Form 10-Q
period 2016-06-30
LAS VEGAS SANDS CORP
filed 2016-08-05
CIK 1300514

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2016
Common Stock ($0.001 par value)	794,753,618 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(In thousands, except share and per share data) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,225,303	$2,179,490
Restricted cash and cash equivalents	8,643	7,901
Accounts receivable, net	925,971	1,267,848
Inventories	42,358	42,573
Prepaid expenses and other	106,995	111,438
Total current assets	3,309,270	3,609,250
Property and equipment, net	16,107,145	15,731,638
Deferred income taxes, net	8,056	23,681
Leasehold interests in land, net	1,285,972	1,262,132
Intangible assets, net	113,304	71,586
Other assets, net	156,785	165,170
Total assets	$20,980,532	$20,863,457
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$106,405	$110,408
Construction payables	391,064	364,136
Accrued interest payable	2,820	1,863
Other accrued liabilities	1,708,725	1,694,305
Income taxes payable	199,008	198,056
Current maturities of long-term debt	211,751	95,367
Total current liabilities	2,619,773	2,464,135
Other long-term liabilities	119,050	113,368
Deferred income taxes	205,018	201,734
Deferred proceeds from sale of The Shoppes at The Palazzo	268,044	268,427
Deferred gain on sale of The Grand Canal Shoppes	33,710	35,130
Deferred rent from mall sale transactions	113,255	113,995
Long-term debt	10,061,882	9,248,681
Total liabilities	13,420,732	12,445,470
Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 830,139,067 and 830,051,259 shares issued, 794,733,118 and 794,645,310 shares outstanding	830	830
Treasury stock, at cost, 35,405,949 shares	(2,443,036)	(2,443,036)
Capital in excess of par value	6,503,661	6,484,843
Accumulated other comprehensive income (loss)	22,015	(66,283)
Retained earnings	2,344,018	2,840,387
Total Las Vegas Sands Corp. stockholders’ equity	6,427,488	6,816,741
Noncontrolling interests	1,132,312	1,601,246
Total equity	7,559,800	8,417,987
Total liabilities and equity	$20,980,532	$20,863,457
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data) (Unaudited)
Revenues:
Casino	$2,017,136	$2,301,498	$4,099,332	$4,678,186
Rooms	354,740	351,259	721,040	722,672
Food and beverage	187,695	178,418	375,262	367,829
Mall	139,589	135,282	274,520	263,096
Convention, retail and other	124,485	125,514	248,037	259,651
	2,823,645	3,091,971	5,718,191	6,291,434
Less — promotional allowances	(173,564)	(170,550)	(351,870)	(358,391)
Net revenues	2,650,081	2,921,421	5,366,321	5,933,043
Operating expenses:
Casino	1,114,232	1,315,568	2,333,160	2,650,397
Rooms	65,468	64,840	130,818	130,631
Food and beverage	102,221	96,537	204,517	195,784
Mall	13,743	15,341	28,224	30,478
Convention, retail and other	59,898	69,965	118,431	138,222
Provision for doubtful accounts	42,193	36,056	87,590	93,406
General and administrative	301,374	315,602	600,574	640,080
Corporate	122,376	44,565	169,004	89,788
Pre-opening	33,230	10,654	41,839	20,233
Development	2,010	2,348	4,387	3,881
Depreciation and amortization	254,871	248,592	514,747	502,514
Amortization of leasehold interests in land	9,348	9,485	18,895	19,323
Loss on disposal of assets	10,416	2,558	9,804	17,881
	2,131,380	2,232,111	4,261,990	4,532,618
Operating income	518,701	689,310	1,104,331	1,400,425
Other income (expense):
Interest income	2,002	4,062	4,029	10,440
Interest expense, net of amounts capitalized	(64,037)	(65,801)	(132,685)	(132,056)
Other income (expense)	(7,518)	(151)	(54,589)	15,314
Income before income taxes	449,148	627,420	921,086	1,294,123
Income tax expense	(54,711)	(45,929)	(117,736)	(101,594)
Net income	394,437	581,491	803,350	1,192,529
Net income attributable to noncontrolling interests	(66,471)	(112,318)	(155,217)	(211,433)
Net income attributable to Las Vegas Sands Corp.	$327,966	$469,173	$648,133	$981,096
Earnings per share:
Basic	$0.41	$0.59	$0.82	$1.23
Diluted	$0.41	$0.59	$0.82	$1.23
Weighted average shares outstanding:
Basic	794,580,095	797,715,773	794,534,477	797,827,230
Diluted	795,050,014	798,552,917	795,088,743	798,731,400
Dividends declared per common share	$0.72	$0.65	$1.44	$1.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands) (Unaudited)
Net income	$394,437	$581,491	$803,350	$1,192,529
Currency translation adjustment, net of reclassification adjustment and before and after tax	29,529	33,711	87,014	(48,588)
Total comprehensive income	423,966	615,202	890,364	1,143,941
Comprehensive income attributable to noncontrolling interests	(66,393)	(112,930)	(153,933)	(212,543)
Comprehensive income attributable to Las Vegas Sands Corp.	$357,573	$502,272	$736,431	$931,398
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
	(In thousands) (Unaudited)
Balance at January 1, 2015	$829	$(2,237,952)	$6,428,762	$76,101	$2,945,846	$1,806,996	$9,020,582
Net income	—	—	—	—	981,096	211,433	1,192,529
Currency translation adjustment, net of reclassification adjustment	—	—	—	(49,698)	—	1,110	(48,588)
Exercise of stock options	1	—	6,291	—	—	1,786	8,078
Tax benefit from stock-based compensation	—	—	1,700	—	—	—	1,700
Conversion of equity awards to liability awards	—	—	(3,837)	—	—	(1,635)	(5,472)
Stock-based compensation	—	—	24,789	—	—	3,924	28,713
Repurchase of common stock	—	(64,994)	—	—	—	—	(64,994)
Dividends declared	—	—	—	—	(1,037,550)	(619,368)	(1,656,918)
Distributions to noncontrolling interests	—	—	—	—	—	(6,871)	(6,871)
Balance at June 30, 2015	$830	$(2,302,946)	$6,457,705	$26,403	$2,889,392	$1,397,375	$8,468,759
Balance at January 1, 2016	$830	$(2,443,036)	$6,484,843	$(66,283)	$2,840,387	$1,601,246	$8,417,987
Net income	—	—	—	—	648,133	155,217	803,350
Currency translation adjustment	—	—	—	88,298	—	(1,284)	87,014
Exercise of stock options	—	—	1,382	—	—	1,095	2,477
Tax shortfall from stock-based compensation	—	—	(219)	—	—	—	(219)
Conversion of equity awards to liability awards	—	—	(956)	—	—	(408)	(1,364)
Stock-based compensation	—	—	18,611	—	—	2,800	21,411
Dividends declared	—	—	—	—	(1,144,502)	(619,236)	(1,763,738)
Distributions to noncontrolling interests	—	—	—	—	—	(7,118)	(7,118)
Balance at June 30, 2016	$830	$(2,443,036)	$6,503,661	$22,015	$2,344,018	$1,132,312	$7,559,800
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$803,350	$1,192,529
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	514,747	502,514
Amortization of leasehold interests in land	18,895	19,323
Amortization of deferred financing costs and original issue discount	22,316	21,930
Amortization of deferred gain on and rent from mall sale transactions	(2,160)	(2,159)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	50	280
Loss on disposal of assets	9,804	17,881
Stock-based compensation expense	21,162	27,191
Provision for doubtful accounts	87,590	93,406
Foreign exchange (gain) loss	27,008	(5,153)
Excess tax benefits from stock-based compensation	(62)	(2,242)
Deferred income taxes	11,938	(21,503)
Changes in operating assets and liabilities:
Accounts receivable	274,914	63,385
Inventories	515	1,734
Prepaid expenses and other	9,697	12,296
Leasehold interests in land	(3,329)	(4,394)
Accounts payable	(5,184)	(18,625)
Accrued interest payable	946	(6,200)
Income taxes payable	(7,747)	(830)
Other accrued liabilities	2,571	(309,830)
Net cash generated from operating activities	1,787,021	1,581,533
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(750)	(549)
Capital expenditures	(706,146)	(719,239)
Proceeds from disposal of property and equipment	3,934	639
Acquisition of intangible assets	(47,315)	—
Net cash used in investing activities	(750,277)	(719,149)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,477	8,078
Excess tax benefits from stock-based compensation	62	2,242
Repurchase of common stock	—	(64,994)
Dividends paid	(1,764,765)	(1,345,804)
Distributions to noncontrolling interests	(7,118)	(6,871)
Proceeds from long-term debt (Note 3)	1,260,591	1,459,277
Repayments of long-term debt (Note 3)	(497,005)	(1,569,609)
Payments of deferred financing costs	(233)	(11,745)
Net cash used in financing activities	(1,005,991)	(1,529,426)
Effect of exchange rate on cash	15,060	(20,597)
Increase (decrease) in cash and cash equivalents	45,813	(687,639)
Cash and cash equivalents at beginning of period	2,179,490	3,506,319
Cash and cash equivalents at end of period	$2,225,303	$2,818,680

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,
	2016	2015
	(In thousands) (Unaudited)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$101,827	$108,815
Cash payments for taxes, net of refunds	$117,012	$121,228
Change in construction payables	$26,928	$17,360
Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$249	$325
Change in dividends payable included in other accrued liabilities	$(1,027)	$311,114
Property and equipment acquired under capital lease	$645	$—
Conversion of equity awards to liability awards	$1,364	$5,472

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
Operations
Macao
The Company currently owns 70.1% of SCL, which includes the operations of The Venetian Macao Resort Hotel ("The Venetian Macao"); Sands Cotai Central; Four Seasons Hotel Macao, Cotai Strip (the "Four Seasons Hotel Macao") and the Plaza Casino (together with the Four Seasons Hotel Macao, the "Four Seasons Macao"); Sands Macao; and other ancillary operations that support these properties. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession agreement, which expires in June 2022.
Singapore
The Company owns and operates the Marina Bay Sands in Singapore. In April 2016, the Company paid $66.0 million Singapore dollars ("SGD," approximately $49.0 million at exchange rates in effect on June 30, 2016) to the Singapore Casino Regulatory Authority as part of the process to renew its gaming license at Marina Bay Sands for a three-year term and such license now expires in April 2019.
United States
The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), The Palazzo Resort Hotel Casino (“The Palazzo”) and an expo and convention center (the “Sands Expo Center”) in Las Vegas, Nevada, and the Sands Casino Resort Bethlehem (the “Sands Bethlehem”) in Bethlehem, Pennsylvania.
Development Projects
Macao
The Company is constructing The Parisian Macao, which is anticipated to open in September 2016, subject to Macao government approval. The Company expects the cost to design, develop and construct The Parisian Macao will be approximately $2.9 billion, inclusive of payments made for the land premium and pre-opening costs. The Company has capitalized costs of $2.21 billion, including the land premium (net of amortization) and $216.9 million in outstanding construction payables, as of June 30, 2016. In addition, the Company will be completing the development of some open areas surrounding its Cotai Strip properties.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Under the Company’s land concessions for Sands Cotai Central and The Parisian Macao, the Company is required to complete these developments by December 2016 and January 2017 (which was recently extended by the Macao government from November 2016), respectively. Should the Company determine it is unable to complete Sands Cotai Central or The Parisian Macao by their respective deadlines, the Company would then expect to apply for another extension from the Macao government to the extent necessary. If the Company is unable to meet the current deadlines and the deadlines for either development are not extended, the Company could lose its land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $4.89 billion or $2.21 billion in capitalized construction costs and land premiums (net of amortization), as of June 30, 2016, related to Sands Cotai Central and The Parisian Macao, respectively.
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company is evaluating the highest return opportunity for the project and intends to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, the Company could record a charge for some portion of the $178.6 million in capitalized construction costs as of June 30, 2016.
Other
The Company continues to aggressively pursue new development opportunities globally.
Capital Financing Overview
Through June 30, 2016, the Company has funded its development projects primarily through borrowings under its credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.
The Company held unrestricted cash and cash equivalents of $2.23 billion and restricted cash and cash equivalents of $8.6 million as of June 30, 2016. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. In June 2016, the Company entered into an agreement to amend its Macao credit facility, which, once effective, will extend the maturity of a portion of the term loans under the facility to May 2022 and will provide for additional term loan commitments of $1.0 billion (see "— Note 3 — Long-Term Debt — 2011 VML Credit Facility”).
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In April 2016, the FASB issued an additional update that adds clarifying guidance to assist an entity with identifying performance obligations in contracts with customers and implementing licensing contracts with customers. The guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for fiscal years beginning after December 15, 2017, with early application permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact that the guidance will have on the Company's financial condition and results of operations.

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
Reclassification
The Company adopted the accounting standard update to simplify the presentation of debt issuance costs as of January 1, 2016, on a retrospective basis. As a result, debt issuance costs of $124.0 million related to its term loans were reclassified from deferred financing costs, net to long-term debt and debt issuance costs of $45.7 million related to its revolving debt were reclassified from deferred financing costs, net to other assets in the accompanying condensed consolidated balance sheet as of December 31, 2015. The reclassification did not have an effect on the Company's financial condition, results of operations and cash flows.
NOTE 2 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Land and improvements	$560,572	$556,947
Building and improvements	15,532,410	15,308,791
Furniture, fixtures, equipment and leasehold improvements	3,417,857	3,281,161
Transportation	454,097	456,942
Construction in progress	3,177,572	2,633,340
	23,142,508	22,237,181
Less — accumulated depreciation and amortization	(7,035,363)	(6,505,543)
	$16,107,145	$15,731,638

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Construction in progress consists of the following (in thousands):

	June 30, 2016	December 31, 2015
The Parisian Macao	$2,113,859	$1,588,474
Four Seasons Macao (principally the Four Seasons Apartments)	424,605	424,273
Sands Cotai Central	268,746	270,472
Other	370,362	350,121
	$3,177,572	$2,633,340
The $370.4 million in other construction in progress as of June 30, 2016, consists primarily of construction of the Las Vegas Condo Tower and various projects at The Venetian Macao.
In accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP Limited Partnership ("GGP") (the “Amended Agreement”), the Company sold the portion of the Grand Canal Shoppes located within The Palazzo (formerly referred to as "The Shoppes at the Palazzo"). Under the terms of the settlement with GGP on June 24, 2011, the Company retained the $295.4 million of proceeds previously received and participates in certain potential future revenues earned by GGP. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company’s participation in certain potential future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $205.8 million (net of $94.2 million of accumulated depreciation) as of June 30, 2016, will continue to be recorded on the Company’s condensed consolidated balance sheet and will continue to be depreciated in the Company’s condensed consolidated statement of operations.
During the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015, the Company capitalized interest expense of $11.3 million, $21.2 million, $5.5 million and $9.7 million, respectively. During the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015, the Company capitalized approximately $6.7 million, $14.4 million, $8.1 million and $15.6 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 3 — LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Corporate and U.S. Related:
2013 U.S. Credit Facility — Term B (net of unamortized original issue discount and deferred financing costs of $14,478 and $16,102, respectively)	$2,179,272	$2,188,898
2013 U.S. Credit Facility — Revolving(1)	441,000	630,000
Airplane Financings (net of unamortized deferred financing costs of $37 and $65, respectively)	58,104	59,918
HVAC Equipment Lease	14,425	15,155
Other	82	140
Macao Related:
2011 VML Credit Facility — Extended Term (net of unamortized deferred financing costs of $40,719 and $46,943, respectively)	2,347,489	2,342,608
2011 VML Credit Facility — Accordion Term (net of unamortized deferred financing costs of $9,070 and $10,147, respectively)	990,178	989,792
2011 VML Credit Facility — Extended Revolving(1)	1,000,564	—
Other	4,077	4,353
Singapore Related:
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $54,216 and $58,743, respectively)	3,238,442	3,113,184
	10,273,633	9,344,048
Less — current maturities	(211,751)	(95,367)
Total long-term debt	$10,061,882	$9,248,681
____________________

(1)
Unamortized deferred financing costs of $40.0 million and $45.7 million as of June 30, 2016 and December 31, 2015, respectively, related to the U.S., Macao and Singapore revolving credit facilities are included in other assets, net in the accompanying condensed consolidated balance sheets.

2013 U.S. Credit Facility
As of June 30, 2016, the Company had $806.9 million of available borrowing capacity under the 2013 U.S. Revolving Facility, net of outstanding letters of credit.
2011 VML Credit Facility
During June 2016, the Company entered into an agreement (the "VML Amendment Agreement") to amend its 2011 VML Credit Facility to, among other things, extend the maturity of a portion of the existing term loans and obtain new term loan commitments (as so amended and restated, the "Restated VML Credit Agreement"). The effectiveness of the Restated VML Credit Agreement is subject to satisfaction of certain closing conditions (the date such conditions are satisfied, the "Restatement Date"), including, among other things, approval by the Macao government. Pursuant to the VML Amendment Agreement and as of the Restatement Date, certain lenders will extend the maturity of existing term loans (the "Extended Initial VML Term Loans") to May 31, 2022, the balance which is expected to be $3.12 billion in aggregate principal amount consisting of $2.12 billion related to the Extended 2011 VML Term Facility and $1.0 billion related to the 2011 VML Accordion Term. In addition, certain lenders agreed to provide $1.0 billion in aggregate principal amount of new term loan commitments with a maturity date of May 31, 2022 (the “New Initial VML Term Loans,” and together with the Extended Initial VML Term Loans, the "Extended VML Term Loans") as of the Restatement Date. The balance of the term loans under the 2011 VML Credit Facility that are not Extended VML Term Loans (the “Non-Extended VML Term Loans”) is expected to be $269.3 million as of the Restatement Date. The terms

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and maturity date of the Extended 2011 VML Revolving Facility will remain unchanged. Borrowings under the New Initial VML Term Loans will be used for working capital requirements and general corporate purposes.
Upon satisfaction of the remaining closing conditions, the following terms for the Extended VML Term Loans will apply. The Extended VML Term Loans will mature on May 31, 2022. Commencing with the quarterly period ending March 31, 2020, and at the end of each subsequent quarter through December 31, 2020, the Extended VML Term Loans will require the borrower to repay on a pro rata basis in an amount equal to 2.5% of the aggregate principal amount outstanding as of the Restatement Date. For the quarterly periods ending on March 31 through June 30, 2021, the borrower will be required to repay the outstanding Extended VML Term Loans on a pro rata basis in an amount equal to 5.0% of the aggregate principal amount outstanding as of the Restatement Date. For the quarterly periods ending on September 30 through December 31, 2021, the borrower will be required to repay the outstanding Extended VML Term Loans on a pro rata basis in an amount equal to 12.5% of the aggregate principal amount outstanding as of the Restatement Date. For the quarterly period ending on March 31, 2022, the borrower will be required to repay the outstanding Extended VML Term Loans on a pro rata basis in an amount equal to 20.0% of the aggregate principal amount outstanding as of the Restatement Date. The remaining balance on the Extended VML Term Loans will be due on the maturity date.
The Extended VML Term Loans will bear interest, at the Company's option, at either the adjusted Eurodollar rate or Hong Kong Inter-bank Offered Rate (“HIBOR”), plus a credit spread, or an alternative base rate, plus a credit spread, which credit spread in each case is determined based on the consolidated total leverage ratio as set forth in the Restated VML Credit Agreement. The credit spread will range from 0.25% to 1.125% per annum for loans accruing interest at the base rate and from 1.25% to 2.125% per annum for loans accruing interest at an adjusted Eurodollar or HIBOR rate.
As of June 30, 2016, the Company had $1.0 billion of available borrowing capacity under the Extended 2011 VML Revolving Facility.
2012 Singapore Credit Facility
As of June 30, 2016, the Company had 494.5 million SGD (approximately $366.8 million at exchange rates in effect on June 30, 2016) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Proceeds from 2011 VML Credit Facility	$1,000,591	$999,277
Proceeds from 2013 U.S. Credit Facility	260,000	460,000
	$1,260,591	$1,459,277
Repayments on 2013 U.S. Credit Facility	$(460,250)	$(711,250)
Repayments on 2011 VML Credit Facility	—	(820,188)
Repayments on 2012 Singapore Credit Facility	(33,204)	(34,316)
Repayments on Airplane Financings	(1,844)	(1,844)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(1,707)	(2,011)
	$(497,005)	$(1,569,609)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of June 30, 2016 and December 31, 2015, was approximately $10.14 billion and $9.22 billion, respectively, compared to its carrying value of $10.37 billion and $9.46 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
NOTE 4 — EQUITY AND EARNINGS PER SHARE
Common Stock
Dividends
On March 31 and June 30, 2016, the Company paid a dividend of $0.72 per common share as part of a regular cash dividend program. During the six months ended June 30, 2016, the Company recorded $1.14 billion as a distribution against retained earnings (of which $621.7 million related to the Principal Stockholder and his family and the remaining $522.8 million related to all other shareholders).
On March 31 and June 30, 2015, the Company paid a dividend of $0.65 per common share as part of a regular cash dividend program. During the six months ended June 30, 2015, the Company recorded $1.04 billion as a distribution against retained earnings (of which $561.2 million related to the Principal Stockholder and his family and the remaining $476.3 million related to all other shareholders).
In July 2016, the Company’s Board of Directors declared a quarterly dividend of $0.72 per common share (a total estimated to be approximately $572 million) to be paid on September 30, 2016, to shareholders of record on September 22, 2016.
Repurchase Program
In October 2014, the Company's Board of Directors authorized the repurchase of $2.0 billion of its outstanding common stock, which expires in October 2016. Repurchases of the Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions. During the six months ended June 30, 2016, there were no share repurchases under this program. During the six months ended June 30, 2015, the Company repurchased 1,287,537 shares of its common stock for $65.0 million (including commissions) under this program. All share repurchases of the Company's common stock are recorded as treasury stock.
Noncontrolling Interests
On February 26 and June 24, 2016, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which the Company retained $1.45 billion during the six months ended June 30, 2016). On February 27, 2015, SCL paid a dividend of HKD 0.99 per share, and, on June 17, 2015, SCL shareholders approved a dividend of HKD 1.00 per share, which was paid on July 15, 2015 (a total of $2.07 billion, of which the Company retained $1.45 billion).
During the six months ended June 30, 2016 and 2015, the Company distributed $7.1 million and $6.9 million, respectively, to certain of its noncontrolling interests.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	794,580,095	797,715,773	794,534,477	797,827,230
Potential dilution from stock options and restricted stock and stock units	469,919	837,144	554,266	904,170
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	795,050,014	798,552,917	795,088,743	798,731,400
Antidilutive stock options excluded from the calculation of diluted earnings per share	6,720,342	6,070,416	6,680,342	6,052,807
Accumulated Other Comprehensive Income (Loss)
As of June 30, 2016 and December 31, 2015, accumulated other comprehensive income (loss) consisted solely of foreign currency translation adjustments. During the three and six months ended June 30, 2015, a $5.3 million gain related to the dissolution of a wholly owned foreign subsidiary was reclassified from accumulated other comprehensive income and comprehensive income to net income. The amount is included in other income (expense) in the accompanying consolidated statements of operations.
NOTE 5 — VARIABLE INTEREST ENTITIES
The Company consolidates any variable interest entities (“VIEs”) in which it is the primary beneficiary and discloses significant variable interests in VIEs for which it is not the primary beneficiary, if any, which designation is determined based on accounting standards for VIEs.
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
As of June 30, 2016 and December 31, 2015, the Company’s consolidated joint ventures had total assets of $78.3 million and $79.4 million, respectively, and total liabilities of $160.1 million and $148.4 million, respectively.
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
The Company does not consider current year’s tax earnings and profits of its foreign subsidiaries to be permanently reinvested. Beginning with the year ended December 31, 2015, the Company’s major foreign subsidiaries distributed, and may continue to distribute, earnings in excess of their current year’s tax earnings and profits in order to meet the Company’s liquidity needs. The Company has not provided deferred taxes for foreign earnings that are indefinitely

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

reinvested in the applicable foreign jurisdictions. The Company expects there will be sufficient creditable foreign taxes to offset any U.S. income tax that would result from the repatriation of these foreign earnings. The Company recorded valuation allowances on certain net deferred tax assets of its U.S. operations and certain foreign jurisdictions. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period and to the extent it becomes “more-likely-than-not” that the deferred tax assets are realizable, the Company will reduce the valuation allowance in the period such determination is made.
In October 2013, the Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2018. In May 2014, the Company entered into an agreement with the Macao government, effective through the end of 2018, that provides for an annual payment of 42.4 million patacas (approximately $5.3 million at exchange rates in effect on June 30, 2016) that is a substitution for a 12% tax otherwise due from Venetian Macau Limited (“VML”) shareholders on dividend distributions paid from VML gaming profits.
NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION
Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Compensation expense:
Stock options	$6,152	$6,297	$14,468	$15,292
Restricted stock and stock units	1,414	8,693	6,792	11,899
	$7,566	$14,990	$21,260	$27,191
Compensation cost capitalized as part of property and equipment	$132	$153	$249	$325
LVSC 2004 Plan:
Stock options granted	—	127	1,112	435
Weighted average grant date fair value	$—	$11.29	$8.52	$12.04
Restricted stock granted	17	17	62	39
Weighted average grant date fair value	$46.75	$54.99	$42.50	$55.23
Restricted stock units granted	—	—	—	—
Weighted average grant date fair value	$—	$—	$—	$—
SCL Equity Plan:
Stock options granted	318	2,096	17,746	2,744
Weighted average grant date fair value	$0.67	$0.91	$0.73	$0.95
Restricted stock units granted	—	—	—	119
Weighted average grant date fair value	$—	$—	$—	$4.90

During the three and six months ended June 30, 2016, SCL paid $1.2 million and $1.4 million, respectively, to settle vested restricted stock units that were previously classified as equity awards. During the three and six months ended June 30, 2015, SCL paid $2.9 million to settle vested restricted stock units that were previously classified as equity awards.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
LVSC 2004 Plan:
Weighted average volatility	—%	35.6%	35.3%	37.3%
Expected term (in years)	0.0	5.8	5.8	5.8
Risk-free rate	—%	1.4%	1.5%	1.3%
Expected dividends	—%	4.7%	6.0%	4.7%
SCL Equity Plan:
Weighted average volatility	37.7%	44.9%	40.9%	44.8%
Expected term (in years)	4.4	4.0	4.4	4.0
Risk-free rate	1.0%	0.6%	1.3%	0.7%
Expected dividends	5.4%	6.1%	5.5%	6.0%
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
The Company currently uses certain derivatives as effective economic hedges to offset foreign currency forward contracts to manage its foreign currency exposure. Foreign currency forward contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The aggregate notional value of these foreign currency contracts was $492.1 million and $672.7 million as of June 30, 2016 and December 31, 2015, respectively. As these derivatives have not been designated and/or do not qualify for hedge accounting, the changes in fair value are recognized as other income (expense) in the accompanying consolidated statements of operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table provides the assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2016
Assets
Cash equivalents(1)	$905,945	$905,945	$—	$—
Liabilities
Forward contracts(2)	$25,602	$—	$25,602	$—
As of December 31, 2015
Assets
Cash equivalents(1)	$905,276	$905,276	$—	$—
Forward contracts(2)	$4,197	$—	$4,197	$—
Interest rate caps(3)	$—	$—	$—	$—
____________________

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of June 30, 2016 and December 31, 2015, the Company had 17 and 19 foreign currency forward contracts, respectively, with fair values based on recently reported market transactions of forward rates. Assets were included in prepaid expenses and other and liabilities were included in other accrued liabilities in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2016, the Company recorded a $7.7 million gain and $28.1 million loss, respectively, related to the change in fair value of the forward contracts. The Company did not have forward contracts during the three and six months ended June 30, 2015.

(3)
As of June 30, 2016, the Company had no interest rate cap agreements. As of December 31, 2015, the Company had one interest rate cap agreement with a nominal aggregate fair value based on recently reported market transactions of interest rates, which was recorded in prepaid expenses and other in the accompanying condensed consolidated balance sheet.

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
On October 15, 2004, Richard Suen and Round Square Company Limited (“Roundsquare”) filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the “District Court”), asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

rulings, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court. On February 27, 2012, the District Court set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of Roundsquare in the amount of $70.0 million. On May 28, 2013, a judgment was entered in the matter in the amount of $101.6 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court requesting that the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court denied the Company’s motion. On October 17, 2013, the District Court entered an order granting plaintiff's request for certain costs and fees associated with the litigation in the amount of approximately $1.0 million. On December 6, 2013, the Company filed a notice of appeal of the jury verdict with the Nevada Supreme Court. The Company filed its opening appellate brief with the Nevada Supreme Court on June 16, 2014. On August 19, 2014, the Nevada Supreme Court issued an order granting plaintiffs additional time until September 15, 2014, to file their answering brief. On September 15, 2014, Roundsquare filed a request to the Nevada Supreme Court to file a brief exceeding the maximum number of words, which was granted. On October 10, 2014, Roundsquare filed their answering brief. On January 12, 2015, the defendants filed their reply brief. On January 27, 2015, Roundsquare filed their reply brief. The Nevada Supreme Court set oral argument for December 17, 2015, before a panel of justices only to reset it for January 26, 2016, en banc. Oral arguments were presented to the Nevada Supreme Court as scheduled. On March 11, 2016, the Nevada Supreme Court issued an order affirming the judgment of liability, but reversing the damages award and remanding for a new trial on damages. On March 29, 2016, Roundsquare filed a petition for rehearing. The Nevada Supreme Court ordered an answer by the Company, which the Company filed on May 4, 2016. On May 12, 2016, Roundsquare filed a motion for leave to file a reply brief in support of their petition for rehearing, and on May 19, 2016, the Company filed an opposition to that motion. On June 24, 2016, the Nevada Supreme Court issued an order granting Roundsquare's petition for rehearing and submitting the appeal for decision on rehearing without further briefing or oral argument. On July 22, 2016, the Nevada Supreme Court once again ordered a new trial on the issue of damages. The Company believes that the amount of any loss cannot be reasonably estimated at this time and has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.
On October 20, 2010, Steven C. Jacobs, the former Chief Executive Officer of SCL, filed an action against LVSC and SCL in the District Court alleging breach of contract against LVSC and SCL and breach of the implied covenant of good faith and fair dealing and tortious discharge in violation of public policy against LVSC. Between March 16, 2011 and September 18, 2015, Mr. Jacobs filed various amended complaints in the action that, among other things, added a claim for defamation per se against Sheldon G. Adelson, LVSC and SCL, and added VML as a defendant on the two breach of contract claims alleged in the complaint.
On December 18, 2015, plaintiff voluntarily dismissed VML from the action. On January 29, 2016, Mr. Jacobs filed a complaint against VML in the United States District Court for the District of Nevada (the "U.S. District Court") alleging a breach of contract claim similar to the one he had brought against VML in the state District Court and then dismissed. VML filed a motion to dismiss the complaint, which was fully briefed on March 31, 2016.
On May 31, 2016, the parties reached a comprehensive, confidential settlement through which Mr. Jacobs dismissed all claims in the District Court, Nevada Supreme Court and the U.S. District Court against LVSC, SCL, VML and Mr. Sheldon G. Adelson and released all claims as of the settlement date.
On February 9, 2011, LVSC received a subpoena from the Securities and Exchange Commission (the “SEC”) requesting that the Company produce documents relating to its compliance with the Foreign Corrupt Practices Act (the “FCPA”). The Company was also advised by the Department of Justice (the “DOJ”) that it is conducting a similar investigation. As previously disclosed by LVSC, (i) on August 26, 2013, it was announced that LVSC entered into a non-prosecution agreement with the U.S. Attorney’s Office for the Central District of California (the “NPA”), and (ii) on April 7, 2016, the SEC announced a comprehensive civil administrative settlement with LVSC in which LVSC

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

neither admitted nor denied allegations related to the internal controls and books and records provisions of the FCPA pursuant to Section 21(c) of the Securities Exchange Act of 1934, as amended (the “SEC Order”).
On May 11, 2016, the Nevada Gaming Control Board (the “NGCB”) filed a complaint against LVSC,  Las Vegas Sands, LLC and Venetian Casino Resort, LLC (collectively, the “Respondents”) alleging certain violations of the Nevada Gaming Control Act and Regulations of the Nevada Gaming Commission in connection with the above-described SEC Order and NPA. On May 19, 2016, the Nevada Gaming Commission approved a settlement between the NGCB and the Company in which settlement with the NGCB the Respondents neither admitted nor denied anything other than the entry of the SEC Order and NPA and agreed to pay a fine in the amount of $2.0 million.
The Company continues to respond to all remaining government inquiries. Based on the proceedings to date, management is currently unable to determine the probability of the outcome of the remaining inquiries, the extent of materiality, or the range of reasonably possible loss, if any.
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing defendants’ Motion for Partial Reconsideration of the U.S. District Court's order dated August 24, 2011, striking additional portions of the plaintiffs' complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiffs filed a purported class action second amended complaint (the “Second Amended Complaint”) seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process has been suspended. On April 16, 2013, the case was reassigned to a new judge. On July 30, 2013, the U.S. District Court heard the motion to dismiss and took the matter under advisement. On November 7, 2013, the judge granted in part and denied in part defendants' motions to dismiss. On December 13, 2013, the defendants filed their answer to the Second Amended Complaint. Discovery in the matter has re-started. On January 8, 2014, plaintiffs filed a motion to expand the certified class period, which was granted by the U.S. District Court on June 15, 2015. Fact discovery closed on July 31, 2015, and expert discovery closed on December 18, 2015. On January 22, 2016, defendants filed motions for summary judgment. Plaintiffs filed an opposition to the motions for summary judgment on March 11, 2016. Defendants filed their replies in support of summary judgment on April 8, 2016. No hearing date for the summary judgment has been set. Management has determined that based on proceedings to date,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson and Matt Abbeduto filed a shareholder derivative action (the “Moradi action”), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim and Gaines actions. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the “LAMPERS action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 22, 2011, John Zaremba filed a shareholder derivative action (the “Zaremba action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits and injunctive relief, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On August 25, 2011, the U.S. District Court consolidated the Moradi, LAMPERS and Zaremba actions and such actions are reported as one consolidated matter. On November 17, 2011, the defendants filed a motion to dismiss or alternatively to stay the federal action due to the parallel District Court action described above. On May 25, 2012, the case was transferred to a new judge. On August 27, 2012, the U.S. District Court granted the motion to stay pending a further update of the Special Litigation Committee due on October 30, 2012. On October 30, 2012, the defendants filed the update asking the judge to determine whether to continue the stay until January 31, 2013, or to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

address motions to dismiss. On November 7, 2012, the U.S. District Court denied defendants request for an extension of the stay but asked the parties to brief the motion to dismiss. On November 21, 2012, defendants filed their motion to dismiss. On December 21, 2012, plaintiffs filed their opposition and on January 18, 2013, defendants filed their reply. On May 31, 2013, the case was reassigned to a new judge. On April 11, 2014, the judge denied the motion to dismiss without prejudice and ordered the case stayed pending the outcome of the District Court action in Kohanim described above. Following a January 22, 2016, status report by the parties, on January 27, 2016, the judge ordered another status report on May 16, 2016. Following the May 16, 2016 status report by the parties, on May 17, 2016, the judge ordered another status report on December 16, 2016. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On July 5, 2016, W.A. Sokolowski filed a shareholder derivative action (“Sokolowski III”) on purported behalf of the Company in the District Court, Clark County Nevada, against Sheldon G. Adelson, Michael A. Leven, Jason N. Ader, Irwin Chafetz, Charles D. Forman, Irwin A. Siegel, George P. Koo, Charles A. Koppelman, Jeffrey H. Schwartz, Robert G. Goldstein, Micheline Chau, Steven L. Gerard, George Jamieson, David Levi, and George P. Koo, each of whom is serving or previously served on the Board of Directors (collectively, the “Directors”); as well as against PricewaterhouseCoopers LLP (“PwC”), the Company’s former auditor, and a partner of PwC. The complaint alleges, among other things, that the Directors breached their fiduciary duties to the Company by failing to prevent certain alleged misrepresentations and wrongdoing by the Company’s management, wasting corporate assets in litigating the Jacobs lawsuit, and concealing certain alleged facts in connection with audits performed by PwC. The complaint seeks, among other things the appointment of a conservator or special master to oversee the Company’s discussions with governmental agencies as well as to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. Many of the allegations duplicate allegations the same plaintiff made in a previous case, Sokolowski v. Adelson, No. 2:14-cv-00111-JCM-NJK (D. Nev.) (“Sokolowski I and II”), in which final judgment was entered against Sokolowski. In Sokolowski III, plaintiff also complains that the Company wrongfully caused him to lose Sokolowski I and II. This matter is in a preliminary stage and management has determined that it is currently unable to determine the probability of the outcome of this matter, whether this matter will result in litigation or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On March 6, 2014, the Board of Directors of the Company received a shareholder demand letter from a purported shareholder named the John F. Scarpa Foundation ("Scarpa"). This letter recites substantially the same allegations as the complaint filed in the Sokolowski I and II actions and demands that the same claims be asserted by the Company, which was delivered to the Company by the same counsel representing Mr. Sokolowski. The Company acknowledged, through its counsel, on March 26, 2014. Scarpa then sent a revised demand letter to the Board of Directors on March 31, 2014. The Company acknowledged, through its counsel, on April 8, 2014. Scarpa then sent an additional demand letter dated August 14, 2014, which the Company acknowledged on August 22, 2014. The Company responded to the demand by letters dated June 4, 2015. This matter is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter, whether this matter will result in litigation or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and VCR (collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.4 million at exchange rates in effect on June 30, 2016) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and the Defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

with the Macao Judicial Court. On September 23, 2013, the three U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC’s claims against the three U.S. Defendants. On April 24, 2014, the Macao Judicial Court issued a Decision (Despacho Seneador) holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings, and that the claim should proceed exclusively against the three U.S. Defendants. On May 8, 2014, AAEC lodged an appeal against that decision. The Macao Judicial Court further held that the existence of the pending application for recognition and enforcement of the U.S. Court of Appeals ruling before the Macao Second Instance Court did not justify a stay of the proceedings against the three U.S. Defendants at the present time, although in principle an application for a stay of the proceedings against the three U.S. Defendants could be reviewed after the Macao Second Instance Court had issued its decision. On June 25, 2014, the Macao Second Instance Court delivered a decision, which gave formal recognition to and allowed enforcement in Macao of the judgment of the U.S. Court of Appeals, dismissing AAEC's claims against the U.S. Defendants. AAEC appealed against the recognition decision to the Macao Court of Final Appeal, which, on May 6, 2015, dismissed the appeal and held the U.S. judgment to be final and have preclusive effect. The Macao Court of Final Appeal's decision became final on May 21, 2015. On June 5, 2015, the three U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata. AAEC filed its response to that application on June 30, 2015. The three U.S. Defendants filed their reply on July 23, 2015. On September 14, 2015, the Macao Judicial Court admitted two further legal opinions from Portuguese and U.S. law experts. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged on April 7, 2016, together with a request that the appeal be heard immediately. By a decision dated April 13, 2016, the Macao Judicial Court accepted that the appeal be heard immediately. Legal arguments were submitted May 23, 2016. AAEC replied to the legal arguments on or about July 14, 2016, which was three days late, upon payment of a penalty. On March 25, 2015, application was made by the U.S. Defendants to the Macao Judicial Court to revoke the legal aid granted to AAEC, accompanied by a request for evidence taking from AAEC, relating to the fees and expenses that they incurred and paid in the U.S. subsequent action referred to below. The Macao Public Prosecutor has opposed the action on the ground of lack of evidence that AAEC's financial position has improved. No decision has been issued in respect to that application up to the present time. A complaint against AAEC's Macao lawyer arising from certain conduct in relation to recent U.S. proceedings was submitted to the Macao Lawyer's Association on October 19, 2015. A letter dated February 26, 2016, has been received from the Conselho Superior de Advocacia of the Macao Bar Association advising that disciplinary proceedings have commenced. A further letter dated April 5, 2016, was received from the Conselho Superior de Advocacia requesting confirmation that the signatories of the complaint were acting within their corporate authority. By a letter dated April 14, 2016, such confirmation has been provided. On July 9, 2014, the plaintiff filed yet another action in the U.S. District Court against LVSC, LVSLLC, VCR, Sheldon G. Adelson, William P. Weidner, David Friedman and Does 1-50 for declaratory judgment, equitable accounting, misappropriation of trade secrets, breach of confidence and conversion based on a theory of copyright law. The claim is for $5.0 billion. On November 4, 2014, plaintiff finally effected notice on the LVSC entities which was followed by a motion to dismiss by the U.S. Defendants on November 10, 2014. Plaintiff failed to timely respond and on December 2, 2014, the U.S. Defendants moved for immediate dismissal and sanctions against plaintiff and his counsel for bringing a frivolous lawsuit. On December 19, 2014, plaintiff filed an incomplete and untimely response, which was followed by plaintiff's December 27, 2014 notice of withdrawal of the lawsuit and the U.S. Defendants' December 29, 2014, reply in favor of sanctions and dismissal with prejudice. On August 31, 2015, the judge dismissed the U.S. action and the Defendants' sanctions motion. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
NOTE 10 — SEGMENT INFORMATION
The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; Four Seasons Macao; Sands Macao; Other Asia (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to the Company’s properties in Macao); Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, in addition to its reportable segments noted above. The Company’s primary projects under development are The Parisian Macao, the remainder of Sands Cotai Central and the Four Seasons Apartment Hotel Macao, Cotai Strip (the "Four Seasons Apartments") in Macao, and the Las Vegas Condo Tower (which construction currently is suspended and is included in Corporate and Other) in the U.S. The corporate activities of the Company are also included in Corporate and Other. The Company’s segment information as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Revenues
Macao:
The Venetian Macao	$666,102	$739,454	$1,415,056	$1,526,645
Sands Cotai Central	472,679	554,231	1,002,959	1,125,995
Four Seasons Macao	125,007	204,116	273,273	365,367
Sands Macao	184,959	241,554	360,050	466,925
Other Asia	41,087	38,527	79,676	74,006
	1,489,834	1,777,882	3,131,014	3,558,938
Marina Bay Sands	710,135	713,042	1,313,788	1,497,858
United States:
Las Vegas Operating Properties	356,532	346,016	741,408	722,399
Sands Bethlehem	146,535	137,502	285,203	265,201
	503,067	483,518	1,026,611	987,600
Intersegment eliminations	(52,955)	(53,021)	(105,092)	(111,353)
Total net revenues	$2,650,081	$2,921,421	$5,366,321	$5,933,043

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Intersegment Revenues
Macao:
The Venetian Macao	$1,385	$1,766	$3,067	$3,259
Sands Cotai Central	112	78	224	156
Other Asia	9,039	9,689	18,257	19,901
	10,536	11,533	21,548	23,316
Marina Bay Sands	2,044	2,459	4,205	5,258
Las Vegas Operating Properties	40,375	39,029	79,339	82,779
Total intersegment revenues	$52,955	$53,021	$105,092	$111,353

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted Property EBITDA
Macao:
The Venetian Macao	$244,397	$254,990	$512,203	$524,932
Sands Cotai Central	144,095	164,210	307,561	320,120
Four Seasons Macao	43,688	74,334	91,874	118,806
Sands Macao	48,576	66,284	79,547	123,662
Other Asia	7,135	4,821	14,795	8,353
	487,891	564,639	1,005,980	1,095,873
Marina Bay Sands	357,033	363,254	631,905	778,526
United States:
Las Vegas Operating Properties	72,485	54,166	159,383	128,275
Sands Bethlehem	37,677	34,099	75,402	63,992
	110,162	88,265	234,785	192,267
Consolidated adjusted property EBITDA(1)	955,086	1,016,158	1,872,670	2,066,666
Other Operating Costs and Expenses
Stock-based compensation	(4,134)	(8,646)	(9,663)	(12,621)
Corporate	(122,376)	(44,565)	(169,004)	(89,788)
Pre-opening	(33,230)	(10,654)	(41,839)	(20,233)
Development	(2,010)	(2,348)	(4,387)	(3,881)
Depreciation and amortization	(254,871)	(248,592)	(514,747)	(502,514)
Amortization of leasehold interests in land	(9,348)	(9,485)	(18,895)	(19,323)
Loss on disposal of assets	(10,416)	(2,558)	(9,804)	(17,881)
Operating income	518,701	689,310	1,104,331	1,400,425
Other Non-Operating Costs and Expenses
Interest income	2,002	4,062	4,029	10,440
Interest expense, net of amounts capitalized	(64,037)	(65,801)	(132,685)	(132,056)
Other income (expense)	(7,518)	(151)	(54,589)	15,314
Income tax expense	(54,711)	(45,929)	(117,736)	(101,594)
Net income	$394,437	$581,491	$803,350	$1,192,529
 ____________________

(1)
Consolidated adjusted property EBITDA, which is a non-GAAP measure, is net income before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Capital Expenditures
Corporate and Other	$4,377	$6,904
Macao:
The Venetian Macao	24,112	43,310
Sands Cotai Central	67,904	221,069
Four Seasons Macao	5,620	8,179
Sands Macao	6,753	13,542
Other Asia	1,848	1,473
The Parisian Macao	516,335	321,621
	622,572	609,194
Marina Bay Sands	29,458	56,181
United States:
Las Vegas Operating Properties	37,026	37,917
Sands Bethlehem	12,713	9,043
	49,739	46,960
Total capital expenditures	$706,146	$719,239

	June 30, 2016	December 31, 2015
Total Assets
Corporate and Other	$1,342,125	$463,272
Macao:
The Venetian Macao	2,380,779	2,949,533
Sands Cotai Central	4,058,574	4,393,716
Four Seasons Macao	977,033	1,038,573
Sands Macao	323,922	373,113
Other Asia	265,940	288,178
The Parisian Macao	2,219,837	1,648,562
Other Development Projects	42	82
	10,226,127	10,691,757
Marina Bay Sands	5,398,534	5,497,556
United States:
Las Vegas Operating Properties	3,325,873	3,517,816
Sands Bethlehem	687,873	693,056
	4,013,746	4,210,872
Total assets	$20,980,532	$20,863,457

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	June 30, 2016	December 31, 2015
Total Long-Lived Assets
Corporate and Other	$322,890	$334,540
Macao:
The Venetian Macao	1,733,835	1,795,042
Sands Cotai Central	3,825,366	3,943,966
Four Seasons Macao	886,630	903,649
Sands Macao	256,643	266,399
Other Asia	162,055	167,540
The Parisian Macao	2,210,840	1,645,881
	9,075,369	8,722,477
Marina Bay Sands	4,596,881	4,476,064
United States:
Las Vegas Operating Properties	2,849,480	2,909,294
Sands Bethlehem	548,497	551,395
	3,397,977	3,460,689
Total long-lived assets	$17,393,117	$16,993,770

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
Operations
We view each of our casino properties as an operating segment. Our operating segments in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China consist of The Venetian Macao Resort Hotel (“The Venetian Macao”); Sands Cotai Central; the Four Seasons Hotel Macao, Cotai Strip and the Plaza Casino (collectively, the “Four Seasons Macao”); the Sands Macao; and other ancillary operations in that region (“Other Asia”). Our operating segment in Singapore is the Marina Bay Sands. Our operating segments in the United States consist of The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), The Palazzo Resort Hotel Casino (“The Palazzo”) and the Sands Casino Resort Bethlehem (the “Sands Bethlehem”). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure. For the six months ended June 30, 2016 and 2015, gross revenue at our reportable segments was derived as follows:

•	At The Venetian Macao, approximately 82.2% and 81.8%, respectively, was derived from gaming activities, with the remainder derived from mall, room, food and beverage and other non-gaming sources.

•	At Sands Cotai Central, approximately 79.5% and 81.1%, respectively, was derived from gaming activities, with the remainder derived primarily from room and food and beverage operations.

•	At Four Seasons Macao, approximately 68.4% and 75.1%, respectively, was derived from gaming activities, with the remainder derived primarily from mall, room and food and beverage operations.

•	At Sands Macao, approximately 92.7% and 93.3%, respectively, was derived from gaming activities, with the remainder derived primarily from room and food and beverage operations.

•	At Marina Bay Sands, approximately 72.2% and 75.4%, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.

•
At our Las Vegas Operating Properties, approximately 76.5% and 74.1%, respectively, was derived from room, food and beverage and other non-gaming sources, with the remainder derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.

•	At Sands Bethlehem, approximately 88.7% and 88.5%, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage and other non-gaming sources.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2015 Annual Report on Form 10-K filed on February 26, 2016.
There were no newly identified significant accounting estimates during the six months ended June 30, 2016, nor were there any material changes to the critical accounting policies and estimates discussed in our 2015 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements” and “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Reclassification.”
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Percent Change	2016	2015	Percent Change
	(Dollars in thousands)
Net revenues	$2,650,081	$2,921,421	(9.3)%	$5,366,321	$5,933,043	(9.6)%
Operating expenses	2,131,380	2,232,111	(4.5)%	4,261,990	4,532,618	(6.0)%
Operating income	518,701	689,310	(24.8)%	1,104,331	1,400,425	(21.1)%
Income before income taxes	449,148	627,420	(28.4)%	921,086	1,294,123	(28.8)%
Net income	394,437	581,491	(32.2)%	803,350	1,192,529	(32.6)%
Net income attributable to Las Vegas Sands Corp.	327,966	469,173	(30.1)%	648,133	981,096	(33.9)%

	Percent of Net Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses	80.4%	76.4%	79.4%	76.4%
Operating income	19.6%	23.6%	20.6%	23.6%
Income before income taxes	16.9%	21.5%	17.2%	21.8%
Net income	14.9%	19.9%	15.0%	20.1%
Net income attributable to Las Vegas Sands Corp.	12.4%	16.1%	12.1%	16.5%
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

We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be within a range of 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 24.2%, 21.1%, 22.9%, 17.4% and 28.1% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 4.6%, 3.6%, 6.6%, 3.4% and 4.4% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 16.3% and 28.0%, respectively, of our table games play was conducted on a credit basis for the six months ended June 30, 2016.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop which is the total amount of cash and net markers issued that are deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our mix of table games, our table games are expected to produce a win percentage (calculated before discounts) within a range of 21% to 29% for Baccarat and 16% to 20% for non-Baccarat. Table games at Sands Bethlehem have produced a trailing 12-month win percentage of 18.8%. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.0% and 7.0% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 59.3% of our table games play at our Las Vegas Operating Properties, for the six months ended June 30, 2016, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.
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

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended June 30,
	2016	2015	Percent Change
	(Dollars in thousands)
Casino	$2,017,136	$2,301,498	(12.4)%
Rooms	354,740	351,259	1.0%
Food and beverage	187,695	178,418	5.2%
Mall	139,589	135,282	3.2%
Convention, retail and other	124,485	125,514	(0.8)%
	2,823,645	3,091,971	(8.7)%
Less — promotional allowances	(173,564)	(170,550)	(1.8)%
Total net revenues	$2,650,081	$2,921,421	(9.3)%
Consolidated net revenues were $2.65 billion for the three months ended June 30, 2016, a decrease of $271.3 million compared to $2.92 billion for the three months ended June 30, 2015. The decrease in net revenues was driven by a $290.6 million decrease at our Macao operating properties, primarily due to decreased casino revenue.

Casino revenues decreased $284.4 million compared to the three months ended June 30, 2015. The decrease is primarily attributable to a $278.6 million decrease at our Macao operating properties, driven by decreases in Rolling Chip volume and win percentage across all four of our Macao properties, and decreases in Non-Rolling Chip drop and win percentage, as well as an $8.9 million decrease at Marina Bay Sands, driven by decreases in Rolling Chip volume and Non-Rolling Chip drop. The following table summarizes the results of our casino activity:

	Three Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$568,475	$633,601	(10.3)%
Non-Rolling Chip drop	$1,657,374	$1,676,988	(1.2)%
Non-Rolling Chip win percentage	24.8%	26.0%	(1.2) pts
Rolling Chip volume	$6,868,466	$7,632,905	(10.0)%
Rolling Chip win percentage	2.73%	3.07%	(0.34) pts
Slot handle	$979,263	$973,233	0.6%
Slot hold percentage	4.6%	4.9%	(0.3) pts
Sands Cotai Central
Total casino revenues	$404,557	$484,361	(16.5)%
Non-Rolling Chip drop	$1,509,618	$1,462,593	3.2%
Non-Rolling Chip win percentage	20.4%	22.4%	(2.0) pts
Rolling Chip volume	$3,081,945	$4,826,594	(36.1)%
Rolling Chip win percentage	2.48%	3.43%	(0.95) pts
Slot handle	$1,485,183	$1,500,616	(1.0)%
Slot hold percentage	3.7%	3.6%	0.1 pts
Four Seasons Macao
Total casino revenues	$88,978	$167,002	(46.7)%
Non-Rolling Chip drop	$230,273	$276,753	(16.8)%
Non-Rolling Chip win percentage	28.1%	21.8%	6.3 pts
Rolling Chip volume	$1,882,551	$4,180,755	(55.0)%
Rolling Chip win percentage	2.13%	3.58%	(1.45) pts
Slot handle	$103,212	$126,833	(18.6)%
Slot hold percentage	5.6%	6.1%	(0.5) pts
Sands Macao
Total casino revenues	$180,315	$235,950	(23.6)%
Non-Rolling Chip drop	$649,773	$769,112	(15.5)%
Non-Rolling Chip win percentage	18.3%	19.9%	(1.6) pts
Rolling Chip volume	$1,953,637	$2,328,209	(16.1)%
Rolling Chip win percentage	3.29%	3.91%	(0.62) pts
Slot handle	$667,681	$658,602	1.4%
Slot hold percentage	3.3%	3.6%	(0.3) pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$556,749	$565,652	(1.6)%
Non-Rolling Chip drop	$935,724	$1,047,630	(10.7)%
Non-Rolling Chip win percentage	28.0%	27.5%	0.5 pts
Rolling Chip volume	$6,740,201	$9,505,830	(29.1)%
Rolling Chip win percentage	3.50%	2.78%	0.72 pts
Slot handle	$3,245,233	$3,061,836	6.0%
Slot hold percentage	4.5%	4.6%	(0.1) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$81,979	$86,503	(5.2)%
Table games drop	$374,767	$466,542	(19.7)%
Table games win percentage	10.6%	11.2%	(0.6) pts
Slot handle	$661,995	$558,331	18.6%
Slot hold percentage	7.7%	8.4%	(0.7) pts
Sands Bethlehem
Total casino revenues	$136,083	$128,429	6.0%
Table games drop	$288,645	$286,945	0.6%
Table games win percentage	18.6%	17.2%	1.4 pts
Slot handle	$1,115,991	$1,091,400	2.3%
Slot hold percentage	7.0%	7.0%	—

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $3.5 million compared to the three months ended June 30, 2015. The increase is primarily due to an $11.8 million increase at our Las Vegas Operating Properties, driven by increases in occupancy and average daily room rates, partially offset by an $8.8 million decrease at our Macao operating properties, driven by decreases in occupancy and average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended June 30,
	2016	2015	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$44,958	$50,953	(11.8)%
Occupancy rate	81.0%	82.2%	(1.2) pts
Average daily room rate	$212	$239	(11.3)%
Revenue per available room	$172	$196	(12.2)%
Sands Cotai Central
Total room revenues	$63,959	$63,303	1.0%
Occupancy rate	76.5%	78.7%	(2.2) pts
Average daily room rate	$149	$156	(4.5)%
Revenue per available room	$114	$123	(7.3)%
Four Seasons Macao
Total room revenues	$8,065	$10,900	(26.0)%
Occupancy rate	69.2%	83.4%	(14.2) pts
Average daily room rate	$340	$382	(11.0)%
Revenue per available room	$236	$319	(26.0)%
Sands Macao
Total room revenues	$5,079	$5,680	(10.6)%
Occupancy rate	96.0%	99.6%	(3.6) pts
Average daily room rate	$203	$219	(7.3)%
Revenue per available room	$195	$218	(10.6)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$83,221	$82,709	0.6%
Occupancy rate	96.4%	95.9%	0.5 pts
Average daily room rate	$375	$377	(0.5)%
Revenue per available room	$362	$361	0.3%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$145,658	$133,891	8.8%
Occupancy rate	95.0%	92.6%	2.4 pts
Average daily room rate	$240	$231	3.9%
Revenue per available room	$228	$214	6.5%
Sands Bethlehem
Total room revenues	$3,800	$3,823	(0.6)%
Occupancy rate	96.9%	91.9%	5.0 pts
Average daily room rate	$160	$152	5.3%
Revenue per available room	$155	$140	10.7%
Food and beverage revenues increased $9.3 million compared to the three months ended June 30, 2015. The increase was primarily due to a $4.8 million increase at Marina Bay Sands, primarily driven by the opening of new restaurants and a $4.1 million increase at our Las Vegas Operating Properties, primarily driven by increased banquet revenue.

Mall revenues increased $4.3 million compared to the three months ended June 30, 2015. The increase was primarily due to a $2.8 million increase at The Venetian Macao, driven by an increase in base rents. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Three Months Ended June 30,
	2016	2015	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$51,081	$48,295	5.8%
Mall gross leasable area (in square feet)	781,145	780,044	0.1%
Occupancy	97.4%	97.8%	(0.4) pts
Base rent per square foot	$234	$209	12.0%
Tenant sales per square foot	$1,359	$1,578	(13.9)%
Shoppes at Cotai Central(1)
Total mall revenues	$15,577	$14,632	6.5%
Mall gross leasable area (in square feet)	331,476	331,466	—
Occupancy	96.7%	97.8%	(1.1) pts
Base rent per square foot	$160	$143	11.9%
Tenant sales per square foot	$861	$1,004	(14.2)%
Shoppes at Four Seasons
Total mall revenues	$31,423	$31,057	1.2%
Mall gross leasable area (in square feet)	260,570	257,615	1.1%
Occupancy	97.7%	100.0%	(2.3) pts
Base rent per square foot	$457	$419	9.1%
Tenant sales per square foot	$2,994	$4,924	(39.2)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$40,481	$40,399	0.2%
Mall gross leasable area (in square feet)	644,718	644,590	—
Occupancy	96.4%	93.6%	2.8 pts
Base rent per square foot	$222	$218	1.8%
Tenant sales per square foot	$1,334	$1,393	(4.2)%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$1,027	$899	14.2%
Mall gross leasable area (in square feet)	151,029	151,029	—
Occupancy	90.4%	94.3%	(3.9) pts
Base rent per square foot	$21	$21	—
Tenant sales per square foot	$366	$342	7.0%
__________________________

(1)	At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended June 30,
	2016	2015	Percent Change
	(Dollars in thousands)
Casino	$1,114,232	$1,315,568	(15.3)%
Rooms	65,468	64,840	1.0%
Food and beverage	102,221	96,537	5.9%
Mall	13,743	15,341	(10.4)%
Convention, retail and other	59,898	69,965	(14.4)%
Provision for doubtful accounts	42,193	36,056	17.0%
General and administrative	301,374	315,602	(4.5)%
Corporate	122,376	44,565	174.6%
Pre-opening	33,230	10,654	211.9%
Development	2,010	2,348	(14.4)%
Depreciation and amortization	254,871	248,592	2.5%
Amortization of leasehold interests in land	9,348	9,485	(1.4)%
Loss on disposal of assets	10,416	2,558	307.2%
Total operating expenses	$2,131,380	$2,232,111	(4.5)%
Operating expenses were $2.13 billion for the three months ended June 30, 2016, a decrease of $100.7 million compared to $2.23 billion for the three months ended June 30, 2015. The decrease in operating expenses was primarily due to a decrease in casino expenses at our Macao operating properties and Marina Bay Sands, partially offset by an increase in corporate expense due to nonrecurring legal costs.
Casino expenses decreased $201.3 million compared to the three months ended June 30, 2015. Of the decrease, $137.9 million was due to the 39.0% gross win tax on decreased casino revenues at our Macao operating properties. The remaining decrease is primarily attributable to decreases in junket commissions and the ongoing cost control and cost avoidance initiatives at our Macao operating properties, and a decrease in casino expenses at Marina Bay Sands. Our casino expenses also decreased in connection with the transition of certain personnel from our existing Macao operating properties to The Parisian Macao to focus on pre-opening activities in connection with its opening in September 2016.
Convention, retail and other expenses decreased $10.1 million compared to the three months ended June 30, 2015. The decrease was primarily due to an $8.1 million decrease at our Macao operating properties, primarily driven by a decrease in entertainment.
The provision for doubtful accounts was $42.2 million for the three months ended June 30, 2016, compared to $36.1 million for the three months ended June 30, 2015. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses decreased $14.2 million compared to the three months ended June 30, 2015. The decrease was primarily due to a $14.0 million decrease at our Macao operating properties, driven by the ongoing cost control initiatives.
Corporate expenses increased $77.8 million compared to the three months ended June 30, 2015. The increase was primarily due to nonrecurring legal costs.
Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended June 30, 2016, primarily related to activities at The Parisian Macao. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.

The loss on disposal of assets of $10.4 million for the three months ended June 30, 2016, primarily related to dispositions at our Las Vegas Operating Properties.
Consolidated Adjusted Property EBITDA
Consolidated adjusted property EBITDA, which is a non-GAAP measure, is net income before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Three Months Ended June 30,
	2016	2015	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$244,397	$254,990	(4.2)%
Sands Cotai Central	144,095	164,210	(12.2)%
Four Seasons Macao	43,688	74,334	(41.2)%
Sands Macao	48,576	66,284	(26.7)%
Other Asia	7,135	4,821	48.0%
	487,891	564,639	(13.6)%
Marina Bay Sands	357,033	363,254	(1.7)%
United States:
Las Vegas Operating Properties	72,485	54,166	33.8%
Sands Bethlehem	37,677	34,099	10.5%
	110,162	88,265	24.8%
Consolidated adjusted property EBITDA	$955,086	$1,016,158	(6.0)%

Adjusted property EBITDA at our Macao operations decreased $76.7 million compared to the three months ended June 30, 2015. The decrease was primarily due to the decrease in casino operations, mainly driven by decreased volumes in the VIP market.
Adjusted property EBITDA at Marina Bay Sands decreased $6.2 million compared to the three months ended June 30, 2015. The decrease was primarily due to a $12.3 million increase in provision for doubtful accounts.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $18.3 million compared to the three months ended June 30, 2015. The increase was primarily due to increases in our non-gaming operations, primarily rooms and food and beverage, partially offset by a decrease in casino operations.
Adjusted property EBITDA at Sands Bethlehem increased $3.6 million compared to the three months ended June 30, 2015. The increase was primarily due to a $9.0 million increase in net revenues, driven by an increase in casino revenues, partially offset by an increase in the associated operating expenses.

Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$71,584	$67,507
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3,791	3,797
Less — capitalized interest	(11,338)	(5,503)
Interest expense, net	$64,037	$65,801
Cash paid for interest	$59,026	$63,034
Weighted average total debt balance	$9,555,968	$9,432,474
Weighted average interest rate	3.0%	2.9%
Interest cost increased $4.1 million compared to the three months ended June 30, 2015, resulting from an increase in our weighted average interest rate and an increase in our weighted average debt balance. Capitalized interest increased $5.8 million compared to the three months ended June 30, 2015, primarily due to the construction of The Parisian Macao.
Other Factors Effecting Earnings
Other expense was $7.5 million for the three months ended June 30, 2016, compared to $0.2 million for the three months ended June 30, 2015. Other expense during the three months ended June 30, 2016, was primarily attributable to $15.3 million of foreign currency transaction losses, due to Singapore dollar denominated intercompany debt held in the U.S., partially offset by a $7.7 million fair value adjustment on our Singapore forward contracts.
Our effective income tax rate was 12.2% for the three months ended June 30, 2016, compared to 7.3% for the three months ended June 30, 2015. The increase in the effective income tax rate relates primarily to the jurisdictional mix of earnings during the respective periods, as Singapore comprises a larger percentage of total earnings for the three months ended June 30, 2016. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets, or a portion thereof, are realizable, we will reduce the valuation allowances in the period such determination is made as appropriate.
The net income attributable to our noncontrolling interests was $66.5 million for the three months ended June 30, 2016, compared to $112.3 million for the three months ended June 30, 2015. These amounts are primarily related to the noncontrolling interest of SCL.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Operating Revenues
Our net revenues consisted of the following:

	Six Months Ended June 30,
	2016	2015	Percent Change
	(Dollars in thousands)
Casino	$4,099,332	$4,678,186	(12.4)%
Rooms	721,040	722,672	(0.2)%
Food and beverage	375,262	367,829	2.0%
Mall	274,520	263,096	4.3%
Convention, retail and other	248,037	259,651	(4.5)%
	5,718,191	6,291,434	(9.1)%
Less — promotional allowances	(351,870)	(358,391)	1.8%
Total net revenues	$5,366,321	$5,933,043	(9.6)%
Consolidated net revenues were $5.37 billion for the six months ended June 30, 2016, a decrease of $566.7 million compared to $5.93 billion for the six months ended June 30, 2015. The decrease in net revenues was driven by a $433.6 million decrease at our Macao operating properties, primarily due to decreased casino revenues.

Casino revenues decreased $578.9 million compared to the six months ended June 30, 2015. The decrease is primarily attributable to a $398.1 million decrease at our Macao operating properties, driven by decreases in Rolling Chip volume and win percentage, as well as decreases in Non-Rolling Chip drop and win percentage, and a $187.7 million decrease at Marina Bay Sands, driven by decreases in Rolling Chip volume and win percentage, as well as a decrease in Non-Rolling Chip drop. The following table summarizes the results of our casino activity:

	Six Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$1,223,404	$1,310,515	(6.6)%
Non-Rolling Chip drop	$3,427,474	$3,545,005	(3.3)%
Non-Rolling Chip win percentage	24.9%	25.5%	(0.6) pts
Rolling Chip volume	$15,094,477	$16,150,943	(6.5)%
Rolling Chip win percentage	2.99%	2.95%	0.04 pts
Slot handle	$2,049,252	$2,035,709	0.7%
Slot hold percentage	4.5%	4.9%	(0.4) pts
Sands Cotai Central
Total casino revenues	$863,588	$977,384	(11.6)%
Non-Rolling Chip drop	$3,013,665	$3,107,659	(3.0)%
Non-Rolling Chip win percentage	20.6%	21.5%	(0.9) pts
Rolling Chip volume	$6,685,301	$10,909,546	(38.7)%
Rolling Chip win percentage	3.26%	3.05%	0.21 pts
Slot handle	$3,044,241	$3,144,382	(3.2)%
Slot hold percentage	3.6%	3.4%	0.2 pts
Four Seasons Macao
Total casino revenues	$200,168	$292,399	(31.5)%
Non-Rolling Chip drop	$530,387	$505,717	4.9%
Non-Rolling Chip win percentage	23.0%	22.4%	0.6 pts
Rolling Chip volume	$4,504,036	$8,143,327	(44.7)%
Rolling Chip win percentage	2.77%	3.20%	(0.43) pts
Slot handle	$193,380	$260,756	(25.8)%
Slot hold percentage	6.1%	5.4%	0.7 pts
Sands Macao
Total casino revenues	$349,838	$454,771	(23.1)%
Non-Rolling Chip drop	$1,349,637	$1,559,021	(13.4)%
Non-Rolling Chip win percentage	17.6%	19.5%	(1.9) pts
Rolling Chip volume	$4,194,654	$4,854,397	(13.6)%
Rolling Chip win percentage	2.84%	3.36%	(0.52) pts
Slot handle	$1,325,414	$1,365,678	(2.9)%
Slot hold percentage	3.3%	3.6%	(0.3) pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$1,009,865	$1,197,580	(15.7)%
Non-Rolling Chip drop	$1,942,229	$2,156,379	(9.9)%
Non-Rolling Chip win percentage	28.6%	26.3%	2.3 pts
Rolling Chip volume	$16,372,310	$19,595,787	(16.4)%
Rolling Chip win percentage	2.28%	3.10%	(0.82) pts
Slot handle	$6,600,635	$6,146,105	7.4%
Slot hold percentage	4.4%	4.6%	(0.2) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$186,335	$198,290	(6.0)%
Table games drop	$858,288	$999,596	(14.1)%
Table games win percentage	13.6%	14.1%	(0.5) pts
Slot handle	$1,248,454	$1,136,879	9.8%
Slot hold percentage	7.9%	8.0%	(0.1) pts
Sands Bethlehem
Total casino revenues	$266,134	$247,247	7.6%
Table games drop	$569,649	$550,360	3.5%
Table games win percentage	19.2%	17.3%	1.9 pts
Slot handle	$2,197,878	$2,096,567	4.8%
Slot hold percentage	7.0%	7.0%	—

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues decreased $1.6 million compared to the six months ended June 30, 2015. The decrease is primarily due to a $30.2 million decrease at our Macao operating properties, driven by lower occupancy and average daily room rates, partially offset by a $28.8 million increase at our Las Vegas Operating Properties, driven by higher occupancy and average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Six Months Ended June 30,
	2016	2015	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$91,108	$110,554	(17.6)%
Occupancy rate	79.3%	84.0%	(4.7) pts
Average daily room rate	$219	$255	(14.1)%
Revenue per available room	$174	$214	(18.7)%
Sands Cotai Central
Total room revenues	$130,573	$135,235	(3.4)%
Occupancy rate	76.8%	80.1%	(3.3) pts
Average daily room rate	$152	$164	(7.3)%
Revenue per available room	$117	$132	(11.4)%
Four Seasons Macao
Total room revenues	$16,512	$21,575	(23.5)%
Occupancy rate	69.1%	80.2%	(11.1) pts
Average daily room rate	$349	$395	(11.6)%
Revenue per available room	$241	$317	(24.0)%
Sands Macao
Total room revenues	$10,260	$11,295	(9.2)%
Occupancy rate	95.9%	99.0%	(3.1) pts
Average daily room rate	$205	$222	(7.7)%
Revenue per available room	$196	$220	(10.9)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$172,131	$172,323	(0.1)%
Occupancy rate	97.2%	95.4%	1.8 pts
Average daily room rate	$385	$396	(2.8)%
Revenue per available room	$374	$377	(0.8)%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$293,211	$264,448	10.9%
Occupancy rate	93.5%	89.4%	4.1 pts
Average daily room rate	$245	$237	3.4%
Revenue per available room	$229	$212	8.0%
Sands Bethlehem
Total room revenues	$7,245	$7,242	—
Occupancy rate	93.8%	88.2%	5.6 pts
Average daily room rate	$157	$151	4.0%
Revenue per available room	$147	$133	10.5%

Mall revenues increased $11.4 million compared to the six months ended June 30, 2015. The increase was primarily due to a $12.1 million increase at our Macao operating properties, driven by an increase in base rents. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Six Months Ended June 30,(1)
	2016	2015	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$99,805	$92,510	7.9%
Mall gross leasable area (in square feet)	781,145	780,044	0.1%
Occupancy	97.4%	97.8%	(0.4) pts
Base rent per square foot	$234	$209	12.0%
Tenant sales per square foot	$1,359	$1,578	(13.9)%
Shoppes at Cotai Central(2)
Total mall revenues	$30,868	$28,034	10.1%
Mall gross leasable area (in square feet)	331,476	331,466	—
Occupancy	96.7%	97.8%	(1.1) pts
Base rent per square foot	$160	$143	11.9%
Tenant sales per square foot	$861	$1,004	(14.2)%
Shoppes at Four Seasons
Total mall revenues	$62,737	$60,803	3.2%
Mall gross leasable area (in square feet)	260,570	257,615	1.1%
Occupancy	97.7%	100.0%	(2.3) pts
Base rent per square foot	$457	$419	9.1%
Tenant sales per square foot	$2,994	$4,924	(39.2)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$79,452	$80,218	(1.0)%
Mall gross leasable area (in square feet)	644,718	644,590	—
Occupancy	96.4%	93.6%	2.8 pts
Base rent per square foot	$222	$218	1.8%
Tenant sales per square foot	$1,334	$1,393	(4.2)%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$1,658	$1,531	8.3%
Mall gross leasable area (in square feet)	151,029	151,029	—
Occupancy	90.4%	94.3%	(3.9) pts
Base rent per square foot	$21	$21	—
Tenant sales per square foot	$366	$342	7.0%
__________________________

(1)
As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of June 30, 2016 and 2015, they are identical to the summary presented herein for the three months ended June 30, 2016 and 2015, respectively.

(2)	At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

Operating Expenses
The breakdown of operating expenses is as follows:

	Six Months Ended June 30,
	2016	2015	Percent Change
	(Dollars in thousands)
Casino	$2,333,160	$2,650,397	(12.0)%
Rooms	130,818	130,631	0.1%
Food and beverage	204,517	195,784	4.5%
Mall	28,224	30,478	(7.4)%
Convention, retail and other	118,431	138,222	(14.3)%
Provision for doubtful accounts	87,590	93,406	(6.2)%
General and administrative	600,574	640,080	(6.2)%
Corporate	169,004	89,788	88.2%
Pre-opening	41,839	20,233	106.8%
Development	4,387	3,881	13.0%
Depreciation and amortization	514,747	502,514	2.4%
Amortization of leasehold interests in land	18,895	19,323	(2.2)%
Loss on disposal of assets	9,804	17,881	(45.2)%
Total operating expenses	$4,261,990	$4,532,618	(6.0)%
Operating expenses were $4.26 billion for the six months ended June 30, 2016, a decrease of $270.6 million compared to $4.53 billion for the six months ended June 30, 2015. The decrease in operating expenses was primarily due to a decrease in casino expenses at our Macao operating properties.
Casino expenses decreased $317.2 million compared to the six months ended June 30, 2015. Of the decrease, $190.0 million was due to the 39.0% gross win tax on decreased casino revenues at our Macao operating properties and a $60.1 million decrease in casino expenses associated with the decreased casino revenues at Marina Bay Sands. The remaining decrease is primarily attributable to decreases in junket commissions, as well as the ongoing cost control and cost avoidance initiatives at our Macao operating properties.
Convention, retail and other expenses decreased $19.8 million compared to the six months ended June 30, 2015. The decrease was primarily due to a $16.7 million decrease at our Macao operating properties, primarily driven by a decrease in entertainment.
The provision for doubtful accounts was $87.6 million for the six months ended June 30, 2016, compared to $93.4 million for the six months ended June 30, 2015. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses decreased $39.5 million compared to the six months ended June 30, 2015. The decrease was primarily due to a $39.9 million decrease at our Macao operating properties, driven by the ongoing cost control initiatives.
Corporate expenses increased $79.2 million compared to the six months ended June 30, 2015. The increase was primarily due to nonrecurring legal costs.
Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the six months ended June 30, 2016, primarily related to activities at The Parisian Macao. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
The loss on disposal of assets of $9.8 million for the six months ended June 30, 2016, primarily related to dispositions at our Las Vegas Operating Properties.

Consolidated Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Six Months Ended June 30,
	2016	2015	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$512,203	$524,932	(2.4)%
Sands Cotai Central	307,561	320,120	(3.9)%
Four Seasons Macao	91,874	118,806	(22.7)%
Sands Macao	79,547	123,662	(35.7)%
Other Asia	14,795	8,353	77.1%
	1,005,980	1,095,873	(8.2)%
Marina Bay Sands	631,905	778,526	(18.8)%
United States:
Las Vegas Operating Properties	159,383	128,275	24.3%
Sands Bethlehem	75,402	63,992	17.8%
	234,785	192,267	22.1%
Consolidated adjusted property EBITDA	$1,872,670	$2,066,666	(9.4)%

Adjusted property EBITDA at our Macao operations decreased $89.9 million compared to the six months ended June 30, 2015. As previously described, the decrease was primarily due to the decrease in casino operations, driven by decreased demand in the VIP market.
Adjusted property EBITDA at Marina Bay Sands decreased $146.6 million compared to the six months ended June 30, 2015. As previously described, the decrease was primarily due to the decrease in casino operations, driven by decreases in Rolling Chip volume and win percentage.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $31.1 million compared to the six months ended June 30, 2015. The increase was primarily due to a $36.3 million increase in our non-gaming operations, primarily rooms and food and beverage, offset by a $12.0 million decrease in casino revenues.
Adjusted property EBITDA at Sands Bethlehem increased $11.4 million compared to the six months ended June 30, 2015. The increase was primarily due to a $20.0 million increase in net revenues, driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.
Interest Expense
The following table summarizes information related to interest expense:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$146,263	$134,121
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	7,585	7,596
Less — capitalized interest	(21,163)	(9,661)
Interest expense, net	$132,685	$132,056
Cash paid for interest	$122,990	$118,476
Weighted average total debt balance	$9,580,445	$9,636,321
Weighted average interest rate	3.1%	2.8%

Interest cost increased $12.1 million compared to the six months ended June 30, 2015, resulting from an increase in our weighted average interest rate, partially offset by a decrease in our weighted average total debt balance. Capitalized interest increased $11.5 million compared to the six months ended June 30, 2015, primarily due to the construction of The Parisian Macao.
Other Factors Effecting Earnings
Other expense was $54.6 million for the six months ended June 30, 2016, compared to other income of $15.3 million for the six months ended June 30, 2015. The amounts in both periods were primarily due to foreign exchange gains and losses.
Our effective income tax rate was 12.8% for the six months ended June 30, 2016, compared to 7.9% for the six months ended June 30, 2015. The increase in the effective income tax rate relates primarily to the jurisdictional mix of earnings during the respective periods and a valuation allowance recorded during the three months ended March 31, 2016, as we determined that certain deferred tax assets were no longer “more-likely-than-not” realizable. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets, or a portion thereof, are realizable, we will reduce the valuation allowances in the period such determination is made as appropriate.
The net income attributable to our noncontrolling interests was $155.2 million for the six months ended June 30, 2016, compared to $211.4 million for the six months ended June 30, 2015. These amounts are primarily related to the noncontrolling interest of SCL.
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

The following tables summarize the results of our mall operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(1)	Total
For the three months ended June 30, 2016
Mall revenues:
Minimum rents(2)	$42,394	$28,710	$11,221	$30,833	$380	$113,538
Overage rents	1,136	165	746	3,403	647	6,097
CAM, levies and direct recoveries	7,551	2,548	3,610	6,245	—	19,954
Total mall revenues	51,081	31,423	15,577	40,481	1,027	139,589
Mall operating expenses:
Common area maintenance	3,842	1,457	1,730	3,852	195	11,076
Marketing and other direct operating expenses	834	(244)	208	1,319	550	2,667
Mall operating expenses	4,676	1,213	1,938	5,171	745	13,743
Property taxes(3)	—	—	—	1,143	330	1,473
Provision for doubtful accounts	646	14	221	1,311	14	2,206
Mall-related expenses(4)	$5,322	$1,227	$2,159	$7,625	$1,089	$17,422
For the three months ended June 30, 2015
Mall revenues:
Minimum rents(2)	$37,643	$26,976	$10,685	$30,048	$289	$105,641
Overage rents	3,082	1,696	686	3,456	610	9,530
CAM, levies and direct recoveries	7,570	2,385	3,261	6,895	—	20,111
Total mall revenues	48,295	31,057	14,632	40,399	899	135,282
Mall operating expenses:
Common area maintenance	3,773	1,538	1,662	5,838	226	13,037
Marketing and other direct operating expenses	1,458	317	345	41	143	2,304
Mall operating expenses	5,231	1,855	2,007	5,879	369	15,341
Property taxes(3)	—	—	—	1,133	323	1,456
Provision for doubtful accounts	47	3	228	—	—	278
Mall-related expenses(4)	$5,278	$1,858	$2,235	$7,012	$692	$17,075

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(1)	Total
For the six months ended June 30, 2016
Mall revenues:
Minimum rents(2)	$83,087	$57,269	$22,965	$60,519	$790	$224,630
Overage rents	1,640	435	1,076	5,658	868	9,677
CAM, levies and direct recoveries	15,078	5,033	6,827	13,275	—	40,213
Total mall revenues	99,805	62,737	30,868	79,452	1,658	274,520
Mall operating expenses:
Common area maintenance	7,465	2,800	3,198	8,042	416	21,921
Marketing and other direct operating expenses	2,202	354	614	2,447	686	6,303
Mall operating expenses	9,667	3,154	3,812	10,489	1,102	28,224
Property taxes(3)	—	—	—	2,228	659	2,887
Provision for doubtful accounts	962	14	274	1,413	25	2,688
Mall-related expenses(4)	$10,629	$3,168	$4,086	$14,130	$1,786	$33,799
For the six months ended June 30, 2015
Mall revenues:
Minimum rents(2)	$73,815	$54,349	$20,532	$60,345	$674	$209,715
Overage rents	4,153	1,854	1,087	6,068	857	14,019
CAM, levies and direct recoveries	14,542	4,600	6,415	13,805	—	39,362
Total mall revenues	92,510	60,803	28,034	80,218	1,531	263,096
Mall operating expenses:
Common area maintenance	7,422	2,874	3,187	11,872	519	25,874
Marketing and other direct operating expenses	2,820	565	989	(14)	244	4,604
Mall operating expenses	10,242	3,439	4,176	11,858	763	30,478
Property taxes(3)	—	—	—	2,230	646	2,876
Provision for (recovery of) doubtful accounts	49	(83)	334	(16)	—	284
Mall-related expenses(4)	$10,291	$3,356	$4,510	$14,072	$1,409	$33,638
____________________

(1)	Revenues from CAM, levies and direct recoveries are included in minimum rents for The Outlets at Sands Bethlehem.

(2)	Minimum rents include base rents and straight-line adjustments of base rents.

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

Development Projects
Macao
We are constructing The Parisian Macao, which is anticipated to open in September 2016, subject to Macao government approval. We expect the cost to design, develop and construct The Parisian Macao will be approximately $2.9 billion, inclusive of payments made for the land premium and pre-opening costs. We have capitalized costs of $2.21 billion, including the land premium (net of amortization), as of June 30, 2016. In addition, we will be completing the development of some open areas surrounding our Cotai Strip properties.
As of June 30, 2016, we have capitalized an aggregate of $11.75 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, which include The Venetian Macao, Sands Cotai Central, Four Seasons Macao and The Parisian Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations.
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
Under our land concessions for Sands Cotai Central and The Parisian Macao, we are required to complete these developments by December 2016 and January 2017 (which was recently extended by the Macao government from November 2016), respectively. Should we determine we are unable to complete Sands Cotai Central or The Parisian Macao by their respective deadlines, we would then expect to apply for another extension from the Macao government to the extent necessary. If we are unable to meet the current deadlines and the deadlines for either development are not extended, we could lose our land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of its $4.89 billion or $2.21 billion in capitalized construction costs and land premiums (net of amortization), as of June 30, 2016, related to Sands Cotai Central and The Parisian Macao, respectively.
United States
We were constructing the Las Vegas Condo Tower, located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We are evaluating the highest return opportunity for the project and intend to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, we could record a charge for some portion of the $178.6 million in capitalized construction costs as of June 30, 2016.
Other
We continue to aggressively pursue new development opportunities globally.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash generated from operating activities	$1,787,021	$1,581,533
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(750)	(549)
Capital expenditures	(706,146)	(719,239)
Proceeds from disposal of property and equipment	3,934	639
Acquisition of intangible assets	(47,315)	—
Net cash used in investing activities	(750,277)	(719,149)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,477	8,078
Excess tax benefits from stock-based compensation	62	2,242
Repurchase of common stock	—	(64,994)
Dividends paid	(1,764,765)	(1,345,804)
Distributions to noncontrolling interests	(7,118)	(6,871)
Proceeds from long-term debt	1,260,591	1,459,277
Repayments on long-term debt	(497,005)	(1,569,609)
Payments of deferred financing costs	(233)	(11,745)
Net cash used in financing activities	(1,005,991)	(1,529,426)
Effect of exchange rate on cash	15,060	(20,597)
Increase (decrease) in cash and cash equivalents	$45,813	$(687,639)
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the six months ended June 30, 2016, increased $205.5 million compared to the six months ended June 30, 2015. The increase was primarily attributable to changes in our working capital accounts, consisting primarily of changes in accounts receivable and other accrued liabilities, partially offset by the decrease in operating cash flows generated from our Macao operations.
Cash Flows — Investing Activities
Capital expenditures for the six months ended June 30, 2016, totaled $706.1 million, including $622.6 million for construction and development activities in Macao, which consisted primarily of $516.3 million for The Parisian Macao and $67.9 million for Sands Cotai Central; $37.0 million at our Las Vegas Operating Properties; $29.5 million in Singapore and $17.0 million for corporate and other activities. Additionally, during the six months ended June 30, 2016, we paid $66.0 million Singapore dollars ("SGD," approximately $49.0 million at exchange rates in effect on June 30, 2016) to renew our Singapore gaming license for a three-year term.
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
Cash Flows — Financing Activities
Net cash flows used in financing activities were $1.01 billion for the six months ended June 30, 2016, which was primarily attributable to $1.76 billion in dividend payments and a net repayment of $200.3 million on our 2013 U.S. Credit Facilities, partially offset by proceeds of $1.0 billion on our 2011 VML Credit Facility.

Net cash flows used in financing activities were $1.53 billion for the six months ended June 30, 2015, which was primarily attributable to $1.35 billion in dividend payments and a net repayment of $251.3 million on our 2013 U.S. Credit Facility, partially offset by net proceeds of $179.1 million on our 2011 VML Credit Facility.
Capital Financing Overview
Through June 30, 2016, we have funded our development projects primarily through borrowings under our U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.
Our U.S., Macao and Singapore credit facilities contain various financial covenants. The U.S. credit facility requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent that any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility continues to require our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly period ending June 30, 2016 through March 31, 2017, and then decrease to, and remain at 3.5x for all quarterly periods thereafter through maturity. Our Singapore credit facility requires our Marina Bay Sands operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ending June 30, 2016 through September 30, 2019, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of June 30, 2016, our U.S., Macao and Singapore leverage ratios, as defined per the respective credit facility agreements, were 0.9x, 2.1x and 2.5x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 4.0x and 3.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $2.23 billion and restricted cash and cash equivalents of approximately $8.6 million as of June 30, 2016, of which approximately $1.71 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.71 billion, approximately $1.51 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $2.17 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit, as of June 30, 2016, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, planned capital expenditures, development opportunities, debt obligations and dividend commitments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.
During June 2016, we entered into an agreement to amend the 2011 VML Credit Facility which, once effective, will extend the maturity of a portion of the term loans under the facility to May 2022 and will provide for additional term loan commitments of $1.0 billion (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt — 2011 VML Credit Facility”). During the six months ended June 30, 2016, we had borrowings of $1.0 billion against our Extended 2011 VML Revolving Facility and made net repayments of $189.0 million on our 2013 U.S. Revolving Facility. Subsequent to June 30, 2016, we made an additional repayment of $441.0 million on our 2013 U.S. Revolving Facility.

On February 26 and June 24, 2016, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which we retained $1.45 billion during the six months ended June 30, 2016). On March 31 and June 30, 2016, we paid a dividend of $0.72 per common share as part of a regular cash dividend program and recorded $1.14 billion as a distribution against retained earnings (of which $621.7 million related to our Principal Stockholder’s family and the remaining $522.8 million related to all other shareholders) during the six months ended June 30, 2016. In July 2016, the Company’s Board of Directors declared a quarterly dividend of $0.72 per common share (a total estimated to be approximately $572 million) to be paid on September 30, 2016, to shareholders of record on September 22, 2016. We expect this level of dividend to continue quarterly through the remainder of 2016.
In October 2014, our Board of Directors authorized the repurchase of $2.0 billion of our outstanding common stock, which expires in October 2016. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions. During the six months ended June 30, 2016, there were no share repurchases under this program. All share repurchases of our common stock are recorded as treasury stock.
Aggregate Indebtedness and Other Known Contractual Obligations
As of June 30, 2016, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2015, with the exception of the following:

•	proceeds of $1.0 billion on our Extended 2011 VML Revolving Facility (which matures in March 2020 with no interim amortization); and

•	net repayments of $189.0 million on our 2013 U.S. Revolving Facility (which would have matured in December 2018 with no interim amortization).
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

•	the uncertainty of consumer behavior related to discretionary spending and vacationing at integrated resorts in Macao, Singapore, Las Vegas and Bethlehem, Pennsylvania;

•	disruptions in the global financing markets and our ability to obtain sufficient funding for our current and future developments;

•	the extensive regulations to which we are subject to and the costs of compliance or failure to comply with such regulations;

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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt and foreign currency exchange rate risk associated with our operations outside the United States, which we may manage through the use of interest rate swaps, futures, options, caps, forward contracts and similar instruments. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. Our derivative financial instruments currently consist exclusively of foreign currency forward contracts, none of which have been designated as hedging instruments.
To manage exposure to foreign currency forward contracts, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank group providing our credit facilities, which management believes further minimizes the risk of nonperformance.
The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on June 30, 2016, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the twelve months ending June 30:

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Variable rate	$208.6	$414.2	$1,762.1	$4,691.2	$3,297.5	$—	$10,373.6	$10,138.6
Average interest rate(2)	2.3%	2.0%	2.1%	2.1%	2.9%	—%	2.4%

_______________________________________

(1)	The estimated fair values are based on level 2 inputs (quoted prices in markets that are not active).

(2)
Based upon contractual interest rates for current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable rate debt levels as of June 30, 2016, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change by approximately $102.1 million.

Foreign currency transaction losses for the six months ended June 30, 2016, were $26.5 million primarily due to Singapore dollar denominated intercompany debt held in the U.S., partially offset by U.S. dollar denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of June 30, 2016, an assumed 10% strengthening or weakening of the U.S. dollar against the SGD would cause a foreign currency transaction gain of approximately $66.6 million or a loss of approximately $81.4 million, respectively, and an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $16.6 million. We maintain a significant amount of our operating funds in the same currencies in which we have obligations, thereby reducing our exposure to currency fluctuations. Additionally, we manage our exposure to currency fluctuations with foreign currency forward contracts. As of June 30, 2016, we had 17 foreign currency forward contracts with a total notional value of $492.1 million and a total liability fair value of $25.6 million. As of June 30, 2016, an unfavorable 10% change in the U.S. dollar/SGD exchange rate would have increased our unrealized loss by approximately $48.4 million.
See also “Liquidity and Capital Resources.”
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2016, and have concluded that they are effective at the reasonable assurance level.
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

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, Quarterly Report on Form 10-Q for the three months ended March 31, 2016, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(1)
April 1, 2016 — April 30, 2016	—	$—	—	$1,559,983
May 1, 2016 — May 31, 2016	—	$—	—	$1,559,983
June 1, 2016 — June 30, 2016	—	$—	—	$1,559,983
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
10.1
First Amendment, dated as of May 2, 2016, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of December 19, 2013, among Las Vegas Sands, LLC, the Guarantors party thereto, the Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent.

10.2
Amendment and Restatement Agreement, dated as of June 30, 2016, among VML US Finance LLC, as Borrower, Guarantors Party Hereto, Lenders Party Hereto and Bank of China Limited, Macau Branch, as Administrative Agent and Collateral Agent.

10.3+	Las Vegas Sands Corp. Amended and Restated Executive Cash Incentive Plan.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

+	Denotes a management contract or compensatory plan or arrangement.

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

LAS VEGAS SANDS CORP.

August 5, 2016	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

August 5, 2016	By:	/s/ Patrick Dumont
Patrick Dumont Chief Financial Officer