Form 10-Q
period 2016-09-30
LAS VEGAS SANDS CORP
filed 2016-11-04
CIK 1300514

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 11/2/2016
Common Stock ($0.001 par value)	794,793,918 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(In thousands, except share and per share data) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,790,400	$2,179,490
Restricted cash and cash equivalents	9,080	7,901
Accounts receivable, net	868,090	1,267,848
Inventories	43,764	42,573
Prepaid expenses and other	127,349	111,438
Total current assets	2,838,683	3,609,250
Property and equipment, net	16,304,695	15,731,638
Deferred income taxes, net	—	23,681
Leasehold interests in land, net	1,267,548	1,262,132
Intangible assets, net	108,784	71,586
Other assets, net	160,950	165,170
Total assets	$20,680,660	$20,863,457
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$123,218	$110,408
Construction payables	500,448	364,136
Accrued interest payable	1,097	1,863
Other accrued liabilities	1,813,344	1,694,305
Income taxes payable	172,021	198,056
Current maturities of long-term debt	163,825	95,367
Total current liabilities	2,773,953	2,464,135
Other long-term liabilities	125,601	113,368
Deferred income taxes	207,645	201,734
Deferred proceeds from sale of The Shoppes at The Palazzo	267,849	268,427
Deferred gain on sale of The Grand Canal Shoppes	33,001	35,130
Deferred rent from mall sale transactions	112,885	113,995
Long-term debt	9,593,099	9,248,681
Total liabilities	13,114,033	12,445,470
Commitments and contingencies (Note 9)
Equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 830,199,867 and 830,051,259 shares issued, 794,793,918 and 794,645,310 shares outstanding	830	830
Treasury stock, at cost, 35,405,949 shares	(2,443,036)	(2,443,036)
Capital in excess of par value	6,504,177	6,484,843
Accumulated other comprehensive loss	(3,252)	(66,283)
Retained earnings	2,285,163	2,840,387
Total Las Vegas Sands Corp. stockholders’ equity	6,343,882	6,816,741
Noncontrolling interests	1,222,745	1,601,246
Total equity	7,566,627	8,417,987
Total liabilities and equity	$20,680,660	$20,863,457
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data) (Unaudited)
Revenues:
Casino	$2,306,534	$2,242,571	$6,405,866	$6,920,757
Rooms	402,392	379,878	1,123,432	1,102,550
Food and beverage	183,415	188,073	558,677	555,902
Mall	147,368	140,556	421,888	403,652
Convention, retail and other	141,004	129,761	389,041	389,412
	3,180,713	3,080,839	8,898,904	9,372,273
Less — promotional allowances	(212,171)	(187,156)	(564,041)	(545,547)
Net revenues	2,968,542	2,893,683	8,334,863	8,826,726
Operating expenses:
Casino	1,197,453	1,249,861	3,530,613	3,900,258
Rooms	66,768	67,360	197,586	197,991
Food and beverage	101,636	99,956	306,153	295,740
Mall	15,696	14,739	43,920	45,217
Convention, retail and other	65,828	67,418	184,259	205,640
Provision for doubtful accounts	51,030	32,757	138,620	126,163
General and administrative	330,112	314,117	930,686	954,197
Corporate	39,110	37,488	208,114	127,276
Pre-opening	85,861	9,627	127,700	29,860
Development	2,371	3,147	6,758	7,028
Depreciation and amortization	277,751	247,698	792,498	750,212
Amortization of leasehold interests in land	9,728	9,737	28,623	29,060
Loss on disposal of assets	5,621	709	15,425	18,590
	2,248,965	2,154,614	6,510,955	6,687,232
Operating income	719,577	739,069	1,823,908	2,139,494
Other income (expense):
Interest income	2,299	2,158	6,328	12,598
Interest expense, net of amounts capitalized	(65,189)	(66,962)	(197,874)	(199,018)
Other income (expense)	21,514	16,275	(33,075)	31,589
Loss on modification or early retirement of debt	(3,416)	—	(3,416)	—
Income before income taxes	674,785	690,540	1,595,871	1,984,663
Income tax expense	(69,272)	(72,347)	(187,008)	(173,941)
Net income	605,513	618,193	1,408,863	1,810,722
Net income attributable to noncontrolling interests	(92,156)	(98,835)	(247,373)	(310,268)
Net income attributable to Las Vegas Sands Corp.	$513,357	$519,358	$1,161,490	$1,500,454
Earnings per share:
Basic	$0.65	$0.65	$1.46	$1.88
Diluted	$0.65	$0.65	$1.46	$1.88
Weighted average shares outstanding:
Basic	794,659,426	796,559,738	794,576,430	797,400,090
Diluted	795,136,252	797,302,248	795,144,575	798,263,294
Dividends declared per common share	$0.72	$0.65	$2.16	$1.95
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands) (Unaudited)
Net income	$605,513	$618,193	$1,408,863	$1,810,722
Currency translation adjustment, net of reclassification adjustment and before and after tax	(24,652)	(112,314)	62,362	(160,902)
Total comprehensive income	580,861	505,879	1,471,225	1,649,820
Comprehensive income attributable to noncontrolling interests	(92,771)	(99,264)	(246,704)	(311,807)
Comprehensive income attributable to Las Vegas Sands Corp.	$488,090	$406,615	$1,224,521	$1,338,013
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
	(In thousands) (Unaudited)
Balance at January 1, 2015	$829	$(2,237,952)	$6,428,762	$76,101	$2,945,846	$1,806,996	$9,020,582
Net income	—	—	—	—	1,500,454	310,268	1,810,722
Currency translation adjustment, net of reclassification adjustment	—	—	—	(162,441)	—	1,539	(160,902)
Exercise of stock options	1	—	11,325	—	—	1,983	13,309
Tax shortfall from stock-based compensation	—	—	(17)	—	—	—	(17)
Conversion of equity awards to liability awards	—	—	(4,282)	—	—	(1,825)	(6,107)
Stock-based compensation	—	—	33,114	—	—	5,129	38,243
Repurchase of common stock	—	(145,020)	—	—	—	—	(145,020)
Dividends declared	—	—	—	—	(1,555,191)	(619,120)	(2,174,311)
Distributions to noncontrolling interests	—	—	—	—	—	(10,148)	(10,148)
Balance at September 30, 2015	$830	$(2,382,972)	$6,468,902	$(86,340)	$2,891,109	$1,494,822	$8,386,351
Balance at January 1, 2016	$830	$(2,443,036)	$6,484,843	$(66,283)	$2,840,387	$1,601,246	$8,417,987
Net income	—	—	—	—	1,161,490	247,373	1,408,863
Currency translation adjustment	—	—	—	63,031	—	(669)	62,362
Exercise of stock options	—	—	4,013	—	—	1,463	5,476
Tax shortfall from stock-based compensation	—	—	(7,610)	—	—	—	(7,610)
Conversion of equity awards to liability awards	—	—	(1,134)	—	—	(484)	(1,618)
Stock-based compensation	—	—	24,065	—	—	3,926	27,991
Dividends declared	—	—	—	—	(1,716,714)	(619,236)	(2,335,950)
Distributions to noncontrolling interests	—	—	—	—	—	(10,874)	(10,874)
Balance at September 30, 2016	$830	$(2,443,036)	$6,504,177	$(3,252)	$2,285,163	$1,222,745	$7,566,627
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$1,408,863	$1,810,722
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	792,498	750,212
Amortization of leasehold interests in land	28,623	29,060
Amortization of deferred financing costs and original issue discount	33,422	33,135
Amortization of deferred gain on and rent from mall sale transactions	(3,239)	(3,239)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	71	419
Non-cash loss on modification or early retirement of debt	1,640	—
Loss on disposal of assets	15,425	18,590
Stock-based compensation expense	27,628	36,533
Provision for doubtful accounts	138,620	126,163
Foreign exchange (gain) loss	20,400	(24,312)
Excess tax benefits from stock-based compensation	(91)	(2,345)
Deferred income taxes	24,071	(1,523)
Changes in operating assets and liabilities:
Accounts receivable	279,517	23,348
Inventories	(953)	1,405
Prepaid expenses and other	(18,088)	15,801
Leasehold interests in land	(3,331)	(4,395)
Accounts payable	11,778	(14,886)
Accrued interest payable	(776)	2,456
Income taxes payable	(32,754)	(32,993)
Other accrued liabilities	106,694	(323,665)
Net cash generated from operating activities	2,830,018	2,440,486
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(1,184)	(941)
Capital expenditures	(1,103,240)	(1,112,967)
Proceeds from disposal of property and equipment	4,094	823
Acquisition of intangible assets	(47,315)	—
Net cash used in investing activities	(1,147,645)	(1,113,085)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,476	13,309
Excess tax benefits from stock-based compensation	91	2,345
Repurchase of common stock	—	(138,418)
Dividends paid	(2,336,981)	(2,174,223)
Distributions to noncontrolling interests	(10,874)	(10,148)
Proceeds from long-term debt (Note 3)	2,260,218	1,759,277
Repayments of long-term debt (Note 3)	(1,962,963)	(2,373,703)
Payments of deferred financing costs	(30,960)	(11,745)
Net cash used in financing activities	(2,075,993)	(2,933,306)
Effect of exchange rate on cash	4,530	(44,948)
Decrease in cash and cash equivalents	(389,090)	(1,650,853)
Cash and cash equivalents at beginning of period	2,179,490	3,506,319
Cash and cash equivalents at end of period	$1,790,400	$1,855,466

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,
	2016	2015
	(In thousands) (Unaudited)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$153,845	$152,660
Cash payments for taxes, net of refunds	$193,942	$196,202
Change in construction payables	$136,312	$60,921
Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$363	$253
Change in dividends payable included in other accrued liabilities	$(1,031)	$(88)
Property and equipment acquired under capital lease	$5,509	$373
Change in common stock repurchase payable included in other accrued liabilities	$—	$(6,602)
Conversion of equity awards to liability awards	$1,618	$6,107

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
Operations
Macao
The Company currently owns 70.1% of SCL, which includes the operations of The Venetian Macao Resort Hotel ("The Venetian Macao"); Sands Cotai Central; The Parisian Macao, as further described below; Four Seasons Hotel Macao, Cotai Strip (the "Four Seasons Hotel Macao") and the Plaza Casino (together with the Four Seasons Hotel Macao, the "Four Seasons Macao"); Sands Macao; and other ancillary operations that support these properties. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession agreement, which expires in June 2022.
On September 13, 2016, the Company opened The Parisian Macao, an integrated resort connected to The Venetian Macao and Four Seasons Macao, which includes a 253,000 square foot casino. The Parisian Macao also features approximately 3,000 rooms and suites; approximately 340,000 square feet of retail and dining space; a meeting room complex of approximately 63,000 square feet; and a 1,200-seat theater. During the three and nine months ended September 30, 2016, the Company recorded pre-opening costs at The Parisian Macao of $86.1 million and $124.9 million, respectively.
Singapore
The Company owns and operates the Marina Bay Sands in Singapore. In April 2016, the Company paid 66.0 million Singapore dollars ("SGD," approximately $48.4 million at exchange rates in effect on September 30, 2016) to the Singapore Casino Regulatory Authority as part of the process to renew its gaming license at Marina Bay Sands for a three-year term and such license now expires in April 2019.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Development Projects
Macao
The Company is completing the development of certain open areas surrounding its Cotai Strip properties. Under the Company’s land concessions for Sands Cotai Central and The Parisian Macao, the Company is required to complete these developments by December 2016 and January 2017 (which was extended by the Macao government from November 2016), respectively. Should the Company determine it is unable to complete Sands Cotai Central or The Parisian Macao by their respective deadlines, the Company would then expect to apply for another extension from the Macao government to the extent necessary. If the Company is unable to meet the current deadlines and the deadlines for either development are not extended, the Company could lose its land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit the Company from operating any facilities developed under the respective land concessions. As a result, the Company could record a charge for all or some portion of its $4.90 billion or $2.62 billion in capitalized construction costs and land premiums (net of amortization), as of September 30, 2016, related to Sands Cotai Central and The Parisian Macao, respectively.
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. The Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company is evaluating the highest return opportunity for the project and intends to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, the Company could record a charge for some portion of the $178.6 million in capitalized construction costs as of September 30, 2016.
Other
The Company continues to pursue new development opportunities globally.
Capital Financing Overview
Through September 30, 2016, the Company has funded its development projects primarily through borrowings under its credit facilities, operating cash flows, proceeds from its equity offerings and proceeds from the disposition of non-core assets.
The Company held unrestricted cash and cash equivalents of $1.79 billion and restricted cash and cash equivalents of $9.1 million as of September 30, 2016. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. In June 2016, the Company entered into an agreement to amend its Macao credit facility, which became effective in August 2016. This agreement extended the maturity of a portion of the term loans under the facility to May 2022 and provides for additional term loan commitments of $1.0 billion (see "— Note 3 — Long-Term Debt — 2016 VML Credit Facility”). In August 2016, the Company entered into an agreement to amend its U.S. credit facility, which extended the maturity of a portion of the revolving credit commitments under the facility to September 2020 (see "— Note 3 — Long-Term Debt —2013 U.S. Credit Facility).

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
In August 2016, the FASB issued an accounting standard update to reduce the diversity on how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period, and should be applied retrospectively, with early adoption permitted. The adoption of this guidance will not have a material effect on the Company’s financial condition, results of operations and cash flows.
Reclassification
The Company adopted the accounting standard update to simplify the presentation of debt issuance costs as of January 1, 2016, on a retrospective basis. As a result, debt issuance costs, net of amortization, of $169.7 million were reclassified from deferred financing costs, net to long-term debt and other assets, net. Debt issuance costs, net of amortization, of $124.0 million related to the Company's term loans were reclassified to long-term debt and debt issuance costs, net of amortization, of $45.7 million related to the Company's revolving debt were reclassified to other assets, net in the accompanying condensed consolidated balance sheet as of December 31, 2015. The reclassification did not have an effect on the Company's financial condition, results of operations and cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 2 — PROPERTY AND EQUIPMENT, NET
Property and equipment consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Land and improvements	$629,000	$556,947
Building and improvements	17,667,275	15,308,791
Furniture, fixtures, equipment and leasehold improvements	3,664,703	3,281,161
Transportation	454,087	456,942
Construction in progress	1,174,915	2,633,340
	23,589,980	22,237,181
Less — accumulated depreciation and amortization	(7,285,285)	(6,505,543)
	$16,304,695	$15,731,638
Construction in progress consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Four Seasons Macao (principally the Four Seasons Apartments)	$425,487	$424,273
Sands Cotai Central	283,823	270,472
The Parisian Macao	86,785	1,588,474
Other	378,820	350,121
	$1,174,915	$2,633,340
The $378.8 million in other construction in progress as of September 30, 2016, consists primarily of construction of the Las Vegas Condo Tower and various projects at The Venetian Macao.
In accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP Limited Partnership ("GGP") (the “Amended Agreement”), the Company sold the portion of the Grand Canal Shoppes located within The Palazzo (formerly referred to as "The Shoppes at the Palazzo"). Under the terms of the settlement with GGP on June 24, 2011, the Company retained the $295.4 million of proceeds previously received and participates in certain potential future revenues earned by GGP. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company’s participation in certain potential future revenues constitutes continuing involvement. Therefore, $266.2 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $203.7 million (net of $96.3 million of accumulated depreciation) as of September 30, 2016, will continue to be recorded on the Company’s condensed consolidated balance sheet and will continue to be depreciated in the Company’s condensed consolidated statement of operations.
During the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, the Company capitalized interest expense of $11.4 million, $32.6 million, $7.1 million and $16.8 million, respectively. During the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, the Company capitalized approximately $7.2 million, $21.6 million, $7.0 million and $22.6 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 3 — LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Corporate and U.S. Related(1):
2013 U.S. Credit Facility — Term B (net of unamortized original issue discount and deferred financing costs of $13,666 and $16,102, respectively)	$2,174,459	$2,188,898
2013 U.S. Credit Facility — Revolving	—	630,000
Airplane Financings (net of unamortized deferred financing costs of $22 and $65, respectively)	57,197	59,918
HVAC Equipment Lease	14,092	15,155
Other	52	140
Macao Related(1):
2016 VML Credit Facility — Term (net of unamortized deferred financing costs of $72,846)	4,045,999	—
2016 VML Credit Facility — Non-Extended Term (net of unamortized deferred financing costs of $4,209)	265,134	—
2011 VML Credit Facility — Extended Term (net of unamortized deferred financing costs of $46,943)	—	2,342,608
2011 VML Credit Facility — Accordion Term (net of unamortized deferred financing costs of $10,147)	—	989,792
Other	8,538	4,353
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $49,990 and $58,743, respectively)	3,191,453	3,113,184
	9,756,924	9,344,048
Less — current maturities	(163,825)	(95,367)
Total long-term debt	$9,593,099	$9,248,681
____________________

(1)
Unamortized deferred financing costs of $37.2 million and $45.7 million as of September 30, 2016 and December 31, 2015, respectively, related to the U.S., Macao and Singapore revolving credit facilities are included in other assets, net in the accompanying condensed consolidated balance sheets.

2013 U.S. Credit Facility
During August 2016, the Company entered into an agreement (the "Amendment Agreement") to amend the existing 2013 U.S. Credit Facility, to among other things, obtain revolving credit commitments in the aggregate amount of $1.15 billion (the "2013 Extended U.S. Revolving Facility"), which mature on September 19, 2020, and were used to replace the commitments under, and refinance all amounts outstanding under, the existing 2013 U.S. Revolving Facility and to pay fees and expenses incurred in connection with the amendment. Borrowings under the 2013 Extended U.S. Revolving Facility will be used for general corporate purposes and working capital needs. As of September 30, 2016, the Company had $1.15 billion of available borrowing capacity under the 2013 Extended U.S. Revolving Facility, net of outstanding letters of credit.
The revolving loans bear interest, at the Company's option, at either an adjusted Eurodollar rate, plus a credit spread, or an alternative base rate, plus a credit spread, which credit spread in each case is determined based on the Company's corporate family rating as set forth in the pricing grid in the Amendment Agreement (the "Corporate Rating"). The credit spread ranges from 0.125% to 0.625% per annum for loans accruing interest at the base rate and from 1.125% to 1.625% per annum for loans accruing interest at an adjusted Eurodollar rate. The initial credit spread is 0.45% per

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

annum for loans accruing interest at a base rate and 1.45% per annum for loans accruing interest at an adjusted Eurodollar rate.
The Company pays a commitment fee on the undrawn amounts under the 2013 Extended U.S. Revolving Facility. The commitment fee is determined based on the Corporate Rating and ranges from 0.125% to 0.25% per annum. The initial commitment fee is 0.20% per annum. Other than the items noted above, the terms and conditions of the existing 2013 U.S. Credit Facility remain unchanged.
The Company recorded a $1.6 million loss on early retirement of debt during the three and nine months ended September 30, 2016, in connection with the Amendment Agreement.
2016 VML Credit Facility
During June 2016, the Company entered into an agreement (the "VML Amendment Agreement") to amend its 2011 VML Credit Facility to, among other things, extend the maturity of a portion of the then existing term loans, modify the scheduled amortization payment dates of such term loans and obtain new term loan commitments (as so amended and restated, the "Restated VML Credit Agreement"). The Restated VML Credit Agreement became effective on August 31, 2016, upon satisfaction of all closing conditions (the "Restatement Date"). Pursuant to the Restated VML Credit Agreement and as of the Restatement Date, certain lenders extended the maturity of existing term loans (the "Extended Initial VML Term Loans") to May 31, 2022, the balance of which is $3.12 billion in aggregate principal amount consisting of $2.12 billion related to the Extended 2011 VML Term Facility and $1.0 billion related to the 2011 VML Accordion Term. In addition, certain lenders provided $1.0 billion in aggregate principal amount of new term loan commitments with a maturity date of May 31, 2022 (the “New VML Term Loans,” and together with the Extended Initial VML Term Loans, the "2016 VML Term Loans," an aggregate principal amount of $4.12 billion). The terms and the maturity date of the balance of the term loans under the 2011 VML Credit Facility that are not 2016 VML Term Loans (the “2016 Non-Extended VML Term Loans”) in the amount of $269.3 million and the $2.0 billion Extended 2011 VML Revolving Facility remain unchanged (the "2016 VML Revolving Facility," and together with the 2016 VML Term Loans and the 2016 Non-Extended VML Term Loans, the "2016 VML Credit Facility"). Borrowings under the 2016 VML Term Loans will be used for working capital requirements and general corporate purposes, including to make any investment or payment not specifically prohibited by the terms of the loan documents. As of September 30, 2016, the Company had $2.0 billion of available borrowing capacity under the 2016 VML Revolving Facility.
Commencing with the quarterly period ending March 31, 2020, and at the end of each subsequent quarter through December 31, 2020, the Restated VML Credit Agreement requires the borrower to repay the outstanding 2016 VML Term Loans on a pro rata basis in an amount equal to 2.5% of the aggregate principal amount outstanding as of the Restatement Date. For the quarterly periods ending on March 31 through June 30, 2021, the borrower is required to repay the outstanding 2016 VML Term Loans on a pro rata basis in an amount equal to 5.0% of the aggregate principal amount outstanding as of the Restatement Date. For the quarterly periods ending on September 30 through December 31, 2021, the borrower is required to repay the outstanding 2016 VML Term Loans on a pro rata basis in an amount equal to 12.5% of the aggregate principal amount outstanding as of the Restatement Date. For the quarterly period ending on March 31, 2022, the borrower is required to repay the outstanding 2016 VML Term Loans on a pro rata basis in an amount equal to 20.0% of the aggregate principal amount outstanding as of the Restatement Date. The remaining balance on the 2016 VML Term Loans is due on the maturity date.
The 2016 VML Term Loans and the 2016 Non-Extended VML Term Loans both bear interest, at the Company's option, at either the adjusted Eurodollar rate or Hong Kong Inter-bank Offered Rate (“HIBOR”), plus a credit spread, or an alternative base rate, plus a credit spread, which credit spread in each case is determined based on the consolidated total leverage ratio as set forth in the Restated VML Credit Agreement. The credit spread ranges from 0.25% to 1.125% per annum for loans accruing interest at the base rate and from 1.25% to 2.125% per annum for loans accruing interest at an adjusted Eurodollar or HIBOR rate. The initial credit spread is 0.875% per annum for loans accruing interest at a base rate and 1.875% per annum for loans accruing interest at an adjusted Eurodollar or HIBOR rate.
The Company recorded a $1.8 million loss on modification of debt during the three and nine months ended September 30, 2016, in connection with the VML Amendment Agreement.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2012 Singapore Credit Facility
As of September 30, 2016, the Company had SGD 494.5 million (approximately $362.9 million at exchange rates in effect on September 30, 2016) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Proceeds from 2011 VML Credit Facility	$1,000,591	$999,277
Proceeds from 2016 VML Credit Facility	999,627	—
Proceeds from 2013 U.S. Credit Facility	260,000	760,000
	$2,260,218	$1,759,277
Repayments on 2011 VML Credit Facility	$(1,000,564)	$(820,188)
Repayments on 2013 U.S. Credit Facility	(906,875)	(1,496,874)
Repayments on 2012 Singapore Credit Facility	(50,286)	(51,001)
Repayments on Airplane Financings	(2,766)	(2,766)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(2,472)	(2,874)
	$(1,962,963)	$(2,373,703)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of September 30, 2016 and December 31, 2015, was approximately $9.70 billion and $9.22 billion, respectively, compared to its carrying value of $9.87 billion and $9.46 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
NOTE 4 — EQUITY AND EARNINGS PER SHARE
Common Stock
Dividends
On March 31, June 30 and September 30, 2016, the Company paid a dividend of $0.72 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2016, the Company recorded $1.72 billion as a distribution against retained earnings (of which $932.6 million related to the Principal Stockholder and his family and the remaining $784.2 million related to all other shareholders).
On March 31, June 30 and September 30, 2015, the Company paid a dividend of $0.65 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2015, the Company recorded $1.56 billion as a distribution against retained earnings (of which $841.8 million related to the Principal Stockholder and his family and the remaining $713.4 million related to all other shareholders).
In November 2016, the Company’s Board of Directors declared a quarterly dividend of $0.72 per common share (a total estimated to be approximately $572 million) to be paid on December 30, 2016, to shareholders of record on December 21, 2016.
Repurchase Program
In October 2014, the Company's Board of Directors authorized the repurchase of $2.0 billion of its outstanding common stock, which expired in October 2016. In November 2016, the Company's Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which expires in November 2018. Repurchases of the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions. During the nine months ended September 30, 2016, there were no share repurchases under this program. During the nine months ended September 30, 2015, the Company repurchased 3,036,121 shares of its common stock for $145.0 million (including commissions) under this program. All share repurchases of the Company's common stock are recorded as treasury stock.
Noncontrolling Interests
On February 26 and June 24, 2016, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which the Company retained $1.45 billion during the nine months ended September 30, 2016). On February 27 and July 15, 2015, SCL paid a dividend of HKD 0.99 and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which the Company retained $1.45 billion).
During the nine months ended September 30, 2016 and 2015, the Company distributed $10.9 million and $10.1 million, respectively, to certain of its noncontrolling interests.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	794,659,426	796,559,738	794,576,430	797,400,090
Potential dilution from stock options and restricted stock and stock units	476,826	742,510	568,145	863,204
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	795,136,252	797,302,248	795,144,575	798,263,294
Antidilutive stock options excluded from the calculation of diluted earnings per share	6,750,242	6,140,784	6,710,242	6,103,786
Accumulated Other Comprehensive Loss
As of September 30, 2016 and December 31, 2015, accumulated other comprehensive loss consisted solely of foreign currency translation adjustments. During the nine months ended September 30, 2015, a $5.3 million gain related to the dissolution of a wholly owned foreign subsidiary was reclassified from accumulated other comprehensive income and comprehensive income to net income. The amount is included in other income (expense) in the accompanying condensed consolidated statements of operations.
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
As of September 30, 2016 and December 31, 2015, the Company’s consolidated joint ventures had total assets of $79.6 million and $79.4 million, respectively, and total liabilities of $167.8 million and $148.4 million, respectively.
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
The Company does not consider current year’s tax earnings and profits of its foreign subsidiaries to be permanently reinvested. Beginning with the year ended December 31, 2015, the Company’s major foreign subsidiaries distributed, and may continue to distribute, earnings in excess of their current year’s tax earnings and profits in order to meet the Company’s liquidity needs. The Company has not provided deferred taxes for foreign earnings that are indefinitely reinvested in the applicable foreign jurisdictions. The Company expects there will be sufficient creditable foreign taxes to offset any U.S. income tax that would result from the repatriation of these foreign earnings. The Company recorded valuation allowances on certain net deferred tax assets of its U.S. operations and certain foreign jurisdictions. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period and to the extent it becomes “more-likely-than-not” that the deferred tax assets are realizable, the Company will reduce the valuation allowance in the period such determination is made.
In October 2013, the Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2018. In May 2014, the Company entered into an agreement with the Macao government, effective through the end of 2018, that provides for an annual payment of 42.4 million patacas (approximately $5.3 million at exchange rates in effect on September 30, 2016) that is a substitution for a 12% tax otherwise due from Venetian Macau Limited (“VML”) shareholders on dividend distributions paid from VML gaming profits.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 7 — STOCK-BASED EMPLOYEE COMPENSATION
Stock-based compensation activity under the LVSC 2004 and SCL Equity Plans is as follows (in thousands, except weighted average grant date fair values):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Compensation expense:
Stock options	$5,336	$5,010	$19,804	$20,302
Restricted stock and stock units	1,689	4,332	8,481	16,231
	$7,025	$9,342	$28,285	$36,533
Compensation cost (adjustment to compensation cost) capitalized as part of property and equipment	$114	$(72)	$363	$253
LVSC 2004 Plan:
Stock options granted	200	—	1,311	435
Weighted average grant date fair value	$8.65	$—	$8.54	$12.04
Restricted stock granted	—	10	62	49
Weighted average grant date fair value	$—	$76.72	$42.50	$59.57
SCL Equity Plan:
Stock options granted	661	—	18,407	2,744
Weighted average grant date fair value	$0.73	$—	$0.73	$0.95
Restricted stock units granted	—	—	—	119
Weighted average grant date fair value	$—	$—	$—	$4.90

There were no cash-settled awards paid on vested restricted stock units during the three months ended September 30, 2016. During the nine months ended September 30, 2016, SCL paid $1.4 million to settle vested restricted stock units that were previously classified as equity awards. During the three and nine months ended September 30, 2015, SCL paid $0.4 million and $3.3 million, respectively, to settle vested restricted stock units that were previously classified as equity awards.
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
LVSC 2004 Plan:
Weighted average volatility	31.3%	—%	34.7%	37.3%
Expected term (in years)	5.5	0.0	5.8	5.8
Risk-free rate	1.2%	—%	1.5%	1.3%
Expected dividends	5.3%	—%	5.9%	4.7%
SCL Equity Plan:
Weighted average volatility	38.0%	—%	40.8%	44.8%
Expected term (in years)	4.4	0.0	4.4	4.0
Risk-free rate	0.6%	—%	1.2%	0.7%
Expected dividends	6.5%	—%	5.5%	6.0%
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
The Company currently uses certain derivatives as effective economic hedges to offset foreign currency forward contracts to manage its foreign currency exposure. Foreign currency forward contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The aggregate notional value of these foreign currency contracts was $497.6 million and $672.7 million as of September 30, 2016 and December 31, 2015, respectively. As these derivatives have not been designated and/or do not qualify for hedge accounting, the changes in fair value are recognized as other income (expense) in the accompanying condensed consolidated statements of operations.
The following table provides the assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2016
Assets
Cash equivalents(1)	$694,644	$694,644	$—	$—
Liabilities
Forward contracts(2)	$15,414	$—	$15,414	$—
As of December 31, 2015
Assets
Cash equivalents(1)	$905,276	$905,276	$—	$—
Forward contracts(2)	$4,197	$—	$4,197	$—
Interest rate caps(3)	$—	$—	$—	$—
____________________

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of September 30, 2016 and December 31, 2015, the Company had 20 and 19 foreign currency forward contracts, respectively, with fair values based on recently reported market transactions of forward rates. Assets were included in prepaid expenses and other and liabilities were included in other accrued liabilities in the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2016, the Company recorded a $10.0 million gain and $18.1 million loss, respectively, related to the change in fair value of the forward contracts. The Company did not have forward contracts during the three and nine months ended September 30, 2015.

(3)
As of September 30, 2016, the Company had no interest rate cap agreements. As of December 31, 2015, the Company had one interest rate cap agreement with a nominal aggregate fair value based on recently reported market transactions of interest rates, which was recorded in prepaid expenses and other in the accompanying condensed consolidated balance sheet.

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
On October 15, 2004, Richard Suen and Round Square Company Limited (“Roundsquare”) filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the “District Court”), asserting a breach of an alleged agreement to pay a success fee of $5.0 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $43.8 million. On June 30, 2008, a judgment was entered in this matter in the amount of $58.6 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court. On February 27, 2012, the District Court set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of Roundsquare in the amount of $70.0 million. On May 28, 2013, a judgment was entered in the matter in the amount of $101.6 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court requesting that the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court denied the Company’s motion. On October 17, 2013, the District Court entered an order granting plaintiff's request for certain costs and fees associated with the litigation in the amount of approximately $1.0 million. On December 6, 2013, the Company filed a notice of appeal of the jury verdict with the Nevada Supreme Court. The Company filed its opening appellate brief with the Nevada Supreme Court on June 16, 2014. On August 19, 2014, the Nevada Supreme Court issued an order granting plaintiffs additional time until September 15, 2014, to file their answering brief. On September 15, 2014, Roundsquare filed a request to the Nevada Supreme Court to file a brief exceeding the maximum number of words, which was granted. On October 10, 2014, Roundsquare filed their answering brief. On January 12, 2015, the defendants filed their reply brief. On January 27, 2015, Roundsquare filed their reply brief. The Nevada Supreme Court set oral argument for December 17, 2015, before a panel of justices only to reset it for January 26, 2016, en banc. Oral arguments were presented to the Nevada Supreme Court as scheduled. On March 11, 2016, the Nevada Supreme Court issued an order affirming the judgment of liability, but reversing the damages award and remanding for a new trial on damages. On March 29, 2016, Roundsquare filed a petition for rehearing. The Nevada Supreme Court ordered an answer by the Company, which the Company filed on May 4, 2016. On May 12, 2016, Roundsquare filed a motion for leave to file a reply brief in support of their petition for rehearing, and on May 19, 2016, the Company filed an opposition to that motion. On June 24, 2016, the Nevada Supreme Court issued an order granting Roundsquare's petition for rehearing and submitting the appeal for decision on rehearing without further briefing or oral argument. On July 22, 2016, the Nevada Supreme Court once again ordered a new trial on the issue of damages. A pre-trial hearing has been set in District Court for December 12, 2016. The Company believes that the amount of any loss cannot be reasonably estimated at this time and has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.
On February 9, 2011, LVSC received a subpoena from the Securities and Exchange Commission (the “SEC”) requesting that the Company produce documents relating to its compliance with the Foreign Corrupt Practices Act (the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

“FCPA”). The Company was also advised by the Department of Justice (the “DOJ”) that it is conducting a similar investigation. As previously disclosed by LVSC, on April 7, 2016, the SEC announced a comprehensive civil administrative settlement with LVSC in which LVSC neither admitted nor denied allegations related to the internal controls and books and records provisions of the FCPA pursuant to Section 21(c) of the Securities Exchange Act of 1934, as amended (the “SEC Order”).
The Company continues to respond to all remaining government inquiries. Based on the proceedings to date, management is currently unable to determine the probability of the outcome of the remaining inquiries, the extent of materiality, or the range of reasonably possible loss, if any.
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson, and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing defendants’ Motion for Partial Reconsideration of the U.S. District Court's order dated August 24, 2011, striking additional portions of the plaintiffs' complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiffs filed a purported class action second amended complaint (the “Second Amended Complaint”) seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process was suspended. On April 16, 2013, the case was reassigned to a new judge. On July 30, 2013, the U.S. District Court heard the motion to dismiss and took the matter under advisement. On November 7, 2013, the judge granted in part and denied in part defendants' motions to dismiss. On December 13, 2013, the defendants filed their answer to the Second Amended Complaint. Discovery in the matter resumed. On January 8, 2014, plaintiffs filed a motion to expand the certified class period, which was granted by the U.S. District Court on June 15, 2015. Fact discovery closed on July 31, 2015, and expert discovery closed on December 18, 2015. On January 22, 2016, defendants filed motions for summary judgment. Plaintiffs filed an opposition to the motions for summary judgment on March 11, 2016. Defendants filed their replies in support of summary judgment on April 8, 2016. No hearing date for the summary judgment has been set. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the FCPA. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the District Court in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012 deadline that expired on October 30, 2012. The defendants filed a motion to dismiss on November 1, 2012, based on the fact that the plaintiffs have suffered no damages. On January 23, 2013, the District Court denied the motion to dismiss in part, deferred the remainder of the motion to dismiss and stayed the proceedings until July 22, 2013. The District Court has granted several successive stays since that time, with the case currently stayed until April 18, 2017. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
On July 5, 2016, W.A. Sokolowski filed a shareholder derivative action (“Sokolowski III”) on purported behalf of the Company in the District Court, Clark County Nevada, against Sheldon G. Adelson, Michael A. Leven, Jason N. Ader, Irwin Chafetz, Charles D. Forman, Irwin A. Siegel, George P. Koo, Charles A. Koppelman, Jeffrey H. Schwartz, Robert G. Goldstein, Micheline Chau, Steven L. Gerard, George Jamieson, David Levi, and George P. Koo, each of whom is serving or previously served on the Board of Directors (collectively, the “Directors”); as well as against PricewaterhouseCoopers LLP (“PwC”), the Company’s former auditor, and a partner of PwC. On September 16, 2016, Sokolowski filed an amended complaint ("Sokolowski IV") with additional nominal plaintiff Curtis Acton, adding former Director Wing T. Chau as a defendant. The amended complaint alleges, among other things, that the Directors breached their fiduciary duties to the Company by failing to prevent certain alleged misrepresentations and wrongdoing by the Company’s management, wasting corporate assets in litigating the Jacobs lawsuit, and concealing certain alleged facts in connection with audits performed by PwC. The amended complaint seeks, among other things the appointment of a conservator or special master to oversee the Company’s discussions with governmental agencies as well as to recover for the Company unspecified damages, including restitution and disgorgement of compensation, and also seeks to recover attorneys’ fees, costs and related expenses for the nominal plaintiffs. Many of the allegations duplicate allegations Sokolowski made in a previous case, Sokolowski v. Adelson, No. 2:14-cv-00111-JCM-NJK (D. Nev.) (“Sokolowski I and II”), in which final judgment was entered against him. In Sokolowski IV, nominal plaintiffs also complain that the Company wrongfully caused Sokolowski to lose Sokolowski I and II. The Company filed a motion to dismiss on October 24, 2016. This matter is in a preliminary stage and management has determined that it is currently unable to determine the probability of the outcome of this matter, whether this matter will result in litigation or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and VCR (collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375.6 million at exchange rates in effect on September 30, 2016) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the "U.S. Defendants") for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC’s claims against the U.S. Defendants. On April 24, 2014, the Macao Judicial Court issued a Decision (Despacho Seneador) holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings, and that the claim should proceed exclusively against the U.S. Defendants. On May 8, 2014, AAEC lodged an appeal against that decision. The Macao Judicial Court further held that the existence of the pending application for recognition and enforcement of the U.S. Court of Appeals ruling before the Macao Second Instance Court did not justify a stay of the proceedings against the U.S. Defendants at the present time, although in principle an application for a stay of the proceedings against the U.S. Defendants could be reviewed after the Macao Second Instance Court had issued its decision. On June 25, 2014, the Macao Second Instance Court delivered a decision, which gave formal recognition to and allowed enforcement in Macao of the judgment of the U.S. Court of Appeals, dismissing AAEC's claims against the U.S. Defendants. AAEC appealed against the recognition decision to the Macao Court of Final Appeal, which, on May 6, 2015, dismissed the appeal and held the U.S. judgment to be final and have preclusive effect. The Macao Court of Final Appeal's decision became final on May 21, 2015. On June 5, 2015, the U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata. AAEC filed its response to that application on June 30, 2015. The U.S. Defendants filed their reply on July 23, 2015. On September 14, 2015, the Macao Judicial Court admitted two further legal opinions from Portuguese and U.S. law experts. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged on April 7, 2016, together with a request that the appeal be heard immediately. By a decision dated April 13, 2016, the Macao Judicial Court accepted that the appeal be heard immediately. Legal arguments were submitted May 23, 2016. AAEC replied to the legal arguments on or about July 14, 2016, which was three days late, upon payment of a penalty. The U.S. Defendants submitted a response on September 20, 2016. On March 25, 2015, application was made by the U.S. Defendants to the Macao Judicial Court to revoke the legal aid granted to AAEC, accompanied by a request for evidence taking from AAEC, relating to the fees and expenses that they incurred and paid in the U.S. subsequent action referred to below. The Macao Public Prosecutor has opposed the action on the ground of lack of evidence that AAEC's financial position has improved. No decision has been issued in respect to that application up to the present time. A complaint against AAEC's Macao lawyer arising from certain conduct in relation to recent U.S. proceedings was submitted to the Macao Lawyer's Association on October 19, 2015. A letter dated February 26, 2016, has been received from the Conselho Superior de Advocacia of the Macao Bar Association advising that disciplinary proceedings have commenced. A further letter dated April 5, 2016, was received from the Conselho Superior de Advocacia requesting confirmation that the signatories of the complaint were acting within their corporate authority. By a letter dated April 14, 2016, such confirmation has been provided. On September 28, 2016, the Conselho Superior de Advocacia invited comments on the defense which had been lodged by AAEC's Macao lawyer. On July 9, 2014, the plaintiff filed yet another action in the U.S. District Court against LVSC, LVSLLC, VCR (collectively, the "LVSC entities"), Sheldon G. Adelson, William P. Weidner, David Friedman and Does 1-50 for declaratory judgment, equitable accounting, misappropriation of trade secrets, breach of confidence and conversion based on a theory of copyright law. The claim is for $5.0 billion. On November 4, 2014, plaintiff finally effected notice on the LVSC entities which was followed by a motion to dismiss by the LVSC entities on November 10, 2014. Plaintiff failed to timely respond and on December 2, 2014, the LVSC entities moved for immediate dismissal and sanctions against plaintiff and his counsel for bringing a frivolous lawsuit. On December 19, 2014, plaintiff filed an incomplete and untimely response, which was followed by plaintiff's December 27, 2014 notice of withdrawal of the lawsuit and the LVSC entities' December 29, 2014, reply in favor of sanctions and dismissal with prejudice. On August 31, 2015, the judge dismissed the U.S. action and the LVSC entities' sanctions motion. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
NOTE 10 — SEGMENT INFORMATION
The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; The Parisian Macao, which opened in September 2016; Four Seasons Macao; Sands Macao; Ferry Operations and Other, which includes various other operations that are ancillary to the Company’s properties in Macao; Marina Bay Sands; The Venetian Las Vegas, which includes the Sands Expo Center; The Palazzo; and Sands Bethlehem. The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated as one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and the Company’s organizational and management reporting structure. The Company also reviews construction and development activities for each of its primary projects under development, in addition to its reportable segments noted above. The Company’s primary projects under development are the remainder of Sands Cotai Central and The Parisian Macao, and the Four Seasons Apartment Hotel Macao, Cotai Strip (the "Four Seasons Apartments") in Macao, and the Las Vegas Condo Tower (which construction currently is suspended and is included in Corporate and Other) in the U.S. The corporate activities of the Company are also included in Corporate and Other. The Company’s segment information as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Revenues
Macao:
The Venetian Macao	$772,482	$699,553	$2,187,538	$2,226,198
Sands Cotai Central	517,540	550,159	1,520,499	1,676,154
The Parisian Macao	68,608	—	68,608	—
Four Seasons Macao	161,213	167,947	434,486	533,314
Sands Macao	167,376	207,364	527,426	674,289
Ferry Operations and Other	46,400	43,422	126,076	117,428
	1,733,619	1,668,445	4,864,633	5,227,383
Marina Bay Sands	762,606	750,677	2,076,394	2,248,535
United States:
Las Vegas Operating Properties	383,234	385,472	1,124,642	1,107,871
Sands Bethlehem	146,342	144,003	431,545	409,204
	529,576	529,475	1,556,187	1,517,075
Intersegment eliminations	(57,259)	(54,914)	(162,351)	(166,267)
Total net revenues	$2,968,542	$2,893,683	$8,334,863	$8,826,726

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Intersegment Revenues
Macao:
The Venetian Macao	$1,539	$1,563	$4,606	$4,822
Sands Cotai Central	112	134	336	290
The Parisian Macao	19	—	19	—
Ferry Operations and Other	10,272	10,237	28,529	30,138
	11,942	11,934	33,490	35,250
Marina Bay Sands	1,983	2,320	6,188	7,578
Las Vegas Operating Properties	43,334	40,660	122,673	123,439
Total intersegment revenues	$57,259	$54,914	$162,351	$166,267

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted Property EBITDA
Macao:
The Venetian Macao	$314,801	$256,381	$827,004	$781,313
Sands Cotai Central	176,606	170,457	484,167	490,577
The Parisian Macao	19,190	—	19,190	—
Four Seasons Macao	62,527	58,785	154,401	177,591
Sands Macao	45,725	51,132	125,272	174,794
Ferry Operations and Other	9,662	8,427	24,457	16,780
	628,511	545,182	1,634,491	1,641,055
Marina Bay Sands	390,660	389,717	1,022,565	1,168,243
United States:
Las Vegas Operating Properties	85,307	79,790	244,690	208,065
Sands Bethlehem	38,129	37,530	113,531	101,522
	123,436	117,320	358,221	309,587
Consolidated adjusted property EBITDA(1)	1,142,607	1,052,219	3,015,277	3,118,885
Other Operating Costs and Expenses
Stock-based compensation	(2,588)	(4,744)	(12,251)	(17,365)
Corporate	(39,110)	(37,488)	(208,114)	(127,276)
Pre-opening	(85,861)	(9,627)	(127,700)	(29,860)
Development	(2,371)	(3,147)	(6,758)	(7,028)
Depreciation and amortization	(277,751)	(247,698)	(792,498)	(750,212)
Amortization of leasehold interests in land	(9,728)	(9,737)	(28,623)	(29,060)
Loss on disposal of assets	(5,621)	(709)	(15,425)	(18,590)
Operating income	719,577	739,069	1,823,908	2,139,494
Other Non-Operating Costs and Expenses
Interest income	2,299	2,158	6,328	12,598
Interest expense, net of amounts capitalized	(65,189)	(66,962)	(197,874)	(199,018)
Other income (expense)	21,514	16,275	(33,075)	31,589
Loss on modification or early retirement of debt	(3,416)	—	(3,416)	—
Income tax expense	(69,272)	(72,347)	(187,008)	(173,941)
Net income	$605,513	$618,193	$1,408,863	$1,810,722
 ____________________

(1)
Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is net income before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation.

	Nine Months Ended September 30,
	2016	2015
Capital Expenditures
Corporate and Other	$5,942	$9,404
Macao:
The Venetian Macao	50,299	54,615
Sands Cotai Central	97,657	333,373
The Parisian Macao	797,923	519,794
Four Seasons Macao	9,150	12,097
Sands Macao	12,739	16,592
Ferry Operations and Other	2,896	1,916
	970,664	938,387
Marina Bay Sands	49,954	96,665
United States:
Las Vegas Operating Properties	56,762	55,047
Sands Bethlehem	19,918	13,464
	76,680	68,511
Total capital expenditures	$1,103,240	$1,112,967

	September 30, 2016	December 31, 2015
Total Assets
Corporate and Other	$536,821	$463,272
Macao:
The Venetian Macao	2,308,839	2,949,533
Sands Cotai Central	4,155,037	4,393,716
The Parisian Macao	2,685,436	1,648,562
Four Seasons Macao	965,285	1,038,573
Sands Macao	314,073	373,113
Ferry Operations and Other	275,714	288,178
Other Development Projects	39	82
	10,704,423	10,691,757
Marina Bay Sands	5,339,838	5,497,556
United States:
Las Vegas Operating Properties	3,409,906	3,517,816
Sands Bethlehem	689,672	693,056
	4,099,578	4,210,872
Total assets	$20,680,660	$20,863,457

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	September 30, 2016	December 31, 2015
Total Long-Lived Assets
Corporate and Other	$317,111	$334,540
Macao:
The Venetian Macao	1,724,415	1,795,042
Sands Cotai Central	3,772,449	3,943,966
The Parisian Macao	2,600,548	1,645,881
Four Seasons Macao	878,356	903,649
Sands Macao	254,663	266,399
Ferry Operations and Other	159,550	167,540
	9,389,981	8,722,477
Marina Bay Sands	4,490,687	4,476,064
United States:
Las Vegas Operating Properties	2,824,777	2,909,294
Sands Bethlehem	549,687	551,395
	3,374,464	3,460,689
Total long-lived assets	$17,572,243	$16,993,770

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
Operations
We view each of our casino properties as an operating segment. Our operating segments in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China consist of The Venetian Macao Resort Hotel (“The Venetian Macao”); Sands Cotai Central; The Parisian Macao, which opened on September 13, 2016; the Four Seasons Hotel Macao, Cotai Strip and the Plaza Casino (collectively, the “Four Seasons Macao”); the Sands Macao; and various other operations that are ancillary to our properties in that region (“Ferry Operations and Other”). Our operating segment in Singapore is the Marina Bay Sands. Our operating segments in the United States consist of The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), The Palazzo Resort Hotel Casino (“The Palazzo”) and the Sands Casino Resort Bethlehem (the “Sands Bethlehem”). The Venetian Las Vegas and The Palazzo operating segments are managed as a single integrated resort and have been aggregated into one reportable segment (the “Las Vegas Operating Properties”), considering their similar economic characteristics, types of customers, types of services and products, the regulatory business environment of the operations within each segment and our organizational and management reporting structure. For the nine months ended September 30, 2016 and 2015, gross revenue at our reportable segments was derived as follows:

•	At The Venetian Macao, approximately 82.3% and 81.3%, respectively, was derived from gaming activities, with the remainder derived from mall, room, food and beverage and other non-gaming sources.

•	At Sands Cotai Central, approximately 79.2% and 80.9%, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.

•
At The Parisian Macao, for the 18-day period ended September 30, 2016, approximately 78.7% was derived from gaming activities, with the remainder derived primarily from room, mall and food and beverage operations.

•	At Four Seasons Macao, approximately 69.7% and 74.1%, respectively, was derived from gaming activities, with the remainder derived primarily from mall, room and food and beverage operations.

•	At Sands Macao, approximately 92.6% and 92.9%, respectively, was derived from gaming activities, with the remainder derived primarily from room and food and beverage operations.

•	At Marina Bay Sands, approximately 72.1% and 74.7%, respectively, was derived from gaming activities, with the remainder derived from room, food and beverage, mall and other non-gaming sources.

•
At our Las Vegas Operating Properties, approximately 74.4% and 72.3%, respectively, was derived from room, food and beverage and other non-gaming sources, with the remainder derived from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business.

•	At Sands Bethlehem, approximately 88.6% and 88.5%, respectively, was derived from gaming activities, with the remainder derived primarily from food and beverage and other non-gaming sources.
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
There were no newly identified significant accounting estimates during the nine months ended September 30, 2016, nor were there any material changes to the critical accounting policies and estimates discussed in our 2015 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements” and “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Reclassification.”
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Percent Change	2016	2015	Percent Change
	(Dollars in thousands)
Net revenues	$2,968,542	$2,893,683	2.6%	$8,334,863	$8,826,726	(5.6)%
Operating expenses	2,248,965	2,154,614	4.4%	6,510,955	6,687,232	(2.6)%
Operating income	719,577	739,069	(2.6)%	1,823,908	2,139,494	(14.8)%
Income before income taxes	674,785	690,540	(2.3)%	1,595,871	1,984,663	(19.6)%
Net income	605,513	618,193	(2.1)%	1,408,863	1,810,722	(22.2)%
Net income attributable to Las Vegas Sands Corp.	513,357	519,358	(1.2)%	1,161,490	1,500,454	(22.6)%

	Percent of Net Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses	75.8%	74.5%	78.1%	75.8%
Operating income	24.2%	25.5%	21.9%	24.2%
Income before income taxes	22.7%	23.9%	19.1%	22.5%
Net income	20.4%	21.4%	16.9%	20.5%
Net income attributable to Las Vegas Sands Corp.	17.3%	17.9%	13.9%	17.0%
Operating Results
Key Operating Revenue Measurements
Operating revenues at The Venetian Macao, Sands Cotai Central, The Parisian Macao, Four Seasons Macao, Marina Bay Sands and our Las Vegas Operating Properties are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and our gaming volume. Operating revenues at Sands Macao and Sands Bethlehem are principally driven by casino customers who visit the properties on a daily basis.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be within a range of 2.7% to 3.0% and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 24.7%, 20.7%, 22.5%, 17.9% and 28.6% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 4.6%, 3.6%, 6.1%, 3.3% and 4.4% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 16.5% and 27.2%, respectively, of our table games play was conducted on a credit basis for the nine months ended September 30, 2016.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop which is the total amount of cash and net markers issued that are deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our mix of table games, our table games are expected to produce a win percentage (calculated before discounts) within a range of 21% to 29% for Baccarat and 16% to 20% for non-Baccarat. Table games at Sands Bethlehem have produced a trailing 12-month win percentage of 19.1%. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.0% and 6.9% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 59.3% of our table games play at our Las Vegas Operating Properties, for the nine months ended September 30, 2016, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.
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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended September 30,
	2016	2015	Percent Change
	(Dollars in thousands)
Casino	$2,306,534	$2,242,571	2.9%
Rooms	402,392	379,878	5.9%
Food and beverage	183,415	188,073	(2.5)%
Mall	147,368	140,556	4.8%
Convention, retail and other	141,004	129,761	8.7%
	3,180,713	3,080,839	3.2%
Less — promotional allowances	(212,171)	(187,156)	(13.4)%
Total net revenues	$2,968,542	$2,893,683	2.6%
Consolidated net revenues were $2.97 billion for the three months ended September 30, 2016, an increase of $74.9 million compared to $2.89 billion for the three months ended September 30, 2015. The increase was driven by $68.6 million of net revenues at The Parisian Macao, which opened in September 2016, and an $11.9 million increase at Marina Bay Sands.
Casino revenues increased $64.0 million compared to the three months ended September 30, 2015. The increase is primarily due to a $79.8 million increase at The Venetian Macao, driven by increases in Rolling Chip and Non-Rolling Chip win percentages, as well as $58.1 million of revenues attributable to The Parisian Macao, partially offset by decreases of $38.4 million at Sands Macao, driven by decreases in Rolling Chip volume and win percentage, and $31.9 million at Sands Cotai Central, driven by a decrease in Rolling Chip volume. The following table summarizes the results of our casino activity:

	Three Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$669,793	$590,022	13.5%
Non-Rolling Chip drop	$1,713,790	$1,741,478	(1.6)%
Non-Rolling Chip win percentage	25.6%	23.4%	2.2 pts
Rolling Chip volume	$6,868,270	$6,876,423	(0.1)%
Rolling Chip win percentage	3.75%	3.08%	0.67 pts
Slot handle	$957,538	$1,047,762	(8.6)%
Slot hold percentage	4.7%	4.8%	(0.1) pts
Sands Cotai Central
Total casino revenues	$443,160	$475,066	(6.7)%
Non-Rolling Chip drop	$1,557,461	$1,458,718	6.8%
Non-Rolling Chip win percentage	20.2%	21.9%	(1.7) pts
Rolling Chip volume	$2,817,007	$4,640,516	(39.3)%
Rolling Chip win percentage	4.16%	3.54%	0.62 pts
Slot handle	$1,476,655	$1,503,592	(1.8)%
Slot hold percentage	3.6%	3.7%	(0.1) pts

	Three Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
The Parisian Macao
Total casino revenues	$58,121	$—	—
Non-Rolling Chip drop	$189,798	$—	—
Non-Rolling Chip win percentage	19.9%	—%	—
Rolling Chip volume	$748,440	$—	—
Rolling Chip win percentage	3.01%	—%	—
Slot handle	$171,188	$—	—
Slot hold percentage	5.2%	—%	—
Four Seasons Macao
Total casino revenues	$123,682	$129,574	(4.5)%
Non-Rolling Chip drop	$269,887	$280,917	(3.9)%
Non-Rolling Chip win percentage	23.8%	25.4%	(1.6) pts
Rolling Chip volume	$2,006,513	$2,821,734	(28.9)%
Rolling Chip win percentage	3.67%	3.13%	0.54 pts
Slot handle	$113,051	$111,775	1.1%
Slot hold percentage	5.5%	7.3%	(1.8) pts
Sands Macao
Total casino revenues	$162,389	$200,826	(19.1)%
Non-Rolling Chip drop	$670,892	$759,731	(11.7)%
Non-Rolling Chip win percentage	19.3%	17.2%	2.1 pts
Rolling Chip volume	$1,415,587	$2,058,074	(31.2)%
Rolling Chip win percentage	2.03%	3.57%	(1.54) pts
Slot handle	$664,942	$710,204	(6.4)%
Slot hold percentage	3.3%	3.7%	(0.4) pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$591,427	$584,904	1.1%
Non-Rolling Chip drop	$985,042	$1,071,702	(8.1)%
Non-Rolling Chip win percentage	28.8%	27.0%	1.8 pts
Rolling Chip volume	$7,257,718	$11,436,362	(36.5)%
Rolling Chip win percentage	3.25%	2.61%	0.64 pts
Slot handle	$3,457,111	$3,409,324	1.4%
Slot hold percentage	4.5%	4.4%	0.1 pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$122,040	$127,868	(4.6)%
Table games drop	$430,754	$607,920	(29.1)%
Table games win percentage	20.0%	16.9%	3.1 pts
Slot handle	$633,798	$593,687	6.8%
Slot hold percentage	8.2%	8.2%	—
Sands Bethlehem
Total casino revenues	$135,922	$134,311	1.2%
Table games drop	$283,711	$290,688	(2.4)%
Table games win percentage	19.6%	18.7%	0.9 pts
Slot handle	$1,169,152	$1,114,570	4.9%
Slot hold percentage	6.7%	7.0%	(0.3) pts
In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $22.5 million compared to the three months ended September 30, 2015. The increase is primarily due to increases of $11.4 million at our Las Vegas Operating Properties and $10.3 million at Marina Bay Sands, driven by increased average daily room rates, and $5.8 million of revenues attributable to The Parisian Macao, partially offset by a $6.8 million decrease at The Venetian Macao, driven by decreased average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Three Months Ended September 30,
	2016	2015	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$46,839	$53,611	(12.6)%
Occupancy rate	93.2%	84.5%	8.7 pts
Average daily room rate	$209	$239	(12.6)%
Revenue per available room	$195	$202	(3.5)%
Sands Cotai Central
Total room revenues	$72,938	$68,728	6.1%
Occupancy rate	89.2%	86.5%	2.7 pts
Average daily room rate	$145	$152	(4.6)%
Revenue per available room	$129	$131	(1.5)%
The Parisian Macao
Total room revenues	$5,755	$—	—
Occupancy rate	87.5%	—%	—
Average daily room rate	$138	$—	—
Revenue per available room	$121	$—	—
Four Seasons Macao
Total room revenues	$9,659	$10,872	(11.2)%
Occupancy rate	80.8%	86.5%	(5.7) pts
Average daily room rate	$345	$363	(5.0)%
Revenue per available room	$279	$314	(11.1)%
Sands Macao
Total room revenues	$4,906	$5,956	(17.6)%
Occupancy rate	97.9%	99.8%	(1.9) pts
Average daily room rate	$190	$226	(15.9)%
Revenue per available room	$186	$226	(17.7)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$108,991	$98,660	10.5%
Occupancy rate	98.3%	98.0%	0.3 pts
Average daily room rate	$475	$432	10.0%
Revenue per available room	$467	$423	10.4%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$149,398	$138,042	8.2%
Occupancy rate	96.5%	96.0%	0.5 pts
Average daily room rate	$240	$222	8.1%
Revenue per available room	$232	$213	8.9%
Sands Bethlehem
Total room revenues	$3,906	$4,009	(2.6)%
Occupancy rate	97.2%	96.8%	0.4 pts
Average daily room rate	$164	$151	8.6%
Revenue per available room	$160	$146	9.6%

Food and beverage revenues decreased $4.7 million compared to the three months ended September 30, 2015. The decrease was primarily attributable to an $11.3 million decrease at our Las Vegas Operating Properties, driven by a decrease in banquet operations, partially offset by $3.5 million of revenues attributable to The Parisian Macao, and a $3.0 million increase at Marina Bay Sands, primarily driven by the opening of new restaurants.
Mall revenues increased $6.8 million compared to the three months ended September 30, 2015. The increase was primarily attributable to $5.4 million of revenues at the Shoppes at Parisian. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Three Months Ended September 30,
	2016	2015	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$52,097	$50,170	3.8%
Mall gross leasable area (in square feet)	781,304	779,459	0.2%
Occupancy	97.1%	97.7%	(0.6) pts
Base rent per square foot	$237	$217	9.2%
Tenant sales per square foot	$1,359	$1,540	(11.8)%
Shoppes at Cotai Central(1)
Total mall revenues	$15,123	$15,644	(3.3)%
Mall gross leasable area (in square feet)	407,102	331,587	22.8%
Occupancy	98.2%	97.9%	0.3 pts
Base rent per square foot	$130	$149	(12.8)%
Tenant sales per square foot	$868	$938	(7.5)%
Shoppes at Parisian(2)
Total mall revenues	$5,368	$—	—
Mall gross leasable area (in square feet)	299,458	—	—
Occupancy	92.6%	—%	—
Base rent per square foot	$222	$—	—
Shoppes at Four Seasons
Total mall revenues	$31,303	$31,956	(2.0)%
Mall gross leasable area (in square feet)	259,410	258,015	0.5%
Occupancy	97.3%	100.0%	(2.7) pts
Base rent per square foot	$458	$451	1.6%
Tenant sales per square foot	$2,971	$3,858	(23.0)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$42,284	$41,542	1.8%
Mall gross leasable area (in square feet)	618,649	644,590	(4.0)%
Occupancy	97.2%	95.5%	1.7 pts
Base rent per square foot	$236	$216	9.3%
Tenant sales per square foot	$1,396	$1,383	0.9%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$1,193	$1,244	(4.1)%
Mall gross leasable area (in square feet)	151,029	151,029	—
Occupancy	90.4%	95.1%	(4.7) pts
Base rent per square foot	$21	$21	—
Tenant sales per square foot	$357	$429	(16.8)%
__________________________

(1)	At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

(2)	The Shoppes at Parisian opened in September 2016.

Convention, retail and other revenues increased $11.2 million compared to the three months ended September 30, 2015. The increase is primarily due to increases of $5.7 million at our Las Vegas Operating Properties and $3.5 million at Marina Bay Sands, driven by increases in our convention operations.
Operating Expenses
The breakdown of operating expenses is as follows:

	Three Months Ended September 30,
	2016	2015	Percent Change
	(Dollars in thousands)
Casino	$1,197,453	$1,249,861	(4.2)%
Rooms	66,768	67,360	(0.9)%
Food and beverage	101,636	99,956	1.7%
Mall	15,696	14,739	6.5%
Convention, retail and other	65,828	67,418	(2.4)%
Provision for doubtful accounts	51,030	32,757	55.8%
General and administrative	330,112	314,117	5.1%
Corporate	39,110	37,488	4.3%
Pre-opening	85,861	9,627	791.9%
Development	2,371	3,147	(24.7)%
Depreciation and amortization	277,751	247,698	12.1%
Amortization of leasehold interests in land	9,728	9,737	(0.1)%
Loss on disposal of assets	5,621	709	692.8%
Total operating expenses	$2,248,965	$2,154,614	4.4%
Operating expenses were $2.25 billion for the three months ended September 30, 2016, an increase of $94.4 million compared to $2.15 billion for the three months ended September 30, 2015. The increase in operating expenses was primarily attributable to a $76.2 million increase in pre-opening expenses related to the opening of The Parisian Macao and a $30.1 million increase in depreciation and amortization expense.
Casino expenses decreased $52.4 million compared to the three months ended September 30, 2015. The decrease is primarily attributable to decreases in junket commissions and the ongoing cost control and cost avoidance initiatives at our Macao operations, and a decrease in casino expenses at our Las Vegas Operating Properties and Marina Bay Sands. Our casino expenses also decreased in connection with the transition of certain personnel from our existing Macao operations to The Parisian Macao to focus on pre-opening activities in connection with its opening in September 2016.
The provision for doubtful accounts was $51.0 million for the three months ended September 30, 2016, compared to $32.8 million for the three months ended September 30, 2015. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $16.0 million compared to the three months ended September 30, 2015. The increase was primarily due to an $8.1 million increase at our Las Vegas Operating Properties, driven by an increase in marketing and advertising efforts, and $6.5 million of expenses incurred at The Parisian Macao.
Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the three months ended September 30, 2016, primarily related to activities at The Parisian Macao, which opened in September 2016. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Depreciation and amortization expense increased $30.1 million compared to the three months ended September 30, 2015. The increase is primarily due to an $18.5 million increase at Marina Bay Sands, driven by the acceleration of depreciation of certain assets due to room renovations, as well as $9.0 million attributable to The Parisian Macao.

The loss on disposal of assets of $5.6 million for the three months ended September 30, 2016, primarily related to dispositions at Sands Cotai Central.
Consolidated Adjusted Property EBITDA
Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is net income before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Three Months Ended September 30,
	2016	2015	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$314,801	$256,381	22.8%
Sands Cotai Central	176,606	170,457	3.6%
The Parisian Macao	19,190	—	—%
Four Seasons Macao	62,527	58,785	6.4%
Sands Macao	45,725	51,132	(10.6)%
Ferry Operations and Other	9,662	8,427	14.7%
	628,511	545,182	15.3%
Marina Bay Sands	390,660	389,717	0.2%
United States:
Las Vegas Operating Properties	85,307	79,790	6.9%
Sands Bethlehem	38,129	37,530	1.6%
	123,436	117,320	5.2%
Consolidated adjusted property EBITDA	$1,142,607	$1,052,219	8.6%

Adjusted property EBITDA at our Macao operations increased $83.3 million compared to the three months ended September 30, 2015. The increase was primarily due to a $58.4 million increase at The Venetian Macao, driven by an increase in casino revenues, as well as $19.2 million in adjusted property EBITDA attributable to The Parisian Macao.
Adjusted property EBITDA at Marina Bay Sands increased $0.9 million compared to the three months ended September 30, 2015. Net revenues increased $11.9 million, offset by increases in the associated operating expenses.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $5.5 million compared to the three months ended September 30, 2015. The increase was primarily due to an increase in room revenues, partially offset by a decrease in food and beverage operations and an increase in marketing and advertising costs.
Adjusted property EBITDA at Sands Bethlehem increased $0.6 million compared to the three months ended September 30, 2015. Net revenues increased $2.3 million, offset by increases in the associated operating expenses.

Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$72,797	$70,314
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3,789	3,796
Less — capitalized interest	(11,397)	(7,148)
Interest expense, net	$65,189	$66,962
Cash paid for interest	$63,415	$50,993
Weighted average total debt balance	$10,055,255	$9,264,287
Weighted average interest rate	2.9%	3.0%
Interest cost increased $2.5 million compared to the three months ended September 30, 2015, resulting primarily from an increase in our weighted average debt balance. Capitalized interest increased $4.2 million compared to the three months ended September 30, 2015, primarily due to the construction of The Parisian Macao.
Other Factors Effecting Earnings
Other income was $21.5 million for the three months ended September 30, 2016, compared to $16.3 million for the three months ended September 30, 2015. Other income during the three months ended September 30, 2016, was primarily attributable to $11.0 million of foreign currency transaction gains, driven by Singapore dollar denominated intercompany debt held in the U.S., and a $10.0 million fair value adjustment on our Singapore forward contracts.
Our effective income tax rate was 10.3% for the three months ended September 30, 2016, compared to 10.5% for the three months ended September 30, 2015. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets, or a portion thereof, are realizable, we will reduce the valuation allowances in the period such determination is made as appropriate.
The net income attributable to our noncontrolling interests was $92.2 million for the three months ended September 30, 2016, compared to $98.8 million for the three months ended September 30, 2015. These amounts are primarily related to the noncontrolling interest of Sands China Ltd. ("SCL").

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Operating Revenues
Our net revenues consisted of the following:

	Nine Months Ended September 30,
	2016	2015	Percent Change
	(Dollars in thousands)
Casino	$6,405,866	$6,920,757	(7.4)%
Rooms	1,123,432	1,102,550	1.9%
Food and beverage	558,677	555,902	0.5%
Mall	421,888	403,652	4.5%
Convention, retail and other	389,041	389,412	(0.1)%
	8,898,904	9,372,273	(5.1)%
Less — promotional allowances	(564,041)	(545,547)	(3.4)%
Total net revenues	$8,334,863	$8,826,726	(5.6)%
Consolidated net revenues were $8.33 billion for the nine months ended September 30, 2016, a decrease of $491.9 million compared to $8.83 billion for the nine months ended September 30, 2015. The decrease in net revenues was driven by decreases of $362.8 million at our Macao operations and $172.1 million at Marina Bay Sands, primarily due to decreased casino revenues.
Casino revenues decreased $514.9 million compared to the nine months ended September 30, 2015. The decrease is primarily attributable to a $336.4 million decrease at our Macao operations, driven by a decrease in Rolling Chip volume, and a $181.2 million decrease at Marina Bay Sands, driven by decreases in Rolling Chip volume and win percentage, as well as a decrease in Non-Rolling Chip drop. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
Macao Operations:
The Venetian Macao
Total casino revenues	$1,893,197	$1,900,537	(0.4)%
Non-Rolling Chip drop	$5,141,264	$5,286,484	(2.7)%
Non-Rolling Chip win percentage	25.2%	24.8%	0.4 pts
Rolling Chip volume	$21,962,747	$23,027,366	(4.6)%
Rolling Chip win percentage	3.23%	2.99%	0.24 pts
Slot handle	$3,006,791	$3,083,471	(2.5)%
Slot hold percentage	4.6%	4.9%	(0.3) pts
Sands Cotai Central
Total casino revenues	$1,306,748	$1,452,450	(10.0)%
Non-Rolling Chip drop	$4,571,126	$4,566,377	0.1%
Non-Rolling Chip win percentage	20.5%	21.6%	(1.1) pts
Rolling Chip volume	$9,502,308	$15,550,062	(38.9)%
Rolling Chip win percentage	3.52%	3.20%	0.32 pts
Slot handle	$4,520,896	$4,647,973	(2.7)%
Slot hold percentage	3.6%	3.5%	0.1 pts

	Nine Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
The Parisian Macao
Total casino revenues	$58,121	$—	—
Non-Rolling Chip drop	$189,798	$—	—
Non-Rolling Chip win percentage	19.9%	—%	—%
Rolling Chip volume	$748,440	$—	—
Rolling Chip win percentage	3.01%	—%	—%
Slot handle	$171,188	$—	—
Slot hold percentage	5.2%	—%	—%
Four Seasons Macao
Total casino revenues	$323,850	$421,973	(23.3)%
Non-Rolling Chip drop	$800,274	$786,633	1.7%
Non-Rolling Chip win percentage	23.3%	23.5%	(0.2) pts
Rolling Chip volume	$6,510,549	$10,965,061	(40.6)%
Rolling Chip win percentage	3.05%	3.19%	(0.14) pts
Slot handle	$306,431	$372,531	(17.7)%
Slot hold percentage	5.9%	6.0%	(0.1) pts
Sands Macao
Total casino revenues	$512,227	$655,597	(21.9)%
Non-Rolling Chip drop	$2,020,529	$2,318,752	(12.9)%
Non-Rolling Chip win percentage	18.1%	18.8%	(0.7) pts
Rolling Chip volume	$5,610,241	$6,912,471	(18.8)%
Rolling Chip win percentage	2.64%	3.43%	(0.79) pts
Slot handle	$1,990,356	$2,075,882	(4.1)%
Slot hold percentage	3.3%	3.6%	(0.3) pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$1,601,292	$1,782,484	(10.2)%
Non-Rolling Chip drop	$2,927,271	$3,228,081	(9.3)%
Non-Rolling Chip win percentage	28.7%	26.6%	2.1 pts
Rolling Chip volume	$23,630,027	$31,032,149	(23.9)%
Rolling Chip win percentage	2.58%	2.92%	(0.34) pts
Slot handle	$10,057,747	$9,555,428	5.3%
Slot hold percentage	4.5%	4.5%	—
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$308,375	$326,158	(5.5)%
Table games drop	$1,289,042	$1,607,516	(19.8)%
Table games win percentage	15.7%	15.1%	0.6 pts
Slot handle	$1,882,252	$1,730,567	8.8%
Slot hold percentage	8.0%	8.1%	(0.1) pts
Sands Bethlehem
Total casino revenues	$402,056	$381,558	5.4%
Table games drop	$853,360	$841,048	1.5%
Table games win percentage	19.3%	17.8%	1.5 pts
Slot handle	$3,367,030	$3,211,136	4.9%
Slot hold percentage	6.9%	7.0%	(0.1) pts
In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $20.9 million compared to the nine months ended September 30, 2015. The increase is primarily due to increases of $40.1 million at our Las Vegas Operating Properties and $10.1 million at Marina Bay Sands, driven by increased occupancy and average daily room rates, partially offset by a $26.2 million decrease at The Venetian Macao, driven by decreased average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Nine Months Ended September 30,
	2016	2015	Change
	(Room revenues in thousands)
Macao Operations:
The Venetian Macao
Total room revenues	$137,947	$164,165	(16.0)%
Occupancy rate	83.7%	84.2%	(0.5) pts
Average daily room rate	$215	$249	(13.7)%
Revenue per available room	$180	$210	(14.3)%
Sands Cotai Central
Total room revenues	$203,511	$203,963	(0.2)%
Occupancy rate	80.9%	82.3%	(1.4) pts
Average daily room rate	$149	$160	(6.9)%
Revenue per available room	$121	$131	(7.6)%
The Parisian Macao
Total room revenues	$5,755	$—	—
Occupancy rate	87.5%	—%	—%
Average daily room rate	$138	$—	—
Revenue per available room	$121	$—	—
Four Seasons Macao
Total room revenues	$26,171	$32,447	(19.3)%
Occupancy rate	73.0%	82.4%	(9.4) pts
Average daily room rate	$348	$384	(9.4)%
Revenue per available room	$254	$316	(19.6)%
Sands Macao
Total room revenues	$15,166	$17,251	(12.1)%
Occupancy rate	96.6%	99.3%	(2.7) pts
Average daily room rate	$200	$224	(10.7)%
Revenue per available room	$193	$222	(13.1)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$281,122	$270,983	3.7%
Occupancy rate	97.6%	96.2%	1.4 pts
Average daily room rate	$415	$408	1.7%
Revenue per available room	$405	$393	3.1%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$442,609	$402,490	10.0%
Occupancy rate	94.5%	91.7%	2.8 pts
Average daily room rate	$244	$232	5.2%
Revenue per available room	$230	$212	8.5%
Sands Bethlehem
Total room revenues	$11,151	$11,251	(0.9)%
Occupancy rate	94.9%	91.1%	3.8 pts
Average daily room rate	$159	$151	5.3%
Revenue per available room	$151	$137	10.2%

Mall revenues increased $18.2 million compared to the nine months ended September 30, 2015. The increase was driven by an $18.2 million increase at our Macao operations, primarily due to an increase in base rents at The Venetian Macao and the opening of the Shoppes at Parisian. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Nine Months Ended September 30,(1)
	2016	2015	Change
	(Mall revenues in thousands)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$151,902	$142,680	6.5%
Mall gross leasable area (in square feet)	781,304	779,459	0.2%
Occupancy	97.1%	97.7%	(0.6) pts
Base rent per square foot	$237	$217	9.2%
Tenant sales per square foot	$1,359	$1,540	(11.8)%
Shoppes at Cotai Central(2)
Total mall revenues	$45,991	$43,678	5.3%
Mall gross leasable area (in square feet)	407,102	331,587	22.8%
Occupancy	98.2%	97.9%	0.3 pts
Base rent per square foot	$130	$149	(12.8)%
Tenant sales per square foot	$868	$938	(7.5)%
Shoppes at Parisian(3)
Total mall revenues	$5,368	$—	—
Mall gross leasable area (in square feet)	299,458	—	—
Occupancy	92.6%	—%	—%
Base rent per square foot	$222	$—	—
Shoppes at Four Seasons
Total mall revenues	$94,040	$92,759	1.4%
Mall gross leasable area (in square feet)	259,410	258,015	0.5%
Occupancy	97.3%	100.0%	(2.7) pts
Base rent per square foot	$458	$451	1.6%
Tenant sales per square foot	$2,971	$3,858	(23.0)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$121,736	$121,760	—
Mall gross leasable area (in square feet)	618,649	644,590	(4.0)%
Occupancy	97.2%	95.5%	1.7 pts
Base rent per square foot	$236	$216	9.3%
Tenant sales per square foot	$1,396	$1,383	0.9%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$2,851	$2,775	2.7%
Mall gross leasable area (in square feet)	151,029	151,029	—
Occupancy	90.4%	95.1%	(4.7) pts
Base rent per square foot	$21	$21	—
Tenant sales per square foot	$357	$429	(16.8)%
__________________________

(1)
As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of September 30, 2016 and 2015, they are identical to the summary presented herein for the three months ended September 30, 2016 and 2015, respectively.

(2)	At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

(3)	The Shoppes at Parisian opened in September 2016.

Operating Expenses
The breakdown of operating expenses is as follows:

	Nine Months Ended September 30,
	2016	2015	Percent Change
	(Dollars in thousands)
Casino	$3,530,613	$3,900,258	(9.5)%
Rooms	197,586	197,991	(0.2)%
Food and beverage	306,153	295,740	3.5%
Mall	43,920	45,217	(2.9)%
Convention, retail and other	184,259	205,640	(10.4)%
Provision for doubtful accounts	138,620	126,163	9.9%
General and administrative	930,686	954,197	(2.5)%
Corporate	208,114	127,276	63.5%
Pre-opening	127,700	29,860	327.7%
Development	6,758	7,028	(3.8)%
Depreciation and amortization	792,498	750,212	5.6%
Amortization of leasehold interests in land	28,623	29,060	(1.5)%
Loss on disposal of assets	15,425	18,590	(17.0)%
Total operating expenses	$6,510,955	$6,687,232	(2.6)%
Operating expenses were $6.51 billion for the nine months ended September 30, 2016, a decrease of $176.3 million compared to $6.69 billion for the nine months ended September 30, 2015. The decrease in operating expenses was primarily due to a decrease in casino expenses at our Macao operations.
Casino expenses decreased $369.6 million compared to the nine months ended September 30, 2015. Of the decrease, $184.5 million was due to the 39.0% gross win tax on decreased casino revenues at our Macao operations, and a $64.5 million decrease in casino expenses associated with the decreased casino revenues at Marina Bay Sands. The remaining decrease is primarily attributable to decreases in junket commissions, as well as the ongoing cost control and cost avoidance initiatives at our Macao operations.
Convention, retail and other expenses decreased $21.4 million compared to the nine months ended September 30, 2015. The decrease was primarily due to a $19.7 million decrease at The Venetian Macao, primarily driven by a decrease in entertainment.
The provision for doubtful accounts was $138.6 million for the nine months ended September 30, 2016, compared to $126.2 million for the nine months ended September 30, 2015. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses decreased $23.5 million compared to the nine months ended September 30, 2015. The decrease was primarily due to a $39.5 million decrease at our Macao operations, driven by a reduction in marketing and advertising efforts as a result of ongoing cost control initiatives. The decrease was partially offset by increases of $6.7 million at our Las Vegas Operating Properties and $6.0 million at Marina Bay Sands.
Corporate expenses increased $80.8 million compared to the nine months ended September 30, 2015. The increase was primarily due to nonrecurring legal costs.
Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the nine months ended September 30, 2016, primarily related to activities at The Parisian Macao. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Depreciation and amortization expense increased $42.3 million compared to the nine months ended September 30, 2015. The increase is primarily due to increases of $22.8 million at Marina Bay Sands, driven by the acceleration of depreciation of certain assets due to room renovations, and $22.3 million at our Macao operations.

The loss on disposal of assets of $15.4 million for the nine months ended September 30, 2016, primarily related to dispositions at our Las Vegas Operating Properties and Sands Cotai Central.
Consolidated Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Nine Months Ended September 30,
	2016	2015	Percent Change
	(Dollars in thousands)
Macao:
The Venetian Macao	$827,004	$781,313	5.8%
Sands Cotai Central	484,167	490,577	(1.3)%
The Parisian Macao	19,190	—	—%
Four Seasons Macao	154,401	177,591	(13.1)%
Sands Macao	125,272	174,794	(28.3)%
Ferry Operations and Other	24,457	16,780	45.8%
	1,634,491	1,641,055	(0.4)%
Marina Bay Sands	1,022,565	1,168,243	(12.5)%
United States:
Las Vegas Operating Properties	244,690	208,065	17.6%
Sands Bethlehem	113,531	101,522	11.8%
	358,221	309,587	15.7%
Consolidated adjusted property EBITDA	$3,015,277	$3,118,885	(3.3)%

Adjusted property EBITDA at our Macao operations decreased $6.6 million compared to the nine months ended September 30, 2015. As previously described, the decrease was primarily due to the decrease in casino operations, driven by decreased demand in the VIP market, partially offset by our ongoing cost control and cost avoidance initiatives.
Adjusted property EBITDA at Marina Bay Sands decreased $145.7 million compared to the nine months ended September 30, 2015. As previously described, the decrease was primarily due to the decrease in casino operations, driven by decreases in Rolling Chip volume and win percentage, as well as a decrease in Rolling Chip drop.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $36.6 million compared to the nine months ended September 30, 2015. The increase was primarily due to an increase in room revenues, partially offset by a decrease in casino operations.
Adjusted property EBITDA at Sands Bethlehem increased $12.0 million compared to the nine months ended September 30, 2015. The increase was primarily due to a $22.3 million increase in net revenues, driven by an increase in casino revenues, partially offset by increases in the associated operating expenses.

Interest Expense
The following table summarizes information related to interest expense:

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$219,061	$204,435
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	11,373	11,392
Less — capitalized interest	(32,560)	(16,809)
Interest expense, net	$197,874	$199,018
Cash paid for interest	$186,405	$169,469
Weighted average total debt balance	$9,739,870	$9,510,947
Weighted average interest rate	3.0%	2.9%
Interest cost increased $14.6 million compared to the nine months ended September 30, 2015, resulting primarily from an increase in our weighted average total debt balance. Capitalized interest increased $15.8 million compared to the nine months ended September 30, 2015, primarily due to the construction of The Parisian Macao.
Other Factors Effecting Earnings
Other expense was $33.1 million for the nine months ended September 30, 2016, compared to other income of $31.6 million for the nine months ended September 30, 2015. Other expense during the nine months ended September 30, 2016, was primarily attributable to an $18.1 million fair value adjustment on our Singapore forward contracts and $15.5 million of foreign currency transaction losses, driven by Singapore dollar denominated intercompany debt held in the U.S.
Our effective income tax rate was 11.7% for the nine months ended September 30, 2016, compared to 8.8% for the nine months ended September 30, 2015. The increase in the effective income tax rate relates primarily to the valuation allowances recorded during the nine months ended September 30, 2016, as we determined that certain deferred tax assets were no longer “more-likely-than-not” realizable. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets, or a portion thereof, are realizable, we will reduce the valuation allowances in the period such determination is made as appropriate.
The net income attributable to our noncontrolling interests was $247.4 million for the nine months ended September 30, 2016, compared to $310.3 million for the nine months ended September 30, 2015. These amounts are primarily related to the noncontrolling interest of SCL.
Additional Information Regarding our Retail Mall Operations
We own and operate retail malls at our integrated resorts at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, The Parisian Macao, Marina Bay Sands and Sands Bethlehem. Management believes that being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.
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

The following tables summarize the results of our mall operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian(1)	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(2)	Total
For the three months ended September 30, 2016
Mall revenues:
Minimum rents(3)	$41,735	$28,555	$10,844	$2,696	$31,574	$358	$115,762
Overage rents	2,452	345	1,040	2	4,338	835	9,012
CAM, levies and direct recoveries	7,910	2,403	3,239	2,670	6,372	—	22,594
Total mall revenues	52,097	31,303	15,123	5,368	42,284	1,193	147,368
Mall operating expenses:
Common area maintenance	4,065	1,512	1,702	620	3,808	183	11,890
Marketing and other direct operating expenses	1,157	546	381	212	1,360	150	3,806
Mall operating expenses	5,222	2,058	2,083	832	5,168	333	15,696
Property taxes(4)	—	—	—	—	1,155	337	1,492
Provision for doubtful accounts	191	—	63	72	1,031	—	1,357
Mall-related expenses(5)	$5,413	$2,058	$2,146	$904	$7,354	$670	$18,545
For the three months ended September 30, 2015
Mall revenues:
Minimum rents(3)	$37,864	$27,544	$10,846	$—	$30,922	$425	$107,601
Overage rents	4,909	2,129	1,606	—	4,260	819	13,723
CAM, levies and direct recoveries	7,397	2,283	3,192	—	6,360	—	19,232
Total mall revenues	50,170	31,956	15,644	—	41,542	1,244	140,556
Mall operating expenses:
Common area maintenance	4,032	1,498	1,692	—	2,217	205	9,644
Marketing and other direct operating expenses	1,227	382	348	—	2,958	180	5,095
Mall operating expenses	5,259	1,880	2,040	—	5,175	385	14,739
Property taxes(4)	—	—	—	—	1,163	329	1,492
Provision for (recovery of) doubtful accounts	76	36	(13)	—	187	—	286
Mall-related expenses(5)	$5,335	$1,916	$2,027	$—	$6,525	$714	$16,517

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian(1)	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(2)	Total
For the nine months ended September 30, 2016
Mall revenues:
Minimum rents(3)	$124,822	$85,824	$33,809	$2,696	$92,093	$1,148	$340,392
Overage rents	4,092	780	2,116	2	9,996	1,703	18,689
CAM, levies and direct recoveries	22,988	7,436	10,066	2,670	19,647	—	62,807
Total mall revenues	151,902	94,040	45,991	5,368	121,736	2,851	421,888
Mall operating expenses:
Common area maintenance	11,530	4,312	4,900	620	11,850	599	33,811
Marketing and other direct operating expenses	3,359	900	995	212	3,807	836	10,109
Mall operating expenses	14,889	5,212	5,895	832	15,657	1,435	43,920
Property taxes(4)	—	—	—	—	3,383	996	4,379
Provision for doubtful accounts	1,153	14	337	72	2,444	25	4,045
Mall-related expenses(5)	$16,042	$5,226	$6,232	$904	$21,484	$2,456	$52,344
For the nine months ended September 30, 2015
Mall revenues:
Minimum rents(3)	$111,679	$81,893	$31,378	$—	$91,267	$1,099	$317,316
Overage rents	9,062	3,983	2,693	—	10,328	1,676	27,742
CAM, levies and direct recoveries	21,939	6,883	9,607	—	20,165	—	58,594
Total mall revenues	142,680	92,759	43,678	—	121,760	2,775	403,652
Mall operating expenses:
Common area maintenance	11,454	4,372	4,879	—	14,089	724	35,518
Marketing and other direct operating expenses	4,047	947	1,337	—	2,944	424	9,699
Mall operating expenses	15,501	5,319	6,216	—	17,033	1,148	45,217
Property taxes(4)	—	—	—	—	3,393	975	4,368
Provision for (recovery of) doubtful accounts	125	(47)	321	—	171	—	570
Mall-related expenses(5)	$15,626	$5,272	$6,537	$—	$20,597	$2,123	$50,155
____________________

(1)	The Shoppes at Parisian opened in September 2016.

(2)	Revenues from CAM, levies and direct recoveries are included in minimum rents for The Outlets at Sands Bethlehem.

(3)	Minimum rents include base rents and straight-line adjustments of base rents.

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

(5)
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

Development Projects
Macao
As of September 30, 2016, we have capitalized an aggregate of $12.19 billion in construction costs and land premiums (net of amortization) for our Cotai Strip developments, which include The Venetian Macao, Sands Cotai Central, The Parisian Macao and Four Seasons Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations.
Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. We have received land concessions from the Macao government to build on the sites on which The Venetian Macao, Sands Cotai Central, The Parisian Macao and Four Seasons Macao are located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. As specified in the land concessions, we are required to pay premiums for each parcel, which are either payable in a single lump sum upon acceptance of the land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concessions.
We are completing the development of certain open areas surrounding our Cotai Strip properties. Under our land concessions for Sands Cotai Central and The Parisian Macao, we are required to complete these developments by December 2016 and January 2017 (which was extended by the Macao government from November 2016), respectively. Should we determine we are unable to complete Sands Cotai Central or The Parisian Macao by their respective deadlines, we would then expect to apply for another extension from the Macao government to the extent necessary. If we are unable to meet the current deadlines and the deadlines for either development are not extended, we could lose our land concessions for Sands Cotai Central or The Parisian Macao, which would prohibit us from operating any facilities developed under the respective land concessions. As a result, we could record a charge for all or some portion of our $4.90 billion or $2.62 billion in capitalized construction costs and land premiums (net of amortization), as of September 30, 2016, related to Sands Cotai Central and The Parisian Macao, respectively.
United States
We were constructing the Las Vegas Condo Tower, located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. We suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We are evaluating the highest return opportunity for the project and intend to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, we could record a charge for some portion of the $178.6 million in capitalized construction costs as of September 30, 2016.
Other
We continue to pursue new development opportunities globally.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash generated from operating activities	$2,830,018	$2,440,486
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(1,184)	(941)
Capital expenditures	(1,103,240)	(1,112,967)
Proceeds from disposal of property and equipment	4,094	823
Acquisition of intangible assets	(47,315)	—
Net cash used in investing activities	(1,147,645)	(1,113,085)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,476	13,309
Excess tax benefits from stock-based compensation	91	2,345
Repurchase of common stock	—	(138,418)
Dividends paid	(2,336,981)	(2,174,223)
Distributions to noncontrolling interests	(10,874)	(10,148)
Proceeds from long-term debt	2,260,218	1,759,277
Repayments on long-term debt	(1,962,963)	(2,373,703)
Payments of deferred financing costs	(30,960)	(11,745)
Net cash used in financing activities	(2,075,993)	(2,933,306)
Effect of exchange rate on cash	4,530	(44,948)
Decrease in cash and cash equivalents	$(389,090)	$(1,650,853)
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the nine months ended September 30, 2016, increased $389.5 million compared to the nine months ended September 30, 2015. The increase was primarily attributable to changes in our working capital accounts, consisting primarily of changes in accounts receivable and other accrued liabilities, partially offset by the decrease in net income.
Cash Flows — Investing Activities
Capital expenditures for the nine months ended September 30, 2016, totaled $1.10 billion, including $970.7 million for construction and development activities in Macao, which consisted primarily of $797.9 million for The Parisian Macao and $97.7 million for Sands Cotai Central; $56.8 million at our Las Vegas Operating Properties; and $50.0 million in Singapore. Additionally, during the nine months ended September 30, 2016, we paid 66.0 million Singapore dollars ("SGD," approximately $48.4 million at exchange rates in effect on September 30, 2016) to renew our Singapore gaming license for a three-year term.
Capital expenditures for the nine months ended September 30, 2015, totaled $1.11 billion, including $938.4 million for construction and development activities in Macao, which consisted primarily of $519.8 million for The Parisian Macao and $333.4 million for Sands Cotai Central; $96.7 million in Singapore; and $55.0 million at our Las Vegas Operating Properties.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $2.08 billion for the nine months ended September 30, 2016, which was primarily attributable to $2.34 billion in dividend payments, partially offset by net proceeds of $297.3 million from our various credit facilities.

Net cash flows used in financing activities were $2.93 billion for the nine months ended September 30, 2015, which was primarily attributable to $2.17 billion in dividend payments and net repayments of $614.4 million on our various credit facilities.
Capital Financing Overview
Through September 30, 2016, we have funded our development projects primarily through borrowings under our U.S., Macao and Singapore credit facilities, operating cash flows, proceeds from our equity offerings and proceeds from the disposition of non-core assets.
Our U.S., Macao and Singapore credit facilities contain various financial covenants. The U.S. credit facility, as amended, requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent that any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly period ending September 30, 2016 through March 31, 2017, and then decreases to, and remains at 3.5x for all quarterly periods thereafter through maturity. Our Singapore credit facility requires our Marina Bay Sands operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ending September 30, 2016 through September 30, 2019, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of September 30, 2016, our U.S., Macao and Singapore leverage ratios, as defined per the respective credit facility agreements, were 0.7x, 2.0x and 2.5x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 4.0x and 3.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $1.79 billion and restricted cash and cash equivalents of approximately $9.1 million as of September 30, 2016, of which approximately $1.22 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.22 billion, approximately $980.5 million is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $3.51 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit, as of September 30, 2016, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, planned capital expenditures, development opportunities, debt obligations and dividend commitments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.
In June 2016, we entered into an agreement to amend our 2011 VML Credit Facility, which became effective in August 2016. This agreement extended the maturity of a portion of the term loans under the facility to May 2022 and provides for additional term loan commitments of $1.0 billion (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt — 2016 VML Credit Facility”). In August 2016, we entered into an agreement to amend our 2013 U.S. Credit Facility, which extended the maturity of a portion of the revolving credit commitments under the facility to September 2020 (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt —2013 U.S. Credit Facility). During the nine months ended September 30, 2016, we had net borrowings of $999.7 million on our Macao credit facilities and made net repayments of $630.0 million on our 2013 U.S. Revolving Facility.

On February 26 and June 24, 2016, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which we retained $1.45 billion during the nine months ended September 30, 2016). On March 31, June 30, and September 30, 2016, we paid a dividend of $0.72 per common share as part of a regular cash dividend program and recorded $1.72 billion as a distribution against retained earnings (of which $932.6 million related to our Principal Stockholder’s family and the remaining $784.2 million related to all other shareholders) during the nine months ended September 30, 2016. In November 2016, the Company’s Board of Directors declared a quarterly dividend of $0.72 per common share (a total estimated to be approximately $572 million) to be paid on December 30, 2016, to shareholders of record on December 21, 2016. In November 2016, we announced that our Board of Directors increased the dividend for the 2017 calendar year to $2.92 per common share, or $0.73 per common share per quarter.
In October 2014, our Board of Directors authorized the repurchase of $2.0 billion of our outstanding common stock, which expired in October 2016. In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of our outstanding common stock, which expires in November 2018. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions. During the nine months ended September 30, 2016, there were no share repurchases under this program. All share repurchases of our common stock are recorded as treasury stock.
Aggregate Indebtedness and Other Known Contractual Obligations
As of September 30, 2016, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2015, with the exception of the following:

•
amendment and extension of our 2011 VML Credit Facility, which included additional term loan proceeds of $1.0 billion (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt — 2016 VML Credit Facility”); and

•	net repayments of $630.0 million on our 2013 U.S. Revolving Facility (which would have matured in December 2018 with no interim amortization).
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
The table below provides information about our financial instruments that are sensitive to changes in interest rates. Weighted average variable rates are based on September 30, 2016, LIBOR, HIBOR and SOR plus the applicable interest rate spread in accordance with the respective debt agreements. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency, for the twelve months ending September 30:

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value(1)
	(Dollars in millions)
LIABILITIES
Long-term debt
Variable rate	$160.7	$130.4	$789.4	$2,886.4	$3,127.8	$2,780.2	$9,874.9	$9,695.5
Average interest rate(2)	2.4%	2.4%	2.3%	2.3%	2.9%	1.9%	2.4%

_______________________________________

(1)	The estimated fair values are based on level 2 inputs (quoted prices in markets that are not active).

(2)
Based upon contractual interest rates for current LIBOR, HIBOR and SOR for variable-rate indebtedness. Based on variable rate debt levels as of September 30, 2016, an assumed 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change by approximately $99.0 million.

Foreign currency transaction losses for the nine months ended September 30, 2016, were $15.5 million primarily due to Singapore dollar denominated intercompany debt held in the U.S., partially offset by U.S. dollar denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of September 30, 2016, an assumed 10% strengthening or weakening of the U.S. dollar against the SGD would cause a foreign currency transaction gain of approximately $70.3 million or a loss of approximately $85.1 million, and an assumed 1% change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $17.2 million. We maintain a significant amount of our operating funds in the same currencies in which we have obligations, thereby reducing our exposure to currency fluctuations. Additionally, we manage our exposure to currency fluctuations with foreign currency forward contracts. As of September 30, 2016, we had 20 foreign currency forward contracts with a total notional value of $497.6 million and a total liability fair value of $15.4 million. As of September 30, 2016, an unfavorable 10% change in the U.S. dollar/SGD exchange rate would have increased our unrealized loss by approximately $49.9 million.
See also “Liquidity and Capital Resources.”
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2016, and have concluded that they are effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
The only change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that had, or was reasonably likely to have, a material effect on the Company’s internal control over financial reporting was the opening of The Parisian Macao in September 2016. The Company has implemented controls and procedures at The Parisian Macao similar to those in effect at the Company's other properties.

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2016, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(1)
July 1, 2016 — July 31, 2016	—	$—	—	$1,559,983
August 1, 2016 — August 31, 2016	—	$—	—	$1,559,983
September 1, 2016 — September 30, 2016	—	$—	—	$1,559,983
__________________________

(1)
In October 2014, the Company's Board of Directors authorized the repurchase of $2.0 billion of its outstanding common stock, which expired on October 9, 2016. In November 2016, the Company's Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which expires on November 2, 2018. All repurchases under the stock repurchase program are made from time to time at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. All share repurchases of the Company’s common stock have been recorded as treasury stock.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1
Amendment and Restatement Agreement, dated as of June 30, 2016, among VML US Finance LLC, as Borrower, Guarantors Party Hereto, Lenders Party Hereto and Bank of China Limited, Macau Branch, as Administrative Agent and Collateral Agent.

10.2
Second Amendment, dated as of August 12, 2016, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of December 19, 2013, among Las Vegas Sands, LLC, the Guarantors party thereto, the Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent.

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

LAS VEGAS SANDS CORP.

November 4, 2016	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

November 4, 2016	By:	/s/ Patrick Dumont
Patrick Dumont Chief Financial Officer