Form 10-K
period 2016-12-31
LAS VEGAS SANDS CORP
filed 2017-02-24
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $15,754,034,137 based on the closing sale price on that date as reported on the New York Stock Exchange.
The Company had 793,994,554 shares of common stock outstanding as of February 22, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2017 Annual Meeting of Stockholders	Part III (Item 10 through Item 14)

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
In addition, our properties are differentiated by our high-end gaming facilities and significant retail offerings. The Paiza Club located at our properties is an important part of our VIP gaming marketing strategy. Our Paiza Clubs are exclusive invitation-only clubs available to our premium players that feature high-end services and amenities, including luxury accommodations, restaurants, lounges and private gaming salons. We also offer players club loyalty programs at our properties, which provide access to rewards, privileges and members-only events. Additionally, we believe that being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow. Upon the completion of the remaining retail space at Sands Cotai Central, we will own approximately 3.0 million square feet of gross retail space.
Through our 70.1% ownership of Sands China Ltd. (“SCL”), we own and operate a collection of integrated resort properties in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China (“China”). These properties include The Venetian Macao Resort Hotel (“The Venetian Macao”), Sands Cotai Central, The Parisian Macao, which opened on September 13, 2016, the Four Seasons Hotel Macao, Cotai Strip (the “Four Seasons Hotel Macao,” which is managed by Four Seasons Hotels, Inc.) and the Plaza Casino, which we own and operate (together with the Four Seasons Hotel Macao, the “Four Seasons Macao”) and the Sands Macao.
In Singapore, we own and operate the iconic Marina Bay Sands, which has become one of Singapore’s major tourist, business and retail destinations since its opening in 2010.
Our properties in the United States include The Venetian Resort Hotel Casino (“The Venetian Las Vegas”) and The Palazzo Resort Hotel Casino (“The Palazzo”), luxury resorts on the Las Vegas Strip, as well as the Sands Expo and Convention Center (the “Sands Expo Center,” and together with The Venetian Las Vegas and The Palazzo, the “Las Vegas Operating Properties”) in Las Vegas, Nevada and the Sands Casino Resort Bethlehem (the “Sands Bethlehem”) in Bethlehem, Pennsylvania.
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
Investors and others should note that we announce material financial information using our investor relations website (http://investor.sands.com), our company website, SEC filings, investor events, news and earnings releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about our company, our products and services, and other issues.
In addition, we post certain information regarding SCL, a subsidiary of Las Vegas Sands Corp. with ordinary shares listed on The Stock Exchange of Hong Kong Limited, from time to time on our company website and our investor relations website. It is possible that the information we post regarding SCL could be deemed to be material information.
The contents of these websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file, and any reference to these websites are intended to be inactive textual references only.
This Annual Report on Form 10-K contains certain forward-looking statements. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements.”
Our principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. Management reviews the results of operations for each of its operating segments, which generally are our integrated resort properties. In Macao, our operating segments are: The Venetian Macao; Sands Cotai Central; The Parisian Macao, which opened in September 2016; Four Seasons Macao; and Sands Macao. In Singapore, our operating segment is Marina Bay Sands. In the United States, our operating segments are the Las Vegas Operating Properties and Sands Bethlehem. We also have ferry operations and various other operations that are ancillary to our Macao properties (collectively, "Ferry Operations and Other") that we present to reconcile to our consolidated statements of operations and financial condition. In addition to our reportable segments noted above, management also reviews construction and development activities for each of our primary projects currently under development, which include the remainder of Sands Cotai Central and the Four Seasons apart-hotel tower in Macao and our Las Vegas condominium project (which construction currently is suspended) in the United States. See “Item 7 — Management Discussion and Analysis of Financial Condition and Results of Operations — Development Projects.” For the Company's net revenues, net income and total assets by reportable segment for each of the three years during the period ended December 31, 2016, see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Segment Information.”
Asia Operations
Macao
The Venetian Macao is the anchor property of our Cotai Strip development and is conveniently located approximately two miles from the Taipa Temporary Ferry Terminal on Macao’s Taipa Island. The Venetian Macao includes approximately 374,000 square feet of gaming space with approximately 570 table games and 1,485 slot machines. The Venetian Macao features a 39-floor luxury hotel tower with over 2,900 elegantly appointed luxury suites and the Shoppes at Venetian, approximately 918,000 square feet of unique retail shopping with more than 340 stores featuring many international brands and home to more than 50 restaurants and food outlets featuring an international assortment of cuisines. In addition, The Venetian Macao has approximately 1.2 million square feet of convention facilities and meeting room space, an 1,800-seat theater, the 15,000-seat CotaiArena that hosts world-class entertainment and sporting events and a Paiza Club.
Sands Cotai Central, which features four hotel towers, is located across the street from The Venetian Macao, The Parisian Macao and Four Seasons Macao, and is our largest integrated resort on the Cotai Strip. We opened the first tower under the Conrad and Holiday Inn brands in April 2012, the second and third towers under the Sheraton brand in September 2012 and January 2013, respectively, and a portion of the fourth tower under the St. Regis brand in December 2015. The property includes approximately 367,000 square feet of gaming space with approximately 415 table games and 1,545 slot machines, approximately 369,000 square feet of meeting space and approximately 407,000 square feet of retail space, as well as entertainment and dining facilities.
On September 13, 2016, we opened The Parisian Macao, our newest integrated resort on the Cotai Strip, which is connected to The Venetian Macao and Four Seasons Macao, and includes approximately 253,000 square feet of gaming space with approximately 385 table games and 1,560 slot machines. The Parisian Macao also features approximately 3,000 rooms and suites and the Shoppes at Parisian, approximately 300,000 square feet of unique retail shopping with more than 160 stores featuring many international brands and home to 18 restaurants and food outlets featuring an international assortment of cuisines. Other non-gaming amenities at The Parisian Macao include a meeting room complex of approximately 63,000 square feet and a 1,200-seat theater. Directly in front of The Parisian Macao, and connected via a covered walk-way to the main building, is a half-scale authentic re-creation of the Eiffel Tower containing a viewing platform and restaurant.
The Four Seasons Macao, which is located adjacent to The Venetian Macao, has approximately 105,000 square feet of gaming space with approximately 100 table games and 115 slot machines at its Plaza Casino. The Four Seasons Macao also has 360 elegantly appointed rooms and suites; several food and beverage offerings; and conference and banquet facilities. The Shoppes at Four Seasons includes approximately 259,000 square feet of retail space and is connected to the Shoppes at Venetian. The Four Seasons Macao also features 19 ultra-exclusive Paiza Mansions, which are individually designed and made available by invitation only.
The Sands Macao, the first U.S. operated Las Vegas-style casino in Macao, is situated near the Macao-Hong Kong Ferry Terminal on a waterfront parcel centrally located between Macao’s Gongbei border gate with China and Macao’s central business district. The Sands Macao includes approximately 213,000 square feet of gaming space with approximately 215 table games and 785 slot machines. The Sands Macao also includes a 289-suite hotel tower, spa facilities, several restaurants and entertainment areas, and a Paiza Club.
We operate the gaming areas within our Macao properties pursuant to a 20-year gaming subconcession that expires in June 2022. See “— Regulation and Licensing — Macao Concession and Our Subconcession.”
Singapore
Marina Bay Sands features approximately 2,600 rooms and suites located in three 55-story hotel towers. Atop the three towers is the Sands SkyPark, an extensive outdoor recreation area with a 150-meter infinity swimming pool and leading restaurant and nightlife brands. The integrated resort offers approximately 160,000 square feet of gaming space with approximately 610 table games and 2,500 slot machines; The Shoppes at Marina Bay Sands, an enclosed retail, dining and entertainment complex with signature restaurants from world-renowned chefs; an event plaza and promenade; and an art/science museum. Marina Bay Sands also includes approximately 1.2 million square feet of meeting and convention space and two state-of-the-art theaters for top Broadway shows, concerts and gala events.

Asia Markets
Macao
Macao is the largest gaming market in the world and the only market in China to offer legalized casino gaming. According to Macao government statistics that are issued publicly on a monthly basis by the Gaming Inspection and Coordination Bureau (commonly referred to as the "DICJ"), annual gaming revenues were $28.1 billion in 2016, a 3.4% decrease compared to 2015.

Despite the recent decrease in gaming revenues, we expect that Macao will return to meaningful long-term growth and the 31 million visitors that Macao welcomed in 2016 will continue to increase over time. We believe this growth will be driven by a variety of factors, including the movement of Chinese citizens to urban centers in China, continued growth of the Chinese outbound tourism market, the increased utilization of existing transportation infrastructure, the introduction of new transportation infrastructure and the continued increase in hotel room inventory in Macao and neighboring Hengqin Island. Based on announced plans in Macao, approximately $8 billion of capital is expected to be invested by concessionaires and subconcessionaires in new resort development projects on Cotai with announced opening dates between 2017 and 2018. In total, these new projects will add over 4,000 incremental hotel rooms, along with other non-gaming offerings and gaming capacity. These new resorts should help increase the critical mass on Cotai and further drive Macao’s transformation into a leading business and leisure tourism hub in Asia.
Table games are the dominant form of gaming in Asia, with Baccarat being the most popular game. Despite the softer gaming market in Macao recently, we continue to experience Macao market-leading visitation and are focused on driving high-margin mass market gaming, while providing luxury amenities and high service levels to our VIP and premium players. We intend to continue to introduce more modern and popular products that appeal to the Asian marketplace and believe that our high-quality gaming product has enabled us to capture a meaningful share of the overall Macao gaming market across all types of players.
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
Macao draws a significant number of customers who are visitors or residents of Hong Kong. One of the major methods of transportation to Macao from Hong Kong is the jetfoil ferry service, including our ferry service, CotaiJet. Macao is also accessible from Hong Kong by helicopter. In addition, the bridge linking Hong Kong, Macao and Zhuhai, which is currently being constructed, is expected to reduce the travel time between Hong Kong and Macao.
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
Sociedade de Jogos de Macau S.A. (“SJM”) holds one of the three concessions and currently operates 17 facilities throughout Macao. Historically, SJM was the only gaming operator in Macao. Many of its gaming facilities are relatively small locations that are offered as amenities in hotels; however, some are large operations, including the Hotel Lisboa and The Grand Lisboa. In February 2014, SJM announced the development of Grand Lisboa Palace, a 2,000-room resort on Cotai that is scheduled to open in 2018.
Wynn Resorts (Macau), S.A. (“Wynn Resorts Macau”), a subsidiary of Wynn Resorts Limited, holds a concession and owns and operates the Wynn Macau and Encore at Wynn Macau, which opened in September 2006 and April 2010, respectively. In May 2012, the Macao government granted a land concession to Wynn Resorts Macau, allowing the casino operator to construct a full scale integrated resort in Cotai. The 1,700-room integrated resort, Wynn Palace, opened in August 2016 and is located behind the City of Dreams.
In 2006, an affiliate of Publishing and Broadcasting Limited (“PBL”) purchased Wynn Resorts Macau's subconcession right under its gaming concession, which permitted the PBL affiliate to receive a gaming subconcession from the Macao government. In May 2007, the PBL affiliate, Melco Crown Entertainment Limited ("Melco Crown"),

opened the Crown Macao, later renamed Altira. In June 2009, Melco Crown opened the City of Dreams, an integrated casino resort located adjacent to our Sands Cotai Central, which includes Crown Towers, Hard Rock and Grand Hyatt hotels. In October 2015, Melco Crown and its joint venture partners opened Studio City, a 1,600-room casino resort on Cotai. Melco Crown is currently constructing its fifth tower at City of Dreams, the 780 room Morpheus Tower, which is expected to open in 2018.
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
MGM Grand Paradise Limited, a joint venture between MGM Resorts International and Pansy Ho Chiu-King, obtained a subconcession from SJM in April 2005, allowing the joint venture to conduct gaming operations in Macao. The MGM Grand Macau opened in December 2007 and is located on the Macao Peninsula adjacent to the Wynn Macau. In October 2012, MGM Grand Paradise Limited received a land concession from the Macao government to develop a casino resort in Cotai. MGM Cotai will be located behind Sands Cotai Central and currently is expected to open in the second half of 2017. The casino resort is expected to include approximately 1,500 hotel rooms and other non-gaming amenities.
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
Based on figures released by the Singapore Tourism Board (the “STB”), Singapore welcomed 16 million international visitors in 2016, a 7.7% increase compared to 2015. Tourism receipts are estimated to have reached 21.8 billion Singapore dollars (“SGD,” approximately $15.1 billion at exchange rates in effect on December 31, 2016) in 2015 (the latest information publicly available at the time of filing), a 7.6% decrease compared to 2014. The Casino Regulatory Authority (the “CRA”), the gaming regulator in Singapore, does not disclose gaming revenue for the market and thus no official figure exists.
We believe Marina Bay Sands is ideally positioned within Singapore to cater to both business and leisure visitors. The integrated resort is centrally located within a 20-minute drive from Singapore’s Changi International Airport and near the Marina Bay Cruise Center, a deep-water cruise ship terminal, and Bayfront station, a mass rapid transit station. Marina Bay Sands is also located near several entertainment attractions, including the Gardens by the Bay botanical gardens and the Singapore Sports Hub, a sports complex featuring a 55,000-seat National Stadium.
Consistent with our experience in Macao, Baccarat is the preferred table game in both VIP and mass gaming. Additionally, contributions from slot machines and from mass gaming, including electronic table games offerings, have enhanced the early growth of the market. As Marina Bay Sands and the Singapore market as a whole continue to mature, we expect to broaden our visitor base to continue to capture visitors from around the world.
Proximity to Major Asian Cities
About 100 airlines operate in Singapore, connecting it to some 380 cities in about 90 countries. In 2016, 59 million passengers passed through Singapore’s Changi Airport, a 5.9% increase as compared to 2015. The estimated population within a 5-hour flight of Singapore is more than 2.0 billion. Based on figures released by the STB, the largest source markets for visitors to Singapore for 2016 were Indonesia and China. The STB’s methodology for reporting visitor arrivals does not recognize Malaysian citizens entering Singapore by land, although this method of visitation is generally thought to be substantial.
Competition in Singapore
Gaming in Singapore is administered by the government through the award of licenses to two operators, of which we are one. Pursuant to the request for proposals to develop an integrated resort at Marina Bay, Singapore (the “Request for Proposal”), the CRA is required to ensure that there will not be more than two casino licenses during a ten-year exclusive period (the “Exclusivity Period”); however, this limit on the number of casino licenses in Singapore will cease to apply when the Exclusivity Period expires on February 28, 2017.
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
Our Singapore operations also face competition from other gaming and resort destinations, both in Asia and globally.
U.S. Operations
Las Vegas
Our Las Vegas Operating Properties form an integrated resort that includes The Venetian Las Vegas, The Palazzo and the Sands Expo Center.
The Venetian Las Vegas has 4,028 suites situated in a 3,015-suite, 35-story three-winged tower rising above the casino and the adjoining 1,013-suite, 12-story Venezia tower. The casino at The Venetian Las Vegas has approximately 120,000 square feet of gaming space and includes approximately 125 table games and 1,095 slot machines. The Venetian Las Vegas features a variety of amenities for its guests, including a Paiza Club, several theaters and a Canyon Ranch SpaClub.
The Palazzo features modern European ambience and design, and is directly connected to The Venetian Las Vegas and Sands Expo Center. The casino at The Palazzo has approximately 105,000 square feet of gaming space and includes approximately 135 table games and 910 slot machines. The Palazzo has a 50-floor luxury hotel tower with 3,064 suites and includes a Canyon Ranch SpaClub, a Paiza Club and a world-class theater.
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
In May 2016, we announced plans to work with Madison Square Garden Company to bring a 400,000-square foot venue built specifically for music and entertainment to Las Vegas. The 17,500-seat venue, subject to regulatory approvals and entitlements, will be located near, and connected directly to, our Las Vegas Operating Properties.

Pennsylvania
We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. The Sands Bethlehem features approximately 145,000 square feet of gaming space that includes approximately 180 table games and 3,165 slot machines; a hotel tower with approximately 300 rooms; a 150,000-square-foot retail facility (“The Outlets at Sands Bethlehem”); an arts and cultural center; and a 50,000-square-foot multipurpose event center.
We own 86% of the economic interest in the gaming, hotel and entertainment portion of Sands Bethlehem through our ownership interest in Sands Bethworks Gaming LLC (“Sands Bethworks Gaming”) and approximately 35% of the economic interest in the retail portion of Sands Bethlehem through our ownership interest in Sands Bethworks Retail LLC (“Sands Bethworks Retail”).
Las Vegas Market
The Las Vegas hotel/casino industry is highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including hotels in downtown Las Vegas. In addition, there are large projects in Las Vegas in the development stage or currently suspended and, if opened, may target the same customers as we do.
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
Retail Mall Operations
We own and operate retail malls at our integrated resorts at The Venetian Macao, Sands Cotai Central, The Parisian Macao, Four Seasons Macao, Marina Bay Sands and Sands Bethlehem. Upon completion of the remaining retail space at Sands Cotai Central, we will own approximately 3.0 million square feet of gross retail space. As further described in “Agreements Relating to the Malls in Las Vegas” below, the Grand Canal Shoppes were sold to GGP and are not owned or operated by us. Management believes that being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.
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
The tables below set forth certain information regarding our mall operations as of December 31, 2016. These tables do not reflect subsequent activity in 2017.

Mall Name	Total GLA(1)	Selected Significant Tenants
Shoppes at Venetian	777,413(2)	Zara, Swarovski, Vertu, Victoria’s Secret, Tiffany & Co., Uniqlo, Rolex, H&M
Shoppes at Cotai Central	407,065(3)	Marks & Spencer, Kid’s Cavern, Zara, Omega, Nike, Chow Tai Fook, Planet J
Shoppes at Parisian	299,778	Alexander McQueen, Isabel Marant, Carven, Maje, Sandro, Zadig & Voltaire, Paul Smith, Antonia
Shoppes at Four Seasons	259,410	Cartier, Chanel, Louis Vuitton, Hermès, Gucci, Dior, Armani, Dolce & Gabbana
The Shoppes at Marina Bay Sands	612,567(4)	Louis Vuitton, Chanel, BVLGARI, Prada, Gucci, Zara, Burberry, Versace, Dior, Cartier
The Outlets at Sands Bethlehem	150,972	Coach, Lenox, Tommy Hilfiger, Nine West, Guess, Under Armour, Puma
____________________

(1)	Represents Gross Leasable Area in square feet.

(2)	Excludes approximately 139,000 square feet of space on the fifth floor and 1,500 square feet of space on the third floor currently not on the market for lease.

(3)	At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

(4)	Excludes approximately 138,000 square feet of space operated by the Company.
The following table reflects our tenant representation by category for our mall operations as of December 31, 2016:

Category	Square Feet	% of Square Feet	Representative Tenants
Fashion (luxury, women’s, men’s, mixed)	959,010	39%	Louis Vuitton, Dior, Gucci, Versace, Chanel, Fendi
Restaurants and lounges	420,268	17%	Bambu, Lei Garden, Todai, North, Café Deco
Multi-Brands	266,754	11%	Duty-free shops, The Atrium
Fashion accessories and footwear	197,837	8%	Coach, Salvatore Ferragamo, Tumi, Rimowa
Jewelry	170,717	7%	BVLGARI, Omega, Cartier, Rolex, Tiffany & Co.
Lifestyle, sports and entertainment	143,568	6%	Manchester United Experience, Adidas, Ferrari
Health and beauty	130,618	5%	Sephora, The Body Shop, Sa Sa
Banks and services	62,070	3%	Bank of China, ICBC
Home furnishing and electronics	40,741	2%	Samsung, Vertu, Zara Home
Specialty foods	24,451	1%	The Chocolate Shop, Cold Storage Specialty
Arts and gifts	15,531	1%	Emporio di Gondola
Total	2,431,565	100%

Advertising and Marketing
We advertise in many types of media, including television, internet, radio, newspapers, magazines and other out-of-home advertising (e.g., billboards), to promote general market awareness of our properties as unique vacation, business and convention destinations due to our first-class hotels, casinos, retail stores, restaurants and other amenities. We actively engage in direct marketing as allowed in various geographic regions, which is targeted at specific markets, including the premium slot and table games markets.
Development Projects
As our integrated resorts mature, we will continue to reinvest in our portfolio of properties to maintain our high quality products and remain competitive in the markets in which we operate. We also continue to pursue new development opportunities globally. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Development Projects.”
Regulation and Licensing
Macao Concession and Our Subconcession
In June 2002, the Macao government granted one of three concessions to operate casinos in Macao to Galaxy. During December 2002, we entered into a subconcession agreement with Galaxy, which was approved by the Macao government. The subconcession agreement allows us to develop and operate certain casino projects in Macao, including Sands Macao, The Venetian Macao, Four Seasons Macao, Sands Cotai Central and The Parisian Macao, separately from Galaxy. Under the subconcession agreement, we are obligated to operate casino games of chance or games of other forms in Macao. We were also obligated to develop and open The Venetian Macao and a convention center by December 2007, and we were required to invest, or cause to be invested, at least 4.4 billion patacas (approximately $548 million at exchange rates in effect at the time of the transaction) in various development projects in Macao by June 2009, which obligations we have fulfilled.
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
The Sands Macao, The Venetian Macao, Four Seasons Macao, Sands Cotai Central and The Parisian Macao are being operated under our subconcession agreement. This subconcession excludes the following gaming activities: mutual bets, lotteries, raffles, interactive gaming and games of chance or other gaming, betting or gambling activities on ships or planes. Our subconcession is exclusively governed by Macao law. We are subject to the exclusive jurisdiction of the courts of Macao in case of any dispute or conflict relating to our subconcession.
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
Under our subconcession, we are obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2016). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,555, $18,778 and $125, respectively, at exchange rates in effect on December 31, 2016), subject to a minimum of 45 million patacas (approximately $6 million at exchange rates in effect on December 31, 2016). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. This percentage may be subject to change in the future.
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

In October 2013, we received an additional 5-year exemption from Macao’s corporate income tax on profits generated by the operation of casino games of chance for the five-year period ending December 31, 2018. In May 2014, we entered into an agreement with the Macao government effective through the end of 2018 that provides for an annual payment of 42 million patacas (approximately $5 million at exchange rates in effect on December 31, 2016) as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions. See “Item 1A — Risk Factors — Risks Associated with our International Operations — We are currently not required to pay corporate income taxes on our casino gaming operations in Macao. Additionally, we currently have an agreement with the Macao government that provides for a fixed annual payment that is a substitution for a 12% tax otherwise due from VML’s shareholders on dividends distributed from our Macao gaming operations. These tax arrangements expire at the end of 2018."
Development Agreement with Singapore Tourism Board
On August 23, 2006, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a development agreement, as amended by a supplementary agreement on December 11, 2009 (the “Development Agreement”), with the STB to design, develop, construct and operate the Marina Bay Sands. The Development Agreement includes a concession for MBS to own and operate a casino within the integrated resort. In addition to the casino, the integrated resort includes, among other amenities, a hotel, a retail complex, a convention center and meeting room complex, theaters, restaurants and an art/science museum. MBS is one of two companies that have been awarded a concession to operate a casino in Singapore. Under the Request for Proposal, the Exclusivity Period provides that only two licensees will be granted the right to operate a casino in Singapore during the ten-year period, however, this limit on the number of casino licenses in Singapore will cease to apply when the Exclusivity Period expires on February 28, 2017. In connection with entering into the Development Agreement, MBS entered into a 60-year lease with the STB for the parcels underlying the project site and entered into an agreement with the Land Transport Authority of Singapore for the provision of necessary infrastructure for rapid transit systems and road works within and/or outside the project site. During the Exclusivity Period, the Company, which is currently the 100% indirect shareholder of MBS, must continue to be the single largest entity with direct or indirect controlling interest of at least 20% in MBS, unless otherwise approved by the CRA.
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
On April 26, 2010, MBS was issued a casino license for a three-year period, which required payment of a license fee of SGD 38 million (approximately $27 million at exchange rates in effect at the time of the transaction). On April 19, 2013, MBS was granted a license for a further three-year period expiring on April 25, 2016, which required payment of SGD 57 million (approximately $46 million at exchange rates in effect at the time of the transaction) as part of the renewal process. On April 19, 2016, MBS was granted its latest license for a further three-year period expiring on April 25, 2019, which required payment of SGD 66 million (approximately $47 million at exchange rates in effect at the time of the transaction) as part of the renewal process. The license is amortized over its three-year term and is renewable upon submitting a renewal application, paying the applicable fee and meeting the renewal requirements as determined by the CRA.
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
The Development Agreement required MBS to invest at least SGD 3.85 billion (approximately $2.42 billion at exchange rates in effect at the time of the transaction) in the integrated resort, which was to be allocated in specified amounts among the casino, hotel, food and beverage outlets, retail areas, meeting, convention and exhibition facilities, key attractions, entertainment venues and public areas. This minimum investment requirement must be satisfied in full upon the earlier of eight years from the date of the Development Agreement or three years from the issuance of the casino license (issued in April 2010), which obligation has been fulfilled.
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
On December 20, 2006, we were awarded one of two Category 2 “at large” gaming licenses available in Pennsylvania. A location in the Pocono Mountains was awarded the other Category 2 “at large” license. On the same day, two Category 2 licenses were awarded to applicants for locations in Philadelphia, a Category 2 license was awarded to an applicant in Pittsburgh, and six race tracks were awarded Category 1 licenses. One of the Philadelphia Category 2 licenses was revoked by the PaGCB in December 2010. The revocation was upheld in November 2011 by an intermediate appellate court in Pennsylvania and became final in March 2012 when the Pennsylvania Supreme Court denied a discretionary appeal from the intermediate appellate court’s ruling. On November 18, 2014, the PaGCB granted the application for licensure of the second Pennsylvania Category 2 licensee to Stadium Casino, LLC. The award of the license to Stadium Casino, LLC, through a contest with three other applicants, has been appealed to the Pennsylvania Supreme Court, which sent the matter back to the PaGCB in March 2016 for further review of the appropriateness of the award of the license to Stadium Casino, LLC. A final resolution is expected in 2017.
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
In July 2007, we paid a $50 million licensing fee to the Commonwealth of Pennsylvania and, in August 2007, were issued our gaming license by the PaGCB. Just prior to the opening of the casino at Sands Bethlehem, we were required to make a deposit of $5 million, which was reduced to $2 million in January 2010 when the law was amended, to cover weekly withdrawals of our share of the cost of regulation and the amount withdrawn must be replenished weekly.
In February 2010, we submitted a petition to the PaGCB to obtain a table games operation certificate to operate table games at Sands Bethlehem, based on a revision to the law in 2010 that authorized table games. The petition was approved in April 2010, we paid a $17 million table game licensing fee in May 2010 and were issued a table games certificate in June 2010. Table games operations commenced on July 18, 2010.
We must notify the PaGCB if we become aware of any proposed or contemplated change of control including more than 5% of the ownership interests of Sands Bethworks Gaming or of more than 5% of the ownership interests of any entity that owns, directly or indirectly, at least 20% of Sands Bethworks Gaming, including LVSC. The acquisition by a person or a group of persons acting in concert of more than 20% of the ownership interests of Sands Bethworks Gaming or of any entity that owns, directly or indirectly, at least 20% of Sands Bethworks Gaming, with the exception of the ownership interest of a person at the time of the original licensure when the license fee was paid, would be defined as a change of control under applicable Pennsylvania gaming law and regulations. Upon a change of control, the acquirer of the ownership interests would be required to qualify for licensure and to pay a new license fee of $50 million or a lesser “change of control” fee as determined by the PaGCB. In December 2007, the PaGCB adopted a $3 million fee to be assessed on an acquirer in connection with a change in control unless special circumstances dictate otherwise. The PaGCB retains the discretion to eliminate the need for qualification and may reduce the license fee upon a change of control. The PaGCB may provide up to 120 days for any person who is required to apply for a license and who is found not qualified to completely divest the person’s ownership interest.
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
Employees
We directly employ approximately 49,000 employees worldwide and hire temporary employees on an as-needed basis. Our employees are not covered by collective bargaining agreements, except as discussed below with respect to certain Sands Expo Center and Sands Bethlehem employees. We believe that we have good relations with our employees.
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
Security officers at Sands Bethlehem voted to be represented by a labor union, the International Union, Security, Police, and Fire Professionals of America. On February 23, 2017, the union informed management that a proposed collective bargaining agreement was ratified by bargaining unit members. We are coordinating with the union on the signing and implementation of the ratified collective bargaining agreement.
Intellectual Property
Our intellectual property (“IP”) portfolio currently consists of copyrights, domain names and domain name system configurations, patents, trade secrets, trademarks, service marks and trade names. We believe that the name recognition, brand identification and image that we have developed through our intellectual properties attract customers to our facilities, drive customer loyalty and contribute to our success. We register and protect our intellectual property in the jurisdictions in which we operate or significantly advertise, as well as in countries in which we may operate in the future or wish to ensure protection of our rights.
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

•
lease the portion of the theater space located within The Grand Canal Shoppes from GGP for a period of 25 years, subject to an additional 50 years of extension options, with initial fixed minimum rent of $3 million per year;

•
lease the gondola retail store and the canal space located within The Grand Canal Shoppes from GGP (and by amendment the extension of the canal space extended into The Shoppes at The Palazzo) for a period of 25 years, subject to an additional 50 years of extension options, with initial fixed minimum rent of $4 million per year; and

•	lease certain office space from GGP for a period of 10 years, subject to an additional 65 years of extension options, with initial annual rent of approximately $1 million.

The lease payments relating to the theater, the canal space within The Grand Canal Shoppes and the office space from GGP are subject to automatic increases of 5% in the sixth lease year and each subsequent fifth lease year.
The Shoppes at The Palazzo
We contracted to sell The Shoppes at The Palazzo to GGP pursuant to a purchase and sale agreement dated as of April 12, 2004, as amended (the “Amended Agreement”). Under the Amended Agreement, we also leased to GGP certain restaurant and retail space on the casino level of The Palazzo for 89 years with annual rent of one dollar and GGP assumed our interest as landlord under the various space leases associated with these spaces. On June 24, 2011, we reached a settlement with GGP regarding the final purchase price. Under the terms of the settlement, we retained the $295 million of proceeds previously received and participate in certain potential future revenues earned by GGP.
Cooperation Agreement
Our business plan calls for each of The Venetian Las Vegas, The Palazzo, Sands Expo Center and the Grand Canal Shoppes, though separately owned, to be integrally related components of one facility (the “LV Integrated Resort”). In establishing the terms for the integrated operation of these components, the Fourth Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of February 29, 2008, by and among Interface Group-Nevada, Inc., Grand Canal Shops II, LLC, Phase II Mall Subsidiary, LLC, VCR, and Palazzo Condo Tower, LLC (the "Cooperation Agreement") sets forth agreements regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing, and the sharing of some facilities and related costs. Subject to applicable law, the Cooperation Agreement binds all current and future owners of all portions of the LV Integrated Resort and has priority over the liens securing LVSLLC’s senior secured credit facility and in some or all respects any liens that may secure any indebtedness of the owners of any portion of the LV Integrated Resort. Accordingly, subject to applicable law, the obligations in the Cooperation Agreement will “run with the land” if any of the components change hands.
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
We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. On February 9, 2011, LVSC received a subpoena from the SEC requesting that we produce documents relating to our compliance with the FCPA. We were also advised that the Department of Justice (the "DOJ") was conducting a similar investigation. We entered into a comprehensive civil administrative settlement with the SEC on April 7, 2016, and a non-prosecution agreement with the DOJ on January 19, 2017, which resolve all inquiries related to these government investigations. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 — Commitments and Contingencies — Litigation” for further description of this matter. Any violation of the FCPA could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Recently, U.S. governmental authorities have evidenced an increased focus on the gaming industry and compliance with anti-money laundering laws and regulations. For instance, we are subject to regulation under the Currency and Foreign Transactions Reporting Act of 1970, commonly known as the "Bank Secrecy Act" (“BSA”), which, among other things, requires us to report to the Financial Crimes Enforcement Network (“FinCEN”) certain currency transactions in excess of applicable thresholds and certain suspicious activities where we know, suspect or have reason to suspect such transactions involve funds from illegal activity or are intended to violate federal law or regulations or are designed to evade reporting requirements or have no business or lawful purpose. In addition, under the BSA, we are subject to various other rules and regulations involving reporting, recordkeeping and retention. Our compliance with the BSA is subject to periodic audits by the U.S. Treasury Department, and we may be subject to substantial civil and criminal penalties, including fines, if we fail to comply with applicable regulations. We are also subject to similar regulations in Singapore and Macao, as well as regulations set forth by the gaming authorities in the areas in which we operate. Any such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any violation of anti-money laundering laws or regulations, or any accusations of money laundering or regulatory investigations into possible money laundering activities, by any of our properties, employees or customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including Sheldon G. Adelson and our other executive officers. The loss of Mr. Adelson’s services or the services of our other senior managers, or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business. Mr. Adelson’s employment agreement automatically renewed for a one year term in December 2016.
The interests of our principal stockholder in our business may be different from yours.
Mr. Adelson, his family members and trusts and other entities established for the benefit of Mr. Adelson and/or his family members (collectively our “Principal Stockholder’s family”) beneficially own approximately 54% of our outstanding common stock as of December 31, 2016. Accordingly, Mr. Adelson exercises significant influence over our business policies and affairs, including the composition of our Board of Directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of Mr. Adelson. The interests of Mr. Adelson may differ from your interests.
We are a parent company and our primary source of cash is and will be distributions from our subsidiaries.
We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries that are derived from the earnings and cash flow generated by our operating properties. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Our subsidiaries’ payments to us will be contingent upon their earnings and upon other business considerations. In addition, our subsidiaries’ debt instruments and other agreements limit or prohibit certain payments of dividends or other distributions to us. We expect that future debt instruments for the financing of future developments will contain similar restrictions.
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
As of December 31, 2016, we had $9.43 billion of long-term debt outstanding, net of original issue discount and deferred offering costs (excluding those costs related to our revolving facilities). This indebtedness could have important consequences to us. For example, it could:

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
Our ability to timely refinance and replace our indebtedness in the future will depend upon general economic and credit market conditions, adequate liquidity in the global credit markets, the particular circumstances of the gaming industry and prevalent regulations and our cash flow and operations, in each case as evaluated at the time of such potential refinancing or replacement. For example, we have a principal amount of $1.18 billion, $4.37 billion and $1.44 billion in long-term debt maturing during the years ending December 31, 2019, 2020 and 2021, respectively. If we are unable to refinance or generate sufficient cash flow from operations to repay our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments, or reduce dividend payments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
We may attempt to arrange additional financing to fund the remainder of our planned, and any future, development projects. If such additional financing is necessary, we cannot assure you that we will be able to obtain all the financing required for the construction and opening of these projects on suitable terms, if at all.
Fluctuations in foreign currency exchange rates could have an adverse effect on our financial condition, results of operations and cash flows.
We report transactions in the functional currencies of our reporting entities. Because our consolidated financial statements are presented in U.S. dollars, we translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period, which subjects us to foreign currency translation risks. The strengthening of the U.S. dollar against the functional currencies of our foreign operations could have an adverse effect on our U.S. dollar financial results.
In certain instances, our entities whose functional currency is the U.S dollar may enter, and will continue to enter, into transactions that are denominated in a currency other than U.S. dollars. At the date that such transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than U.S. dollars are adjusted to U.S. dollars using the exchange rate at the balance sheet date, with gains or losses recorded in other income (expense), which subjects us to foreign currency transaction risks.
We are a parent company whose primary sources of cash are dividends and distributions from our subsidiaries (see also "— We are a parent company and our primary source of cash is and will be distributions from our subsidiaries.). Fluctuations in the U.S. dollar/SGD exchange rate and/or the U.S. dollar/HKD exchange rate could have a material adverse effect on the amount of dividends and distributions from our Singapore and Macao operations. While we manage a portion of our foreign currency exposure by entering into foreign currency forward contracts, these arrangements may not always be effective in limiting our underlying exposure to foreign currency exchange rate fluctuations or minimizing the volatility in our net earnings and cash associated with foreign currency exchange rate changes. In addition, the failure of one or more counterparties to our foreign currency forward contracts to fulfill their obligations to us could have an adverse effect on our cash flows.
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
During the year ended December 31, 2016, approximately 16.4%, 28.6% and 59.6% of our table games drop at our Macao properties, Marina Bay Sands and our Las Vegas properties, respectively, was from credit-based wagering, while table games play at our Pennsylvania property was primarily conducted on a cash basis. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible.
While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of Nevada, and Nevada judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions around the world, including jurisdictions our gaming customers may come from, may determine, or have determined, that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from courts in the U.S. and elsewhere are not binding on the courts of many foreign nations.
In particular, we expect that our Macao operations will be able to enforce gaming debts only in a limited number of jurisdictions, including Macao. To the extent our Macao gaming customers and junket operators are from other jurisdictions, our Macao operations may not have access to a forum in which it will be possible to collect all gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and our Macao operations may encounter forums that will refuse to enforce such debts. Moreover, under applicable law, our Macao operations remain obligated to pay taxes on uncollectible winnings from customers.
It is also possible that our Singapore operations may not be able to collect gaming debts in certain jurisdictions. To the extent our Singapore gaming customers’ assets are situated in such jurisdictions, our Singapore operations may not be able collect all gaming receivables because, among other reasons, courts of certain jurisdictions do not enforce gaming debts.
Even where gaming debts are enforceable, they may not be collectible. Our inability to collect gaming debts could have a significant adverse effect on our cash flows.
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
We endeavor to establish and protect our IP rights and our goods and services through trademarks and service marks, copyrights, patents, trade secrets, domain names, licenses, other contractual provisions, nondisclosure agreements, and confidentiality and information-security measures and procedures. There can be no assurance, however, that the steps we take to protect our IP will be sufficient. If a third party successfully challenges our marks as deceptive, we could have difficulty maintaining exclusive rights. If a third party claims our IP has infringed, currently infringes, or could in the future infringe upon its IP rights, we may need to cease use of such IP, defend our rights or take other steps. In addition, if third parties violate their obligations to us to maintain the confidentiality of our proprietary information or there is a security breach or lapse, or if third parties misappropriate or infringe upon our IP, our business may be affected. Our inability to adequately obtain, maintain or defend our IP rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

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
In November 2009, our subsidiary, SCL, listed its ordinary shares on The Main Board of The Stock Exchange of Hong Kong Limited (the “SCL Offering”). We currently own 70.1% of the issued and outstanding ordinary shares of SCL. As a result of SCL having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of SCL may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of SCL. Decisions that could have different implications for us and SCL, including contractual arrangements that we have entered into or may in the future enter into with SCL, may give rise to the appearance of a potential conflict of interest.
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
Our business requires the collection and retention of large volumes of customer data, including credit card numbers and other personally identifiable information in various information systems that we maintain and in those maintained by third-parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data are important to us. Our collection of such customer and company data is subject to extensive regulation by private groups such as the payment card industry as well as domestic and foreign governmental authorities, including gaming authorities. If a sophisticated cyber event occurs, our systems may be unable to satisfy applicable regulations or employee and customer expectations.
In addition, we have experienced a sophisticated criminal cybersecurity attack in the past, including a breach of our information technology systems in which customer and company information was compromised and certain company data may have been destroyed, and we may experience additional cybersecurity attacks in the future, potentially with more frequency or sophistication. Our information systems and records, including those we maintain with our third-party service providers, may be subject to cybersecurity breaches, system failures, viruses, operator error or inadvertent releases of data. Our third-party information system service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties’ information security operations. A significant theft, loss or fraudulent use of customer or company data maintained by us or by a third-party service provider could have an adverse effect on our reputation, cause a material disruption to our operations and management team and result in remediation expenses and regulatory penalties. Such theft, loss or fraudulent use could also result in litigation by shareholders alleging that our protections against cyber-attacks were insufficient or by customers and other parties whose information was subject to such attacks. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
There are significant risks associated with any future construction projects, which could have a material adverse effect on our financial condition, results of operations and cash flows from these planned facilities.
Any future construction projects will entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. Construction contractors or counterparties for our current projects may be required to bear certain cost overruns for which they are contractually liable, and if such counterparties are unable to meet their obligations, we may incur increased costs for such developments. See also "— Risks Associated with Our International Operations — VML may have financial and other obligations to foreign workers managed by its contractors under government labor quotas." In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to manage successfully our worldwide construction projects, it could have a material adverse effect on our financial condition, results of operations and cash flows.
The anticipated costs and completion dates for our current projects will be based on budgets, designs, development and construction documents and schedule estimates that will be prepared with the assistance of architects and other construction development consultants and that are subject to change as the design, development and construction documents are finalized and as actual construction work is performed. A failure to complete our projects on budget or on schedule may have a material adverse effect on our financial condition, results of operations and cash flows.

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
For a more complete description of the Macao gaming regulatory requirements, see “Item 1 — Business — Regulation and Licensing — Macao Concession and Our Subconcession.”
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
For a more complete description of the Singapore gaming regulatory requirements, see “Item 1 — Business — Regulation and Licensing — Development Agreement with Singapore Tourism Board.”

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
Our Macao and Singapore operations face intense competition, which could have a material adverse effect on our financial condition, results of operations and cash flows.
The hotel, resort and casino businesses are highly competitive. Our Macao operations currently compete with numerous other casinos located in Macao. Our competitors have announced additional Macao facilities with planned opening dates in 2017 and 2018. Increasing capacity of hotel rooms in Macao could add to the competitive dynamic of the market.
Our Macao and Singapore operations will also compete to some extent with casinos located elsewhere in Asia, including Malaysia, Philippines, Australia, Cambodia and elsewhere in the world, including Las Vegas, as well as online gaming and cruise ships that offer gaming. Our operations also face increased competition from new developments in Malaysia, Australia and South Korea. In addition, certain countries have legalized, and others may in the future legalize, casino gaming, including Japan, Taiwan, Thailand and Vietnam.
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

We hold one of two licenses granted by the Singapore government to develop an integrated resort, including a casino. Under the Request for Proposal, the CRA is required to ensure that there will not be more than two casino licenses during a ten-year exclusive period that expires on February 28, 2017. If the Singapore government were to license additional casinos, we would face additional competition, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We compete for limited management and labor resources in Macao and Singapore, and policies of those governments may also affect our ability to employ imported managers or labor.
Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled managers and employees at our properties. The Macao government requires that we only hire Macao residents in our casinos for certain employee roles, including as dealers. In addition, we are required in Macao to obtain visas and work permits for managers and employees we seek to employ from other countries. There is significant competition in Macao and Singapore for managers and employees with the skills required to perform the services we offer and competition for these individuals in Macao is likely to increase as other competitors expand their operations.
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
Our operations in Macao include The Venetian Macao, Sands Cotai Central, The Parisian Macao, Four Seasons Macao and Sands Macao. We also own and operate the Marina Bay Sands in Singapore. Accordingly, our business development plans, financial condition, results of operations and cash flows may be materially and adversely affected by significant political, social and economic developments in Macao and Singapore, and by changes in policies of the governments or changes in laws and regulations or their interpretations. Our operations in Macao and Singapore are also exposed to the risk of changes in laws and policies that govern operations of companies based in those countries. Jurisdictional tax laws and regulations may also be subject to amendment or different interpretation and implementation, thereby having an adverse effect on our profitability after tax. These changes may have a material adverse effect on our financial condition, results of operations and cash flows.
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
We are dependent upon gaming junket operators for a portion of our gaming revenues in Macao.
Junket operators, which promote gaming and draw high-roller customers to casinos, are responsible for a portion of our gaming revenues in Macao. With the increased number of gaming facilities in Macao, the competition for relationships with junket operators has increased. Our gaming revenue associated with junket operators is in decline and may continue to decline in the future. There can be no assurance that we will be able to maintain, or grow, our relationships with junket operators. If we are unable to maintain or grow our relationships with junket operators, or if the junket operators experience financial difficulties or are unable to develop or maintain relationships with our high-roller customers, our ability to grow our gaming revenues will be hampered.
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
Furthermore, a person or a group of persons acting in concert who acquire(s) more than 20% of our securities, with the exception of the ownership interest of a person at the time of original licensure when the license fee was paid, would trigger a “change in control” (as defined under applicable law). Such a change in control could require us to re-apply for licensure by the PaGCB and incur a $50 million license fee.

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
ITEM 1B. — UNRESOLVED STAFF COMMENTS
None.
ITEM 2. — PROPERTIES
We have received concessions from the Macao government to build on a six-acre land site for the Sands Macao and the sites on which The Venetian Macao, Four Seasons Macao, Sands Cotai Central and The Parisian Macao are located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. As specified in the land concessions, we are required to pay premiums, which are either payable in a single lump sum upon acceptance of our land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concession, which may be revised every five years by the Macao government. In October 2008, the Macao government amended our land concession to separate the retail and hotel portions of the Four Seasons Macao parcel and allowed us to subdivide the parcel into four separate components, consisting of retail; hotel/casino; an apart-hotel tower (see "Item 7 — Management Discussion and Analysis of Financial Condition and Results of Operations — Development Projects"); and parking areas. In consideration for the amendment, we paid an additional land premium of approximately $18 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use. See “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5 — Leasehold Interests in Land, Net” for more information on our payment obligation under these land concessions.
Under the Development Agreement with the STB, we paid SGD 1.20 billion (approximately $756 million at exchange rates in effect at the time of the transaction) in premium payments for the 60-year lease of the land on which the Marina Bay Sands is located plus an additional SGD 106 million (approximately $66 million at exchange rates in effect at the time of the transaction) for various taxes and other fees.
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
ITEM 3. — LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 — Commitments and Contingencies — Litigation.”
ITEM 4. — MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock trades on the NYSE under the symbol “LVS.” The following table sets forth the high and low sales prices for the common stock on the NYSE for the fiscal quarter indicated:

	High	Low
2015
First Quarter	$61.59	$51.24
Second Quarter	$59.90	$49.57
Third Quarter	$57.77	$37.40
Fourth Quarter	$52.14	$36.53
2016
First Quarter	$54.80	$34.88
Second Quarter	$53.31	$41.45
Third Quarter	$58.65	$42.29
Fourth Quarter	$63.38	$53.07
2017
First Quarter (through February 22, 2017)	$57.46	$51.47
As of February 22, 2017, there were 793,994,554 shares of our common stock outstanding that were held by 391 stockholders of record.
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
Common Stock Dividends
On March 31, June 30, September 30 and December 30, 2016, we paid a dividend of $0.72 per common share as part of a regular cash dividend program. During the year ended December 31, 2016, we recorded $2.29 billion as a distribution against retained earnings (of which $1.24 billion related to our Principal Stockholder and his family and the remaining $1.05 billion related to all other stockholders).
On March 31, June 30, September 30 and December 31, 2015, we paid a dividend of $0.65 per common share as part of a regular cash dividend program. During the year ended December 31, 2015, we recorded $2.07 billion as a distribution against retained earnings (of which $1.12 billion related to our Principal Stockholder and his family and the remaining $949 million related to all other stockholders).
On March 31, June 30, September 30 and December 29, 2014, we paid a dividend of $0.50 per common share as part of a regular cash dividend program. During the year ended December 31, 2014, we recorded $1.61 billion as a distribution against retained earnings (of which $863 million related to our Principal Stockholder and his family and the remaining $745 million related to all other stockholders).

In January 2017, our Board of Directors declared a quarterly dividend of $0.73 per common share (a total estimated to be approximately $580 million) to be paid on March 31, 2017, to shareholders of record on March 23, 2017. We expect this level of dividend to continue quarterly through the remainder of 2017. Our Board of Directors will continually assess the level and appropriateness of any cash dividends.
Recent Sales of Unregistered Securities
There have not been any sales by the Company of equity securities in the last three fiscal years that have not been registered under the Securities Act of 1933.
Purchases of Equity Securities by the Issuer
In October 2014, our Board of Directors authorized the repurchase of $2.0 billion of our outstanding common stock, which expired on October 9, 2016. In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of our outstanding common stock, which expires on November 2, 2018. All repurchases under the stock repurchase program are made from time to time at our discretion in accordance with applicable federal securities laws. All share repurchases of our common stock have been recorded as treasury shares. During the quarter ended December 31, 2016, there were no shares purchased. As of December 31, 2016, the approximate dollar value of shares that may yet be purchased under the stock repurchase program was $1.56 billion.

Performance Graph
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Index and the Dow Jones US Gambling Index, during the five years ended December 31, 2016. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Las Vegas Sands Corp.	$100.00	$117.20	$204.83	$155.65	$123.73	$159.31
S&P 500	$100.00	$116.00	$153.58	$174.60	$177.01	$198.18
Dow Jones US Gambling Index	$100.00	$110.52	$189.80	$154.10	$118.14	$151.45
The performance graph should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

ITEM 6. — SELECTED FINANCIAL DATA
The following reflects selected historical financial data that should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The information as of December 31, 2014, 2013 and 2012, has been reclassified to conform to the current presentation. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2016(2)	2015	2014(3)	2013(4)(5)	2012(6)(7)
	(In millions, except per share data)
STATEMENT OF OPERATIONS DATA
Gross revenues	$12,196	$12,414	$15,426	$14,494	$11,685
Less — promotional allowances	(786)	(726)	(842)	(724)	(554)
Net revenues	11,410	11,688	14,584	13,770	11,131
Operating expenses	8,917	8,847	10,485	10,362	8,820
Operating income	2,493	2,841	4,099	3,408	2,311
Interest, net	(264)	(250)	(248)	(255)	(235)
Other income	31	31	2	5	6
Loss on modification or early retirement of debt	(5)	—	(20)	(14)	(19)
Income before income taxes	2,255	2,622	3,833	3,144	2,063
Income tax expense	(239)	(236)	(245)	(189)	(181)
Net income	2,016	2,386	3,588	2,955	1,882
Net income attributable to noncontrolling interests	(346)	(420)	(747)	(649)	(358)
Net income attributable to Las Vegas Sands Corp.	$1,670	$1,966	$2,841	$2,306	$1,524
Per share data:
Basic earnings per share	$2.10	$2.47	$3.52	$2.80	$1.89
Diluted earnings per share	$2.10	$2.47	$3.52	$2.79	$1.85
Cash dividends declared per common share(1)	$2.88	$2.60	$2.00	$1.40	$3.75
OTHER DATA
Capital expenditures	$1,398	$1,529	$1,179	$898	$1,449

	December 31,
	2016	2015	2014	2013	2012
	(In millions)
BALANCE SHEET DATA
Total assets	$20,469	$20,863	$22,207	$22,563	$21,978
Long-term debt	$9,428	$9,249	$9,746	$9,235	$9,946
Total Las Vegas Sands Corp. stockholders’ equity	$6,177	$6,817	$7,214	$7,665	$7,062
_________________________

(1)
During the years ended December 31, 2016, 2015, 2014, 2013 and 2012, we paid quarterly dividends of $0.72, $0.65, $0.50, $0.35 and $0.25, respectively, per common share as part of a regular cash dividend program. Additionally, on December 18, 2012, we paid a special cash dividend of $2.75 per common share.

(2)
During the year ended December 31, 2016, we recorded pre-opening expenses of $130 million primarily due to the opening of The Parisian Macao in September 2016, a non-recurring corporate expense of $79 million and a loss on disposal or impairment of assets of $79 million primarily related to the write-off of costs related to the Las Vegas Condo Tower, as well as other dispositions at the Company's various operating properties.

(3)	During the year ended December 31, 2014, we received a $90 million property tax refund related to a property tax settlement at Marina Bay Sands for the years 2010 through 2014.

(4)	The second Sheraton tower of Sands Cotai Central opened in January 2013.

(5)	During the year ended December 31, 2013, we recorded a legal settlement expense of $47 million.

(6)	The Conrad and Holiday Inn tower and the first Sheraton tower of Sands Cotai Central opened in April and September 2012, respectively.

(7)
During the year ended December 31, 2012, we recorded an impairment loss of $144 million, consisting primarily of a $101 million write-off of capitalized construction costs related to our former Cotai Strip development (referred to as parcels 7 and 8) in Macao and a $43 million impairment due to the termination of the ZAiA show at The Venetian Macao.

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
Operations
Generally, we view each of our integrated resort properties as an operating segment. Our Macao operating segments consist of The Venetian Macao, Sands Cotai Central, The Parisian Macao, which opened in September 2016, Four Seasons Macao and Sands Macao. Our Singapore operating segment consists of the Marina Bay Sands. Our operating segments in the U.S. consist of the Las Vegas Operating Properties and Sands Bethlehem.
For the years ended December 31, 2016 and 2015, gross revenue at our reportable segments was derived as follows:

•	At The Venetian Macao, approximately 81.9% and 80.8%, respectively, was from gaming activities, with the remainder from room, mall, food and beverage and other non-gaming sources.

•	At Sands Cotai Central, approximately 78.4% and 80.3%, respectively, was from gaming activities, with the remainder primarily from room and food and beverage operations.

•
At The Parisian Macao, approximately 80.6% of gross revenues for the 110-day period ended December 31, 2016, was derived from gaming activities, with the remainder primarily from room and food and beverage operations.

•	At Four Seasons Macao, approximately 69.8% and 72.6%, respectively, was from gaming activities, with the remainder primarily from mall and room operations.

•	At Sands Macao, approximately 92.4% and 92.8%, respectively, was from gaming activities, with the remainder primarily from food and beverage operations.

•	At Marina Bay Sands, approximately 72% and 73.9%, respectively, was from gaming activities, with the remainder from room, food and beverage, mall and other non-gaming sources.

•
At our Las Vegas Operating Properties, approximately 73.3% and 71.6%, respectively, was from room, food and beverage and other non-gaming sources, with the remainder from gaming activities. The percentage of non-gaming revenue reflects the integrated resort’s emphasis on the group convention and trade show business and the resulting high occupancy and room rates throughout the week, including during mid-week periods.

•	At Sands Bethlehem, approximately 88.4% and 88.3%, respectively, was from gaming activities, with the remainder primarily from food and beverage and other non-gaming sources.

Summary Financial Results
The following table summarizes our results of operations:

	Year Ended December 31,
	2016	Percent Change	2015	Percent Change	2014
	(Dollars in millions)
Net revenues	$11,410	(2.4)%	$11,688	(19.9)%	$14,584
Operating expenses	8,917	0.8%	8,847	(15.6)%	10,485
Operating income	2,493	(12.2)%	2,841	(30.7)%	4,099
Income before income taxes	2,255	(14.0)%	2,622	(31.6)%	3,833
Net income	2,016	(15.5)%	2,386	(33.5)%	3,588
Net income attributable to Las Vegas Sands Corp.	1,670	(15.1)%	1,966	(30.8)%	2,841

	Percent of Net Revenues Year Ended December 31,
	2016	2015	2014
Operating expenses	78.2%	75.7%	71.9%
Operating income	21.8%	24.3%	28.1%
Income before income taxes	19.8%	22.4%	26.3%
Net income	17.7%	20.4%	24.6%
Net income attributable to Las Vegas Sands Corp.	14.6%	16.8%	19.5%
Our historical financial results will not be indicative of our future results as The Parisian Macao, which opened in September 2016, ramps up its operations and as we complete our remaining development projects, including the remainder of Sands Cotai Central.
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
The following are the key measurements we use to evaluate operating revenues:
Casino revenue measurements for Macao and Singapore: Macao and Singapore table games are segregated into two groups, consistent with the Macao and Singapore markets’ convention: Rolling Chip play (all VIP players) and Non-Rolling Chip play (mostly non-VIP players). The volume measurement for Rolling Chip play is non-negotiable gaming chips wagered and lost. The volume measurement for Non-Rolling Chip play is table games drop (“drop”), which is net markers issued (credit instruments), cash deposited in the table drop boxes and gaming chips purchased at the cage. Rolling Chip and Non-Rolling Chip volume measurements are not comparable as the amounts wagered and lost for Rolling Chip play are substantially higher than the amounts dropped for Non-Rolling Chip play. Slot handle (“handle”), also a volume measurement, is the gross amount wagered for the period cited.
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Based upon our mix of table games, our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 2.7% to 3.0%. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 16.4% and 28.6%, respectively, of our table games play was conducted on a credit basis for the year ended December 31, 2016.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued that are deposited in the table drop boxes. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 21% to 29% for Baccarat and 16% to 20% for non-Baccarat. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 59.6% of our table games play at our Las Vegas Operating Properties, for the year ended December 31, 2016, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.
Hotel revenue measurements: Performance indicators used are occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. The calculations of the occupancy and average daily room rates include the impact of rooms provided on a complimentary basis. Complimentary room rates are determined based on an analysis of retail (or cash) room rates by type of customer and room product to ensure the complimentary room rates are consistent with retail rates. Revenue per available room represents a summary of hotel average daily room rates and occupancy. Because not all available rooms are occupied, average daily room rates are normally higher than revenue per available room. Reserved rooms where the guests do not show up for their stay and lose their deposit, or where guests check out early, may be re-sold to walk-in guests. These rooms are considered to be occupied twice for statistical purposes due to obtaining the original deposit and the walk-in guest revenue. In cases where a significant number of rooms are resold, occupancy rates may be in excess of 100% and revenue per available room may be higher than the average daily room rate.
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
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2016	2015	Percent Change
	(Dollars in millions)
Casino	$8,771	$9,083	(3.4)%
Rooms	1,527	1,470	3.9%
Food and beverage	774	757	2.2%
Mall	591	564	4.8%
Convention, retail and other	533	540	(1.3)%
	12,196	12,414	(1.8)%
Less — promotional allowances	(786)	(726)	(8.3)%
Total net revenues	$11,410	$11,688	(2.4)%
Consolidated net revenues were $11.41 billion for the year ended December 31, 2016, a decrease of $278 million compared to $11.69 billion for the year ended December 31, 2015. The decrease in net revenues was driven by decreases of $168 million at our Macao operations and $153 million at Marina Bay Sands, primarily due to decreased casino revenues, partially offset by a $29 million increase at our Las Vegas Operating Properties, driven by increased room revenues.

Casino revenues decreased $312 million compared to the year ended December 31, 2015. The decrease is primarily due to decreases of $522 million at our Macao properties (excluding The Parisian Macao), driven by a decrease in Rolling Chip volume as demand has decreased in the VIP market, and $152 million at Marina Bay Sands, driven by a decrease in Rolling Chip volume and win percentage, as well as a decrease in Non-Rolling Chip drop. These decreases were partially offset by $359 million in revenues attributable to The Parisian Macao. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2016	2015	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$2,495	$2,533	(1.5)%
Non-Rolling Chip drop	$6,856	$7,030	(2.5)%
Non-Rolling Chip win percentage	25.2%	24.5%	0.7 pts
Rolling Chip volume	$28,851	$31,025	(7.0)%
Rolling Chip win percentage	3.23%	3.08%	0.15 pts
Slot handle	$3,790	$4,093	(7.4)%
Slot hold percentage	4.5%	4.8%	(0.3) pts
Sands Cotai Central
Total casino revenues	$1,672	$1,878	(11.0)%
Non-Rolling Chip drop	$5,992	$6,026	(0.6)%
Non-Rolling Chip win percentage	20.2%	21.5%	(1.3) pts
Rolling Chip volume	$12,329	$19,679	(37.3)%
Rolling Chip win percentage	3.41%	3.08%	0.33 pts
Slot handle	$5,794	$6,128	(5.5)%
Slot hold percentage	3.6%	3.5%	0.1 pts
The Parisian Macao
Total casino revenues	$359	$—	—
Non-Rolling Chip drop	$1,085	$—	—
Non-Rolling Chip win percentage	18.5%	—%	—
Rolling Chip volume	$4,061	$—	—
Rolling Chip win percentage	4.24%	—%	—
Slot handle	$974	$—	—
Slot hold percentage	4.5%	—%	—
Four Seasons Macao
Total casino revenues	$445	$536	(17.0)%
Non-Rolling Chip drop	$1,114	$1,058	5.3%
Non-Rolling Chip win percentage	21.9%	22.6%	(0.7) pts
Rolling Chip volume	$9,004	$13,390	(32.8)%
Rolling Chip win percentage	3.09%	3.23%	(0.14) pts
Slot handle	$414	$476	(13.0)%
Slot hold percentage	6.2%	6.1%	0.1 pts
Sands Macao
Total casino revenues	$667	$854	(21.9)%
Non-Rolling Chip drop	$2,628	$3,035	(13.4)%
Non-Rolling Chip win percentage	18.6%	18.4%	0.2 pts
Rolling Chip volume	$7,014	$9,608	(27.0)%
Rolling Chip win percentage	2.48%	3.36%	(0.88) pts
Slot handle	$2,583	$2,737	(5.6)%
Slot hold percentage	3.4%	3.5%	(0.1) pts

	Year Ended December 31,
	2016	2015	Change
	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total casino revenues	$2,164	$2,315	(6.5)%
Non-Rolling Chip drop	$3,878	$4,205	(7.8)%
Non-Rolling Chip win percentage	28.5%	27.0%	1.5 pts
Rolling Chip volume	$31,887	$41,149	(22.5)%
Rolling Chip win percentage	2.65%	2.79%	(0.14) pts
Slot handle	$13,441	$12,879	4.4%
Slot hold percentage	4.5%	4.5%	—
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$439	$456	(3.7)%
Table games drop	$1,692	$2,080	(18.7)%
Table games win percentage	17.3%	15.9%	1.4 pts
Slot handle	$2,589	$2,409	7.5%
Slot hold percentage	8.0%	8.1%	(0.1) pts
Sands Bethlehem
Total casino revenues	$530	$511	3.7%
Table games drop	$1,124	$1,134	(0.9)%
Table games win percentage	19.3%	17.9%	1.4 pts
Slot handle	$4,516	$4,274	5.7%
Slot hold percentage	6.8%	7.0%	(0.2) pts
In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $57 million compared to the year ended December 31, 2015. The increase is primarily due to increases of $43 million at our Las Vegas Operating Properties and $17 million at Marina Bay Sands, driven by increased occupancy and average daily room rates. Our Macao properties decreased $3 million, due to a $39 million decrease at our properties (excluding The Parisian Macao) driven by the slowdown in the overall Macao gaming industry, partially offset by $36 million in revenues attributable to The Parisian Macao. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Year Ended December 31,
	2016	2015	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$182	$214	(15.0)%
Occupancy rate	86.0%	84.0%	2.0 pts
Average daily room rate	$214	$243	(11.9)%
Revenue per available room	$184	$204	(9.8)%
Sands Cotai Central
Total room revenues	$274	$273	0.4%
Occupancy rate	82.2%	83.1%	(0.9) pts
Average daily room rate	$148	$157	(5.7)%
Revenue per available room	$122	$131	(6.9)%
The Parisian Macao
Total room revenues	$36	$—	—
Occupancy rate	90.5%	—%	—
Average daily room rate	$138	$—	—
Revenue per available room	$125	$—	—
Four Seasons Macao
Total room revenues	$37	$42	(11.9)%
Occupancy rate	75.3%	82.0%	(6.7) pts
Average daily room rate	$364	$376	(3.2)%
Revenue per available room	$274	$308	(11.0)%
Sands Macao
Total room revenues	$20	$23	(13.0)%
Occupancy rate	97.1%	99.3%	(2.2) pts
Average daily room rate	$199	$220	(9.5)%
Revenue per available room	$193	$218	(11.5)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$376	$359	4.7%
Occupancy rate	97.3%	96.3%	1.0 pts
Average daily room rate	$417	$404	3.2%
Revenue per available room	$406	$389	4.4%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$587	$544	7.9%
Occupancy rate	93.5%	91.8%	1.7 pts
Average daily room rate	$246	$233	5.6%
Revenue per available room	$230	$214	7.5%
Sands Bethlehem
Total room revenues	$15	$15	—
Occupancy rate	94.5%	91.5%	3.0 pts
Average daily room rate	$160	$151	6.0%
Revenue per available room	$151	$138	9.4%

Food and beverage revenues increased $17 million compared to the year ended December 31, 2015. The increase was primarily attributable to $20 million of revenues at The Parisian Macao, which opened in September 2016.
Mall revenues increased $27 million compared to the year ended December 31, 2015. The increase was primarily attributable to $23 million in revenues from the Shoppes at Parisian. For further information related to the financial performance of our malls, see"— Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our mall activity:

	Year Ended December 31,
	2016	2015	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$209	$205	2.0%
Mall gross leasable area (in square feet)	777,413	780,165	(0.4)%
Occupancy	97.6%	97.8%	(0.2) pts
Base rent per square foot	$241	$223	8.1%
Tenant sales per square foot	$1,326	$1,469	(9.7)%
Shoppes at Cotai Central(1)
Total mall revenues	$62	$62	—
Mall gross leasable area (in square feet)	407,065	331,499	22.8%
Occupancy	96.7%	97.9%	(1.2) pts
Base rent per square foot	$128	$153	(16.3)%
Tenant sales per square foot	$882	$896	(1.6)%
Shoppes at Parisian(2)
Total mall revenues	$23	$—	—
Mall gross leasable area (in square feet)	299,778	—	—
Occupancy	92.6%	—	—
Base rent per square foot	$222	$—	—
Shoppes at Four Seasons
Total mall revenues	$127	$130	(2.3)%
Mall gross leasable area (in square feet)	259,410	259,394	—
Occupancy	99.3%	99.0%	0.3 pts
Base rent per square foot	$452	$454	(0.4)%
Tenant sales per square foot	$3,004	$3,423	(12.2)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$166	$163	1.8%
Mall gross leasable area (in square feet)	612,567	644,719	(5.0)%
Occupancy	98.3%	95.2%	3.1 pts
Base rent per square foot	$223	$214	4.2%
Tenant sales per square foot	$1,383	$1,361	1.6%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$4	$4	—
Mall gross leasable area (in square feet)	150,972	151,029	—
Occupancy	92.3%	95.1%	(2.8) pts
Base rent per square foot	$21	$21	—
Tenant sales per square foot	$350	$354	(1.1)%
_________________________

(1)	At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

(2)	The Shoppes at Parisian opened in September 2016.

Operating Expenses
The breakdown of operating expenses is as follows:

	Year Ended December 31,
	2016	2015	Percent Change
	(Dollars in millions)
Casino	$4,838	$5,114	(5.4)%
Rooms	262	262	—%
Food and beverage	421	403	4.5%
Mall	64	61	4.9%
Convention, retail and other	252	277	(9.0)%
Provision for doubtful accounts	173	156	10.9%
General and administrative	1,284	1,267	1.3%
Corporate	256	176	45.5%
Pre-opening	130	48	170.8%
Development	9	10	(10.0)%
Depreciation and amortization	1,111	999	11.2%
Amortization of leasehold interests in land	38	39	(2.6)%
Loss on disposal or impairment of assets	79	35	125.7%
Total operating expenses	$8,917	$8,847	0.8%
Operating expenses were $8.92 billion for the year ended December 31, 2016, an increase of $70 million compared to $8.85 billion for the year ended December 31, 2015. The increase was primarily attributable to operating expenses of $299 million at The Parisian Macao, which opened in September 2016, a $112 million increase in depreciation and amortization, and an $82 million increase in pre-opening expenses related to the opening of The Parisian Macao. These increases were partially offset by a $419 million decrease in casino expenses at our Macao operations (excluding The Parisian Macao).
Casino expenses decreased $276 million compared to the year ended December 31, 2015. Of the decrease, $114 million was due to the 39% gross win tax on decreased casino revenues at our Macao properties. The remaining decrease is primarily due to decreases in junket commissions and our cost control and cost avoidance initiatives at our Macao properties (excluding The Parisian Macao), including the transition of personnel to pre-opening in advance of and in connection with the opening of The Parisian Macao, and decreases in casino expenses at our Las Vegas Operating Properties and Marina Bay Sands. These decreases were partially offset by casino expenses attributable to The Parisian Macao.
The provision for doubtful accounts was $173 million for the year ended December 31, 2016, compared to $156 million for the year ended December 31, 2015. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
Corporate expenses increased $80 million compared to the year ended December 31, 2015. The increase was primarily due to nonrecurring legal costs.
Pre-opening expenses were $130 million for the year ended December 31, 2016, compared to $48 million for the year ended December 31, 2015. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the year ended December 31, 2016, primarily related to activities at The Parisian Macao. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Depreciation and amortization expense increased $112 million compared to the year ended December 31, 2015. The increase is primarily attributable to $57 million of expenses at The Parisian Macao and a $38 million increase at Marina Bay Sands, driven by the acceleration of depreciation of certain assets due to room renovations.

Loss on disposal or impairment of assets was $79 million for the year ended December 31, 2016, compared to $35 million for the year ended December 31, 2015. The loss for the year ended December 31, 2016, consisted primarily of a $49 million write-off of assets related to our Las Vegas Condo Tower, as well as other asset dispositions at our Macao properties.
Consolidated Adjusted Property EBITDA
Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is used by management as the primary measure of the operating performance of our segments. Consolidated adjusted property EBITDA is net income before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Gaming companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific casino properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. We have significant uses of cash flow, including capital expenditures, dividend payments, interest payments and debt principal repayments, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, our presentation of consolidated adjusted property EBITDA may not be directly comparable to similarly titled measures presented by other companies. The following table summarizes information related to our segments (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Segment Information” for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Year Ended December 31,
	2016	2015	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$1,089	$1,079	0.9%
Sands Cotai Central	616	651	(5.4)%
The Parisian Macao	114	—	—%
Four Seasons Macao	221	243	(9.1)%
Sands Macao	172	226	(23.9)%
Ferry Operations and Other	32	23	39.1%
	2,244	2,222	1.0%
Marina Bay Sands	1,389	1,507	(7.8)%
United States:
Las Vegas Operating Properties	356	305	16.7%
Sands Bethlehem	141	136	3.7%
	497	441	12.7%
Consolidated adjusted property EBITDA	$4,130	$4,170	(1.0)%
Adjusted property EBITDA at our Macao operations increased $22 million compared to the year ended December 31, 2015. The increase was primarily attributable to $114 million in adjusted property EBITDA generated at The Parisian Macao, and cost control and cost avoidance initiatives at our other Macao properties. This increase was partially offset by decreases at Sands Macao, Sands Cotai Central and Four Seasons Macao, driven by decreased casino revenues due to lower demand in the VIP market.

Adjusted property EBITDA at Marina Bay Sands decreased $118 million compared to the year ended December 31, 2015. As previously described, the decrease was primarily due to the decrease in casino operations, driven by decreases in Rolling Chip volume and win percentage, as well as a decrease in Non-rolling chip drop.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $51 million compared to the year ended December 31, 2015. The increase was primarily due to increased room revenues, partially offset by a decrease in casino operations.
Adjusted property EBITDA at Sands Bethlehem increased $5 million compared to the year ended December 31, 2015. The increase was primarily due to a $22 million increase in net revenues, driven by an increase in casino revenues, partially offset by an increase in the associated expenses.
Interest Expense
The following table summarizes information related to interest expense:

	Year Ended December 31,
	2016	2015
	(Dollars in millions)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$293	$278
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	15	15
Less — capitalized interest	(34)	(28)
Interest expense, net	$274	$265
Cash paid for interest	$248	$239
Weighted average total debt balance	$9,746	$9,429
Weighted average interest rate	3.0%	2.9%
Interest cost increased $15 million compared to the year ended December 31, 2015, resulting primarily from an increase in our weighted average total debt balance. Capitalized interest increased $6 million compared to the year ended December 31, 2015, primarily due to the construction of The Parisian Macao.
Other Factors Effecting Earnings
Other income was $31 million for the years ended December 31, 2016 and 2015. Other income during the year ended December 31, 2016, was primarily attributable to $20 million of foreign currency transaction gains, driven by Singapore dollar denominated intercompany debt held in the U.S., and a $10 million fair value adjustment on our Singapore forward contracts. These gains resulted from the appreciation of the U.S. dollar versus the Singapore dollar.
The loss on modification or early retirement of debt was $5 million for the year ended December 31, 2016, and primarily related to amendments to the 2013 U.S. Credit Facility (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-term Debt — 2013 U.S. Credit Facility”).
Our effective income tax rate was 10.6% for the year ended December 31, 2016, compared to 9.0% for the year ended December 31, 2015. The increase in the effective income tax rate relates primarily to the valuation allowances recorded during the year ended December 31, 2016, as we determined that certain deferred tax assets were no longer “more-likely-than-not” realizable. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which expires at the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made as appropriate.

The net income attributable to our noncontrolling interests was $346 million for the year ended December 31, 2016, compared to $420 million for the year ended December 31, 2015. These amounts are primarily related to the noncontrolling interest of SCL.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2015	2014	Percent Change
	(Dollars in millions)
Casino	$9,083	$12,004	(24.3)%
Rooms	1,470	1,540	(4.5)%
Food and beverage	757	779	(2.8)%
Mall	564	554	1.8%
Convention, retail and other	540	549	(1.6)%
	12,414	15,426	(19.5)%
Less — promotional allowances	(726)	(842)	13.8%
Total net revenues	$11,688	$14,584	(19.9)%
Consolidated net revenues were $11.69 billion for the year ended December 31, 2015, a decrease of $2.90 billion compared to $14.58 billion for the year ended December 31, 2014. The decrease in net revenues was driven by decreases of $2.71 billion at our Macao operations and $262 million at Marina Bay Sands, primarily due to decreased casino revenues.

Casino revenues decreased $2.92 billion compared to the year ended December 31, 2014. The decrease is primarily attributable to a decrease of $2.65 billion at our Macao properties, driven by a decrease in Rolling Chip volume as demand has decreased in the VIP market, and a $260 million decrease at Marina Bay Sands, driven by a decrease in Rolling Chip win percentage. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2015	2014	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$2,533	$3,554	(28.7)%
Non-Rolling Chip drop	$7,030	$8,961	(21.5)%
Non-Rolling Chip win percentage	24.5%	25.2%	(0.7) pts
Rolling Chip volume	$31,025	$47,871	(35.2)%
Rolling Chip win percentage	3.08%	3.22%	(0.14) pts
Slot handle	$4,093	$5,565	(26.5)%
Slot hold percentage	4.8%	4.8%	—
Sands Cotai Central
Total casino revenues	$1,878	$2,801	(33.0)%
Non-Rolling Chip drop	$6,026	$7,433	(18.9)%
Non-Rolling Chip win percentage	21.5%	21.8%	(0.3) pts
Rolling Chip volume	$19,679	$46,861	(58.0)%
Rolling Chip win percentage	3.08%	3.08%	—
Slot handle	$6,128	$7,630	(19.7)%
Slot hold percentage	3.5%	3.5%	—
Four Seasons Macao
Total casino revenues	$536	$948	(43.5)%
Non-Rolling Chip drop	$1,058	$1,336	(20.8)%
Non-Rolling Chip win percentage	22.6%	24.0%	(1.4) pts
Rolling Chip volume	$13,390	$27,073	(50.5)%
Rolling Chip win percentage	3.23%	3.36%	(0.13) pts
Slot handle	$476	$830	(42.7)%
Slot hold percentage	6.1%	5.1%	1.0 pts
Sands Macao
Total casino revenues	$854	$1,149	(25.7)%
Non-Rolling Chip drop	$3,035	$3,938	(22.9)%
Non-Rolling Chip win percentage	18.4%	18.1%	0.3 pts
Rolling Chip volume	$9,608	$17,663	(45.6)%
Rolling Chip win percentage	3.36%	2.98%	0.38 pts
Slot handle	$2,737	$3,236	(15.4)%
Slot hold percentage	3.5%	3.7%	(0.2) pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$2,315	$2,575	(10.1)%
Non-Rolling Chip drop	$4,205	$4,499	(6.5)%
Non-Rolling Chip win percentage	27.0%	25.1%	1.9 pts
Rolling Chip volume	$41,149	$42,558	(3.3)%
Rolling Chip win percentage	2.79%	3.30%	(0.51) pts
Slot handle	$12,879	$12,368	4.1%
Slot hold percentage	4.5%	4.9%	(0.4) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$456	$509	(10.4)%
Table games drop	$2,080	$2,140	(2.8)%
Table games win percentage	15.9%	19.9%	(4.0) pts
Slot handle	$2,409	$2,115	13.9%
Slot hold percentage	8.1%	8.2%	(0.1) pts
Sands Bethlehem
Total casino revenues	$511	$468	9.2%
Table games drop	$1,134	$1,063	6.7%
Table games win percentage	17.9%	16.8%	1.1 pts
Slot handle	$4,274	$4,016	6.4%
Slot hold percentage	7.0%	7.0%	—

In our experience, average win percentages remain steady when measured over extended periods of time, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues decreased $70 million compared to the year ended December 31, 2014. The decrease is primarily due to decreases of $100 million at our Macao properties and $25 million at Marina Bay Sands, driven by decreased occupancy and average daily room rates, partially offset by a $53 million increase at our Las Vegas Operating Properties, driven by increased occupancy and average daily room rates. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. The following table summarizes the results of our room activity:

	Year Ended December 31,
	2015	2014	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$214	$259	(17.4)%
Occupancy rate	84.0%	91.3%	(7.3) pts
Average daily room rate	$243	$270	(10.0)%
Revenue per available room	$204	$246	(17.1)%
Sands Cotai Central
Total room revenues	$273	$321	(15.0)%
Occupancy rate	83.1%	88.5%	(5.4) pts
Average daily room rate	$157	$176	(10.8)%
Revenue per available room	$131	$156	(16.0)%
Four Seasons Macao
Total room revenues	$42	$48	(12.5)%
Occupancy rate	82.0%	87.0%	(5.0) pts
Average daily room rate	$376	$400	(6.0)%
Revenue per available room	$308	$348	(11.5)%
Sands Macao
Total room revenues	$23	$24	(4.2)%
Occupancy rate	99.3%	98.6%	0.7 pts
Average daily room rate	$220	$238	(7.6)%
Revenue per available room	$218	$235	(7.2)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$359	$384	(6.5)%
Occupancy rate	96.3%	99.0%	(2.7) pts
Average daily room rate	$404	$431	(6.3)%
Revenue per available room	$389	$427	(8.9)%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$544	$491	10.8%
Occupancy rate	91.8%	88.0%	3.8 pts
Average daily room rate	$233	$222	5.0%
Revenue per available room	$214	$196	9.2%
Sands Bethlehem
Total room revenues	$15	$13	15.4%
Occupancy rate	91.5%	83.4%	8.1 pts
Average daily room rate	$151	$146	3.4%
Revenue per available room	$138	$122	13.1%
Food and beverage revenues decreased $22 million compared to the year ended December 31, 2014. The decrease was primarily due to a $54 million decrease at our Macao properties, driven by a decrease in property visitation, partially offset by a $30 million increase at our Las Vegas Operating Properties, driven by an increase in banquet operations.

Mall revenues increased $10 million compared to the year ended December 31, 2014. The increase was primarily due to a $16 million increase at our Macao properties, driven by an increase in base rents. For further information related to the financial performance of our malls, see"— Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our mall activity:

	Year Ended December 31,
	2015	2014	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$205	$192	6.8%
Mall gross leasable area (in square feet)	780,165	771,345	1.1%
Occupancy	97.8%	93.4%	4.4 pts
Base rent per square foot	$223	$212	5.2%
Tenant sales per square foot	$1,469	$1,673	(12.2)%
Shoppes at Cotai Central(1)
Total mall revenues	$62	$57	8.8%
Mall gross leasable area (in square feet)	331,499	330,258	0.4%
Occupancy	97.9%	97.9%	—
Base rent per square foot	$153	$136	12.5%
Tenant sales per square foot	$896	$1,450	(38.2)%
Shoppes at Four Seasons
Total mall revenues	$130	$132	(1.5)%
Mall gross leasable area (in square feet)	259,394	257,963	0.6%
Occupancy	99.0%	99.2%	(0.2) pts
Base rent per square foot	$454	$418	8.6%
Tenant sales per square foot	$3,423	$5,689	(39.8)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$163	$169	(3.6)%
Mall gross leasable area (in square feet)	644,719	648,778	(0.6)%
Occupancy	95.2%	96.1%	(0.9) pts
Base rent per square foot	$214	$220	(2.7)%
Tenant sales per square foot	$1,361	$1,426	(4.6)%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$4	$4	—
Mall gross leasable area (in square feet)	151,029	151,029	—
Occupancy	95.1%	97.0%	(1.9) pts
Base rent per square foot	$21	$20	5.0%
Tenant sales per square foot	$354	$365	(3.0)%
_________________________

(1)	The third phase of the Shoppes at Cotai Central opened in June 2014. At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

Operating Expenses
The breakdown of operating expenses is as follows:

	Year Ended December 31,
	2015	2014	Percent Change
	(Dollars in millions)
Casino	$5,114	$6,705	(23.7)%
Rooms	262	257	1.9%
Food and beverage	403	393	2.5%
Mall	61	70	(12.9)%
Convention, retail and other	277	321	(13.7)%
Provision for doubtful accounts	156	187	(16.6)%
General and administrative	1,267	1,258	0.7%
Corporate	176	175	0.6%
Pre-opening	48	26	84.6%
Development	10	14	(28.6)%
Depreciation and amortization	999	1,031	(3.1)%
Amortization of leasehold interests in land	39	41	(4.9)%
Loss on disposal of assets	35	7	400.0%
Total operating expenses	$8,847	$10,485	(15.6)%
Operating expenses were $8.85 billion for the year ended December 31, 2015, a decrease of $1.64 billion compared to $10.48 billion for the year ended December 31, 2014. The decrease in operating expenses was primarily due to a decrease in casino expenses at our Macao properties.
Casino expenses decreased $1.59 billion compared to the year ended December 31, 2014. Of the decrease, $1.31 billion was due to the 39% gross win tax on decreased casino revenues at our Macao properties. The remaining decrease is primarily attributable to decreases in junket commissions, as well as the implementation of certain cost control measures at our Macao properties.
Convention, retail and other expenses decreased $44 million compared to the year ended December 31, 2014. The decrease was primarily due to decreases of $23 million and $13 million at our Macao properties and our Las Vegas Operating Properties, respectively, driven by a decrease in entertainment expenses, and a $9 million decrease in our passenger ferry service operations in Macao.
The provision for doubtful accounts was $156 million for the year ended December 31, 2015, compared to $187 million for the year ended December 31, 2014. The decrease was driven by the overall decrease in casino receivables at our Macao properties due to decreases in VIP play and junket activity. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
Pre-opening expenses were $48 million for the year ended December 31, 2015, compared to $26 million for the year ended December 31, 2014. Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the years ended December 31, 2015 and 2014, were primarily related to activities at The Parisian Macao and Sands Cotai Central, respectively. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Loss on disposal of assets was $35 million for the year ended December 31, 2015, compared to $7 million for the year ended December 31, 2014. The loss for the year ended December 31, 2015, primarily related to dispositions at our Macao properties.

Consolidated Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Year Ended December 31,
	2015	2014	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$1,079	$1,546	(30.2)%
Sands Cotai Central	652	1,001	(34.9)%
Four Seasons Macao	243	375	(35.2)%
Sands Macao	226	339	(33.3)%
Ferry Operations and Other	23	4	475.0%
	2,223	3,265	(31.9)%
Marina Bay Sands	1,506	1,723	(12.6)%
United States:
Las Vegas Operating Properties	305	314	(2.9)%
Sands Bethlehem	136	120	13.3%
	441	434	1.6%
Consolidated adjusted property EBITDA	$4,170	$5,422	(23.1)%
Adjusted property EBITDA at our Macao operations decreased $1.04 billion compared to the year ended December 31, 2014. As previously described, the decrease was primarily due to the decrease in casino operations, driven by decreased demand in the VIP market.
Adjusted property EBITDA at Marina Bay Sands decreased $217 million compared to the year ended December 31, 2014. As previously described, the decrease was primarily due to the decrease in casino operations, as well as a $90 million tax refund received in December 2014 related to the settlement of taxes assessed and paid for the years 2010 through 2014.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $9 million compared to the year ended December 31, 2014. The decrease was primarily due to the decrease in casino operations, partially offset by increases in our non-gaming operations, primarily rooms and food and beverage.
Adjusted property EBITDA at Sands Bethlehem increased $16 million compared to the year ended December 31, 2014. The increase was primarily due to a $45 million increase in net revenues, driven by an increase in casino revenues, partially offset by an increase in the associated operating expenses.

Interest Expense
The following table summarizes information related to interest expense:

	Year Ended December 31,
	2015	2014
	(Dollars in millions)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$278	$268
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	15	15
Less — capitalized interest	(28)	(9)
Interest expense, net	$265	$274
Cash paid for interest	$239	$216
Weighted average total debt balance	$9,429	$9,992
Weighted average interest rate	2.9%	2.7%
Interest cost increased $10 million compared to the year ended December 31, 2014, resulting from a slight increase in our weighted average interest rate, partially offset by a decrease in our weighted average debt balance. Capitalized interest increased $19 million compared to the year ended December 31, 2014, primarily related to the construction of The Parisian Macao.
Other Factors Effecting Earnings
Other income was $31 million for the year ended December 31, 2015, compared to $2 million for the year ended December 31, 2014. The amounts in both periods were primarily due to foreign exchange gains.
The loss on modification or early retirement of debt was $20 million for the year ended December 31, 2014, and was primarily due to an $18 million loss related to the amendment of our 2011 VML Credit Facility in March 2014 (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-term Debt — 2011 VML Credit Facility”).
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
The net income attributable to our noncontrolling interests was $420 million for the year ended December 31, 2015, compared to $747 million for the year ended December 31, 2014. These amounts are primarily related to the noncontrolling interest of SCL.

Additional Information Regarding our Retail Mall Operations
The following tables summarize the results of our mall operations for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian(1)	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(2)	Total
For the year ended December 31, 2016
Mall revenues:
Minimum rents(3)	$167	$114	$44	$17	$123	$2	$467
Overage rents	10	3	4	—	16	2	35
CAM, levies and direct recoveries	32	10	14	6	27	—	89
Total mall revenues	209	127	62	23	166	4	591
Mall operating expenses:
Common area maintenance	15	5	6	2	16	1	45
Marketing and other direct operating expenses	5	3	2	2	6	1	19
Mall operating expenses	20	8	8	4	22	2	64
Property taxes(4)	—	—	—	—	5	1	6
Provision for doubtful accounts	3	—	—	—	2	—	5
Mall-related expenses(5)	$23	$8	$8	$4	$29	$3	$75
For the year ended December 31, 2015
Mall revenues:
Minimum rents(3)	$153	$110	$43	$—	$120	$1	$427
Overage rents	22	10	6	—	15	3	56
CAM, levies and direct recoveries	30	10	13	—	28	—	81
Total mall revenues	205	130	62	—	163	4	564
Mall operating expenses:
Common area maintenance	15	6	6	—	18	1	46
Marketing and other direct operating expenses	5	1	2	—	6	1	15
Mall operating expenses	20	7	8	—	24	2	61
Property taxes(4)	—	—	—	—	5	1	6
Mall-related expenses(5)	$20	$7	$8	$—	$29	$3	$67
For the year ended December 31, 2014
Mall revenues:
Minimum rents(3)	$131	$87	$32	$—	$122	$2	$374
Overage rents	34	37	14	—	17	2	104
CAM, levies and direct recoveries	27	8	11	—	30	—	76
Total mall revenues	192	132	57	—	169	4	554
Mall operating expenses:
Common area maintenance	18	6	6	—	25	1	56
Marketing and other direct operating expenses	6	2	2	—	3	1	14
Mall operating expenses	24	8	8	—	28	2	70
Property taxes(4)	(1)	—	—	—	(2)	1	(2)
Provision for doubtful accounts	—	—	—	—	1	—	1
Mall-related expenses(5)	$23	$8	$8	$—	$27	$3	$69
____________________

(1)	The Shoppes at Parisian opened in September 2016.

(2)	Revenues from CAM, levies and direct recoveries are included in minimum rents for The Outlets at Sands Bethlehem.

(3)	Minimum rents include base rents and straight-line adjustments of base rents.

(4)
Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. Each property is also eligible to obtain an additional six-year exemption, provided certain qualifications are met. To date, The Venetian Macao and the Four Seasons Macao have obtained the second exemption, extending the property tax exemption to August 2019 and August 2020, respectively. During the year ended December 31, 2014, the Company reversed $3 million of previously recognized property taxes for The Venetian Macao. Additionally, as previously described, Marina Bay Sands received a $90 million property tax refund in December 2014, of which $9 million related to the mall.

(5)
Mall-related expenses consist of CAM, marketing fees and other direct operating expenses, property taxes and provision for doubtful accounts, but excludes depreciation and amortization and general and administrative costs.

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
Development Projects
As our integrated resorts mature, we will continue to reinvest in our portfolio of properties to maintain our high quality products and remain competitive in the markets in which we operate. We are constantly evaluating opportunities to improve our product offerings, such as refreshing our meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and our gaming areas, as well as other revenue generating additions to our integrated resorts.
Macao
As of December 31, 2016, we have capitalized an aggregate of $12.44 billion in construction costs and land premiums for our Cotai Strip developments, which include The Venetian Macao, Sands Cotai Central, The Parisian Macao and Four Seasons Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations.
Four Seasons Macao
The Four Seasons Macao will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. We have completed the structural work of the Four Season Apartments and are advancing our plans with the intention to monetize the units within the Four Season Apartments, subject to Macao government approval.
Sands Cotai Central
We have completed the structural work on the remainder of the fourth tower of Sands Cotai Central, an apart-hotel wing that consists of approximately 1.0 million square feet of St. Regis-serviced and -branded luxury apart-hotel units and common areas, with the intention of monetization of the units within the St. Regis tower, subject to Macao government approval. Upon completion of the integrated resort, Sands Cotai Central will consist of a 13.7 million-square-foot, 6,400-room complex featuring rooms, suites and apart-hotel units, approximately 800,000 square feet of retail, entertainment and dining space, over 550,000 square feet of meeting facilities and a multipurpose theater.

United States
We were constructing the Las Vegas Condo Tower, located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. In 2008, we suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We continue to evaluate the highest return opportunity for the project and intend to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, we could record a charge for some portion of the $123 million in capitalized construction costs as of December 31, 2016.
Other
We continue to pursue new development opportunities globally.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net cash generated from operating activities	$4,043	$3,450	$4,833
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(2)	(1)	—
Capital expenditures	(1,398)	(1,529)	(1,179)
Proceeds from disposal of property and equipment	5	2	2
Acquisition of intangible assets	(47)	—	—
Net cash used in investing activities	(1,442)	(1,528)	(1,177)
Cash flows from financing activities:
Proceeds from exercise of stock options	17	17	56
Excess tax benefits from stock-based compensation	1	9	4
Repurchase of common stock	—	(205)	(1,677)
Dividends paid	(2,909)	(2,693)	(2,387)
Distributions to noncontrolling interests	(15)	(14)	(10)
Proceeds from long-term debt	2,296	2,089	2,498
Repayments of long-term debt	(1,987)	(2,398)	(2,117)
Payments of deferred financing costs	(33)	(12)	(88)
Net cash used in financing activities	(2,630)	(3,207)	(3,721)
Effect of exchange rate on cash	(22)	(42)	(29)
Decrease in cash and cash equivalents	(51)	(1,327)	(94)
Cash and cash equivalents at beginning of year	2,179	3,506	3,600
Cash and cash equivalents at end of year	$2,128	$2,179	$3,506
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis. Slot machine play is primarily conducted on a cash basis. The retail hotel rooms business is generally conducted on a cash basis, the group hotel rooms business is conducted on a cash and credit basis, and banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. For the year ended December 31, 2016, net cash generated from operating activities increased $593 million compared to the year ended December 31, 2015. The increase was primarily attributable to changes in our working capital accounts, consisting primarily of changes in accounts receivable and other accrued liabilities, partially offset by the decrease in net income. For the year ended December 31, 2015, net cash generated from operating activities decreased $1.38 billion compared to the year ended December 31, 2014. The decrease was primarily attributable to the decrease in operating cash flows generated from our Macao operations.

Cash Flows — Investing Activities
Capital expenditures for the year ended December 31, 2016, totaled $1.40 billion, including $1.19 billion for construction and development activities in Macao, which consisted primarily of $925 million for The Parisian Macao and $128 million for Sands Cotai Central; $92 million at our Las Vegas Operating Properties; $83 million in Singapore; and $38 million for corporate and other activities. Additionally, during the year ended December 31, 2016, we paid SGD 66 million (approximately $47 million at exchange rates in effect at the time of the transaction) to renew our Singapore gaming license for a three-year term.
Capital expenditures for the year ended December 31, 2015, totaled $1.53 billion, including $1.29 billion for construction and development activities in Macao, which consisted primarily of $767 million for The Parisian Macao and $403 million for Sands Cotai Central; $130 million in Singapore; $78 million at our Las Vegas Operating Properties; and $29 million for corporate and other activities.
Capital expenditures for the year ended December 31, 2014, totaled $1.18 billion, including $946 million for construction and development activities in Macao, which consisted primarily of $391 million for The Parisian Macao and $346 million for Sands Cotai Central; $109 million at our Las Vegas Operating Properties; $80 million in Singapore; and $44 million for corporate and other activities.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $2.63 billion for the year ended December 31, 2016, which was primarily attributable to $2.91 billion in dividend payments, partially offset by net proceeds of $309 million from our various credit facilities.
Net cash flows used in financing activities were $3.21 billion for the year ended December 31, 2015, which was primarily attributable to $2.69 billion in dividend payments, a net repayment of $413 million on our 2013 U.S. Credit Facility and $205 million in common stock repurchases, partially offset by net proceeds of $179 million on our 2011 VML Credit Facility.
Net cash flows used in financing activities were $3.72 billion for the year ended December 31, 2014, which was primarily attributable to $2.39 billion in dividend payments and $1.68 billion in common stock repurchases, partially offset by net proceeds of $430 million from our 2013 U.S. Revolving Facility.
As of December 31, 2016, we had $3.46 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of letters of credit.
Capital Financing Overview
We fund our development projects primarily through borrowings from our credit facilities (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-term Debt”) and operating cash flows.
Our U.S., Macao and Singapore credit facilities, as amended, contain various financial covenants. The U.S. credit facility requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent that any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ending December 31, 2016 through June 30, 2017, and then decreases to, and remains at, 3.5x for all quarterly periods thereafter through maturity. Our Singapore credit facility requires our Marina Bay Sands operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ending December 31, 2016 through September 30, 2019, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of December 31, 2016, our U.S., Macao and Singapore leverage ratios, as defined per the respective credit facility agreements, were 0.8x, 2.0x and 2.4x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 4.0x and 3.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. A default under the U.S. credit facility would trigger a cross-default under our airplane financings. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $2.13 billion and restricted cash and cash equivalents of approximately $10 million as of December 31, 2016, of which approximately $1.73 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.73 billion, approximately $1.34 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $3.46 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit, as of December 31, 2016, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.
In June 2016, we entered into an agreement to amend our 2011 VML Credit Facility, which became effective in August 2016. This agreement extended the maturity of a portion of the term loans under the facility to May 2022 and provided for additional term loan commitments of $1.0 billion (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-term Debt — 2016 VML Credit Facility”). In August and December 2016, we entered into agreements to amend our 2013 U.S. Credit Facility, which extended the maturity of a portion of the revolving credit commitments under the facility to September 2020 and to lower the applicable margin credit spread for borrowings under the term loans (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-term Debt — 2013 U.S. Credit Facility”). During the year ended December 31, 2016, we had net borrowings of $999 million on our Macao credit facilities and made net repayments of $594 million on our 2013 Extended U.S. Revolving Facility.
During the year ended December 31, 2016, we paid a quarterly dividend of $0.72 per common share and recorded $2.29 billion as a distribution against retained earnings. During the year ended December 31, 2015, we paid a quarterly dividend of $0.65 per common share and recorded $2.07 billion as a distribution against retained earnings. During the year ended December 31, 2014, we paid a quarterly dividend of $0.50 per common share and recorded $1.61 billion as a distribution against retained earnings. In January 2017, our Board of Directors declared a quarterly dividend of $0.73 per common share (a total estimated to be approximately $580 million) to be paid on March 31, 2017, to shareholders of record on March 23, 2017. We expect this level of dividend to continue quarterly through the remainder of 2017. Our Board of Directors will continually assess the level and appropriateness of any cash dividends.
On February 26 and June 24, 2016, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which we retained $1.45 billion). On February 27 and July 15, 2015, SCL paid a dividend of HKD 0.99 and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which we retained $1.45 billion). On February 26, 2014, SCL paid a dividend of HKD 0.87 per share and a special dividend of HKD 0.77 per share, and, on June 30, 2014, paid a dividend of HKD 0.86 per share to SCL shareholders (a total of $2.60 billion, of which we retained $1.82 billion). In January 2017, the Board of Directors of SCL declared a dividend of HKD 0.99 per share (a total of $1.03 billion, of which we retained $722 million) to SCL shareholders of record on February 8, 2017, which was paid on February 24, 2017.
In June 2013, our Board of Directors approved a stock repurchase program with an initial authorization of $2.0 billion, which expired in June 2015, but was substantially completed during the year ended December 31, 2014. In October 2014, our Board of Directors authorized the repurchase of an additional $2.0 billion of our outstanding common stock, which expired in October 2016. In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of our outstanding common stock, which expires in November 2018. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions. During the year ended December 31, 2016, we repurchased no shares. During the years ended December 31, 2015 and 2014, we repurchased 4,383,793 and 22,406,655 shares, respectively, of our common stock for $205 million and $1.66 billion, respectively, (including commissions) under our previous programs. All share repurchases of our common stock have been recorded as treasury stock.
Aggregate Indebtedness and Other Known Contractual Obligations
Our total long-term indebtedness and other known contractual obligations are summarized below as of December 31, 2016:

	Payments Due by Period(6)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In millions)
Long-Term Debt Obligations(1)
2013 U.S. Credit Facility	$23	$45	$2,151	$—	$2,219
2016 VML Credit Facility	20	158	1,945	2,265	4,388
2012 Singapore Credit Facility	64	1,257	1,719	—	3,040
Other	60	16	2	—	78
Fixed Interest Payments	1	2	—	—	3
Variable Interest Payments(2)	254	487	276	21	1,038
Contractual Obligations
Macao Annual Premium(3)	41	82	82	21	226
Mall Deposits(4)	38	48	27	5	118
Operating Leases and Other(5)	37	43	35	257	372
Total	$538	$2,138	$6,237	$2,569	$11,482
_______________________

(1)	See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt” for further details on these financing transactions.

(2)
Based on the 1-month rates as of December 31, 2016, London Inter-Bank Offered Rate (“LIBOR”) of 0.8%, Hong Kong Inter-Bank Offered Rate (“HIBOR”) of 0.7% and Singapore Swap Offer Rate (“SOR”) of 0.9% plus the applicable interest rate spread in accordance with the respective debt agreements.

(3)
In addition to the 39% gross gaming win tax in Macao (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual premium with a fixed portion and a variable portion, which is based on the number and type of gaming tables and gaming machines we operate. Based on the gaming tables and gaming machines in operation as of December 31, 2016, the annual premium payable to the Macao government is approximately $41 million through the termination of the gaming subconcession in June 2022.

(4)	Mall deposits consist of refundable security deposits received from mall tenants.

(5)
We are party to certain operating leases for real estate, various equipment and service arrangements, which primarily include $133 million related to a 99-year lease agreement (87 years remaining) for a parking structure located adjacent to The Venetian Las Vegas, $104 million related to certain leaseback agreements related to the sales of The Grand Canal Shoppes and The Shoppes at the Palazzo, and $86 million related to long-term land leases of 25 years with automatic extensions at our option of 10 years thereafter in accordance with Macao law.

(6)
As of December 31, 2016, we had a $16 million liability related to unrecognized tax benefits; we do not expect this liability to result in a payment of cash within the next 12 months. We are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions; therefore, such amounts are not included in the table.

Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than interest rate caps and foreign currency forward contracts.
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

•
our leverage, debt service and debt covenant compliance, including the pledge of our assets (other than our equity interests in our subsidiaries) as security for our indebtedness and ability to refinance our debt obligations as they come due or to obtain sufficient funding for the remainder of our planned, or any future, development projects;

•	fluctuations in currency exchange rates;

•	increased competition for labor and materials due to other planned construction projects in Macao and quota limits on the hiring of foreign workers;

•
our ability to obtain required visas and work permits for management and employees from outside countries to work in Macao, and our ability to compete for the managers and employees with the skills required to perform the services we offer at our properties;

•	new developments, construction projects and ventures, including the completion of our Cotai Strip developments;

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
Allowance for Doubtful Casino Accounts
We maintain an allowance, or reserve, for doubtful casino accounts at our operating casino resorts in Macao, Singapore and the U.S., which we regularly evaluate. We specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we apply standard reserve percentages to aged account balances under the specified dollar amount. We also monitor regional and global economic conditions and forecasts in our evaluation of the adequacy of the recorded reserves. Credit or marker play was 16.4%, 28.6% and 59.6% of table games play at our Macao properties, Marina Bay Sands and Las Vegas Operating Properties, respectively, during the year ended December 31, 2016. Our table games play in Pennsylvania is primarily conducted on a cash basis. Our allowance for doubtful casino accounts was 47.7% and 36.4% of gross casino receivables as of December 31, 2016 and 2015, respectively. The credit extended to our junkets can be offset by the commissions payable to said junkets, which is considered in the establishment of the allowance for doubtful accounts. Our allowance for doubtful accounts from our hotel and other receivables is not material.
Litigation Accrual
We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions based on all relevant facts and circumstances currently available and include such accruals in other accrued liabilities in the consolidated balance sheets when it is determined that such contingencies are both probable and reasonably estimable.
Property and Equipment
At December 31, 2016, we had net property and equipment of $15.90 billion, representing 77.7% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations, such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets.
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
Indefinite Useful Life Assets
As of December 31, 2016, we had a $50 million asset related to our Sands Bethlehem gaming license and a $17 million asset related to our Sands Bethlehem table games certificate, both of which were determined to have indefinite useful lives. Assets with indefinite useful lives are assessed regularly to ensure they continue to meet the indefinite useful life criteria. These assets are not subject to amortization and are tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. When performing our impairment analysis, we may first conduct a qualitative assessment to determine whether we believe it is “more-likely-than-not” that the asset is impaired. If we elect to perform a qualitative assessment and we determine it is “more-likely-than-not” that the asset is impaired after assessing the qualitative factors, we then perform an impairment test that consists of a comparison of the fair value of the asset with its carrying amount. If the fair value of the asset exceeds the carrying amount, no impairment is recognized. If the fair value of the asset does not exceed the carrying amount, an impairment will be recognized in an amount equal to the difference.
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
During the years ended December 31, 2016 and 2015, we recorded stock-based compensation expense of $35 million and $46 million, respectively. As of December 31, 2016, under the LVSC 2004 Plan there was $33 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested stock options and there was $1 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested restricted stock and stock units. The stock option and restricted stock and stock unit costs are expected to be recognized over a weighted average period of 3.1 years and 0.8 years, respectively.

As of December 31, 2016, under the SCL Equity Plan there was $15 million of unrecognized compensation cost, net of estimated forfeitures of 11.3% per year, related to unvested stock options and there was $2 million of unrecognized compensation cost related to unvested restricted stock units. The stock option and restricted stock unit costs are expected to be recognized over a weighted average period of 2.9 years and 1.0 years, respectively.
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
We recorded a valuation allowance on the net deferred tax assets of certain foreign jurisdictions of $234 million and $196 million, as of December 31, 2016 and 2015, respectively, and a valuation allowance on certain net deferred tax assets of our U.S. operations of $3.96 billion and $3.11 billion as of December 31, 2016 and 2015, respectively. Management will reassess the realization of deferred tax assets based on the applicable accounting standards for income taxes each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that the deferred tax assets are realizable, we will be able to reduce the valuation allowance in the period such determination is made as appropriate.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the tax treatment is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is “more-likely-than-not” that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We recorded unrecognized tax benefits of $74 million and $65 million as of December 31, 2016 and 2015, respectively. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may be different.
Our major tax jurisdictions are the U.S., Macao, and Singapore. We are subject to examination for years beginning 2010 in the U.S. and for years beginning 2012 in Macao and Singapore. In November 2016, the Inland Revenue Authority of Singapore completed a compliance review of the Marina Bay Sands tax returns for tax years 2010 through 2012.
Recent Accounting Pronouncements
See related disclosure at “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies.”
ITEM 7A. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt and foreign currency exchange rate risk associated with our operations outside the United States, which we may manage through the use of interest rate swaps, futures, options, caps, forward contracts and similar instruments. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. Our derivative financial instruments currently consist exclusively of foreign currency forward contracts, none of which have been designated as hedging instruments for accounting purposes.
To manage exposure to counterparty credit risk in foreign currency forward contracts, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank group providing our credit facilities, which management believes further minimizes the risk of nonperformance.
As of December 31, 2016, the estimated fair value of our long-term debt was approximately $9.58 billion, compared to its carrying value of $9.70 billion. The estimated fair value of our long-term debt is based on level 2 inputs (quoted prices in markets that are not active). As our long-term debt obligations are primarily variable-rate debt, a change in LIBOR, HIBOR and SOR is not expected to have a material impact on the fair value of our long-term debt. Based on variable-rate debt levels as of December 31, 2016, a hypothetical 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change by approximately $97 million.
Foreign currency transaction gains for the year ended December 31, 2016 were $20 million primarily due to Singapore dollar denominated intercompany debt held in the U.S. and U.S. dollar denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of December 31, 2016, a hypothetical 10% strengthening or weakening of the U.S. dollar against the SGD would cause a foreign currency transaction gain of approximately $61 million or a loss of approximately $74 million and a hypothetical 100 basis point change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $17 million. We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations. Additionally, we manage a portion of our exposure to currency fluctuations with our foreign currency forward contracts. As of December 31, 2016, we had 18 foreign currency forward contracts with a total notional value of $427 million and contract expirations through December 2017, and a total asset fair value of $12 million. As of December 31, 2016, a hypothetical unfavorable 10% change in the U.S. dollar/SGD exchange rate would have increased our unrealized loss by approximately $44 million.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Las Vegas Sands Corp.

We have audited the accompanying consolidated balance sheets of Las Vegas Sands Corp. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Las Vegas Sands Corp. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Las Vegas Sands Corp.

We have audited the internal control over financial reporting of Las Vegas Sands Corp. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 24, 2017

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,128	$2,179
Restricted cash and cash equivalents	10	8
Accounts receivable, net	776	1,268
Inventories	46	43
Prepaid expenses and other	138	111
Total current assets	3,098	3,609
Property and equipment, net	15,903	15,732
Deferred income taxes, net	—	24
Leasehold interests in land, net	1,210	1,262
Intangible assets, net	103	71
Other assets, net	155	165
Total assets	$20,469	$20,863
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$128	$111
Construction payables	384	364
Other accrued liabilities	1,935	1,696
Income taxes payable	192	198
Current maturities of long-term debt	167	95
Total current liabilities	2,806	2,464
Other long-term liabilities	126	113
Deferred income taxes	200	202
Deferred proceeds from sale of The Shoppes at The Palazzo	268	268
Deferred gain on sale of The Grand Canal Shoppes	32	35
Deferred rent from mall sale transactions	113	114
Long-term debt	9,428	9,249
Total liabilities	12,973	12,445
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.001 par value, 1,000 shares authorized, 830 shares issued and 795 shares outstanding	1	1
Treasury stock, at cost, 35 shares	(2,443)	(2,443)
Capital in excess of par value	6,516	6,485
Accumulated other comprehensive loss	(119)	(66)
Retained earnings	2,222	2,840
Total Las Vegas Sands Corp. stockholders’ equity	6,177	6,817
Noncontrolling interests	1,319	1,601
Total equity	7,496	8,418
Total liabilities and equity	$20,469	$20,863
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(In millions, except per share data)
Revenues:
Casino	$8,771	$9,083	$12,004
Rooms	1,527	1,470	1,540
Food and beverage	774	757	779
Mall	591	564	554
Convention, retail and other	533	540	549
	12,196	12,414	15,426
Less — promotional allowances	(786)	(726)	(842)
Net revenues	11,410	11,688	14,584
Operating expenses:
Casino	4,838	5,114	6,705
Rooms	262	262	257
Food and beverage	421	403	393
Mall	64	61	70
Convention, retail and other	252	277	321
Provision for doubtful accounts	173	156	187
General and administrative	1,284	1,267	1,258
Corporate	256	176	175
Pre-opening	130	48	26
Development	9	10	14
Depreciation and amortization	1,111	999	1,031
Amortization of leasehold interests in land	38	39	41
Loss on disposal or impairment of assets	79	35	7
	8,917	8,847	10,485
Operating income	2,493	2,841	4,099
Other income (expense):
Interest income	10	15	26
Interest expense, net of amounts capitalized	(274)	(265)	(274)
Other income	31	31	2
Loss on modification or early retirement of debt	(5)	—	(20)
Income before income taxes	2,255	2,622	3,833
Income tax expense	(239)	(236)	(245)
Net income	2,016	2,386	3,588
Net income attributable to noncontrolling interests	(346)	(420)	(747)
Net income attributable to Las Vegas Sands Corp.	$1,670	$1,966	$2,841
Earnings per share:
Basic	$2.10	$2.47	$3.52
Diluted	$2.10	$2.47	$3.52
Weighted average shares outstanding:
Basic	795	797	806
Diluted	795	798	808
Dividends declared per common share	$2.88	$2.60	$2.00
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net income	$2,016	$2,386	$3,588
Currency translation adjustment, net of reclassification adjustment and before and after tax	(54)	(141)	(99)
Total comprehensive income	1,962	2,245	3,489
Comprehensive income attributable to noncontrolling interests	(345)	(421)	(746)
Comprehensive income attributable to Las Vegas Sands Corp.	$1,617	$1,824	$2,743
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders' Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
	(In millions)
Balance at January 1, 2014	$1	$(571)	$6,348	$174	$1,713	$1,835	$9,500
Net income	—	—	—	—	2,841	747	3,588
Currency translation adjustment	—	—	—	(98)	—	(1)	(99)
Exercise of stock options	—	—	50	—	—	6	56
Tax shortfall from stock-based compensation	—	—	(12)	—	—	—	(12)
Stock-based compensation	—	—	43	—	—	6	49
Repurchase of common stock	—	(1,667)	—	—	—	—	(1,667)
Dividends declared	—	—	—	—	(1,608)	(776)	(2,384)
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Balance at December 31, 2014	1	(2,238)	6,429	76	2,946	1,807	9,021
Net income	—	—	—	—	1,966	420	2,386
Currency translation adjustment, net of reclassification adjustment	—	—	—	(142)	—	1	(141)
Exercise of stock options	—	—	15	—	—	2	17
Tax benefit from stock-based compensation	—	—	5	—	—	—	5
Conversion of equity awards to liability awards	—	—	(5)	—	—	(2)	(7)
Stock-based compensation	—	—	41	—	—	6	47
Repurchase of common stock	—	(205)	—	—	—	—	(205)
Dividends declared	—	—	—	—	(2,072)	(619)	(2,691)
Distributions to noncontrolling interests	—	—	—	—	—	(14)	(14)
Balance at December 31, 2015	1	(2,443)	6,485	(66)	2,840	1,601	8,418
Net income	—	—	—	—	1,670	346	2,016
Currency translation adjustment	—	—	—	(53)	—	(1)	(54)
Exercise of stock options	—	—	14	—	—	3	17
Tax shortfall from stock-based compensation	—	—	(11)	—	—	—	(11)
Conversion of equity awards to liability awards	—	—	(1)	—	—	(1)	(2)
Stock-based compensation	—	—	29	—	—	5	34
Dividends declared	—	—	—	—	(2,288)	(619)	(2,907)
Distributions to noncontrolling interests	—	—	—	—	—	(15)	(15)
Balance at December 31, 2016	$1	$(2,443)	$6,516	$(119)	$2,222	$1,319	$7,496
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash flows from operating activities:
Net income	$2,016	$2,386	$3,588
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	1,111	999	1,031
Amortization of leasehold interests in land	38	39	41
Amortization of deferred financing costs and original issue discount	44	44	51
Amortization of deferred gain on and rent from mall sale transactions	(4)	(4)	(4)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	—	1	1
Non-cash loss on modification or early retirement of debt	2	—	15
Loss on disposal or impairment of assets	79	35	7
Stock-based compensation expense	34	46	48
Provision for doubtful accounts	173	156	187
Foreign exchange gain	(21)	(21)	(12)
Excess tax benefits from stock-based compensation	(1)	(9)	(4)
Deferred income taxes	24	19	(3)
Changes in operating assets and liabilities:
Accounts receivable	319	49	37
Other assets	(36)	6	(30)
Accounts payable	19	(1)	(5)
Other liabilities	246	(295)	(115)
Net cash generated from operating activities	4,043	3,450	4,833
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(2)	(1)	—
Capital expenditures	(1,398)	(1,529)	(1,179)
Proceeds from disposal of property and equipment	5	2	2
Acquisition of intangible assets	(47)	—	—
Net cash used in investing activities	(1,442)	(1,528)	(1,177)
Cash flows from financing activities:
Proceeds from exercise of stock options	17	17	56
Excess tax benefits from stock-based compensation	1	9	4
Repurchase of common stock	—	(205)	(1,677)
Dividends paid	(2,909)	(2,693)	(2,387)
Distributions to noncontrolling interests	(15)	(14)	(10)
Proceeds from long-term debt (Note 8)	2,296	2,089	2,498
Repayments of long-term debt (Note 8)	(1,987)	(2,398)	(2,117)
Payments of deferred financing costs	(33)	(12)	(88)
Net cash used in financing activities	(2,630)	(3,207)	(3,721)
Effect of exchange rate on cash	(22)	(42)	(29)
Decrease in cash and cash equivalents	(51)	(1,327)	(94)
Cash and cash equivalents at beginning of year	2,179	3,506	3,600
Cash and cash equivalents at end of year	$2,128	$2,179	$3,506

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$214	$212	$207
Cash payments for taxes, net of refunds	$204	$226	$188
Changes in construction payables	$20	$93	$29
Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$—	$—	$1
Change in dividends payable included in other accrued liabilities	$(1)	$(2)	$(2)
Change in common stock repurchase payable included in other accrued liabilities	$—	$—	$(9)
Property and equipment acquired under capital lease	$6	$1	$—
Conversion of equity awards to liability awards	$2	$7	$—
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
Operations
Macao
The Company currently owns 70.1% of SCL, which includes the operations of The Venetian Macao Resort Hotel ("The Venetian Macao"), Sands Cotai Central, The Parisian Macao, Four Seasons Hotel Macao, Cotai Strip (the “Four Seasons Hotel Macao”) and the Plaza Casino (together with the Four Seasons Hotel Macao, the "Four Seasons Macao"), Sands Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession agreement, which expires in June 2022.
The Company owns and operates The Venetian Macao, which anchors the Cotai Strip, the Company’s master-planned development of integrated resort properties on an area of approximately 140 acres in Macao. The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 374,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; a mall with retail and dining space of approximately 918,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.
The Company owns the Sands Cotai Central, an integrated resort situated across the street from The Venetian Macao, The Parisian Macao and Four Seasons Macao. The Sands Cotai Central opened in phases, beginning in April 2012. The property features four hotel towers: the first hotel tower, consisting of approximately 650 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; the second hotel tower, consisting of approximately 1,850 rooms and suites under the Sheraton brand; the third hotel tower, consisting of approximately 2,100 rooms and suites under the Sheraton brand; and the fourth hotel tower, consisting of approximately 400 rooms and suites under the St. Regis brand. Within Sands Cotai Central, the Company also owns and currently operates approximately 367,000 square feet of gaming space, approximately 369,000 square feet of meeting space and approximately 407,000 square feet of retail space, as well as entertainment and dining facilities.
On September 13, 2016, the Company opened The Parisian Macao, an integrated resort connected to The Venetian Macao and Four Seasons Macao, which includes a 253,000 square foot casino. The Parisian Macao also features approximately 3,000 rooms and suites; approximately 300,000 square feet of retail and dining space; a meeting room complex of approximately 63,000 square feet; and a 1,200-seat theater. During the years ended December 31, 2016, 2015 and 2014, the Company recorded pre-opening costs at The Parisian Macao of $126 million, $22 million and $13 million, respectively.
The Company owns the Four Seasons Hotel Macao, which features 360 rooms and suites managed and operated by Four Seasons Hotels Inc. and is located adjacent and connected to The Venetian Macao. Connected to the Four Seasons Hotel Macao, the Company owns and operates the Plaza Casino, which features approximately 105,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 259,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities.
The Company owns and operates the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao offers approximately 213,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.

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
United States
Las Vegas
The Company owns and operates The Venetian Resort Hotel Casino (“The Venetian Las Vegas”), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino (“The Palazzo”), a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the “Sands Expo Center,” together with The Venetian Las Vegas and The Palazzo, the "Las Vegas Operating Properties"). The Las Vegas Operating Properties, situated on the Las Vegas Strip, is an integrated resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; and the Grand Canal Shoppes, which consist of two enclosed retail, dining and entertainment complexes that were sold to GGP Limited Partnership (“GGP,” see “— Note 12 — Mall Activities”).
Pennsylvania
The Company owns and operates the Sands Casino Resort Bethlehem (the “Sands Bethlehem”), a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem features approximately 145,000 square feet of gaming space; a hotel tower with 282 rooms; a 150,000-square-foot retail facility; an arts and cultural center; and a 50,000-square-foot multipurpose event center. The Company owns 86% of the economic interest in the gaming, hotel and entertainment portion of the property through its ownership interest in Sands Bethworks Gaming LLC and approximately 35% of the economic interest in the retail portion of the property through its ownership interest in Sands Bethworks Retail LLC.
Development Projects
As the Company's integrated resorts mature, the Company will continue to reinvest in its portfolio of properties to maintain its high quality products and remain competitive in the markets in which it operates. The Company is constantly evaluating opportunities to improve its product offerings, such as refreshing its meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and its gaming areas, as well as other revenue generating additions to the Company's integrated resorts.
Macao
Four Seasons Macao
The Four Seasons Macao will also feature the Four Seasons Apartment Hotel Macao, Cotai Strip (the “Four Seasons Apartments”), an apart-hotel tower that consists of approximately 1.0 million square feet of Four Seasons-serviced and -branded luxury apart-hotel units and common areas. The Company has completed the structural work of the tower and is advancing its plans with the intention to monetize the units within the Four Seasons Apartments, subject to Macao government approval.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Sands Cotai Central
The Company has completed the structural work of the remainder of the fourth tower of Sands Cotai Central, an apart-hotel wing that consists of approximately 1.0 million square feet of St. Regis-serviced and -branded luxury apart-hotel units and common areas, with the intention of monetization of the units within the St. Regis tower, subject to Macao government approval. Upon completion of the integrated resort, Sands Cotai Central will consist of a 13.7 million-square-foot, 6,400-room complex featuring rooms, suites and apart-hotel units, approximately 800,000 square feet of retail, entertainment and dining space, over 550,000 square feet of meeting facilities and a multipurpose theater.
United States
The Company was constructing a high-rise residential condominium tower (the “Las Vegas Condo Tower”), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. In 2008, the Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company continues to evaluate the highest return opportunity for the project and intends to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, the Company could record a charge for some portion of the $123 million in capitalized construction costs (net of depreciation) as of December 31, 2016.
Other
The Company continues to pursue new development opportunities globally.
Capital Financing Overview
The Company funds its development projects primarily through borrowings under its credit facilities and operating cash flows.
The Company held unrestricted cash and cash equivalents of $2.13 billion and restricted cash and cash equivalents of $10 million as of December 31, 2016. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. The Company may elect to arrange additional financing to fund the remainder of its planned, and any future, development projects. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. In June 2016, the Company entered into an agreement to amend its Macao credit facility, which became effective in August 2016. This agreement extended the maturity of a portion of the term loans under the facility to May 2022 and provides for additional term loan commitments of $1.0 billion (see "— Note 8 — Long-Term Debt — 2016 VML Credit Facility”). In August and December 2016, the Company entered into agreements to amend its U.S. credit facility, which extended the maturity of a portion of the revolving credit commitments under the facility to September 2020 and lowered the applicable margin credit spread for borrowings under the term loans (see "— Note 8 — Long-Term Debt — 2013 U.S. Credit Facility).
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
As of December 31, 2016 and 2015, the Company’s joint ventures had total assets of $79 million and total liabilities of $173 million and $148 million, respectively. Total liabilities of the Company's joint ventures included intercompany balances of $171 million and $146 million as of December 31, 2016 and 2015, respectively.
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
Inventories
Inventories consist primarily of food, beverage, retail products and operating supplies, which are stated at the lower of cost or market. Cost is determined by the weighted average and specific identification methods.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization, and accumulated impairment losses, if any. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, which do not exceed the lease term for leasehold improvements, as follows:

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the year ended December 31, 2016, the Company recognized a loss on disposal or impairment of assets of $79 million, consisting primarily of a $49 million write-off of costs related to the Las Vegas Condo Tower, as well as other asset dispositions at the Company's operating properties. During the years ended December 31, 2015 and 2014, the Company recognized a loss on disposal or impairment of assets of $35 million and $7 million, respectively.
Capitalized Interest and Internal Costs
Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2016, 2015 and 2014, the Company capitalized interest expense of $34 million, $27 million and $9 million, respectively.
During the years ended December 31, 2016, 2015 and 2014, the Company capitalized approximately $29 million, $31 million and $33 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
Deferred Financing Costs and Original Issue Discounts
Certain direct and incremental costs and discounts incurred in obtaining loans are capitalized and amortized to interest expense based on the terms of the related debt instruments using the effective interest method.
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
As of December 31, 2016, the Company had assets of $50 million and $17 million related to its Sands Bethlehem gaming license and table games certificate, respectively, both of which were determined to have an indefinite useful life and have been recorded within intangible assets in the accompanying consolidated balance sheets. For the years ended December 31, 2016 and 2015, the annual impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of the most recent fair value calculation, current year and projected operating results, and macro-economic and industry conditions. The Company considered the qualitative factors and determined that it was not “more-likely-than-not” that the indefinite lived intangible assets were impaired.
Future changes to the Company’s estimates and assumptions based upon changes in macro-economic factors, operating results or management’s intentions may result in future changes to the fair value of the gaming license and table games certificate. No impairment charge related to these assets was recorded for the years ended December 31, 2016, 2015 and 2014.

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
In accordance with industry practice, the retail value of rooms, food and beverage, and other services furnished to the Company’s guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated retail value of such promotional allowances is included in operating revenues as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Rooms	$477	$408	$464
Food and beverage	210	215	244
Convention, retail and other	99	103	134
	$786	$726	$842
The estimated departmental cost of providing such promotional allowances, which is included primarily in casino operating expenses, is as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Rooms	$113	$90	$100
Food and beverage	155	158	177
Convention, retail and other	75	81	101
	$343	$329	$378
Gaming Taxes
The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes, including the goods and services tax in Singapore, are an assessment on the Company’s gaming revenue and are recorded as a casino expense in the accompanying consolidated statements of operations. These taxes were $3.24 billion, $3.31 billion and $4.65 billion for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Advertising Costs
Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs included in the accompanying consolidated statements of operations were $121 million, $124 million and $140 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. The balance of accumulated other comprehensive income (loss) consisted solely of foreign currency translation adjustments. During the year ended December 31, 2015, a $5 million gain related to the dissolution of a wholly owned foreign subsidiary was reclassified from accumulated other comprehensive income (loss) and comprehensive income to net income. This amount is included in other income in the accompanying consolidated statements of operations.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Weighted average common shares outstanding (used in the calculation of basic earnings per share)	795	797	806
Potential dilution from stock options and restricted stock and stock units	—	1	2
Weighted average common and common equivalent shares (used in the calculation of diluted earnings per share)	795	798	808
Antidilutive stock options excluded from the calculation of diluted earnings per share	7	6	6

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
The Company recorded valuation allowances on the net deferred tax assets of certain foreign jurisdictions of $234 million and $196 million, as of December 31, 2016 and 2015, respectively, and a valuation allowance on certain deferred tax assets of its U.S. operations of $3.96 billion and $3.11 billion as of December 31, 2016 and 2015, respectively, which increased during the current year primarily due to an increase in U.S. foreign tax credits. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance in the period such determination is made as appropriate.
Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provide a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is “more-likely-than-not” that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company recorded unrecognized tax benefits of $74 million and $65 million as of December 31, 2016 and 2015, respectively. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may be different.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings and foreign currency exchange rate risk associated with operations of its foreign subsidiaries. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps, forward contracts and similar instruments. The Company employs such financial instruments pursuant to this policy, none of which are currently designated as hedges for accounting purposes. As such, all gains and losses are recognized in other income (expense). Depending on its classification and position at the end of the reporting period, each derivative is reported as prepaid expenses and other; other assets, net; other accrued liabilities; or other long-term liabilities, as applicable, in the accompanying consolidated balance sheets. See "— Note 11 — Fair Value Measurements" for additional disclosures regarding derivatives.
Recent Accounting Pronouncements
In May 2014, the FASB issued an accounting standard update (as subsequently amended) on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for fiscal years beginning after December 15, 2017, with early application permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company continues to assess the impact that the new standard will have on the Company's financial condition, results of operations and cash flows, and related disclosures. Upon adoption, management expects the standard to change the presentation of, and accounting for, complimentary revenues and promotional allowances currently presented in the statements of operations in accordance with current industry standards (as indicated above, see "Revenue Recognition and Promotional Allowances"). It is anticipated total promotional allowances will be netted against the related revenue categories and revenues and expenses will be allocated among the respective categories differently. Management also anticipates a change in the manner the Company assigns value to accrued customer benefits related to its frequent players programs; however, this is not expected to have a material impact on the Company's financial condition or results of operations.
In February 2016, the FASB issued an accounting standard update on leases, which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company expects to adopt this guidance beginning January 1, 2019, and continues to assess the impact the guidance will have on its financial condition and results of operations. The primary effect of this update is expected to increase assets and liabilities on the balance sheet. The Company also expects to reclassify a portion of rent expense within the results of operations; however, the adoption of this guidance is not expected to have a material impact on net income.
In March 2016, the FASB issued an accounting standard update to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that annual period, with early adoption permitted. The guidance should be applied on a prospective, retrospective or modified retrospective approach depending on the specific portion of the guidance being applied. The Company adopted this guidance as of January 1, 2017, and noted no material effect on the Company’s financial condition, results of operations and cash flows.
In August 2016, the FASB issued an accounting standard update to reduce the diversity on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period, and should be applied retrospectively, with early adoption permitted. The Company will adopt this guidance as of January 1, 2018, and does not expect a material effect on the presentation of cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In November 2016, the FASB issued an accounting standard update to reduce the diversity on how changes in restricted cash are presented and classified on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period, and should be applied retrospectively, with early adoption permitted. The Company will adopt this guidance as of January 1, 2018, and does not expect a material effect on the presentation of its balance sheet and statement of cash flows.
Reclassification
Certain amounts in the consolidated balance sheet as of December 31, 2015 and the consolidated statements of cash flows for the years ended December 31, 2015 and 2014, have been reclassified to be consistent with the current year presentation. The reclassification had no impact on the Company's financial condition, results of operations or cash flows.
Note 3 — Accounts Receivable, Net
Accounts receivable consists of the following (in millions):

	December 31,
	2016	2015
Casino	$1,186	$1,721
Rooms	80	79
Mall	40	67
Other	46	37
	1,352	1,904
Less — allowance for doubtful accounts	(576)	(636)
	$776	$1,268
Note 4 — Property and Equipment, Net
Property and equipment consists of the following (in millions):

	December 31,
	2016	2015
Land and improvements	$626	$557
Building and improvements	17,478	15,309
Furniture, fixtures, equipment and leasehold improvements	3,720	3,281
Transportation	454	457
Construction in progress	1,094	2,633
	23,372	22,237
Less — accumulated depreciation and amortization	(7,469)	(6,505)
	$15,903	$15,732
Construction in progress consists of the following (in millions):

	December 31,
	2016	2015
Four Seasons Macao (principally the Four Seasons Apartments)	$430	$424
Sands Cotai Central	286	270
The Parisian Macao	39	1,589
Other	339	350
	$1,094	$2,633
The $339 million in other construction in progress consists primarily of construction of the Las Vegas Condo Tower and various projects at The Venetian Macao.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC (“VCR”) and GGP (the “Amended Agreement”), the Company sold the portion of the Grand Canal Shoppes located within The Palazzo (formerly referred to as "The Shoppes at the Palazzo," see “— Note 12 — Mall Activities — The Shoppes at The Palazzo”). Under terms of the settlement with GGP on June 24, 2011, the Company retained the $295 million of proceeds previously received and participates in certain potential future revenues earned by GGP. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company’s participation in certain potential future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property and equipment legally sold to GGP totaling $202 million (net of $98 million of accumulated depreciation) as of December 31, 2016, will continue to be recorded on the Company’s consolidated balance sheet and will continue to be depreciated in the Company’s consolidated statement of operations.
The cost and accumulated depreciation of property and equipment that the Company is leasing to third parties, primarily as part of its mall operations, was $1.25 billion and $353 million, respectively, as of December 31, 2016. The cost and accumulated depreciation of property and equipment that the Company is leasing to these third parties was $1.20 billion and $300 million, respectively, as of December 31, 2015.
The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements was $44 million and $23 million, respectively, as of December 31, 2016. The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements was $39 million and $19 million, respectively, as of December 31, 2015.
During the year ended December 31, 2016, the Company recognized a loss on disposal or impairment of assets of $79 million, consisting primarily of a $49 million write-off of costs related to the Las Vegas Condo Tower, as well as other asset dispositions at the Company's operating properties. During the years ended December 31, 2015 and 2014, the Company recognized a loss on disposal or impairment of assets of $35 million and $7 million, respectively.
Note 5 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following (in millions):

	December 31,
	2016	2015
Marina Bay Sands	$951	$972
Sands Cotai Central	238	238
The Venetian Macao	182	180
Four Seasons Macao	89	89
The Parisian Macao	75	74
Sands Macao	29	29
	1,564	1,582
Less — accumulated amortization	(354)	(320)
	$1,210	$1,262
The Company amortizes the leasehold interests in land on a straight-line basis over the expected term of the lease. Amortization expense of $38 million, $39 million and $41 million was included in amortization of leasehold interests in land expense for the years ended December 31, 2016, 2015 and 2014, respectively. The estimated future amortization expense is approximately $38 million for each of the five years in the period ending December 31, 2021, and $1.26 billion thereafter at exchange rates in effect on December 31, 2016.
Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. The Company has received land concessions from the Macao government to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

build on the sites on which Sands Macao, The Venetian Macao, Four Seasons Macao, Sands Cotai Central and The Parisian Macao are located. The Company does not own these land sites in Macao; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company is required to pay premiums for each parcel, as well as make annual rent payments in the amounts and at the times specified in the land concessions. The rent amounts may be revised every five years by the Macao government. As of December 31, 2016, the Company was obligated under its land concessions to make future rental payments of $5 million for each of the five years in the period ending December 31, 2021, and $61 million thereafter for a total of $86 million.
Note 6 — Intangible Assets, Net
Intangible assets consist of the following (in millions):

	December 31,
	2016	2015
Sands Bethlehem gaming license and certificate	$67	$67

Marina Bay Sands gaming license	46	40
Trademarks and other	1	1
	47	41
Less — accumulated amortization	(11)	(37)
	36	4
Total intangible assets, net	103	71
In August 2007 and July 2010, the Company was issued a gaming license and certificate from the Pennsylvania Gaming Control Board for its slots and table games operations at Sands Bethlehem, respectively, which were acquired for $50 million and $17 million, respectively. The license and certificate were determined to have indefinite lives and therefore, are not subject to amortization. In April 2016, the Company paid 66 million Singapore dollars ("SGD," approximately $47 million at exchange rates in effect at the time of the transaction) to the Singapore Casino Regulatory Authority (the “CRA”) as part of the process to renew its gaming license at Marina Bay Sands. This license is being amortized over its three-year term, which expires in April 2019, and is renewable upon submitting an application, paying the applicable license fee and meeting the requirements as determined by the CRA.
Amortization expense was $15 million, $14 million and $15 million for the years ended December 31, 2016, 2015 and 2014, respectively. The estimated future amortization expense is approximately $15 million for each of the two years in the period ending December 31, 2018, and $5 million thereafter.
Note 7 — Other Accrued Liabilities
Other accrued liabilities consist of the following (in millions):

	December 31,
	2016	2015
Outstanding gaming chips and tokens	$525	$367
Customer deposits	508	431
Taxes and licenses	312	319
Payroll and related	299	291
Other accruals	291	288
	$1,935	$1,696

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 8 — Long-Term Debt
Long-term debt consists of the following (in millions):

	December 31,
	2016	2015
Corporate and U.S. Related(1):
2013 U.S. Credit Facility — Term B (net of unamortized original issue discount and deferred financing costs of $13 and $16, respectively)	$2,170	$2,189
2013 U.S. Credit Facility — Extended Revolving	36	—
2013 U.S. Credit Facility — Revolving	—	630
Airplane Financings	56	60
HVAC Equipment Lease	14	15
Macao Related(1):
2016 VML Credit Facility — Term (net of unamortized deferred financing costs of $69)	4,049	—
2016 VML Credit Facility — Non-Extended Term (net of unamortized deferred financing costs of $4)	266	—
2011 VML Credit Facility — Extended Term (net of unamortized deferred financing costs of $47)	—	2,343
2011 VML Credit Facility — Accordion Term (net of unamortized deferred financing costs of $10)	—	990
Other	8	4
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $44 and $59, respectively)	2,996	3,113
	9,595	9,344
Less — current maturities	(167)	(95)
Total long-term debt	$9,428	$9,249
____________________

(1)
Unamortized deferred financing costs of $35 million and $46 million as of December 31, 2016 and 2015, respectively, related to the U.S., Macao and Singapore revolving credit facilities are included in other assets, net in the accompanying consolidated balance sheets.

Corporate and U.S. Related Debt
2013 U.S. Credit Facility
In December 2013, the Company entered into a $3.5 billion senior secured credit facility (the “2013 U.S. Credit Facility”), which consists of a $2.25 billion funded term B loan (the “2013 U.S. Term B Facility”) with an original issue discount of $11 million and a $1.25 billion revolving credit facility (the “2013 U.S. Revolving Facility”). The borrowings under the 2013 U.S. Credit Facility were used to repay the outstanding balance on the Company's prior senior secured credit facility.
During August 2016, the Company amended the 2013 U.S. Credit Facility to, among other things, obtain revolving credit commitments in the aggregate amount of $1.15 billion (the "2013 Extended U.S. Revolving Facility"), which mature on September 19, 2020, and were used to replace the commitments under, and refinance all amounts outstanding under, the existing 2013 U.S. Revolving Facility and to pay fees and expenses incurred in connection with the amendment. Borrowings under the 2013 Extended U.S. Revolving Facility will be used for general corporate purposes and working capital needs.
During December 2016, the Company amended the 2013 U.S. Credit Facility to lower the applicable margin credit spread for adjusted Eurodollar rate term loans from 2.50% to 2.25% per annum and for alternative base rate term loans from 1.50% to 1.25% per annum. Additionally, the amendment lowers the adjusted Eurodollar rate floor from 0.75% per annum to 0.0% per annum (and thereby effectively lowers the alternative base rate floor from 1.75% per

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

annum to 1.0% per annum). Other than the items noted above, the terms and conditions of the existing 2013 U.S. Credit Facility remain unchanged. As of December 31, 2016, the Company had $1.11 billion of available borrowing capacity under the 2013 Extended U.S. Revolving Facility, net of outstanding letters of credit. The Company recorded a $4 million loss on early retirement of debt during the year ended December 31, 2016, in connection with the amendments.
The 2013 U.S. Term B Facility matures on December 19, 2020, and is subject to quarterly amortization payments of $6 million, which began on March 31, 2014, followed by a balloon payment of $2.10 billion due on December 19, 2020. The 2013 Extended U.S. Revolving Facility has no interim amortization payments and matures on September 19, 2020.
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
Borrowings under the 2013 U.S. Term B Facility bear interest, at the Company’s option, at either an adjusted Eurodollar rate, plus a credit spread of 2.25% per annum, or at an alternative base rate, plus a credit spread of 1.25% per annum (the interest rate was set at 3.0% as of December 31, 2016). Borrowings under the 2013 U.S. Extended Revolving Facility bear interest, at the Company's option, at either an adjusted Eurodollar rate, plus a credit spread, or an alternative base rate, plus a credit spread, which credit spread in each case is determined based on the Company's corporate family rating as set forth in the pricing grid per the 2013 U.S Credit Facility, as amended (the "Corporate Rating"). The credit spread ranges from 0.125% to 0.625% per annum for loans accruing interest at the base rate and from 1.125% to 1.625% per annum for loans accruing interest at an adjusted Eurodollar rate (the interest rate was set at 2.2% as of December 31, 2016). The Company pays a commitment fee on the undrawn amounts under the 2013 Extended U.S. Revolving Facility, which is determined based on the Corporate Rating and ranges from 0.125% to 0.25% per annum. The weighted average interest rate for the 2013 U.S Credit Facility was 3.2%, 3.0% and 2.8% during the years ended December 31, 2016, 2015 and 2014, respectively.
The 2013 U.S. Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional liens, incurring additional indebtedness, making certain investments and acquiring and selling assets. The 2013 U.S. Credit Facility also requires the Guarantors to comply with financial covenants, including, but not limited to, a maximum ratio of net debt outstanding to adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”) to the extent there is an outstanding balance on the 2013 Extended U.S. Revolving Facility or certain letters of credit are outstanding. The maximum leverage ratio is 5.5x for all applicable quarterly periods through maturity. Based on the actual leverage ratio as of December 31, 2016, there were no material net assets of LVSLLC restricted from being distributed under the terms of the 2013 U.S. Credit Facility. The 2013 U.S. Credit Facility also contains conditions and events of default customary for such financings.
Airplane Financings
In February 2007, the Company entered into promissory notes totaling $72 million to finance the purchase of one airplane and to finance two others that the Company already owned. The notes consist of balloon payment promissory notes and amortizing promissory notes, all of which have ten-year maturities and are collateralized by the related aircraft. The notes bear interest at three-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.5% per annum (set at 2.4% as of December 31, 2016). The amortizing notes, totaling $29 million, are subject to quarterly amortization payments of $1 million, which began June 1, 2007. The balloon notes, totaling $43 million, mature on March 1, 2017, and have no interim amortization payments. The weighted average interest rate on the notes was 2.2% during the year ended December 31, 2016, and 1.8% during the years ended December 31, 2015 and 2014.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In April 2007, the Company entered into promissory notes totaling $20 million to finance the purchase of an additional airplane. The notes have ten-year maturities and consist of a balloon payment promissory note and an amortizing promissory note. The notes bear interest at three-month LIBOR plus 1.25% per annum (set at 2.3% as of December 31, 2016). The $8 million amortizing note is subject to nominal quarterly amortization payments, which began June 30, 2007. The $12 million balloon note matures on March 31, 2017, and has no interim amortization payments. The weighted average interest rate on the notes was 2.0%, 1.6% and 1.5% during the years ended December 31, 2016, 2015 and 2014, respectively.
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
Macao Related Debt
2016 VML Credit Facility
On September 22, 2011, two subsidiaries of the Company, VML US Finance LLC, the Borrower, and Venetian Macau Limited ("VML"), as guarantor, entered into a credit agreement (the “2011 VML Credit Facility”), which provided for up to $3.7 billion (or equivalent in Hong Kong dollars or Macao patacas) and consisted of a $3.2 billion term loan (the “2011 VML Term Facility”) that was fully drawn on November 15, 2011, and a $500 million revolving facility (the “2011 VML Revolving Facility”), that was available until October 15, 2016. Borrowings under the facility were used to repay outstanding indebtedness under previous credit facilities and would be used for working capital requirements and general corporate purposes, including for the development, construction and completion of certain components of Sands Cotai Central.
During March 2014, the Company amended its 2011 VML Credit Facility to, among other things, modify certain financial covenants, as discussed further below. In addition to the amendment, certain lenders extended the maturity of $2.39 billion in aggregate principal amount of the 2011 VML Term Facility to March 31, 2020 (the "Extended 2011 VML Term Facility"), and, together with new lenders, provided $2.0 billion in aggregate principal amount of revolving loan commitments (the "Extended 2011 VML Revolving Facility"). A portion of the revolving proceeds were used to pay down the $820 million in aggregate principal balance of the 2011 VML Term Facility loans that were not extended. The Company recorded an $18 million loss on modification or early retirement of debt during the year ended December 31, 2014, in connection with the pay down and extension. Borrowings under the Extended 2011 VML Revolving Facility were used to fund the development, construction and completion of Sands Cotai Central and The Parisian Macao, and for working capital requirements and general corporate purposes.
In April 2015, the Company entered into a joinder agreement (the "Joinder Agreement") to the 2011 VML Credit Facility. Under the Joinder Agreement, certain lenders agreed to provide term loan commitments of $1.0 billion (the "2011 VML Accordion Term"), which was funded on April 30, 2015 (the “Joinder Funding Date”).
During June 2016, the Company entered into an agreement (the "VML Amendment Agreement") to amend its 2011 VML Credit Facility to, among other things, extend the maturity of a portion of the then existing term loans, modify the scheduled amortization payment dates of such term loans and obtain new term loan commitments (as so amended and restated, the "Restated VML Credit Agreement"). The Restated VML Credit Agreement became effective on August 31, 2016, upon satisfaction of all closing conditions (the "Restatement Date"). Pursuant to the Restated VML Credit Agreement and as of the Restatement Date, certain lenders extended the maturity of existing term loans (the "Extended Initial VML Term Loans") to May 31, 2022, the balance of which is $3.12 billion in aggregate principal amount consisting of $2.12 billion related to the Extended 2011 VML Term Facility and $1.0 billion related to the 2011

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

VML Accordion Term. In addition, certain lenders provided $1.0 billion in aggregate principal amount of new term loan commitments with a maturity date of May 31, 2022 (the “New VML Term Loans,” and together with the Extended Initial VML Term Loans, the "2016 VML Term Loans," an aggregate principal amount of $4.12 billion). The terms and the maturity dates of the balance of the term loans under the 2011 VML Credit Facility that are not 2016 VML Term Loans (the “2016 Non-Extended VML Term Loans”) in the amount of $269 million and the $2.0 billion Extended 2011 VML Revolving Facility remain unchanged (the "2016 VML Revolving Facility," and together with the 2016 VML Term Loans and the 2016 Non-Extended VML Term Loans, the "2016 VML Credit Facility"). Borrowings under the 2016 VML Term Loans will be used for working capital requirements and general corporate purposes, including to make any investment or payment not specifically prohibited by the terms of the loan documents. The Company recorded a $1 million loss on modification of debt during the year ended December 31, 2016, in connection with the VML Amendment Agreement. As of December 31, 2016, the Company had $2.0 billion of available borrowing capacity under the 2016 VML Revolving Facility. Subsequent to year-end, the Company borrowed $300 million under the 2016 VML Revolving Facility.
The indebtedness under the 2016 VML Credit Facility is guaranteed by VML, Venetian Cotai Limited, Venetian Orient Limited and certain of the Company’s other foreign subsidiaries (collectively, the “2016 VML Guarantors”). The obligations under the 2016 VML Credit Facility are collateralized by a first-priority security interest in substantially all of the Borrower’s and the 2016 VML Guarantors’ assets, other than (1) capital stock and similar ownership interests, (2) certain furniture, fixtures, fittings and equipment and (3) certain other excluded assets.
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
Commencing with the quarterly period ending June 30, 2017, and at the end of each subsequent quarter through March 31, 2018, the Restated VML Credit Agreement requires the borrower to repay the outstanding 2016 Non-Extended VML Term Loans on a pro rata basis in an amount equal to 2.5% of the aggregate principal amount outstanding as of the Restatement Date. For the quarterly periods ending on June 30, 2018, through March 31, 2019, the borrower is required to repay the outstanding 2016 Non-Extended VML Term Loans on a pro rata basis in an amount equal to 5.0% of the aggregate principal amount outstanding as of the Restatement Date. For the quarterly periods ending on June 30 through December 31, 2019, the borrower is required to repay the outstanding 2016 Non-Extended VML Term Loans on a pro rata basis in an amount equal to 12.0% of the aggregate principal amount outstanding as of the Restatement Date. The remaining balance on the 2016 Non-Extended VML Term Loans is due on the maturity date, March 31, 2020. The 2016 VML Revolving Facility has no interim amortization payments and matures on March 31, 2020.
The 2016 VML Term Loans and the 2016 Non-Extended VML Term Loans both bear interest, at the Company's option, at either the adjusted Eurodollar rate or Hong Kong Inter-bank Offered Rate (“HIBOR”), plus a credit spread, or an alternative base rate, plus a credit spread, which credit spread in each case is determined based on the consolidated total leverage ratio as set forth in the Restated VML Credit Agreement. The credit spread ranges from 0.25% to 1.125% per annum for loans accruing interest at the base rate and from 1.25% to 2.125% per annum for loans accruing interest at an adjusted Eurodollar or HIBOR rate (set at 2.6% for loans accruing interest at an adjusted Eurodollar and HIBOR rate as of December 31, 2016). The Borrower will also pay standby fees of 0.5% per annum on the undrawn amounts under the 2016 VML Revolving Facility. The weighted average interest rate on the 2016 VML Credit Facility was 2.1%, 1.6% and 1.5% for the years ended December 31, 2016, 2015 and 2014, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The 2016 VML Credit Facility, as amended, contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, loans and guarantees, investments, acquisitions and asset sales, restricted payments and other distributions, affiliate transactions, and use of proceeds from the facility. The 2016 VML Credit Facility also requires the Borrower and VML to comply with financial covenants, including maximum ratios of total indebtedness to Adjusted EBITDA and minimum ratios of Adjusted EBITDA to net interest expense. The maximum leverage ratio, as amended, is 4.0x for the quarterly periods ending December 31, 2016 through June 30, 2017, and then decreases to, and remains at, 3.5x for all quarterly periods thereafter through maturity. Based on the actual leverage ratio as of December 31, 2016, there were no material net assets of the 2016 VML Guarantors restricted from being distributed under the terms of the 2016 VML Credit Facility. The 2016 VML Credit Facility also contains events of default customary for such financings.
Singapore Related Debt
2012 Singapore Credit Facility
In June 2012, the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), entered into a SGD 5.1 billion (approximately $3.53 billion at exchange rates in effect on December 31, 2016) credit agreement (the "2012 Singapore Credit Facility"), providing for a fully funded SGD 4.6 billion (approximately $3.18 billion at exchange rates in effect on December 31, 2016) term loan (the “2012 Singapore Term Facility”) and a SGD 500 million (approximately $346 million at exchange rates in effect on December 31, 2016) revolving facility (the “2012 Singapore Revolving Facility”) that was available until November 25, 2017, which includes a SGD 100 million (approximately $69 million at exchange rates in effect on December 31, 2016) ancillary facility (the “2012 Singapore Ancillary Facility”). Borrowings under the 2012 Singapore Credit Facility were used to repay the outstanding balance under the previous Singapore credit facility.
In August 2014, the Company amended its 2012 Singapore Credit Facility, pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to August 28, 2020, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to February 28, 2020. The Company recorded a $2 million loss on modification or early retirement of debt during the year ended December 31, 2014, in connection with the extension. As of December 31, 2016, the Company had SGD 494 million (approximately $342 million at exchange rates in effect on December 31, 2016) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.
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
Borrowings under the 2012 Singapore Credit Facility bear interest at the Singapore Swap Offered Rate ("SOR") plus a spread of 1.85% per annum. Beginning December 23, 2012, the spread for all outstanding loans is subject to reduction based on a ratio of debt to Adjusted EBITDA (interest rate set at approximately 2.1% as of December 31, 2016). MBS pays a standby commitment fee of 35% to 40% of the spread per annum on all undrawn amounts under

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the 2012 Singapore Revolving Facility. The weighted average interest rate for the 2012 Singapore Credit Facility was 2.2%, 2.5% and 1.8% for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, the Company had no interest rate cap agreements in place. As of December 31, 2015, the Company had one interest rate cap agreement in place with a notional amount of SGD 100 million (approximately $69 million at exchange rates in effect on December 31, 2016), an expiration date of May 2016 and a strike rate of 3.5%. As of December 31, 2014, the Company had interest rate cap agreements in place with a combined notional amount of SGD 300 million (approximately $208 million at exchange rates in effect on December 31, 2016), expiration dates ranging from April 2015 to May 2016 and strike rates from 3.0% to 3.5%. The provisions of the interest rate cap agreements entitled the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates as stated in such agreements. There was no net effect on interest expense as a result of these interest rate cap agreements for the years ended December 31, 2016, 2015 and 2014.
The 2012 Singapore Credit Facility, as amended, contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, indebtedness, loans and guarantees, investments, acquisitions and asset sales, restricted payments, affiliate transactions and use of proceeds from the facilities. The 2012 Singapore Credit Facility also requires MBS to comply with financial covenants, including maximum ratios of total indebtedness to Adjusted EBITDA, minimum ratios of Adjusted EBITDA to interest expense and a positive net worth requirement. The maximum leverage ratio, as amended, is 3.5x for the quarterly periods ending December 31, 2016 through September 30, 2019, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. Based on the actual leverage ratio as of December 31, 2016, there were no material net assets of MBS restricted from being distributed under the terms of the 2012 Singapore Credit Facility. The 2012 Singapore Credit Facility also contains events of default customary for such financings.
Debt Covenant Compliance
As of December 31, 2016, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Proceeds from 2011 VML Credit Facility	$1,000	$999	$820
Proceeds from 2016 VML Credit Facility	1,000	—	—
Proceeds from 2013 U.S. Credit Facility	296	1,090	1,678
	$2,296	$2,089	$2,498
Repayments on 2011 VML Credit Facility	$(1,000)	$(820)	$(820)
Repayments on 2013 U.S. Credit Facility	(914)	(1,503)	(1,270)
Repayments on 2012 Singapore Credit Facility	(66)	(67)	(18)
Repayments on Airplane Financings	(4)	(4)	(4)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(3)	(4)	(5)
	$(1,987)	$(2,398)	$(2,117)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Scheduled Maturities of Capital Lease Obligations and Long-Term Debt
Maturities of capital lease obligations and long-term debt outstanding as of December 31, 2016, are summarized as follows (in millions):

	Capital Lease Obligations	Long-term Debt
2017	$5	$163
2018	5	277
2019	13	1,183
2020	1	4,373
2021	1	1,442
Thereafter	—	2,265
	25	9,703
Less — amount representing interest	(3)	—
Total	$22	$9,703
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of December 31, 2016 and 2015, was approximately $9.58 billion and $9.22 billion, respectively, compared to its carrying value of $9.70 billion and $9.46 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
Note 9 — Equity
Common Stock
Dividends
On March 31, June 30, September 30 and December 30, 2016, the Company paid a dividend of $0.72 per common share as part of a regular cash dividend program. During the year ended December 31, 2016, the Company recorded $2.29 billion as a distribution against retained earnings (of which $1.24 billion related to the Principal Stockholder and his family and the remaining $1.05 billion related to all other shareholders).
On March 31, June 30, September 30 and December 31, 2015, the Company paid a dividend of $0.65 per common share as part of a regular cash dividend program. During the year ended December 31, 2015, the Company recorded $2.07 billion as a distribution against retained earnings (of which $1.12 billion related to the Principal Stockholder and his family and the remaining $949 million related to all other shareholders).
On March 31, June 30, September 30 and December 29, 2014, the Company paid a dividend of $0.50 per common share as part of a regular cash dividend program. During the year ended December 31, 2014, the Company recorded $1.61 billion as a distribution against retained earnings (of which $863 million related to the Principal Stockholder and his family and the remaining $745 million related to all other shareholders).
In January 2017, as part of a regular cash dividend program, the Company’s Board of Directors declared a quarterly dividend of $0.73 per common share (a total estimated to be approximately $580 million) to be paid on March 31, 2017, to shareholders of record on March 23, 2017.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Repurchase Program
In June 2013, the Company’s Board of Directors approved a stock repurchase program with an initial authorization of $2.0 billion, which expired in June 2015, but was substantially completed during the year ended December 31, 2014. In October 2014, the Company's Board of Directors authorized the repurchase of an additional $2.0 billion of its outstanding common stock, which expired in October 2016. In November 2016, the Company's Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which expires in November 2018. Repurchases of the Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions. During the year ended December 31, 2016, no shares were repurchased. During the years ended December 31, 2015 and 2014, the Company repurchased 4,383,793 and 22,406,655 shares, respectively, of its common stock for $205 million and $1.66 billion, respectively, (including commissions) under the Company's previous programs. All share repurchases of the Company’s common stock have been recorded as treasury stock.
Rollforward of Shares of Common Stock
A summary of the outstanding shares of common stock is as follows:

Balance as of January 1, 2014	818,702,936
Exercise of stock options	1,955,108
Issuance of restricted stock	31,137
Vesting of restricted stock units	29,541
Forfeiture of unvested restricted stock	(8,675)
Repurchase of common stock	(22,451,875)
Balance as of December 31, 2014	798,258,172
Exercise of stock options	688,743
Issuance of restricted stock	49,438
Vesting of restricted stock units	34,750
Forfeiture of unvested restricted stock	(2,000)
Repurchase of common stock	(4,383,793)
Balance as of December 31, 2015	794,645,310
Exercise of stock options	233,804
Issuance of restricted stock	61,546
Vesting of restricted stock units	28,750
Forfeiture of unvested restricted stock	(9,318)
Balance as of December 31, 2016	794,960,092
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
In January 2017, the Board of Directors of SCL declared a dividend of HKD 0.99 per share (a total of $1.03 billion, of which the Company retained $722 million) to SCL shareholders of record on February 8, 2017, which was paid on February 24, 2017.
Other
During the years ended December 31, 2016, 2015 and 2014, the Company distributed $15 million, $14 million and $10 million, respectively, to certain of its noncontrolling interests.
Note 10 — Income Taxes
Consolidated income before taxes and noncontrolling interests for domestic and foreign operations is as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Foreign	$2,220	$2,547	$3,800
Domestic	35	75	33
Total income before income taxes	$2,255	$2,622	$3,833
The components of the income tax expense are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Foreign:
Current	$206	$213	$253
Deferred	29	3	(1)
Federal:
Current	9	4	(5)
Deferred	(5)	16	(2)
Total income tax expense	$239	$236	$245
The reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. foreign tax credits	(119.3)%	(100.7)%	(80.3)%
Repatriation of foreign earnings	79.8%	68.0%	53.6%
Change in valuation allowance	43.2%	34.5%	26.7%
Foreign and U.S. tax rate differential	(20.4)%	(20.0)%	(20.9)%
Tax exempt income of foreign subsidiary (Macao)	(8.7)%	(7.8)%	(8.5)%
Other, net	1.0%	—%	0.8%
Effective tax rate	10.6%	9.0%	6.4%
The Company’s foreign and U.S. tax rate differential reflects the fact that income earned and reinvested in Singapore and Macao is taxed at local rates, which are lower than U.S. tax rates. The Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2018. Had the Company

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

not received the income tax exemption in Macao, consolidated net income attributable to Las Vegas Sands Corp. would have been reduced by $127 million, $132 million and $220 million, and diluted earnings per share would have been reduced by $0.16, $0.17 and $0.27 per share for the years ended December 31, 2016, 2015 and 2014, respectively. In May 2014, the Company entered into an agreement with the Macao government, effective through the end of 2018 that provides for an annual payment of 42 million patacas (approximately $5 million at exchange rates in effect on December 31, 2016) that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. In September 2013, the Company and the Internal Revenue Service ("IRS") entered into a Pre-Filing Agreement providing that the Macao special gaming tax (35% of gross gaming revenue) qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. foreign tax credit.
The primary tax affected components of the Company’s net deferred tax liabilities are as follows (in millions):

	December 31,
	2016	2015
Deferred tax assets:
U.S. foreign tax credit carryforwards	$3,953	$3,095
Net operating loss carryforwards	248	244
Stock-based compensation	32	32
Allowance for doubtful accounts	31	30
Deferred gain on the sale of The Grand Canal Shoppes and The Shoppes at The Palazzo	28	30
Pre-opening expenses	27	25
Accrued expenses	26	31
State deferred items	10	11
Other tax credit carryforwards	—	3
Other	3	4
	4,358	3,505
Less — valuation allowances	(4,197)	(3,302)
Total deferred tax assets	161	203
Deferred tax liabilities:
Property and equipment	(273)	(310)
Prepaid expenses	(5)	(6)
Other	(83)	(65)
Total deferred tax liabilities	(361)	(381)
Deferred tax liabilities, net	$(200)	$(178)
The Company recognizes tax benefits associated with stock-based compensation directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards or credit carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. As of December 31, 2016 and 2015, the Company has windfall tax benefits of $379 million and $357 million, respectively, which are not reflected in deferred tax assets. The Company uses a with-and-without approach to determine if the excess tax deductions associated with compensation costs have reduced income taxes payable.
During the year ended December 31, 2016, certain wholly owned foreign subsidiaries paid dividends resulting in incremental U.S. taxable income. The receipt of the dividends did not result in a cash tax liability for the Company as the incremental U.S. taxable income was fully offset by the utilization of the U.S. foreign tax credits generated as a result of the dividends. In addition, the dividends generated excess U.S. foreign tax credits that will be available to be carried forward to tax years beyond 2016. The Company’s U.S. foreign tax credit carryforwards were $4.14 billion and $3.27 billion as of December 31, 2016 and 2015, respectively, which will begin to expire in 2021. The Company’s state net operating loss carryforwards were $249 million and $259 million as of December 31, 2016 and 2015, respectively, which will begin to expire in 2024. The Company had no U.S. general business credits as of December 31, 2016. The

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company had U.S. general business credits of $3 million as of December 31, 2015. There was a valuation allowance of $3.96 billion and $3.11 billion as of December 31, 2016 and 2015, respectively, provided on certain net U.S. deferred tax assets, as the Company believes these assets do not meet the “more-likely-than-not” criteria for recognition. Net operating loss carryforwards for the Company’s foreign subsidiaries were $2.01 billion and $1.97 billion as of December 31, 2016 and 2015, respectively, which begin to expire in 2017. There are valuation allowances of $234 million and $196 million as of December 31, 2016 and 2015, respectively, provided on the net deferred tax assets of certain foreign jurisdictions, as the Company believes these assets do not meet the “more-likely-than-not” criteria for recognition.
Undistributed earnings of subsidiaries are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in foreign jurisdictions. The Company does not consider current year's tax earnings and profits of its foreign subsidiaries to be indefinitely reinvested. Beginning with the year ended December 31, 2015, the Company’s major foreign subsidiaries distributed, and may continue to distribute, earnings in excess of their current year’s tax earnings and profits in order to meet the Company’s liquidity needs. As of December 31, 2016, the amount of earnings and profits of foreign subsidiaries that the Company does not intend to repatriate was $3.39 billion. The Company has not provided deferred taxes for foreign earnings that are indefinitely reinvested in the applicable foreign jurisdictions. The Company expects there will be sufficient creditable foreign taxes to offset the U.S. and other foreign income taxes that would result, should these earnings be distributed in the form of dividends or otherwise. The Company's cumulative temporary difference is less than its earnings and profits.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, which have been reclassified to conform to the current presentation for the year ended December 31, 2014, is as follows (in millions):

	December 31,
	2016	2015	2014
Balance at the beginning of the year	$65	$63	$57
Additions to tax positions related to prior years	14	2	1
Additions to tax positions related to current year	7	4	6
Settlements	(10)	(1)	—
Lapse in statutes of limitations	(2)	(2)	(1)
Exchange rate fluctuations	—	(1)	—
Balance at the end of the year	$74	$65	$63
As of December 31, 2016, 2015 and 2014, unrecognized tax benefits of $58 million, $57 million and $51 million, respectively, were recorded as reductions to the U.S. foreign tax credit deferred tax asset. As of December 31, 2016, 2015 and 2014, unrecognized tax benefits of $16 million, $3 million and $12 million, respectively, were recorded in other long-term liabilities. As of December 31, 2015, unrecognized tax benefits of $5 million were recorded in income taxes payable.
Included in the unrecognized tax benefit balance as of December 31, 2016, 2015 and 2014, are $65 million, $53 million and $52 million, respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.
The Company’s major tax jurisdictions are the U.S., Macao, and Singapore. The Company is subject to examination for tax years beginning 2010 in the U.S. and tax years beginning in 2012 in Macao and Singapore. In November 2016, the Inland Revenue Authority of Singapore completed its compliance review of the Marina Bay Sands tax returns for tax years 2010 through 2012. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome and that will impact the provision for income taxes.
The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. No interest or penalties were accrued as of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

December 31, 2016 and 2015. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.
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
The Company currently uses foreign currency forward contracts as effective economic hedges to manage a portion of its foreign currency exposure. Foreign currency forward contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The aggregate notional value of these foreign currency contracts was $427 million and $673 million as of December 31, 2016 and 2015, respectively. As these derivatives have not been designated and/or do not qualify for hedge accounting, the changes in fair value are recognized as other income (expense) in the accompanying consolidated statements of operations.
In January 2017, the Company entered into additional foreign currency forward contracts with an aggregate notional value of $140 million.
The following table provides the assets carried at fair value (in millions):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2016
Assets
Cash equivalents(1)	$931	$931	$—	$—
Forward contracts(2)	$12	$—	$12	$—
As of December 31, 2015
Assets
Cash equivalents(1)	$905	$905	$—	$—
Forward contracts(2)	$4	$—	$4	$—
Interest rate caps(3)	$—	$—	$—	$—
_________________________

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of December 31, 2016 and 2015, the Company had 18 and 19 foreign currency forward contracts, respectively, with fair values based on recently reported market transactions of forward rates. Assets were included in prepaid expenses and other and liabilities were included in other accrued liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2016 and 2015, the Company recorded gains of $10 million and $4 million, respectively, related to the change in fair value of the forward contracts.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3)
As of December 31, 2016, the Company had no interest rate cap agreements. As of December 31, 2015, the Company had one interest rate cap agreement with a nominal aggregate fair value based on recently reported market transactions of interest rates, which was recorded in prepaid expenses and other in the accompanying consolidated balance sheets.

Note 12 — Mall Activities
Operating Leases
The Company leases space at several of its integrated resorts to various third parties. These leases are non-cancelable operating leases with lease periods that vary from 1 month to 21 years. The leases include minimum base rents with escalated contingent rent clauses. As of December 31, 2016, the future minimum rentals on these non-cancelable leases are as follows (in millions, at exchange rates in effect on December 31, 2016):

2017	$480
2018	398
2019	308
2020	207
2021	152
Thereafter	183
Total minimum future rentals	$1,728
The total minimum future rentals do not include the escalated contingent rent clauses. Contingent rentals amounted to $36 million, $57 million and $104 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Grand Canal Shoppes at The Venetian Las Vegas
In April 2004, the Company entered into an agreement to sell the portion of the Grand Canal Shoppes located within The Venetian Las Vegas (formerly referred to as "The Grand Canal Shoppes') and lease certain restaurant and other retail space at the casino level of The Venetian Las Vegas (the “Master Lease”) to GGP for approximately $766 million (the “Mall Sale”). The Mall Sale closed in May 2004, and the Company realized a gain of $418 million in connection with the Mall Sale. Under the Master Lease agreement, The Venetian Las Vegas leased nineteen retail and restaurant spaces on its casino level to GGP for 89 years with annual rent of one dollar and GGP assumed the various leases. In accordance with related accounting standards, the Master Lease agreement does not qualify as a sale of the real property assets, which real property was not separately legally demised. Accordingly, $109 million of the transaction has been deferred as prepaid operating lease payments to The Venetian Las Vegas, which will amortize into income on a straight-line basis over the 89-year lease term. During each of the years ended December 31, 2016, 2015 and 2014, $1 million of this deferred item was amortized and included in convention, retail and other revenue. In addition, the Company agreed with GGP to: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements as further described in “— Note 13 — Commitments and Contingencies — Other Ventures and Commitments”; (ii) lease theater space located within The Grand Canal Shoppes from GGP for a period of 25 years with fixed minimum rent of $3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $4 million; and (iv) lease certain office space from GGP for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of approximately $1 million. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. The net present value of the lease payments under clauses (ii) through (iv) on the closing date of the sale was $77 million. In accordance with related accounting standards, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the lives of the leases. During each of the years ended December 31, 2016, 2015 and 2014, $3 million of this deferred item was amortized as an offset to convention, retail and other expense. As of December 31, 2016, the Company was obligated under (ii), (iii) and (iv)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

above to make future payments in the amount of $8 million for each of the five years in the period ending December 31, 2021, and $62 million thereafter for a total of $102 million.
The Shoppes at The Palazzo
The Company contracted to sell a portion of the Grand Canal Shoppes (formerly referred to as The Shoppes at The Palazzo) to GGP and under the terms of the settlement with GGP on June 24, 2011, the Company retained $295 million of proceeds received and participates in certain potential future revenues earned by GGP. Pursuant to the Amended Agreement, the Company agreed with GGP to lease certain spaces located within The Shoppes at The Palazzo for a period of 10 years with total fixed minimum rents of $1 million per year, subject to extension options for a period of up to 10 years and automatic increases beginning on the second lease year. As of December 31, 2016, the Company was obligated to make future payments of approximately $1 million for each of the two years in the period ending December 31, 2018. In accordance with related accounting standards, the transaction has not been accounted for as a sale because the Company’s participation in certain potential future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $268 million of the mall sale transaction has been recorded as deferred proceeds from the sale as of December 31, 2016, which accrues interest at an imputed interest rate offset by (i) imputed rental income and (ii) rent payments made to GGP related to those spaces leased back from GGP.
In the Amended Agreement, the Company agreed to lease certain restaurant and retail space on the casino level of The Palazzo to GGP pursuant to a master lease agreement (“The Palazzo Master Lease”). Under The Palazzo Master Lease, which was executed concurrently with, and as a part of, the closing on the sale of The Shoppes at The Palazzo to GGP on February 29, 2008, The Palazzo leased nine restaurant and retail spaces on its casino level to GGP for 89 years with annual rent of one dollar and GGP assumed the various tenant operating leases for those spaces. In accordance with related accounting standards, The Palazzo Master Lease does not qualify as a sale of the real property, which real property was not separately legally demised. Accordingly, $23 million of the mall sale transaction has been deferred as prepaid operating lease payments to The Palazzo, which is amortized into income on a straight-line basis over the 89-year lease term.
Note 13 — Commitments and Contingencies
Litigation
The Company is involved in other litigation in addition to those noted below, arising in the normal course of business. Management has made certain estimates for potential litigation costs based upon consultation with legal counsel and has accrued a nominal amount for such costs as of December 31, 2016. Actual results could differ from these estimates; however, in the opinion of management, such litigation and claims will not have a material effect on the Company’s financial condition, results of operations and cash flows.
Richard Suen and Round Square Company Limited v. Las Vegas Sands Corp.
On October 15, 2004, Richard Suen and Round Square Company Limited ("Roundsquare") filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the “District Court”), asserting a breach of an alleged agreement to pay a success fee of $5 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $44 million. On June 30, 2008, a judgment was entered in this matter in the amount of $59 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court. On February 27, 2012, the District Court set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of Roundsquare in the amount of $70 million. On May 28, 2013, a judgment was entered in the matter in the amount of $102 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court requesting that the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court denied the Company’s motion. On October 17, 2013, the District Court entered an order granting plaintiff’s request for certain costs and fees associated with the litigation in the amount of approximately $1 million. On December 6, 2013, the Company filed a notice of appeal of the jury verdict with the Nevada Supreme Court. The Company filed its opening appellate brief with the Nevada Supreme Court on June 16, 2014. On August 19, 2014, the Nevada Supreme Court issued an order granting plaintiffs additional time until September 15, 2014, to file their answering brief. On September 15, 2014, Roundsquare filed a request to the Nevada Supreme Court to file a brief exceeding the maximum number of words, which was granted. On October 10, 2014, Roundsquare filed their answering brief. On January 12, 2015, the defendants filed their reply brief. On January 27, 2015, Roundsquare filed their reply brief. The Nevada Supreme Court set oral argument for December 17, 2015, before a panel of justices only to reset it for January 26, 2016, en banc. Oral arguments were presented to the Nevada Supreme Court as scheduled. On March 11, 2016, the Nevada Supreme Court issued an order affirming the judgment of liability, but reversing the damages award and remanding for a new trial on damages. On March 29, 2016, Roundsquare filed a petition for rehearing. The Nevada Supreme Court ordered an answer by the Company, which the Company filed on May 4, 2016. On May 12, 2016, Roundsquare filed a motion for leave to file a reply brief in support of their petition for rehearing, and on May 19, 2016, the Company filed an opposition to that motion. On June 24, 2016, the Nevada Supreme Court issued an order granting Roundsquare's petition for rehearing and submitting the appeal for decision on rehearing without further briefing or oral argument. On July 22, 2016, the Nevada Supreme Court once again ordered a new trial on the issue of damages. A pre-trial hearing was set in District Court for December 12, 2016. At the December 12, 2016 hearing, the District Court indicated that it would allow a scope of trial and additional discovery into areas LVSC opposed as inconsistent with the Nevada Supreme Court’s remand. The District Court issued a written order on the scope of retrial and discovery dated December 15, 2016. On January 13, 2017, LVSC filed a writ with the Nevada Supreme Court challenging the District Court’s order and is supplementing the writ application with a request for a stay of discovery. On February 16, 2017, the Nevada Supreme Court denied the writ. The Company has accrued a nominal amount for estimated costs related to this legal matter as of December 31, 2016. In the event that the Company’s assumptions used to evaluate this matter change in future periods, it may be required to record an additional liability for an adverse outcome.
Frank J. Fosbre, Jr. v. Las Vegas Sands Corp., Sheldon G. Adelson and William P. Weidner
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing defendants’ Motion for Partial Reconsideration of the U.S. District Court’s order dated August 24, 2011, striking additional portions of the plaintiffs' complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiffs filed a purported class action second amended complaint (the “Second Amended Complaint”) seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process was suspended. On April 16, 2013, the case was reassigned to a new judge. On July 30, 2013, the U.S. District Court heard the motion to dismiss and took the matter under advisement. On November 7, 2013, the judge granted in part and denied in part defendants' motions to dismiss. On December 13, 2013, the defendants filed their answer to the Second Amended Complaint. Discovery in the matter resumed. On January 8, 2014, plaintiffs filed a motion to expand the certified class period, which was granted by the U.S. District Court on June 15, 2015. Fact discovery closed on July 31, 2015, and expert discovery closed on December 18, 2015. On January 22, 2016, defendants filed motions for summary judgment. Plaintiffs filed an opposition to the motions for summary judgment on March 11, 2016. Defendants filed their replies in support of summary judgment on April 8, 2016. Summary judgment in favor of the defendants was entered on January 4, 2017. The plaintiffs filed a notice of appeal on February 2, 2017. The Company intends to defend this matter vigorously.
Benyamin Kohanim v. Adelson, et al.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Nasser Moradi, et al. v. Adelson, et al.
On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson and Matt Abbeduto filed a shareholder derivative action (the “Moradi action”), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim and Gaines actions. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the “LAMPERS action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 22, 2011, John Zaremba filed a shareholder derivative action (the “Zaremba action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits and injunctive relief, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On August 25, 2011, the U.S. District Court consolidated the Moradi, LAMPERS and Zaremba actions and such actions are reported as one consolidated matter. On November 17, 2011, the defendants filed a motion to dismiss or alternatively to stay the federal action due to the parallel District Court action described above. On May 25, 2012, the case was transferred to a new judge. On August 27, 2012, the U.S. District Court granted the motion to stay pending a further update of the Special Litigation Committee due on October 30, 2012. On October 30, 2012, the defendants filed the update asking the judge to determine whether to continue the stay until January 31, 2013, or to address motions to dismiss. On November 7, 2012, the U.S. District Court denied defendants request for an extension of the stay but asked the parties to brief the motion to dismiss. On November 21, 2012, defendants filed their motion to dismiss. On December 21, 2012, plaintiffs filed their opposition and on January 18, 2013, defendants filed their reply. On May 31, 2013, the case was reassigned to a new judge. On April 11, 2014, the judge denied the motion to dismiss without prejudice and ordered the case stayed pending the outcome of the District Court action in Kohanim described above. Following a January 22, 2016, status report by the parties, on January 27, 2016, the judge ordered another status report on May 16, 2016. Following the May 16, 2016, status report by the parties, on May 17, 2016, the judge ordered another status report on December 16, 2016, which was submitted. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
W.A. Sokolowski and Curtis Action on behalf of Las Vegas Sands Corp. v. Adelson, et al. and Las Vegas Sands Corp.
On July 5, 2016, W.A. Sokolowski filed a shareholder derivative action (“Sokolowski III”) on purported behalf of the Company in the District Court, Clark County Nevada, against Sheldon G. Adelson, Michael A. Leven, Jason N. Ader, Irwin Chafetz, Charles D. Forman, Irwin A. Siegel, George P. Koo, Charles A. Koppelman, Jeffrey H. Schwartz, Robert G. Goldstein, Micheline Chau, Steven L. Gerard, George Jamieson, David Levi, and George P. Koo, each of whom is serving or previously served on the Board of Directors (collectively, the “Directors”); as well as against PricewaterhouseCoopers LLP (“PwC”), the Company’s former auditor, and a partner of PwC. On September 16, 2016, Sokolowski filed an amended complaint ("Sokolowski IV") with additional nominal plaintiff Curtis Acton, adding former Director Wing T. Chau as a defendant. The amended complaint alleges, among other things, that the Directors breached their fiduciary duties to the Company by failing to prevent certain alleged misrepresentations and wrongdoing by the Company’s management, wasting corporate assets in litigating the Jacobs lawsuit, and concealing certain alleged

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

facts in connection with audits performed by PwC. The amended complaint seeks, among other things the appointment of a conservator or special master to oversee the Company’s discussions with governmental agencies as well as to recover for the Company unspecified damages, including restitution and disgorgement of compensation, and also seeks to recover attorneys’ fees, costs and related expenses for the nominal plaintiffs. Many of the allegations duplicate allegations Sokolowski made in a previous case, Sokolowski v. Adelson, No. 2:14-cv-00111-JCM-NJK (D. Nev.) (“Sokolowski I and II”), in which final judgment was entered against him. In Sokolowski IV, nominal plaintiffs also complain that the Company wrongfully caused Sokolowski to lose Sokolowski I and II. The Company filed a motion to dismiss on October 24, 2016. On January 4, 2017, the court entered an order dated December 29, 2016, granting the motion to dismiss. The court also granted PwC’s motion to dismiss. On January 24, 2017, the court entered a Final Judgment On All Claims For All Parties dated January 23, 2017. On January 27, 2017, as amended January 31, 2017, nominal plaintiffs filed an appeal of the judgment and orders. This matter is in a preliminary stage and management has determined that it is currently unable to determine the probability of the outcome of this matter, whether this matter will result in litigation or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
John F. Scarpa Foundation Demand Letter
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
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and VCR (collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $376 million at exchange rates in effect on December 31, 2016) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the "U.S. Defendants") for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC’s claims against the U.S. Defendants. On March 24, 2014, the Macao Judicial Court issued a Decision (Despacho Seneador) holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings, and that the claim should proceed exclusively against the U.S. Defendants. On May 8, 2014, AAEC lodged an appeal against that decision. The Macao Judicial Court further held that the existence of the pending application for recognition and enforcement of the U.S. Court of Appeals ruling before the Macao Second Instance Court did not justify a stay of the proceedings against the U.S. Defendants at the present time, although in principle an application for a stay of the proceedings against the U.S. Defendants could be reviewed after the Macao Second Instance Court had issued its decision. Evidence gathering by the Macao Judicial Court has commenced by letters rogatory. On June 25, 2014, the Macao Second Instance Court delivered a decision, which gave formal recognition to and allowed enforcement in

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Macao of the judgment of the U.S. Court of Appeals, dismissing AAEC's claims against the U.S. Defendants. AAEC appealed against the recognition decision to the Macao Court of Final Appeal, which, on May 6, 2015, dismissed the appeal and held the U.S. judgment to be final and have preclusive effect. The Macao Court of Final Appeal's decision became final on May 21, 2015. On June 5, 2015, the U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata. AAEC filed its response to that application on June 30, 2015. The U.S. Defendants filed their reply on July 23, 2015. On September 14, 2015, the Macao Judicial Court admitted two further legal opinions from Portuguese and U.S. law experts. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged on April 7, 2016, together with a request that the appeal be heard immediately. By a decision dated April 13, 2016, the Macao Judicial Court accepted that the appeal be heard immediately. Legal arguments were submitted May 23, 2016. AAEC replied to the legal arguments on or about July 14, 2016, which was three days late, upon payment of a penalty. The U.S. Defendants submitted a response on September 20, 2016. On December 13, 2016, the Macao Judicial Court confirmed its earlier decision not to stay the proceedings pending appeal. As at the end of December, 2016, all appeals (including VML’s dismissal and the res judicata appeals) were being transferred to the Macao Second Instance Court. On March 25, 2015, application was made by the U.S. Defendants to the Macao Judicial Court to revoke the legal aid granted to AAEC, accompanied by a request for evidence taking from AAEC, relating to the fees and expenses that they incurred and paid in the U.S. subsequent action referred to below. The Macao Public Prosecutor has opposed the action on the ground of lack of evidence that AAEC's financial position has improved. No decision has been issued in respect to that application up to the present time. A complaint against AAEC's Macao lawyer arising from certain conduct in relation to recent U.S. proceedings was submitted to the Macao Lawyer's Association on October 19, 2015. A letter dated February 26, 2016, has been received from the Conselho Superior de Advocacia of the Macao Bar Association advising that disciplinary proceedings have commenced. A further letter dated April 5, 2016, was received from the Conselho Superior de Advocacia requesting confirmation that the signatories of the complaint were acting within their corporate authority. By a letter dated April 14, 2016, such confirmation has been provided. On September 28, 2016, the Conselho Superior de Advocacia invited comments on the defense which had been lodged by AAEC's Macao lawyer. On July 9, 2014, the plaintiff filed yet another action in the U.S. District Court against LVSC, LVSLLC, VCR (collectively, the "LVSC entities"), Sheldon G. Adelson, William P. Weidner, David Friedman and Does 1-50 for declaratory judgment, equitable accounting, misappropriation of trade secrets, breach of confidence and conversion based on a theory of copyright law. The claim is for $5.0 billion. On November 4, 2014, plaintiff finally effected notice on the LVSC entities which was followed by a motion to dismiss by the LVSC entities on November 10, 2014. Plaintiff failed to timely respond and on December 2, 2014, the LVSC entities moved for immediate dismissal and sanctions against plaintiff and his counsel for bringing a frivolous lawsuit. On December 19, 2014, plaintiff filed an incomplete and untimely response, which was followed by plaintiff's December 27, 2014 notice of withdrawal of the lawsuit and the LVSC entities' December 29, 2014, reply in favor of sanctions and dismissal with prejudice. On August 31, 2015, the judge dismissed the U.S. action and the LVSC entities' sanctions motion. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
Steven C. Jacobs v. Las Vegas Sands Corp., et al.
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
Securities and Exchange Commission / Department of Justice
On February 9, 2011, LVSC received a subpoena from the Securities and Exchange Commission (the “SEC”) requesting that the Company produce documents relating to its compliance with the Foreign Corrupt Practices Act (the “FCPA”). The Company was also advised by the Department of Justice (the “DOJ”) that it was conducting a similar investigation. On April 7, 2016, the SEC announced a comprehensive civil administrative settlement with LVSC in which LVSC neither admitted nor denied allegations related to the internal controls and books and records provisions of the FCPA pursuant to Section 21(c) of the Securities Exchange Act of 1934, as amended (the "SEC Order"). The Company’s cooperation through the Audit Committee and its remedial actions, which began prior to the government’s investigation, including separation of individuals, were credited by the SEC in the settlement, which included a $9 million civil monetary penalty and the Company retaining an independent consultant for a period of two years to review and evaluate the Company’s FCPA compliance procedures and make recommendations for adoption by the Company. On January 19, 2017, LVSC entered into a Non-Prosecution Agreement with the DOJ (the “NPA”) pursuant to which LVSC agreed to pay a penalty of $7 million and to certain compliance, reporting and cooperation obligations. The SEC Order and NPA resolve all inquiries related to the government investigations commenced in 2011 regarding the Company’s compliance with the FCPA.
Macao Concession and Subconcession
On June 26, 2002, the Macao government granted a concession to operate casinos in Macao through June 26, 2022, subject to certain qualifications, to Galaxy Casino Company Limited (“Galaxy”), a consortium of Macao and Hong Kong-based investors. During December 2002, VML and Galaxy entered into a subconcession agreement that was recognized and approved by the Macao government and allows VML to develop and operate casino projects, including The Venetian Macao, Sands Cotai Central, The Parisian Macao, the Plaza Casino at the Four Seasons Macao and Sands Macao separately from Galaxy. Beginning on December 26, 2017, the Macao government may redeem the subconcession agreement by providing the Company at least one year prior notice.
Under the subconcession, the Company is obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2016). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,555, $18,778 and $125, respectively, at exchange rates in effect on December 31, 2016), subject to a minimum of 45 million patacas (approximately $6 million at exchange rates in effect on December 31, 2016). The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. The Company must also contribute 4% of its gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. Based on the number and types of gaming tables employed and gaming machines in operation as of December 31,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2016, the Company was obligated under its subconcession to make minimum future payments of approximately $41 million in each of the next five years and approximately $21 million thereafter.
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
Operating Leases
The Company leases real estate and various equipment under operating lease arrangements with terms in excess of one year. As of December 31, 2016, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (in millions):

2017	$10
2018	5
2019	3
2020	3
2021	3
Thereafter	130
Total minimum payments	$154
Expenses incurred under operating lease agreements, including those that are short-term and variable-rate in nature, totaled $71 million, $75 million and $67 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Note 14 — Stock-Based Employee Compensation
The Company has two equity award plans, the 2004 Plan and the SCL Equity Plan, which are described below. The plans provide for the granting of equity awards pursuant to the applicable provisions of the Internal Revenue Code and regulations.
Las Vegas Sands Corp. 2004 Equity Award Plan
The Company adopted the 2004 Plan for grants of options to purchase its common stock. The purpose of the 2004 Plan is to give the Company a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan provides for an aggregate of 26,344,000 shares of the Company’s common stock to be available for awards. The 2004 Plan originally had a term of ten years, but in June 2014, the Company's Board of Directors approved an amendment to the 2004 Plan, extending the term to December 2019. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2016, there were 3,240,403 shares available for grant under the 2004 Plan.
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
Sands China Ltd. Equity Award Plan
The Company’s subsidiary, SCL, adopted an equity award plan (the “SCL Equity Plan”) for grants of options to purchase ordinary shares of SCL. The purpose of the SCL Equity Plan is to give SCL a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide SCL with a stock plan providing incentives directly related to increases in its stockholder value. Subject to certain criteria as defined in the SCL Equity Plan, SCL’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the SCL Equity Plan. The SCL Equity Plan provides for an aggregate of 804,786,508 shares of SCL’s common stock to be available for awards. The SCL Equity Plan has a term of ten years and no further awards may be granted after the expiration of the term. SCL’s remuneration committee may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2016, there were 742,442,726 shares available for grant under the SCL Equity Plan.
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
Stock-Based Employee Compensation Activity
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014
LVSC 2004 Plan:
Weighted average volatility	33.5%	37.3%	56.5%
Expected term (in years)	5.6	5.8	6.0
Risk-free rate	1.4%	1.3%	1.7%
Expected dividends	5.7%	4.7%	4.6%
SCL Equity Plan:
Weighted average volatility	40.8%	40.4%	65.1%
Expected term (in years)	4.4	4.0	6.3
Risk-free rate	1.2%	0.7%	1.3%
Expected dividends	5.5%	5.6%	3.0%

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of the stock option activity for the Company’s equity award plans for the year ended December 31, 2016, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
LVSC 2004 Plan:
Outstanding as of January 1, 2016	6,449,635	$61.86
Granted	1,672,458	51.39
Exercised	(233,804)	47.47
Forfeited	(585,925)	63.32
Outstanding as of December 31, 2016	7,302,364	$59.80	5.52	$19
Exercisable as of December 31, 2016	3,654,975	$65.07	2.53	$14
SCL Equity Plan:
Outstanding as of January 1, 2016	25,473,796	$5.17
Granted	18,407,200	3.56
Exercised	(1,829,400)	3.06
Forfeited	(3,824,975)	5.40
Outstanding as of December 31, 2016	38,226,621	$4.48	8.03	$22
Exercisable as of December 31, 2016	11,284,937	$5.07	6.29	$6

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of the unvested restricted stock and stock units under the Company’s equity award plans for the year ended December 31, 2016, is presented below:

	Shares	Weighted Average Grant Date Fair Value
LVSC 2004 Plan:
Unvested Restricted Stock
Balance as of January 1, 2016	191,586	$51.42
Granted	61,546	42.50
Vested	(146,761)	47.56
Forfeited	(9,318)	56.38
Balance as of December 31, 2016	97,053	$51.11
Unvested Restricted Stock Units
Balance as of January 1, 2016	101,900	$60.05
Granted	—	—
Vested	(28,750)	56.14
Forfeited	—	—
Balance as of December 31, 2016	73,150	$61.59
SCL Equity Plan:
Unvested Restricted Stock Units, Equity-Settled
Balance as of January 1, 2016	1,402,331	$7.29
Granted	—	—
Vested	—	—
Modified to cash-settled	(284,103)	7.13
Forfeited	(266,228)	6.76
Balance as of December 31, 2016	852,000	$7.51
Unvested Restricted Stock Units, Cash-Settled
Balance as of January 1, 2016	798,374	$5.89
Granted	—	—
Modified from equity-settled	284,103	7.13
Vested	(846,841)	5.96
Forfeited	—	—
Balance as of December 31, 2016	235,636	$7.13
As a result of SCL cash-settling and planning to cash-settle certain future unvested restricted share units on their vesting dates, 284,103 outstanding restricted stock units under the SCL Equity Plan were modified from equity awards to cash-settled liability awards during the year ended December 31, 2016. The modification affected one employee and resulted in no additional compensation expense. The fair value of these awards is remeasured each reporting period until the vesting dates. Upon settlement, SCL will pay the grantees an amount in cash calculated based on the higher of (i) the closing price of SCL's shares on the vesting date, and (ii) the average closing price of SCL's shares for the five trading days immediately preceding the vesting date. During the year ended December 31, 2016, SCL paid $1 million to settle vested restricted share units that were previously classified as equity awards. The accrued liability associated with these cash-settled restricted stock units was $3 million as of December 31, 2016.
As of December 31, 2016, under the 2004 Plan there was $33 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested stock options and there was $1 million of unrecognized compensation cost, net of estimated forfeitures of 8.0% per year, related to unvested restricted stock and stock units. The stock option and restricted stock and stock unit costs are expected to be recognized over a weighted average period of 3.1 years and 0.8 years, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of December 31, 2016, under the SCL Equity Plan there was $15 million of unrecognized compensation cost, net of estimated forfeitures of 11.3% per year, related to unvested stock options and there was $2 million of unrecognized compensation cost related to unvested restricted stock units. The stock option and restricted stock unit costs are expected to be recognized over a weighted average period of 2.9 years and 1.0 years, respectively.
The stock-based compensation activity for the 2004 Plan and SCL Equity Plan is as follows for the three years ended December 31, 2016 (dollars in millions, except weighted average grant date fair values):

	Year Ended December 31,
	2016	2015	2014
Compensation expense:
Stock options	$25	$26	$25
Restricted stock and stock units	10	20	23
	$35	$46	$48
Income tax benefit recognized in the consolidated statements of operations	$6	$7	$7
Compensation cost capitalized as part of property and equipment	$—	$—	$1
LVSC 2004 Plan:
Stock options granted	1,672,458	441,809	2,359,455
Weighted average grant date fair value	$8.62	$11.97	$20.25
Restricted stock granted	61,546	49,438	31,137
Weighted average grant date fair value	$42.50	$59.57	$75.46
Restricted stock units granted	—	—	9,984
Weighted average grant date fair value	$—	$—	$68.30
Stock options exercised:
Intrinsic value	$3	$25	$105
Cash received	$11	$13	$45
Tax benefit realized for tax deductions from stock-based compensation	$—	$1	$—
SCL Equity Plan:
Stock options granted	18,407,200	6,744,000	11,660,500
Weighted average grant date fair value	$0.73	$0.76	$3.40
Equity-settled restricted stock units granted	—	118,800	362,800
Weighted average grant date fair value	$—	$4.90	$6.81
Stock options exercised:
Intrinsic value	$2	$3	$19
Cash received	$6	$4	$11
Tax benefit realized for tax deductions from stock-based compensation	$—	$—	$—
Note 15 — Employee Benefit Plans
The Company is self-insured for health care and workers compensation benefits for its U.S. employees. The liability for claims filed and estimates of claims incurred but not filed is included in other accrued liabilities in the accompanying consolidated balance sheets.
Participation in the VCR 401(k) employee savings plan is available for all eligible employees after a three-month probation period. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 subject to a cap whereby the amount of the contributions do not exceed 5% of the participating employee’s eligible gross wages. For the years ended December 31, 2016, 2015 and

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2014, the Company’s matching contributions under the savings plan were $9 million, $10 million and $9 million, respectively.
Participation in VML’s provident retirement fund is available for all permanent employees after a three-month probation period. VML contributes 5% of each employee’s basic salary to the fund and the employee is eligible to receive, upon resignation, 30% of these contributions after working for three consecutive years, gradually increasing to 100% after working for ten years. For the years ended December 31, 2016, 2015 and 2014, VML’s contributions into the provident fund were $35 million, $33 million and $31 million, respectively.
Participation in MBS’s provident retirement fund is available for all permanent employees that are Singapore residents upon joining the Company. As of December 31, 2016, MBS contributes 17% of each employee’s basic salary to the fund, subject to certain caps as mandated by local regulations. The employee is eligible to receive funds upon reaching the retirement age or upon meeting requirements set up by local regulations. For the years ended December 31, 2016, 2015 and 2014, MBS’s contributions into the provident fund were $35 million, $32 million and $30 million, respectively.
Note 16 — Related Party Transactions
During the years ended December 31, 2016, 2015 and 2014, the Principal Stockholder and his family purchased certain services from the Company including lodging, banquet services and the use of Company personnel for approximately $3 million, $2 million and $1 million, respectively. For each of the years ended December 31, 2016, 2015 and 2014, the Company incurred and made payments of $2 million for food and beverage services provided by restaurants that the Principal Stockholder has an ownership interest in.
During the years ended December 31, 2016, 2015 and 2014, the Company incurred and paid certain expenses totaling $3 million, $4 million and $6 million, respectively, to its Principal Stockholder related to the Company’s use of his personal aircraft and yacht (during 2016) for business purposes. In addition, during the years ended December 31, 2016, 2015 and 2014, the Company charged and received from the Principal Stockholder $17 million, $20 million and $18 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholder’s use of Company aviation personnel and assets for personal purposes.
Note 17 — Segment Information
The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; The Parisian Macao, which opened in September 2016; Four Seasons Macao; Sands Macao; Marina Bay Sands; Las Vegas Operating Properties; and Sands Bethlehem. The Company also reviews construction and development activities for each of its primary projects currently under development, in addition to its reportable segments noted above, which include the remainder of Sands Cotai Central and the Four Seasons apart-hotel tower in Macao and our Las Vegas condominium project (which construction currently is suspended) in the United States. The Company has included Ferry Operations and Other (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to its properties in Macao) to reconcile to consolidated results of operations and financial condition. The Company has included Corporate and Other (which includes the Las Vegas Condo Tower and corporate activities of the Company) to reconcile to consolidated financial condition. The information as of and for the year ended December 31, 2014, has been reclassified to conform to the current presentation. The Company’s segment information is as follows as of and for the years ended December 31, 2016, 2015 and 2014 (in millions):

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Year Ended December 31,
	2016	2015	2014
Net Revenues
Macao:
The Venetian Macao	$2,895	$2,987	$4,040
Sands Cotai Central	1,965	2,182	3,134
The Parisian Macao	413	—	—
Four Seasons Macao	597	691	1,108
Sands Macao	688	879	1,175
Ferry Operations and Other	174	160	152
	6,732	6,899	9,609
Marina Bay Sands	2,799	2,952	3,214
United States:
Las Vegas Operating Properties	1,537	1,508	1,479
Sands Bethlehem	571	549	504
	2,108	2,057	1,983
Intersegment eliminations	(229)	(220)	(222)
Total net revenues	$11,410	$11,688	$14,584

	Year Ended December 31,
	2016	2015	2014
Intersegment Revenues
Macao:
The Venetian Macao	$6	$6	$6
Sands Cotai Central	1	1	—
Ferry Operations and Other	39	39	42
	46	46	48
Marina Bay Sands	8	10	12
Las Vegas Operating Properties	175	164	162
Total intersegment revenues	$229	$220	$222

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Year Ended December 31,
	2016	2015	2014
Adjusted Property EBITDA
Macao:
The Venetian Macao	$1,089	$1,079	$1,546
Sands Cotai Central	616	651	1,001
The Parisian Macao	114	—	—
Four Seasons Macao	221	243	375
Sands Macao	172	226	339
Ferry Operations and Other	32	23	4
	2,244	2,222	3,265
Marina Bay Sands	1,389	1,507	1,723
United States:
Las Vegas Operating Properties	356	305	314
Sands Bethlehem	141	136	120
	497	441	434
Consolidated adjusted property EBITDA(1)	4,130	4,170	5,422
Other Operating Costs and Expenses
Stock-based compensation	(14)	(22)	(29)
Corporate	(256)	(176)	(175)
Pre-opening	(130)	(48)	(26)
Development	(9)	(10)	(14)
Depreciation and amortization	(1,111)	(999)	(1,031)
Amortization of leasehold interests in land	(38)	(39)	(41)
Loss on disposal or impairment of assets	(79)	(35)	(7)
Operating income	2,493	2,841	4,099
Other Non-Operating Costs and Expenses
Interest income	10	15	26
Interest expense, net of amounts capitalized	(274)	(265)	(274)
Other income	31	31	2
Loss on modification or early retirement of debt	(5)	—	(20)
Income tax expense	(239)	(236)	(245)
Net income	$2,016	$2,386	$3,588
_________________________

(1)
Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is net income before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Gaming companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific casino properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. The Company has significant uses of cash flow, including capital expenditures, dividend payments, interest

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

payments and debt principal repayments, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, consolidated adjusted property EBITDA as presented by Las Vegas Sands Corp. may not be directly comparable to similarly titled measures presented by other companies.

	Year Ended December 31,
	2016	2015	2014
Capital Expenditures
Corporate and Other	$11	$11	$32
Macao:
The Venetian Macao	94	82	125
Sands Cotai Central	128	403	346
The Parisian Macao	925	767	391
Four Seasons Macao	16	15	41
Sands Macao	18	22	40
Ferry Operations and Other	4	4	3
	1,185	1,293	946
Marina Bay Sands	83	130	80
United States:
Las Vegas Operating Properties	92	77	109
Sands Bethlehem	27	18	12
	119	95	121
Total capital expenditures	$1,398	$1,529	$1,179

	December 31,
	2016	2015	2014
Total Assets
Corporate and Other	$465	$463	$558
Macao:
The Venetian Macao	2,642	2,949	3,850
Sands Cotai Central	4,152	4,394	4,753
The Parisian Macao	2,711	1,649	805
Four Seasons Macao	966	1,039	1,158
Sands Macao	316	373	415
Ferry Operations and Other	281	288	305
	11,068	10,692	11,286
Marina Bay Sands	5,031	5,497	6,029
United States:
Las Vegas Operating Properties	3,214	3,518	3,621
Sands Bethlehem	691	693	713
	3,905	4,211	4,334
Total assets	$20,469	$20,863	$22,207

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31,
	2016	2015	2014
Total Long-Lived Assets(1)
Corporate and Other	$264	$335	$357
Macao:
The Venetian Macao	1,726	1,795	1,893
Sands Cotai Central	3,720	3,944	3,815
The Parisian Macao	2,572	1,646	804
Four Seasons Macao	874	904	932
Sands Macao	245	266	287
Ferry Operations and Other	157	168	177
	9,294	8,723	7,908
Marina Bay Sands	4,192	4,476	4,874
United States:
Las Vegas Operating Properties	2,815	2,909	3,024
Sands Bethlehem	548	551	562
	3,363	3,460	3,586
Total long-lived assets	$17,113	$16,994	$16,725
_________________________

(1)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and leasehold interests in land, net of accumulated amortization.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 18 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First	Second(1)	Third(2)	Fourth(3)	Total
	(In millions, except per share data)
2016
Net revenues	$2,717	$2,649	$2,969	$3,075	$11,410
Operating income	586	518	720	669	2,493
Net income	409	394	606	607	2,016
Net income attributable to Las Vegas Sands Corp.	320	328	513	509	1,670
Basic earnings per share	0.40	0.41	0.65	0.64	2.10
Diluted earnings per share	0.40	0.41	0.65	0.64	2.10
2015
Net revenues	$3,011	$2,921	$2,894	$2,862	$11,688
Operating income	711	689	739	702	2,841
Net income	611	582	618	575	2,386
Net income attributable to Las Vegas Sands Corp.	512	469	519	466	1,966
Basic earnings per share	0.64	0.59	0.65	0.59	2.47
Diluted earnings per share	0.64	0.59	0.65	0.59	2.47
________________________

(1)	The Company recorded a non-recurring corporate expense of $79 million in June 2016.

(2)	During Q3 2016, the Company recorded pre-opening expenses of $86 million in connection with the opening of The Parisian Macao in September 2016.

(3)
During Q4 2016, the Company recognized a loss on disposal or impairment of assets of $64 million, primarily related to the write-off of costs related to the Las Vegas Condo Tower, as well as other dispositions at the Company's various operating properties.

Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
For the Years Ended December 31, 2016, 2015 and 2014

Description	Balance at Beginning of Year	Provision for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Year
	(In millions)
Allowance for doubtful accounts:
2014	$630	186	(143)	$673
2015	$673	156	(192)	$637
2016	$637	173	(234)	$576

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In millions)
Deferred income tax asset valuation allowance:
2014	$1,519	1,012	(46)	$2,485
2015	$2,485	840	(23)	$3,302
2016	$3,302	907	(12)	$4,197

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2016, and have concluded that they are effective at the reasonable assurance level.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (2013).”

Based on this assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on this framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
ITEM 9B. — OTHER INFORMATION
None.
PART III

ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 21, 2017 (the “Proxy Statement”), including under the captions “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding the Board of Directors and Its Committees.”
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
10.3
First Amendment, dated as of May 2, 2016, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of December 19, 2013, among Las Vegas Sands, LLC, the Guarantors party thereto, the Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2016 and filed on August 5, 2016).

10.4
Second Amendment, dated as of August 12, 2016, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of December 19, 2013, among Las Vegas Sands, LLC, the Guarantors party thereto, the Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2016 and filed on November 4, 2016).

10.5*
Third Amendment, dated as of December 27, 2016, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of December 19, 2013, among Las Vegas Sands, LLC, the Guarantors party thereto, the Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent.

10.6
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

10.7
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

10.8
Amendment and Restatement Agreement, dated as of June 30, 2016, among VML US Finance LLC, as Borrower, Guarantors Party Hereto, Lenders Party Hereto and Bank of China Limited, Macau Branch, as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2016 and filed on November 4, 2016).

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

10.13
Amendment and Restatement Agreement dated as of August 29, 2014, to the Facility Agreement, dated as of June 25, 2012 (as amended by an amendment agreement dated November 20, 2013), among Marina Bay Sands Pte. Ltd., as borrower, various lenders party thereto, DBS Bank Ltd. (“DBS”), Oversea-Chinese Banking Corporation Limited, United Overseas Bank Limited and  Malayan Banking Berhad, Singapore Branch, as global coordinators, DBS, as agent and security trustee, and DBS, Oversea-Chinese Banking Corporation Limited, United Overseas Bank Limited, Malayan Banking Berhad, Singapore Branch, Standard Chartered Bank, Sumitomo Mitsui Banking Corporation and CIMB Bank Berhad, Singapore Branch, as mandated lead arrangers (including as Schedule 3 thereto, the Form of Amended and Restated Facility Agreement) (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2014 and filed on November 5, 2014).

10.14
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

10.15
Construction Agency Agreement, dated as of May 1, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Amendment No. 2 to Las Vegas Sands, Inc.’s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).

10.16
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

10.19
Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, June 26, 2002, by and among the Macao Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands, Inc.’s Form 10-K (File No. 333-42147) for the year ended December 31, 2002 and filed on March 31, 2003).

10.20†
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

Exhibit No.	Description of Document
10.21
Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macao Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.39 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.22
Amendment, published on April 22, 2008, to Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macau Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2008 and filed on May 9, 2008).

10.23
Land Concession Agreement, dated as of February 23, 2007, relating to the Venetian Macao, Four Seasons Macao and Site 3 among the Macau Special Administrative Region, Venetian Cotai Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2007 and filed on May 10, 2007).

10.24
Amendment published on October 28, 2008, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.25
Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.26
Supplement to Development Agreement, dated December 11, 2009, by and between Singapore Tourism Board and Marina Bay Sands PTE. LTD (incorporated by reference from Exhibit 10.76 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2009 and filed on March 1, 2010).

10.27
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

10.29
Energy Services Agreement Amendment No. 2, dated as of July 1, 2006, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.77 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2006 and filed on February 28, 2007).

10.30
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

10.31
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
10.33
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

10.34
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

10.35
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

10.36+
Las Vegas Sands Corp. 2004 Equity Award Plan (Amended and Restated) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

10.37+
Form of Director Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

10.38+
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

10.39+
Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-118827) dated December 8, 2004).

10.40+
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

10.41+
Form of Nonqualified Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-118827) dated December 8, 2004).

10.42+
Form of Nonqualified Stock Option Agreement under the Company’s 2004 Equity Award Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2009 and filed August 7, 2009).

10.43+
Form of Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.51 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2010 and filed on March 1, 2011).

10.44+
Las Vegas Sands Corp. Amended and Restated Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

10.45+
Las Vegas Sands Corp. Amended and Restated Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373 for the quarter ended June 30, 2016 and filed on August 5, 2016).

10.46+
Form of Director Restricted Stock Units Award Agreement under the Company's 2004 Equity Award Plan (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

10.47+	Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on February 9, 2007).

Exhibit No.	Description of Document
10.48+
Employment Agreement, dated as of November 18, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and Sheldon G. Adelson (incorporated by reference from Exhibit 10.36 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) dated November 22, 2004).

10.49+
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

10.52+
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

10.54+
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

10.57+
Employment Agreement, dated as of January 11, 2011, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.60 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

10.58+
Terms of Continued Employment, dated as of March 7, 2012, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2012 and filed on May 10, 2012).

10.59+
Employment Agreement, dated as of April 1 2012, between Las Vegas Sands Corp. and Chris J. Cahill (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

10.60+
Amendment to Employment Agreement, effective December 31, 2012, between Las Vegas Sands Corp. and Chris J. Cahill (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

10.61+
Amendment to Employment Agreement, dated as of March 27, 2013, between Las Vegas Sands Corp. and Chris J. Cahill (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

Exhibit No.	Description of Document
10.62+
Employment Letter, dated April 15, 2011, from Las Vegas Sands Corp. to John Caparella (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

10.63+
Amendment to Employment Letter, effective December 31, 2012, between Las Vegas Sands Corp. and John Caparella (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2013 and filed on May 10, 2013).

10.64
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

10.65
Purchase and Sale Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.’s Current Report on Form 8-K (File No. 333-42147) filed on April 16, 2004).

10.66
Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands, Inc.’s Current Report on Form 8-K (File No. 333-42147) filed on April 16, 2004).

10.67
Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company’s Amendment No. 1 to Registration Statement on Form S- 1 (File No. 333-118827) dated October 25, 2004).

10.68
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

10.69
Second Amended and Restated Registration Rights Agreement, dated as of November 14, 2008, by and among Las Vegas Sands Corp., Dr. Miriam Adelson and the other Adelson Holders (as defined therein) that are party to the agreement from time to time (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on November 14, 2008).

10.70
Investor Rights Agreement, dated as of September 30, 2008, by and between Las Vegas Sands Corp. and the Investor named therein (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.71
Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (File No. 333-118827) dated September 3, 2004).

10.72
Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) dated November 22, 2004).

10.73
First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (File No. 333-118827) dated September 3, 2004).

10.74
Tax Indemnification Agreement, dated as of December 17, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and the stockholders named therein (incorporated by reference from Exhibit 10.56 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on April 4, 2005).

Exhibit No.	Description of Document
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

10.81
Aircraft Time Sharing Agreement, dated as of January 1, 2005, by and between Interface Operations LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2005 and filed November 14, 2005).

10.82
Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.48 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.83
Aircraft Time Sharing Agreement dated as of April 14, 2011, between Las Vegas Sands Corp. and Interface Operations, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2011).

10.84+
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.82 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

10.85+
Form of Restricted Stock Award agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.86 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.86+
Form of Restricted Stock Units Award agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.87 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.87+
Terms of Continued Employment, dated December 9, 2014, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.81 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2014 and filed on February 27, 2015).

10.88+
Las Vegas Sands Corp. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.88 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.89+
Letter of Appointment for Executive, dated August 4, 2010, between Venetian Macau Limited and Edward M. Tracy (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2014 and filed on May 7, 2014).

Exhibit No.	Description of Document
10.90+
Contract Renewal, dated May 10, 2012, between Venetian Macau Limited and Edward Matthew Tracy (incorporated by reference from Exhibit 10.2.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2014 and filed on May 7, 2014).

10.91+
Contract Renewal, dated May 1, 2013, between Venetian Macau Limited and Edward Matthew Tracy (incorporated by reference from Exhibit 10.2.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2014 and filed on May 7, 2014).

10.92+
Form of Director Restricted Stock Units Award Agreement (with deferred settlement) under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

10.93+
Form of Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

10.94+
Employment Agreement, dated as of March 17, 2015, between Venetian Casino Resort, LLC and George M. Markantonis (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2015 and filed on May 7, 2015).

10.95+
Separation and General Release, dated as of January 15, 2015, between Edward M. Tracy and Venetian Macau Limited, its subsidiaries, affiliates and related entities incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2015 and filed on May 7, 2015).

10.96+
Separation Agreement and General Release, dated as of November 4, 2015, between Michael Quartieri and Las Vegas Sands Corp.(incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2015 and filed on November 5, 2015).

10.97+
Terms of Continued Employment, dated February 18, 2016, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Ira H. Raphaelson (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2016 and filed on May 6, 2016).

10.98+
Terms of Continued Employment, dated March 28, 2016, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Patrick Dumont (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2016 and filed on May 6, 2016).

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

ITEM 16. — FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.
February 24, 2017	/S/ SHELDON G. ADELSON
Sheldon G. Adelson, Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SHELDON G. ADELSON	Chairman of the Board, Chief	February 24, 2017
Sheldon G. Adelson	Executive Officer and Director

/S/ ROBERT G. GOLDSTEIN	President, Chief Operating Officer	February 24, 2017
Robert G. Goldstein	and Director

/S/ JASON N. ADER	Director	February 24, 2017
Jason N. Ader

/S/ IRWIN CHAFETZ	Director	February 24, 2017
Irwin Chafetz

/S/ MICHELINE CHAU	Director	February 24, 2017
Micheline Chau

/S/ CHARLES D. FORMAN	Director	February 24, 2017
Charles D. Forman

/S/ STEVEN L. GERARD	Director	February 24, 2017
Steven L. Gerard

/S/ GEORGE JAMIESON	Director	February 24, 2017
George Jamieson

/S/ CHARLES A. KOPPELMAN	Director	February 24, 2017
Charles A. Koppelman

/S/ DAVID F. LEVI	Director	February 24, 2017
David F. Levi
Executive Vice President and
/S/ PATRICK DUMONT		February 24, 2017
Patrick Dumont	Chief Financial Officer
Senior Vice President and
/S/ RANDY HYZAK		February 24, 2017
Randy Hyzak	Chief Accounting Officer