Form 10-Q
period 2017-03-31
LAS VEGAS SANDS CORP
filed 2017-05-05
CIK 1300514

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2017
Common Stock ($0.001 par value)	792,268,004 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,956	$2,128
Restricted cash and cash equivalents	10	10
Accounts receivable, net	683	776
Inventories	47	46
Prepaid expenses and other	124	138
Total current assets	2,820	3,098
Property and equipment, net	15,741	15,903
Leasehold interests in land, net	1,228	1,210
Intangible assets, net	100	103
Other assets, net	153	155
Total assets	$20,042	$20,469
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$104	$128
Construction payables	240	384
Other accrued liabilities	1,816	1,935
Income taxes payable	233	192
Current maturities of long-term debt	119	167
Total current liabilities	2,512	2,806
Other long-term liabilities	134	126
Deferred income taxes	208	200
Deferred amounts related to mall sale transactions	411	413
Long-term debt	9,671	9,428
Total liabilities	12,936	12,973
Commitments and contingencies (Note 6)
Equity:
Common stock, $0.001 par value, 1,000 shares authorized, 830 shares issued, 792 and 795 shares outstanding	1	1
Treasury stock, at cost, 38 and 35 shares	(2,593)	(2,443)
Capital in excess of par value	6,529	6,516
Accumulated other comprehensive loss	(61)	(119)
Retained earnings	2,121	2,222
Total Las Vegas Sands Corp. stockholders’ equity	5,997	6,177
Noncontrolling interests	1,109	1,319
Total equity	7,106	7,496
Total liabilities and equity	$20,042	$20,469
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,404	$2,082
Rooms	406	366
Food and beverage	213	188
Mall	157	135
Convention, retail and other	134	124
	3,314	2,895
Less — promotional allowances	(208)	(178)
Net revenues	3,106	2,717
Operating expenses:
Casino	1,327	1,220
Rooms	71	65
Food and beverage	111	102
Mall	16	14
Convention, retail and other	67	59
Provision for doubtful accounts	32	45
General and administrative	338	299
Corporate	42	47
Pre-opening	2	9
Development	3	2
Depreciation and amortization	321	260
Amortization of leasehold interests in land	10	10
(Gain) loss on disposal or impairment of assets	3	(1)
	2,343	2,131
Operating income	763	586
Other income (expense):
Interest income	3	2
Interest expense, net of amounts capitalized	(78)	(69)
Other expense	(36)	(47)
Loss on modification or early retirement of debt	(5)	—
Income before income taxes	647	472
Income tax expense	(69)	(63)
Net income	578	409
Net income attributable to noncontrolling interests	(98)	(89)
Net income attributable to Las Vegas Sands Corp.	$480	$320
Earnings per share:
Basic	$0.60	$0.40
Diluted	$0.60	$0.40
Weighted average shares outstanding:
Basic	794	794
Diluted	795	795
Dividends declared per common share	$0.73	$0.72
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2017	2016
	(In millions) (Unaudited)
Net income	$578	$409
Currency translation adjustment, before and after tax	56	57
Total comprehensive income	634	466
Comprehensive income attributable to noncontrolling interests	(96)	(88)
Comprehensive income attributable to Las Vegas Sands Corp.	$538	$378
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
	(In millions) (Unaudited)
Balance at January 1, 2016	$1	$(2,443)	$6,485	$(66)	$2,840	$1,601	$8,418
Net income	—	—	—	—	320	89	409
Currency translation adjustment	—	—	—	58	—	(1)	57
Exercise of stock options	—	—	1	—	—	—	1
Conversion of equity awards to liability awards	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	12	—	—	1	13
Dividends declared	—	—	—	—	(572)	(308)	(880)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Balance at March 31, 2016	$1	$(2,443)	$6,497	$(8)	$2,588	$1,379	$8,014
Balance at January 1, 2017	$1	$(2,443)	$6,516	$(119)	$2,222	$1,319	$7,496
Cumulative effect adjustment from change in accounting principle	—	—	1	—	(2)	1	—
Net income	—	—	—	—	480	98	578
Currency translation adjustment	—	—	—	58	—	(2)	56
Exercise of stock options	—	—	3	—	—	2	5
Stock-based compensation	—	—	9	—	—	1	10
Repurchase of common stock	—	(150)	—	—	—	—	(150)
Dividends declared	—	—	—	—	(579)	(307)	(886)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Balance at March 31, 2017	$1	$(2,593)	$6,529	$(61)	$2,121	$1,109	$7,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$578	$409
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	321	260
Amortization of leasehold interests in land	10	10
Amortization of deferred financing costs and original issue discount	11	11
Amortization of deferred gain on and rent from mall sale transactions	(1)	(1)
Loss on modification or early retirement of debt	5	—
(Gain) loss on disposal or impairment of assets	3	(1)
Stock-based compensation expense	10	13
Provision for doubtful accounts	32	45
Foreign exchange loss	18	10
Deferred income taxes	3	14
Changes in operating assets and liabilities:
Accounts receivable	71	155
Other assets	14	(4)
Accounts payable	(25)	(1)
Other liabilities	(87)	(121)
Net cash generated from operating activities	963	799
Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	(9)
Capital expenditures	(202)	(343)
Proceeds from disposal of property and equipment	—	2
Net cash used in investing activities	(202)	(350)
Cash flows from financing activities:
Proceeds from exercise of stock options	5	1
Repurchase of common stock	(150)	—
Dividends paid	(886)	(880)
Distributions to noncontrolling interests	(3)	(3)
Proceeds from long-term debt (Note 3)	305	350
Repayments of long-term debt (Note 3)	(220)	(419)
Payments of financing costs	(5)	—
Net cash used in financing activities	(954)	(951)
Effect of exchange rate on cash	21	19
Decrease in cash and cash equivalents	(172)	(483)
Cash and cash equivalents at beginning of period	2,128	2,179
Cash and cash equivalents at end of period	$1,956	$1,696

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,
	2017	2016
	(In millions) (Unaudited)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$65	$54
Cash payments for taxes, net of refunds	$30	$31
Change in construction payables	$(144)	$(20)
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$—	$1
Conversion of equity awards to liability awards	$—	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Organization and Business of Company
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2016, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year. The Company’s common stock is traded on the New York Stock Exchange under the symbol “LVS.”
The ordinary shares of the Company’s subsidiary, Sands China Ltd. (“SCL,” the indirect owner and operator of the majority of the Company’s operations in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China), are listed on The Main Board of The Stock Exchange of Hong Kong Limited (“SEHK”). The shares were not, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements. The Company currently owns 70.1% of SCL.
The Company has entered into various joint venture agreements with independent third parties, which have been consolidated based on accounting standards for variable interest entities. As of March 31, 2017 and December 31, 2016, the Company’s consolidated joint ventures had total assets of $79 million and total liabilities of $180 million and $173 million, respectively. The Company's joint ventures had intercompany liabilities of $178 million and $171 million as of March 31, 2017 and December 31, 2016, respectively.
Capital Financing Overview
The Company funds its development projects primarily through borrowings under its credit facilities and operating cash flows.
The Company held unrestricted cash and cash equivalents of $1.96 billion and restricted cash and cash equivalents of $10 million as of March 31, 2017. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. In March 2017, the Company entered into an agreement to amend its U.S. credit facility, which refinanced the term loans in an aggregate amount of $2.18 billion, extended the maturity of the term loans to March 29, 2024, removed the requirement to prepay outstanding revolving loans and/or permanently reduce revolving commitments in certain circumstances and lowered the applicable margin credit spread for borrowings under the term loans (see "— Note 3 — Long-Term Debt —2013 U.S. Credit Facility).
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Boards ("FASB") issued an accounting standard update (as subsequently amended) on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for fiscal years beginning after December 15, 2017, with early application permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company continues to assess the impact that the new standard will have on the Company's

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

financial condition, results of operations and cash flows, and related disclosures. Upon adoption, management expects the standard to change the presentation of, and accounting for, complimentary revenues and promotional allowances currently presented in the statements of operations in accordance with current industry standards. It is anticipated total promotional allowances will be netted against the related revenue categories and revenues and expenses will be allocated among the respective categories in a different manner. Management also anticipates a change in the manner the Company assigns value to accrued customer benefits related to its frequent players programs; however, this is not expected to have a material impact on the Company's financial condition or results of operations.
In March 2016, the FASB issued an accounting standard update to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification in the statement of cash flows and electing an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. The Company adopted this guidance effective January 1, 2017, and as a result, excess tax benefits or deficiencies related to the exercise or vesting of share-based awards are now reflected in the accompanying condensed consolidated statements of operations as a component of income tax expense, whereas previously they were recognized in stockholders’ equity when realized. As a result of the prior guidance that required that deferred tax assets are not recognized for net operating loss carryforwards or credit carryforwards resulting from windfall tax benefits, the Company had windfall tax benefits of $379 million as of December 31, 2016, that were not reflected in deferred tax assets. With the adoption of the new accounting standard, the Company recorded these deferred tax assets, but established a full valuation allowance against those deferred tax assets based on the determination that it was “more-likely-than-not” that those deferred tax assets would not be realized. The accompanying condensed consolidated statements of cash flows present excess tax benefits as an operating activity on a retrospective basis. The reclassification of the prior period had an immaterial impact on the Company’s cash flows from operating and financing activities. The Company has elected to account for forfeitures as they occur rather than account for forfeitures based upon an estimated rate. This change in accounting policy was adopted on a modified retrospective basis and resulted in a $2 million cumulative effect adjustment to retained earnings.
Reclassification
Certain amounts in the condensed consolidated balance sheet as of December 31, 2016, and the condensed consolidated statement of cash flows for the three months ended March 31, 2016, have been reclassified to be consistent with the current year presentation. The reclassification had no impact on the Company's financial condition, results of operations or cash flows.
Note 2 — Property and Equipment, Net
Property and equipment consists of the following:

	March 31, 2017	December 31, 2016
	(In millions)
Land and improvements	$665	$626
Building and improvements	17,548	17,478
Furniture, fixtures, equipment and leasehold improvements	3,796	3,720
Transportation	455	454
Construction in progress	1,085	1,094
	23,549	23,372
Less — accumulated depreciation and amortization	(7,808)	(7,469)
	$15,741	$15,903

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Construction in progress consists of the following:

	March 31, 2017	December 31, 2016
	(In millions)
Four Seasons Macao (principally the Four Seasons Apartments)	$435	$430
Sands Cotai Central	273	286
The Parisian Macao	27	39
Other	350	339
	$1,085	$1,094
The $350 million in other construction in progress as of March 31, 2017, consists primarily of construction of a high-rise residential condominium tower (the "Las Vegas Condo Tower") and various projects at The Venetian Macao.
The Company capitalized a nominal amount of interest expense during the three months ended March 31, 2017, and $10 million during the three months ended March 31, 2016. During the three months ended March 31, 2017 and 2016, the Company capitalized approximately $7 million and $8 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
Note 3 — Long-Term Debt
Long-term debt consists of the following:

	March 31, 2017	December 31, 2016
	(In millions)
Corporate and U.S. Related(1):
2013 U.S. Credit Facility — Extended Term B (net of unamortized original issue discount and deferred financing costs of $12)	$2,165	$—
2013 U.S. Credit Facility — Term B (net of unamortized original issue discount and deferred financing costs of $13)	—	2,170
2013 U.S. Credit Facility — Extended Revolving	—	36
Airplane Financings	—	56
HVAC Equipment Lease	13	14
Macao Related(1):
2016 VML Credit Facility — Term (net of unamortized deferred financing costs of $66 and $69, respectively)	4,047	4,049
2016 VML Credit Facility — Non-Extended Term (net of unamortized deferred financing costs of $3 and $4, respectively)	266	266
2016 VML Credit Facility — Revolving	200	—
Other	8	8
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $42 and $44, respectively)	3,091	2,996
	9,790	9,595
Less — current maturities	(119)	(167)
Total long-term debt	$9,671	$9,428
____________________

(1)
Unamortized deferred financing costs of $32 million and $35 million as of March 31, 2017 and December 31, 2016, respectively, related to the U.S., Macao and Singapore revolving credit facilities are included in other assets, net in the accompanying condensed consolidated balance sheets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2013 U.S. Credit Facility
During March 2017, the Company entered into an agreement (the "Amendment Agreement") to amend the existing 2013 U.S. Credit Facility, to among other things, refinance the term loans (by way of continuing or replacing existing term loans) in an aggregate amount of $2.18 billion (the “2013 Extended U.S. Term B Facility”) and to lower the applicable margin credit spread for adjusted Eurodollar rate term loans from 2.25% to 2.00% per annum and for alternative base rate term loans from 1.25% to 1.00% per annum (the interest rate was set at 3.0% as of March 31, 2017). Additionally, the Amendment Agreement removed the requirement to prepay outstanding revolving loans and/or permanently reduce revolving commitments in certain circumstances and extended the maturity date of the term loans from December 19, 2020 to March 29, 2024. The 2013 Extended U.S. Term B Facility is subject to quarterly amortization payments of $5 million, which began on March 31, 2017, followed by a balloon payment of $2.03 billion due on March 29, 2024. The Company recorded a $5 million loss on modification of debt during the three months ended March 31, 2017, in connection with the Amendment Agreement.
As of March 31, 2017, the Company had $1.15 billion of available borrowing capacity under the 2013 Extended U.S. Revolving Facility, net of outstanding letters of credit.
Airplane Financings
In March 2017, the Company repaid the outstanding $56 million balance under the Airplane Financings.
2016 VML Credit Facility
As of March 31, 2017, the Company had $1.80 billion of available borrowing capacity under the 2016 VML Revolving Facility.
2012 Singapore Credit Facility
As of March 31, 2017, the Company had 495 million Singapore dollars ("SGD," approximately $355 million at exchange rates in effect on March 31, 2017) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.
Debt Covenant Compliance
As of March 31, 2017, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Proceeds from 2016 VML Credit Facility	$300	$—
Proceeds from 2013 U.S. Credit Facility	5	—
Proceeds from 2011 VML Credit Facility	—	350
	$305	$350
Repayments on 2016 VML Credit Facility	$(100)	$—
Repayments on 2013 U.S. Credit Facility	(47)	(401)
Repayments on 2012 Singapore Credit Facility	(16)	(16)
Repayments on Airplane Financings	(56)	(1)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(1)	(1)
	$(220)	$(419)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of March 31, 2017 and December 31, 2016, was approximately $9.77 billion and $9.58 billion, respectively, compared to its carrying value of $9.89 billion and $9.70 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
Note 4 — Equity and Earnings Per Share
Common Stock
Dividends
On March 31, 2017, the Company paid a dividend of $0.73 per common share as part of a regular cash dividend program. During the three months ended March 31, 2017, the Company recorded $579 million as a distribution against retained earnings (of which $315 million related to the Principal Stockholder and his family and the remaining $264 million related to all other shareholders).
On March 31, 2016, the Company paid a dividend of $0.72 per common share as part of a regular cash dividend program. During the three months ended March 31, 2016, the Company recorded $572 million as a distribution against retained earnings (of which $311 million related to the Principal Stockholder and his family and the remaining $261 million related to all other shareholders).
In April 2017, the Company’s Board of Directors declared a quarterly dividend of $0.73 per common share (a total estimated to be approximately $578 million) to be paid on June 30, 2017, to shareholders of record on June 22, 2017.
Repurchase Program
In November 2016, the Company's Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which expires in November 2018. Repurchases of the Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions. During the three months ended March 31, 2017, the Company repurchased 2,723,482 shares of its common stock for $150 million (including commissions) under this program. During the three months ended March 31, 2016, no shares were repurchased under the previous program. All share repurchases of the Company's common stock have been recorded as treasury stock.
Noncontrolling Interests
On February 24, 2017, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") per share to SCL shareholders (a total of $1.03 billion, of which the Company retained $722 million during the three months ended March 31, 2017). On February 26, 2016, SCL paid a dividend of HKD 0.99 per share to SCL shareholders (a total of $1.03 billion, of which the Company retained $722 million during the three months ended March 31, 2016).
During the three months ended March 31, 2017 and 2016, the Company distributed $3 million to certain of its noncontrolling interests.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	794	794
Potential dilution from stock options and restricted stock and stock units	1	1
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	795	795
Antidilutive stock options excluded from the calculation of diluted earnings per share	7	7
Accumulated Other Comprehensive Loss
As of March 31, 2017 and December 31, 2016, accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.
Note 5 — Fair Value Measurements
The Company currently uses foreign currency forward contracts as effective economic hedges to manage a portion of its foreign currency exposure. Foreign currency forward contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The aggregate notional value of these foreign currency contracts was $427 million as of March 31, 2017 and December 31, 2016. As these derivatives have not been designated and/or do not qualify for hedge accounting, the changes in fair value are recognized as other income (expense) in the accompanying condensed consolidated statements of operations.
The following table provides the assets and liabilities carried at fair value:

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
As of March 31, 2017
Assets
Cash equivalents(1)	$829	$829	$—	$—
Liabilities
Forward contracts(2)	$3	$—	$3	$—
As of December 31, 2016
Assets
Cash equivalents(1)	$931	$931	$—	$—
Forward contracts(2)	$12	$—	$12	$—
____________________

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(2)
As of March 31, 2017 and December 31, 2016, the Company had 20 and 18 foreign currency forward contracts, respectively, with fair values based on recently reported market transactions of forward rates. Assets were included in prepaid expenses and other and liabilities were included in other accrued liabilities in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2017 and 2016, the Company recorded a loss of $15 million and $36 million, respectively, related to the change in fair value of the forward contracts.

Note 6 — Commitments and Contingencies
Litigation
The Company is involved in other litigation in addition to those noted below, arising in the normal course of business. Management has made certain estimates for potential litigation costs based upon consultation with legal counsel and has accrued a nominal amount for such costs as of March 31, 2017. Actual results could differ from these estimates; however, in the opinion of management, such litigation and claims will not have a material effect on the Company’s financial condition, results of operations and cash flows.
Round Square Company Limited v. Las Vegas Sands Corp.
On October 15, 2004, Richard Suen and Round Square Company Limited ("Roundsquare") filed an action against LVSC, Las Vegas Sands, Inc. (“LVSI”), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the “District Court”), asserting a breach of an alleged agreement to pay a success fee of $5 million and 2.0% of the net profit from the Company’s Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $44 million. On June 30, 2008, a judgment was entered in this matter in the amount of $59 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court. On February 27, 2012, the District Court set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of Roundsquare in the amount of $70 million. On May 28, 2013, a judgment was entered in the matter in the amount of $102 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court requesting that the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court denied the Company’s motion. On October 17, 2013, the District Court entered an order granting plaintiff’s request for certain costs and fees associated with the litigation in the amount of approximately $1 million. On December 6, 2013, the Company filed a notice of appeal of the jury verdict with the Nevada Supreme Court. The Company filed its opening appellate brief with the Nevada Supreme Court on June 16, 2014. On August 19, 2014, the Nevada Supreme Court issued an order granting plaintiffs additional time until September 15, 2014, to file their answering brief. On September 15, 2014, Roundsquare filed a request to the Nevada Supreme Court to file a brief exceeding the maximum number of words, which was granted. On October 10, 2014, Roundsquare filed its answering brief. On January 12, 2015, the defendants filed their reply brief. On January 27, 2015, Roundsquare filed its reply brief. The Nevada Supreme Court set oral argument for December 17, 2015, before a panel of justices only to reset it for January 26, 2016, en banc. Oral arguments were presented to the Nevada Supreme Court as scheduled. On March 11, 2016, the Nevada Supreme Court issued an order affirming the judgment of liability, but reversing the damages award and remanding for a new trial on damages. On March 29, 2016, Roundsquare filed a petition for rehearing. The Nevada Supreme Court ordered an answer by the Company, which the Company filed on May 4, 2016.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On May 12, 2016, Roundsquare filed a motion for leave to file a reply brief in support of its petition for rehearing, and on May 19, 2016, the Company filed an opposition to that motion. On June 24, 2016, the Nevada Supreme Court issued an order granting Roundsquare's petition for rehearing and submitting the appeal for decision on rehearing without further briefing or oral argument. On July 22, 2016, the Nevada Supreme Court once again ordered a new trial as to plaintiff Roundsquare on the issue of quantum merit damages. A pre-trial hearing was set in District Court for December 12, 2016. At the December 12, 2016 hearing, the District Court indicated that it would allow a scope of trial and additional discovery into areas the Company opposed as inconsistent with the Nevada Supreme Court’s remand. The District Court issued a written order on the scope of retrial and discovery dated December 15, 2016. On January 5, 2017, the Company moved for a stay of proceedings in the District Court, pending the Nevada Supreme Court's resolution of the Company's petition for writ of mandamus or prohibition, which was filed on January 13, 2017. On February 13, 2017, the District Court denied the motion to stay proceedings and, on February 16, 2017, the Nevada Supreme Court denied the writ. The parties are presently engaged in document discovery. The Company has accrued a nominal amount for estimated costs related to this legal matter as of March 31, 2017. In the event that the Company’s assumptions used to evaluate this matter change in future periods, it may be required to record an additional liability for an adverse outcome.
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
Benyamin Kohanim v. Adelson, et al.
On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the Foreign Corrupt Practices Act. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the District Court in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012 deadline that expired on October 30, 2012. The defendants filed a motion to dismiss on November 1, 2012, based on the fact that the plaintiffs have suffered no damages. On January 23, 2013, the District Court denied the motion to dismiss in part, deferred the remainder of the motion to dismiss and stayed the proceedings until July 22, 2013. The District Court granted several successive stays since that time, but lifted the stay on April 25, 2017, following an in-chambers status check. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and VCR (collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $375 million at exchange rates in effect on March 31, 2017) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the "U.S. Defendants") for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC’s claims against the U.S. Defendants. On March 24, 2014, the Macao Judicial Court issued a Decision (Despacho Seneador) holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings, and that the claim should proceed exclusively against the U.S. Defendants. On May 8, 2014, AAEC lodged an appeal against that decision. The Macao Judicial Court further held that the existence of the pending application for recognition and enforcement of the U.S. Court of Appeals ruling before the Macao Second Instance Court did not justify a stay of the proceedings against the U.S. Defendants at the present time, although in principle an application for a stay of the proceedings against the U.S. Defendants could be reviewed after the Macao Second Instance Court had issued its decision. Evidence gathering by the Macao Judicial Court has commenced by letters rogatory. On June 25, 2014, the Macao Second Instance Court delivered a decision, which gave formal recognition to and allowed enforcement in Macao of the judgment of the U.S. Court of Appeals, dismissing AAEC's claims against the U.S. Defendants. AAEC appealed against the recognition decision to the Macao Court of Final Appeal, which, on May 6, 2015, dismissed the appeal and held the U.S. judgment to be final and have preclusive effect. The Macao Court of Final Appeal's decision became final on May 21, 2015. On June 5, 2015, the U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata. AAEC filed its response to that application on June 30, 2015. The U.S. Defendants filed their reply on July 23, 2015. On September 14, 2015, the Macao Judicial Court admitted two further legal opinions from Portuguese and U.S. law experts. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged on April 7, 2016, together with a request that the appeal be heard immediately. By a decision dated April 13, 2016, the Macao Judicial Court accepted that the appeal be heard immediately. Legal arguments were submitted May 23, 2016. AAEC replied to the legal arguments on or about July 14, 2016, which was three days late, upon payment of a penalty. The U.S. Defendants submitted a response on September 20, 2016. On December 13, 2016, the Macao Judicial Court confirmed its earlier decision not to stay the proceedings pending appeal. As at the end of December, 2016, all appeals (including VML’s dismissal and the res judicata appeals) were being transferred to the Macao Second Instance Court. On March 25, 2015, application was made by the U.S. Defendants to the Macao Judicial Court to revoke the legal aid granted to AAEC, accompanied by a request for evidence taking from AAEC, relating to the fees and expenses that they incurred and paid in the U.S. subsequent action referred to below. The Macao Public Prosecutor has opposed the action on the ground of lack of evidence that AAEC's financial position has improved. No decision has been issued in respect to that application up to the present time. A complaint against

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

AAEC's Macao lawyer arising from certain conduct in relation to recent U.S. proceedings was submitted to the Macao Lawyer's Association on October 19, 2015. A letter dated February 26, 2016, has been received from the Conselho Superior de Advocacia of the Macao Bar Association advising that disciplinary proceedings have commenced. A further letter dated April 5, 2016, was received from the Conselho Superior de Advocacia requesting confirmation that the signatories of the complaint were acting within their corporate authority. By a letter dated April 14, 2016, such confirmation has been provided. On September 28, 2016, the Conselho Superior de Advocacia invited comments on the defense which had been lodged by AAEC's Macao lawyer. On July 9, 2014, the plaintiff filed yet another action in the U.S. District Court against LVSC, LVSLLC, VCR (collectively, the "LVSC entities"), Sheldon G. Adelson, William P. Weidner, David Friedman and Does 1-50 for declaratory judgment, equitable accounting, misappropriation of trade secrets, breach of confidence and conversion based on a theory of copyright law. The claim is for $5.0 billion. On November 4, 2014, plaintiff finally effected notice on the LVSC entities which was followed by a motion to dismiss by the LVSC entities on November 10, 2014. Plaintiff failed to timely respond and on December 2, 2014, the LVSC entities moved for immediate dismissal and sanctions against plaintiff and his counsel for bringing a frivolous lawsuit. On December 19, 2014, plaintiff filed an incomplete and untimely response, which was followed by plaintiff's December 27, 2014 notice of withdrawal of the lawsuit and the LVSC entities' December 29, 2014, reply in favor of sanctions and dismissal with prejudice. On August 31, 2015, the judge dismissed the U.S. action and the LVSC entities' sanctions motion. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 7 — Segment Information
The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; The Parisian Macao, which opened in September 2016; Four Seasons Macao; Sands Macao; Marina Bay Sands; Las Vegas Operating Properties; and Sands Bethlehem. The Company also reviews construction and development activities for each of its primary projects under development, in addition to its reportable segments noted above, which include the remainder of Sands Cotai Central and the Four Seasons Apartment Hotel Macao, Cotai Strip (the "Four Seasons Apartments") in Macao, and our Las Vegas condominium project (which construction currently is suspended) in the United States. The Company has included Ferry Operations and Other, (comprised primarily of the Company's ferry operations and various other operations that are ancillary to its properties in Macao) to reconcile to condensed consolidated results of operations and financial condition. The Company has included Corporate and Other (which includes the Las Vegas Condo Tower and corporate activities of the Company) to reconcile to condensed consolidated financial condition. The Company’s segment information as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016, is as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net Revenues
Macao:
The Venetian Macao	$741	$749
Sands Cotai Central	467	530
The Parisian Macao	318	—
Four Seasons Macao	143	148
Sands Macao	182	175
Ferry Operations and Other	41	39
	1,892	1,641
Marina Bay Sands	700	604
United States:
Las Vegas Operating Properties	434	385
Sands Bethlehem	142	139
	576	524
Intersegment eliminations	(62)	(52)
Total net revenues	$3,106	$2,717

	Three Months Ended March 31,
	2017	2016
	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$1	$2
Ferry Operations and Other	10	9
	11	11
Marina Bay Sands	2	2
Las Vegas Operating Properties	49	39
Total intersegment revenues	$62	$52

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$289	$268
Sands Cotai Central	143	163
The Parisian Macao	82	—
Four Seasons Macao	51	48
Sands Macao	54	31
Ferry Operations and Other	5	8
	624	518
Marina Bay Sands	365	275
United States:
Las Vegas Operating Properties	122	87
Sands Bethlehem	36	38
	158	125
Consolidated adjusted property EBITDA(1)	1,147	918
Other Operating Costs and Expenses
Stock-based compensation	(3)	(5)
Corporate	(42)	(47)
Pre-opening	(2)	(9)
Development	(3)	(2)
Depreciation and amortization	(321)	(260)
Amortization of leasehold interests in land	(10)	(10)
Gain (loss) on disposal or impairment of assets	(3)	1
Operating income	763	586
Other Non-Operating Costs and Expenses
Interest income	3	2
Interest expense, net of amounts capitalized	(78)	(69)
Other expense	(36)	(47)
Loss on modification or early retirement of debt	(5)	—
Income tax expense	(69)	(63)
Net income	$578	$409
 ____________________

(1)
Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is net income before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, integrated resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. The Company has significant uses of cash flow, including capital expenditures, dividend payments, interest payments and debt principal repayments, which are not reflected in consolidated adjusted property EBITDA.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Not all companies calculate adjusted property EBITDA in the same manner. As a result, consolidated adjusted property EBITDA as presented by the Company may not be directly comparable to similarly titled measures presented by other companies.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Capital Expenditures
Corporate and Other	$1	$1
Macao:
The Venetian Macao	28	13
Sands Cotai Central	22	40
The Parisian Macao	54	248
Four Seasons Macao	7	2
Sands Macao	2	3
Ferry Operations and Other	1	1
	114	307
Marina Bay Sands	56	13
United States:
Las Vegas Operating Properties	26	16
Sands Bethlehem	5	6
	31	22
Total capital expenditures	$202	$343

	March 31, 2017	December 31, 2016
	(In millions)
Total Assets
Corporate and Other	$465	$465
Macao:
The Venetian Macao	2,321	2,642
Sands Cotai Central	4,021	4,152
The Parisian Macao	2,624	2,711
Four Seasons Macao	939	966
Sands Macao	306	316
Ferry Operations and Other	274	281
	10,485	11,068
Marina Bay Sands	4,964	5,031
United States:
Las Vegas Operating Properties	3,450	3,214
Sands Bethlehem	678	691
	4,128	3,905
Total assets	$20,042	$20,469

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(In millions)
Total Long-Lived Assets(1)
Corporate and Other	$258	$264
Macao:
The Venetian Macao	1,706	1,726
Sands Cotai Central	3,646	3,720
The Parisian Macao	2,519	2,572
Four Seasons Macao	870	874
Sands Macao	236	245
Ferry Operations and Other	154	157
	9,131	9,294
Marina Bay Sands	4,243	4,192
United States:
Las Vegas Operating Properties	2,792	2,815
Sands Bethlehem	545	548
	3,337	3,363
Total long-lived assets	$16,969	$17,113
 ____________________

(1)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and leasehold interests in land, net of accumulated amortization.

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
Operations
Generally, we view each of our integrated resort properties as an operating segment. Our operating segments in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China consist of The Venetian Macao Resort Hotel (“The Venetian Macao”); Sands Cotai Central; The Parisian Macao, which opened on September 13, 2016; the Four Seasons Hotel Macao, Cotai Strip and the Plaza Casino (collectively, the “Four Seasons Macao”); and the Sands Macao. Our operating segment in Singapore is the Marina Bay Sands. Our operating segments in the U.S. consist of the Las Vegas Operating Properties (as defined below) and the Sands Casino Resort Bethlehem (the "Sands Bethlehem"). Our properties in Las Vegas, Nevada include The Venetian Resort Hotel Casino (“The Venetian Las Vegas”) and The Palazzo Resort Hotel Casino (“The Palazzo”), as well as the Sands Expo and Convention Center (the “Sands Expo Center,” and together with The Venetian Las Vegas and The Palazzo, the “Las Vegas Operating Properties”).
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2016 Annual Report on Form 10-K filed on February 24, 2017.
There were no newly identified significant accounting estimates during the three months ended March 31, 2017, nor were there any material changes to the critical accounting policies and estimates discussed in our 2016 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended March 31,
	2017	2016	Percent Change
	(Dollars in millions)
Net revenues	$3,106	$2,717	14.3%
Operating expenses	2,343	2,131	9.9%
Operating income	763	586	30.2%
Income before income taxes	647	472	37.1%
Net income	578	409	41.3%
Net income attributable to Las Vegas Sands Corp.	480	320	50.0%

The increase in operating income was due to stronger results across our Macao, Singapore and Las Vegas property portfolio, partially offset by higher depreciation and amortization expense during the three months ended March 31, 2017, primarily due to the opening of The Parisian Macao in September 2016. The increase in net income attributable to Las Vegas Sands Corp. reflected the increase in operating income, partially offset by increases in net income attributable to noncontrolling interests, interest expense and income tax expense.
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
The following are the key measurements we use to evaluate operating revenues:
Casino revenue measurements for Macao and Singapore: Macao and Singapore table games are segregated into two groups: Rolling Chip play (composed of VIP players) and Non-Rolling Chip play (mostly non-VIP players). The volume measurement for Rolling Chip play is non-negotiable gaming chips wagered and lost. The volume measurement for Non-Rolling Chip play is table games drop (“drop”), which is net markers issued (credit instruments), cash deposited in the table drop boxes and gaming chips purchased at the cage. Rolling Chip and Non-Rolling Chip volume measurements are not comparable as the amounts wagered and lost for Rolling Chip play are substantially higher than the amounts dropped for Non-Rolling Chip play. Slot handle (“handle”), also a volume measurement, is the gross amount wagered for the period cited.
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 3.0% to 3.3% in Macao and 2.7% to 3.0% in Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 25.3%, 19.9%, 22.6%, 19.4% and 28.6% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. During the three months ended March 31, 2017, we revised the expected range for our Macao operations due to the Rolling win percentage experience over the last several years. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 4.7%, 3.7%, 6.4%, 3.4% and 4.5% at The Venetian Macao, Sands Cotai Central, Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 13.5% and 34.7%, respectively, of our table games play was conducted on a credit basis for the three months ended March 31, 2017.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop which is the total amount of cash and net markers issued that are deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. During the three months ended March 31, 2017, we revised the expected range for our Las Vegas Operating Properties due to the win percentage experienced over the last several years. Table games at Sands Bethlehem have produced a trailing 12-month win percentage of 19.3%. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 7.9% and 6.7% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 62% of our table games play at our Las Vegas Operating Properties, for the three months ended March 31, 2017, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.
Hotel revenue measurements: Performance indicators used are occupancy rate (a volume indicator), which is the average percentage of available hotel rooms occupied during a period, and average daily room rate ("ADR," a price indicator), which is the average price of occupied rooms per day. The calculations of the occupancy rate and ADR include the impact of rooms provided on a complimentary basis. Complimentary room rates are determined based on an analysis of retail (or cash) room rates by type of customer and room product to ensure the complimentary room rates are consistent with retail rates. Revenue per available room ("RevPAR") represents a summary of hotel ADR and occupancy. Because not all available rooms are occupied, ADR is normally higher than RevPAR. Reserved rooms where the guests do not show up for their stay and lose their deposit, or where guests check out early, may be resold to walk-in guests. These rooms are considered to be occupied twice for statistical purposes due to obtaining the original deposit and the walk-in guest revenue. In cases where a significant number of rooms are resold, occupancy rates may be in excess of 100% and RevPAR may be higher than the ADR.
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
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended March 31,
	2017	2016	Percent Change
	(Dollars in millions)
Casino	$2,404	$2,082	15.5%
Rooms	406	366	10.9%
Food and beverage	213	188	13.3%
Mall	157	135	16.3%
Convention, retail and other	134	124	8.1%
	3,314	2,895	14.5%
Less — promotional allowances	(208)	(178)	(16.9)%
Total net revenues	$3,106	$2,717	14.3%
Consolidated net revenues were $3.11 billion for the three months ended March 31, 2017, an increase of $389 million compared to $2.72 billion for the three months ended March 31, 2016. The increase was attributable to $318 million of net revenues at The Parisian Macao, which opened in September 2016, and a $95 million increase at Marina Bay Sands.
Casino revenues increased $322 million compared to the three months ended March 31, 2016. The increase was attributable to $279 million of revenues at The Parisian Macao and a $97 million increase at Marina Bay Sands, driven primarily by a higher Rolling Chip win percentage, partially offset by a $69 million decrease at Sands Cotai Central, driven primarily by decreases in Rolling Chip volume and win percentage. The following table summarizes the results of our casino activity:

	Three Months Ended March 31,
	2017	2016	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$646	$655	(1.4)%
Non-Rolling Chip drop	$1,728	$1,770	(2.4)%
Non-Rolling Chip win percentage	25.5%	25.1%	0.4 pts
Rolling Chip volume	$6,149	$8,226	(25.2)%
Rolling Chip win percentage	3.97%	3.21%	0.76 pts
Slot handle	$653	$1,070	(39.0)%
Slot hold percentage	5.4%	4.4%	1.0 pts

	Three Months Ended March 31,
	2017	2016	Change
	(Dollars in millions)
Sands Cotai Central
Total casino revenues	$390	$459	(15.0)%
Non-Rolling Chip drop	$1,469	$1,504	(2.3)%
Non-Rolling Chip win percentage	20.0%	20.9%	(0.9) pts
Rolling Chip volume	$2,900	$3,603	(19.5)%
Rolling Chip win percentage	2.97%	3.92%	(0.95) pts
Slot handle	$1,189	$1,559	(23.7)%
Slot hold percentage	4.0%	3.5%	0.5 pts
The Parisian Macao
Total casino revenues	$279	$—	—
Non-Rolling Chip drop	$983	$—	—
Non-Rolling Chip win percentage	18.2%	—%	—
Rolling Chip volume	$3,722	$—	—
Rolling Chip win percentage	2.82%	—%	—
Slot handle	$854	$—	—
Slot hold percentage	4.0%	—%	—
Four Seasons Macao
Total casino revenues	$107	$111	(3.6)%
Non-Rolling Chip drop	$303	$300	1.0%
Non-Rolling Chip win percentage	21.8%	19.1%	2.7 pts
Rolling Chip volume	$1,830	$2,621	(30.2)%
Rolling Chip win percentage	3.58%	3.22%	0.36 pts
Slot handle	$97	$90	7.8%
Slot hold percentage	7.4%	6.8%	0.6 pts
Sands Macao
Total casino revenues	$176	$170	3.5%
Non-Rolling Chip drop	$613	$700	(12.4)%
Non-Rolling Chip win percentage	20.0%	16.9%	3.1 pts
Rolling Chip volume	$1,913	$2,241	(14.6)%
Rolling Chip win percentage	2.60%	2.45%	0.15 pts
Slot handle	$596	$658	(9.4)%
Slot hold percentage	3.4%	3.3%	0.1 pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$550	$453	21.4%
Non-Rolling Chip drop	$967	$1,007	(4.0)%
Non-Rolling Chip win percentage	29.5%	29.1%	0.4 pts
Rolling Chip volume	$8,916	$9,632	(7.4)%
Rolling Chip win percentage	2.52%	1.42%	1.10 pts
Slot handle	$3,420	$3,355	1.9%
Slot hold percentage	4.3%	4.3%	—
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$123	$104	18.3%
Table games drop	$433	$484	(10.5)%
Table games win percentage	21.5%	15.9%	5.6 pts
Slot handle	$604	$586	3.1%
Slot hold percentage	7.7%	8.1%	(0.4) pts
Sands Bethlehem
Total casino revenues	$133	$130	2.3%
Table games drop	$269	$281	(4.3)%
Table games win percentage	20.2%	19.8%	0.4 pts
Slot handle	$1,161	$1,082	7.3%
Slot hold percentage	6.7%	7.0%	(0.3) pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $40 million compared to the three months ended March 31, 2016. The increase was attributable to $29 million of revenues at The Parisian Macao and a $9 million increase at our Las Vegas Operating Properties, driven by increases in occupancy and ADR. The following table summarizes the results of our room activity:

	Three Months Ended March 31,
	2017	2016	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$44	$46	(4.3)%
Occupancy rate	86.5%	77.7%	8.8 pts
Average daily room rate (ADR)	$209	$226	(7.5)%
Revenue per available room (RevPAR)	$181	$176	2.8%
Sands Cotai Central
Total room revenues	$66	$67	(1.5)%
Occupancy rate	79.4%	77.1%	2.3 pts
Average daily room rate (ADR)	$150	$155	(3.2)%
Revenue per available room (RevPAR)	$119	$119	—
The Parisian Macao
Total room revenues	$29	$—	—
Occupancy rate	81.9%	—%	—
Average daily room rate (ADR)	$136	$—	—
Revenue per available room (RevPAR)	$112	$—	—
Four Seasons Macao
Total room revenues	$8	$8	—
Occupancy rate	79.0%	69.0%	10.0 pts
Average daily room rate (ADR)	$371	$358	3.6%
Revenue per available room (RevPAR)	$293	$247	18.6%
Sands Macao
Total room revenues	$5	$5	—
Occupancy rate	97.9%	95.8%	2.1 pts
Average daily room rate (ADR)	$195	$207	(5.8)%
Revenue per available room (RevPAR)	$191	$198	(3.5)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$94	$89	5.6%
Occupancy rate	96.9%	97.9%	(1.0) pts
Average daily room rate (ADR)	$435	$394	10.4%
Revenue per available room (RevPAR)	$422	$386	9.3%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$157	$148	6.1%
Occupancy rate	94.3%	92.1%	2.2 pts
Average daily room rate (ADR)	$268	$251	6.8%
Revenue per available room (RevPAR)	$253	$231	9.5%
Sands Bethlehem
Total room revenues	$3	$3	—
Occupancy rate	90.1%	90.7%	(0.6) pts
Average daily room rate (ADR)	$158	$153	3.3%
Revenue per available room (RevPAR)	$142	$138	2.9%
Food and beverage revenues increased $25 million compared to the three months ended March 31, 2016. The increase was primarily attributable to $16 million of revenues at The Parisian Macao and a $12 million increase at our Las Vegas Operating Properties, driven by an increase in banquet operations.

Mall revenues increased $22 million compared to the three months ended March 31, 2016. The increase was primarily attributable to $17 million of revenues at the Shoppes at Parisian. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Three Months Ended March 31,
	2017	2016	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$51	$49	4.1%
Mall gross leasable area (in square feet)	777,509	780,834	(0.4)%
Occupancy	97.6%	97.5%	0.1 pts
Base rent per square foot	$243	$227	7.0%
Tenant sales per square foot	$1,330	$1,428	(6.9)%
Shoppes at Cotai Central(1)
Total mall revenues	$19	$15	26.7%
Mall gross leasable area (in square feet)	407,028	331,444	22.8%
Occupancy	94.2%	96.0%	(1.8) pts
Base rent per square foot	$130	$158	(17.7)%
Tenant sales per square foot	$896	$872	2.8%
Shoppes at Parisian(2)
Total mall revenues	$17	$—	—
Mall gross leasable area (in square feet)	299,778	—	—
Occupancy	92.6%	—%	—
Base rent per square foot	$221	$—	—
Shoppes at Four Seasons
Total mall revenues	$31	$31	—
Mall gross leasable area (in square feet)	259,403	260,570	(0.4)%
Occupancy	99.3%	99.0%	0.3 pts
Base rent per square foot	$451	$451	—
Tenant sales per square foot	$3,053	$3,128	(2.4)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$38	$39	(2.6)%
Mall gross leasable area (in square feet)	612,567	644,719	(5.0)%
Occupancy	97.3%	96.2%	1.1 pts
Base rent per square foot	$221	$214	3.3%
Tenant sales per square foot	$1,431	$1,334	7.3%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$1	$1	—
Mall gross leasable area (in square feet)	150,972	151,029	—
Occupancy	88.7%	93.3%	(4.6) pts
Base rent per square foot	$21	$22	(4.5)%
Tenant sales per square foot	$352	$357	(1.4)%
__________________________

(1)	At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

(2)	The Shoppes at Parisian opened in September 2016.

Operating Expenses
The breakdown of operating expenses is as follows:

	Three Months Ended March 31,
	2017	2016	Percent Change
	(Dollars in millions)
Casino	$1,327	$1,220	8.8%
Rooms	71	65	9.2%
Food and beverage	111	102	8.8%
Mall	16	14	14.3%
Convention, retail and other	67	59	13.6%
Provision for doubtful accounts	32	45	(28.9)%
General and administrative	338	299	13.0%
Corporate	42	47	(10.6)%
Pre-opening	2	9	(77.8)%
Development	3	2	50.0%
Depreciation and amortization	321	260	23.5%
Amortization of leasehold interests in land	10	10	—%
(Gain) loss on disposal of assets	3	(1)	(400.0)%
Total operating expenses	$2,343	$2,131	9.9%
Operating expenses were $2.34 billion for the three months ended March 31, 2017, an increase of $212 million compared to $2.13 billion for the three months ended March 31, 2016. The increase in operating expenses was primarily due to increases in casino expenses and depreciation and amortization expense, primarily driven by the opening of The Parisian Macao.
Casino expenses increased $107 million compared to the three months ended March 31, 2016. The increase was primarily attributable to $185 million of expenses at The Parisian Macao and an $18 million increase at Marina Bay Sands, driven by an increase in casino revenues. The increase was partially offset by a $91 million decrease at our Macao properties (excluding The Parisian Macao), driven by a decrease of $53 million from the 39% gross win tax on decreased casino revenues and decreases in junket commissions.
The provision for doubtful accounts was $32 million for the three months ended March 31, 2017, compared to $45 million for the three months ended March 31, 2016. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $39 million compared to the three months ended March 31, 2016. The increase was primarily attributable to $33 million of expenses at The Parisian Macao and a $9 million increase at our Las Vegas Operating Properties, driven by an increase in marketing and advertising efforts.
Depreciation and amortization expense increased $61 million compared to the three months ended March 31, 2016, of which $55 million was attributable to The Parisian Macao.
Consolidated Adjusted Property EBITDA
Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is used by management as the primary measure of the operating performance of our segments. Consolidated adjusted property EBITDA is net income before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, integrated resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. We have significant uses of cash flow, including capital expenditures, dividend payments, interest payments and debt principal repayments, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, our presentation of consolidated adjusted property EBITDA may not be directly comparable to similarly titled measures presented by other companies. The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Segment Information” for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Three Months Ended March 31,
	2017	2016	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$289	$268	7.8%
Sands Cotai Central	143	163	(12.3)%
The Parisian Macao	82	—	—%
Four Seasons Macao	51	48	6.3%
Sands Macao	54	31	74.2%
Ferry Operations and Other	5	8	(37.5)%
	624	518	20.5%
Marina Bay Sands	365	275	32.7%
United States:
Las Vegas Operating Properties	122	87	40.2%
Sands Bethlehem	36	38	(5.3)%
	158	125	26.4%
Consolidated adjusted property EBITDA	$1,147	$918	24.9%

Adjusted property EBITDA at our Macao operations increased $106 million compared to the three months ended March 31, 2016. The increase was primarily attributable to $82 million in adjusted property EBITDA generated at The Parisian Macao. This increase was partially offset by a $20 million decrease at Sands Cotai Central, driven by decreased casino revenues due to lower Rolling Chip volume.
Adjusted property EBITDA at Marina Bay Sands increased $90 million compared to the three months ended March 31, 2016. As previously described, the increase was primarily due to increased casino revenues, driven by a higher Rolling Chip win percentage.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $35 million compared to the three months ended March 31, 2016. The increase was primarily due to increased convention and group meeting events benefiting hotel and food and beverage results and higher hold driving casino revenues, partially offset by an increase in marketing and advertising costs.

Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$75	$75
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3	4
Less — capitalized interest	—	(10)
Interest expense, net	$78	$69
Cash paid for interest	$65	$64
Weighted average total debt balance	$9,878	$9,605
Weighted average interest rate	3.0%	3.1%
Interest cost remained relatively unchanged compared to the three months ended March 31, 2016. Capitalized interest decreased $10 million compared to the three months ended March 31, 2016, primarily due to the opening of The Parisian Macao in September 2016.
Other Factors Effecting Earnings
Other expense was $36 million for the three months ended March 31, 2017, compared to $47 million for the three months ended March 31, 2016. Other expense during the three months ended March 31, 2017, was primarily attributable to a depreciation of the U.S. dollar versus the Singapore dollar during the period. This resulted in $21 million of foreign currency transaction losses, driven by Singapore dollar denominated intercompany debt held in the U.S. and a $15 million fair value adjustment on our Singapore forward contracts.
Our effective income tax rate was 10.7% for the three months ended March 31, 2017, compared to 13.3% for the three months ended March 31, 2016. The decrease in the effective income tax rate relates primarily to the valuation allowances recorded during the three months ended March 31, 2016, as we determined that certain deferred tax assets were no longer "more-likely-than-not" realizable. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets, or a portion thereof, are realizable, we will reduce the valuation allowances in the period such determination is made as appropriate.
The net income attributable to our noncontrolling interests was $98 million for the three months ended March 31, 2017, compared to $89 million for the three months ended March 31, 2016. These amounts are primarily related to the noncontrolling interest of Sands China Ltd. ("SCL").
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

The following tables summarize the results of our mall operations for the three months ended March 31, 2017 and 2016:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian(1)	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(2)	Total
	(In millions)
For the three months ended March 31, 2017
Mall revenues:
Minimum rents(3)	$42	$29	$11	$14	$30	$1	$127
Overage rents	1	—	—	—	2	—	3
CAM, levies and direct recoveries	8	2	8	3	6	—	27
Total mall revenues	51	31	19	17	38	1	157
Mall operating expenses:
Common area maintenance	4	1	2	1	4	—	12
Marketing and other direct operating expenses	1	1	—	1	1	—	4
Mall operating expenses	5	2	2	2	5	—	16
Property taxes(4)	—	—	—	—	1	—	1
Mall-related expenses(5)	$5	$2	$2	$2	$6	$—	$17
For the three months ended March 31, 2016
Mall revenues:
Minimum rents(3)	$40	$29	$12	$—	$30	$1	$112
Overage rents	1	—	—	—	2	—	3
CAM, levies and direct recoveries	8	2	3	—	7	—	20
Total mall revenues	49	31	15	—	39	1	135
Mall operating expenses:
Common area maintenance	4	1	1	—	4	1	11
Marketing and other direct operating expenses	1	1	—	—	1	—	3
Mall operating expenses	5	2	1	—	5	1	14
Property taxes(4)	—	—	—	—	1	—	1
Mall-related expenses(5)	$5	$2	$1	$—	$6	$1	$15
____________________

(1)	The Shoppes at Parisian opened in September 2016.

(2)	Revenues from CAM, levies and direct recoveries are included in minimum rents for The Outlets at Sands Bethlehem.

(3)	Minimum rents include base rents and straight-line adjustments of base rents.

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

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net cash generated from operating activities	$963	$799
Cash flows from investing activities:
Change in restricted cash and cash equivalents	—	(9)
Capital expenditures	(202)	(343)
Proceeds from disposal of property and equipment	—	2
Net cash used in investing activities	(202)	(350)
Cash flows from financing activities:
Proceeds from exercise of stock options	5	1
Repurchase of common stock	(150)	—
Dividends paid	(886)	(880)
Distributions to noncontrolling interests	(3)	(3)
Proceeds from long-term debt	305	350
Repayments on long-term debt	(220)	(419)
Payments of financing costs	(5)	—
Net cash used in financing activities	(954)	(951)
Effect of exchange rate on cash	21	19
Decrease in cash and cash equivalents	(172)	(483)
Cash and cash equivalents at beginning of year	2,128	2,179
Cash and cash equivalents at end of year	$1,956	$1,696
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the three months ended March 31, 2017, increased $164 million compared to the three months ended March 31, 2016. The increase was primarily attributable to an increase in net income, with minimal net impact resulting from our working capital accounts.
Cash Flows — Investing Activities
Capital expenditures for the three months ended March 31, 2017, totaled $202 million, including $114 million for construction and development activities in Macao, which consisted primarily of $54 million for The Parisian Macao, $28 million for The Venetian Macao and $22 million for Sands Cotai Central; $56 million at Marina Bay Sands in Singapore; and $26 million at our Las Vegas Operating Properties.
Capital expenditures for the three months ended March 31, 2016, totaled $343 million, including $307 million for construction and development activities in Macao, which consisted primarily of $248 million for The Parisian Macao and $40 million for Sands Cotai Central; $16 million at our Las Vegas Operating Properties; and $13 million at Marina Bay Sands in Singapore.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $954 million for the three months ended March 31, 2017, which was primarily attributable to $886 million in dividend payments and $150 million in common stock repurchases, partially offset by $85 million of net proceeds from our various credit facilities.
Net cash flows used in financing activities were $951 million for the three months ended March 31, 2016, which was primarily attributable to $880 million in dividend payments and $69 million of net repayments on our various credit facilities.

Capital Financing Overview
We fund our development projects primarily through borrowings from our credit facilities (see, "Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt") and operating cash flows.
Our U.S., Macao and Singapore credit facilities, as amended, contain various financial covenants. The U.S. credit facility requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent that any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ending March 31 through June 30, 2017, and then decreases to, and remains at, 3.5x for all quarterly periods thereafter through maturity. Our Singapore credit facility requires our Marina Bay Sands operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ending March 31, 2017 through September 30, 2019, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of March 31, 2017, our U.S., Macao and Singapore leverage ratios, as defined per the respective credit facility agreements, were 0.6x, 2.0x and 2.3x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 4.0x and 3.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. Any defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $1.96 billion and restricted cash and cash equivalents of approximately $10 million as of March 31, 2017, of which approximately $1.34 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.34 billion, approximately $1.05 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $3.30 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit, as of March 31, 2017, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.
In March 2017, we entered into an agreement to amend our U.S. credit facility, which refinanced the term loans in an aggregate amount of $2.18 billion, extended the maturity of the term loans to March 2024, removed the requirement to prepay outstanding revolving loans and/or permanently reduce revolving commitments in certain circumstances and lowered the applicable margin credit spread for borrowings under the term loans (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt — 2013 U.S. Credit Facility”). During the three months ended March 31, 2017, we had net borrowings of $200 million on our 2016 VML Revolving Facility and made net repayments of $36 million on our 2013 U.S. Extended Revolving Facility.

On February 24, 2017, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") per share to SCL shareholders (a total of $1.03 billion, of which we retained $722 million during the three months ended March 31, 2017). In March 2017, the SCL Board of Directors approved a dividend of HKD 1.00 per share subject to shareholder approval at the annual general meeting to be held on May 26, 2017. On March 31, 2017, we paid a dividend of $0.73 per common share as part of a regular cash dividend program and recorded $579 million as a distribution against retained earnings (of which $315 million related to our Principal Stockholder’s family and the remaining $264 million related to all other shareholders) during the three months ended March 31, 2017. In April 2017, the Company’s Board of Directors declared a quarterly dividend of $0.73 per common share (a total estimated to be approximately $578 million) to be paid on June 30, 2017, to shareholders of record on June 22, 2017. We expect this level of dividend to continue quarterly through the remainder of 2017.
In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of our outstanding common stock, which expires in November 2018. During the three months ended March 31, 2017, we repurchased 2,723,482 shares of our common stock for $150 million (including commissions) under this program. All share repurchases of our common stock are recorded as treasury stock. As of March 31, 2017, we have remaining authorization to repurchase $1.41 billion of our outstanding common shares. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions.
Aggregate Indebtedness and Other Known Contractual Obligations
As of March 31, 2017, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2016, with the exception of the following:

•
amendment and extension of our 2013 U.S. Credit Facility (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt — 2013 U.S. Credit Facility”);

•	net borrowings of $200 million on our 2016 VML Revolving Facility (which matures in March 2020 with no interim amortization); and

•	net repayments of $36 million on our 2013 U.S. Extended Revolving Facility (which would have matured in December 2018 with no interim amortization).
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

•	our dependence upon properties primarily in Macao, Singapore and Las Vegas for all of our cash flow;

•	the passage of new legislation and receipt of governmental approvals for our operations in Macao and Singapore and other jurisdictions where we are planning to operate;

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
The contents of these websites are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file, and any reference to these websites are intended to be inactive textual references only.
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
As of March 31, 2017, the estimated fair value of our long-term debt was approximately $9.77 billion, compared to its carrying value of $9.89 billion. The estimated fair value of our long-term debt is based on level 2 inputs (quoted prices in markets that are not active). As our long-term debt obligations are primarily variable-rate debt, a change in LIBOR, HIBOR and SOR is not expected to have a material impact on the fair value of our long-term debt. Based on variable-rate debt levels as of March 31, 2017, a hypothetical 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change by approximately $97 million.

Foreign currency transaction losses were $21 million for the three months ended March 31, 2017, primarily due to Singapore dollar denominated intercompany debt held in the U.S. and U.S. dollar denominated intercompany debt held in Macao. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of March 31, 2017, a hypothetical 10% strengthening or weakening of the U.S. dollar against the SGD (excluding the impact of foreign currency forward contracts) would cause a foreign currency transaction gain of approximately $63 million or a loss of approximately $77 million and a hypothetical 100 basis point change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $13 million. We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
We manage a portion of our exposure to currency fluctuations with foreign currency forward contracts. As of March 31, 2017, we had 20 foreign currency forward contracts with a total notional value of $427 million, contract expirations through December 2017 and a total liability fair value of $3 million. During the three months ended March 31, 2017, a hypothetical unfavorable 10% change in the U.S. dollar/SGD exchange rate would have increased our unrealized loss by approximately $41 million.
See also “Liquidity and Capital Resources.”
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2017, and have concluded that they are effective at the reasonable assurance level.
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

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
For a discussion of legal proceedings, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 6 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
January 1, 2017 — January 31, 2017	—	$—	—	$1,560
February 1, 2017 — February 28, 2017	994,182	$52.80	994,182	$1,507
March 1, 2017 — March 31, 2017	1,729,300	$56.37	1,729,300	$1,410
__________________________

(1)
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
10.1
Fourth Amendment, dated as of March 29, 2017, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of December 19, 2013, among Las Vegas Sands, LLC, the Guarantors party thereto, the Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent.

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

LAS VEGAS SANDS CORP.

May 5, 2017	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

May 5, 2017	By:	/s/ Patrick Dumont
Patrick Dumont Executive Vice President and Chief Financial Officer