Form 10-Q
period 2017-06-30
LAS VEGAS SANDS CORP
filed 2017-08-04
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2017
Common Stock ($0.001 par value)	791,322,876 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,307	$2,128
Restricted cash and cash equivalents	10	10
Accounts receivable, net	623	776
Inventories	47	46
Prepaid expenses and other	113	138
Total current assets	3,100	3,098
Property and equipment, net	15,566	15,903
Leasehold interests in land, net	1,230	1,210
Intangible assets, net	96	103
Other assets, net	150	155
Total assets	$20,142	$20,469
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$107	$128
Construction payables	211	384
Other accrued liabilities	1,905	1,935
Income taxes payable	210	192
Current maturities of long-term debt	126	167
Total current liabilities	2,559	2,806
Other long-term liabilities	138	126
Deferred income taxes	216	200
Deferred amounts related to mall sale transactions	410	413
Long-term debt	10,014	9,428
Total liabilities	13,337	12,973
Commitments and contingencies (Note 6)
Equity:
Common stock, $0.001 par value, 1,000 shares authorized, 831 and 830 shares issued, 791 and 795 shares outstanding	1	1
Treasury stock, at cost, 40 and 35 shares	(2,668)	(2,443)
Capital in excess of par value	6,547	6,516
Accumulated other comprehensive loss	(46)	(119)
Retained earnings	2,089	2,222
Total Las Vegas Sands Corp. stockholders’ equity	5,923	6,177
Noncontrolling interests	882	1,319
Total equity	6,805	7,496
Total liabilities and equity	$20,142	$20,469
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,464	$2,017	$4,868	$4,099
Rooms	377	355	783	721
Food and beverage	199	187	412	375
Mall	159	140	316	275
Convention, retail and other	138	124	272	248
	3,337	2,823	6,651	5,718
Less — promotional allowances	(196)	(174)	(404)	(352)
Net revenues	3,141	2,649	6,247	5,366
Operating expenses:
Casino	1,299	1,113	2,626	2,333
Rooms	71	65	142	130
Food and beverage	109	103	220	205
Mall	18	14	34	28
Convention, retail and other	64	59	131	118
Provision for doubtful accounts	22	43	54	88
General and administrative	354	302	692	601
Corporate	43	122	85	169
Pre-opening	4	33	6	42
Development	2	2	5	4
Depreciation and amortization	327	255	648	515
Amortization of leasehold interests in land	9	9	19	19
Loss on disposal or impairment of assets	3	11	6	10
	2,325	2,131	4,668	4,262
Operating income	816	518	1,579	1,104
Other income (expense):
Interest income	4	2	7	4
Interest expense, net of amounts capitalized	(79)	(64)	(157)	(133)
Other expense	(25)	(7)	(61)	(54)
Loss on modification or early retirement of debt	—	—	(5)	—
Income before income taxes	716	449	1,363	921
Income tax expense	(78)	(55)	(147)	(118)
Net income	638	394	1,216	803
Net income attributable to noncontrolling interests	(93)	(66)	(191)	(155)
Net income attributable to Las Vegas Sands Corp.	$545	$328	$1,025	$648
Earnings per share:
Basic	$0.69	$0.41	$1.29	$0.82
Diluted	$0.69	$0.41	$1.29	$0.82
Weighted average shares outstanding:
Basic	792	795	793	795
Diluted	792	795	794	795
Dividends declared per common share	$0.73	$0.72	$1.46	$1.44
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions) (Unaudited)
Net income	$638	$394	$1,216	$803
Currency translation adjustment, before and after tax	9	30	65	87
Total comprehensive income	647	424	1,281	890
Comprehensive income attributable to noncontrolling interests	(87)	(66)	(183)	(154)
Comprehensive income attributable to Las Vegas Sands Corp.	$560	$358	$1,098	$736
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
	(In millions) (Unaudited)
Balance at January 1, 2016	$1	$(2,443)	$6,485	$(66)	$2,840	$1,601	$8,418
Net income	—	—	—	—	648	155	803
Currency translation adjustment	—	—	—	88	—	(1)	87
Exercise of stock options	—	—	1	—	—	1	2
Conversion of equity awards to liability awards	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	19	—	—	2	21
Dividends declared	—	—	—	—	(1,144)	(626)	(1,770)
Balance at June 30, 2016	$1	$(2,443)	$6,504	$22	$2,344	$1,132	$7,560
Balance at January 1, 2017	$1	$(2,443)	$6,516	$(119)	$2,222	$1,319	$7,496
Cumulative effect adjustment from change in accounting principle	—	—	3	—	(2)	(1)	—
Net income	—	—	—	—	1,025	191	1,216
Currency translation adjustment	—	—	—	73	—	(8)	65
Exercise of stock options	—	—	13	—	—	3	16
Stock-based compensation	—	—	15	—	—	3	18
Repurchase of common stock	—	(225)	—	—	—	—	(225)
Dividends declared	—	—	—	—	(1,156)	(625)	(1,781)
Balance at June 30, 2017	$1	$(2,668)	$6,547	$(46)	$2,089	$882	$6,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$1,216	$803
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	648	515
Amortization of leasehold interests in land	19	19
Amortization of deferred financing costs and original issue discount	21	22
Amortization of deferred gain on and rent from mall sale transactions	(2)	(2)
Loss on modification or early retirement of debt	5	—
Loss on disposal or impairment of assets	6	10
Stock-based compensation expense	18	21
Provision for doubtful accounts	54	88
Foreign exchange loss	23	27
Deferred income taxes	10	12
Changes in operating assets and liabilities:
Accounts receivable	110	275
Other assets	23	7
Accounts payable	(23)	(5)
Other liabilities	(19)	(5)
Net cash generated from operating activities	2,109	1,787
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(1)	(1)
Capital expenditures	(380)	(706)
Proceeds from disposal of property and equipment	1	4
Acquisition of intangible assets	—	(47)
Net cash used in investing activities	(380)	(750)
Cash flows from financing activities:
Proceeds from exercise of stock options	16	2
Repurchase of common stock	(225)	—
Dividends paid	(1,781)	(1,772)
Proceeds from long-term debt (Note 3)	654	1,261
Repayments of long-term debt (Note 3)	(250)	(497)
Payments of financing costs	(5)	—
Net cash used in financing activities	(1,591)	(1,006)
Effect of exchange rate on cash	41	15
Increase in cash and cash equivalents	179	46
Cash and cash equivalents at beginning of period	2,128	2,179
Cash and cash equivalents at end of period	$2,307	$2,225

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,
	2017	2016
	(In millions) (Unaudited)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$129	$102
Cash payments for taxes, net of refunds	$126	$117
Change in construction payables	$(173)	$27
Non-cash investing and financing activities:
Change in dividends payable included in other accrued liabilities	$—	$(2)
Property and equipment acquired under capital lease	$—	$1
Conversion of equity awards to liability awards	$—	$1

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
The Company has entered into various joint venture agreements with independent third parties, which have been consolidated based on accounting standards for variable interest entities. As of June 30, 2017 and December 31, 2016, the Company’s consolidated joint ventures had total assets of $78 million and $79 million, respectively, and total liabilities of $186 million and $173 million, respectively. The Company's joint ventures had intercompany liabilities of $184 million and $171 million as of June 30, 2017 and December 31, 2016, respectively.
Capital Financing Overview
The Company funds its development projects primarily through borrowings under its credit facilities and operating cash flows.
The Company held unrestricted cash and cash equivalents of $2.31 billion and restricted cash and cash equivalents of $10 million as of June 30, 2017. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. In March 2017, the Company entered into an agreement to amend its U.S. credit facility, which refinanced the term loans in an aggregate amount of $2.18 billion, extended the maturity of the term loans to March 29, 2024, removed the requirement to prepay outstanding revolving loans and/or permanently reduce revolving commitments in certain circumstances and lowered the applicable margin credit spread for borrowings under the term loans (see "— Note 3 — Long-Term Debt — 2013 U.S. Credit Facility).
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Boards ("FASB") issued an accounting standard update (as subsequently amended) on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for fiscal years beginning after December 15, 2017. The Company plans to adopt the new standard on January 1, 2018, on a full retrospective basis. The Company continues to assess the impact the new standard will have on the Company's financial condition, results of operations, cash flows and related disclosures.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Upon adoption, management expects the standard to change the presentation of, and accounting for, complimentary revenues and promotional allowances currently presented in the statements of operations in accordance with current industry standards. It is anticipated a majority of total promotional allowances will be netted against casino revenue and expenses will be allocated among the respective categories in a different manner. Management also anticipates a change in the manner the Company assigns value to accrued customer benefits related to its frequent players programs. The resulting liability will be recorded using the retail value of such benefits less estimated breakage and will be offset against casino revenue. When the benefits are redeemed, revenue will be recognized in the resulting category of the goods or services provided. The change related to the Company's frequent players program is not expected to have a material impact on the Company's financial condition or results of operations.
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
Reclassification
Certain amounts in the condensed consolidated balance sheet as of December 31, 2016, and the condensed consolidated statement of cash flows for the six months ended June 30, 2016, have been reclassified to be consistent with the current year presentation. The reclassification had no impact on the Company's financial condition, results of operations or cash flows.
Note 2 — Property and Equipment, Net
Property and equipment consists of the following:

	June 30, 2017	December 31, 2016
	(In millions)
Land and improvements	$677	$626
Building and improvements	17,588	17,478
Furniture, fixtures, equipment and leasehold improvements	3,765	3,720
Transportation	455	454
Construction in progress	1,078	1,094
	23,563	23,372
Less — accumulated depreciation and amortization	(7,997)	(7,469)
	$15,566	$15,903

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Construction in progress consists of the following:

	June 30, 2017	December 31, 2016
	(In millions)
The Plaza Macao and Four Seasons Hotel Macao (principally the Four Seasons Apartments)	$436	$430
Sands Cotai Central	272	286
The Parisian Macao	15	39
Other	355	339
	$1,078	$1,094
The $355 million in other construction in progress as of June 30, 2017, consists primarily of construction of a high-rise residential condominium tower (the "Las Vegas Condo Tower") and various projects at The Venetian Macao.
During the six months ended June 30, 2017 and the three and six months ended June 30, 2016, the Company capitalized $1 million, $11 million and $21 million, respectively, of interest expense. During the three and six months ended June 30, 2017 and the three and six months ended June 30, 2016, the Company capitalized approximately $6 million, $12 million, $7 million and $14 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 3 — Long-Term Debt
Long-term debt consists of the following:

	June 30, 2017	December 31, 2016
	(In millions)
Corporate and U.S. Related(1):
2013 U.S. Credit Facility — Extended Term B (net of unamortized original issue discount and deferred financing costs of $11)	$2,160	$—
2013 U.S. Credit Facility — Term B (net of unamortized original issue discount and deferred financing costs of $13)	—	2,170
2013 U.S. Credit Facility — Extended Revolving	—	36
Airplane Financings	—	56
HVAC Equipment Lease	13	14
Macao Related(1):
2016 VML Credit Facility — Term (net of unamortized deferred financing costs of $63 and $69, respectively)	4,039	4,049
2016 VML Credit Facility — Non-Extended Term (net of unamortized deferred financing costs of $3 and $4, respectively)	259	266
2016 VML Credit Facility — Revolving	548	—
Other	8	8
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $39 and $44, respectively)	3,113	2,996
	10,140	9,595
Less — current maturities	(126)	(167)
Total long-term debt	$10,014	$9,428
____________________

(1)
Unamortized deferred financing costs of $30 million and $35 million as of June 30, 2017 and December 31, 2016, respectively, related to the U.S., Macao and Singapore revolving credit facilities are included in other assets, net in the accompanying condensed consolidated balance sheets.

2013 U.S. Credit Facility
During March 2017, the Company entered into an agreement (the "Amendment Agreement") to amend the existing 2013 U.S. Credit Facility, to among other things, refinance the term loans (by way of continuing or replacing existing term loans) in an aggregate amount of $2.18 billion (the “2013 Extended U.S. Term B Facility”) and to lower the applicable margin credit spread for adjusted Eurodollar rate term loans from 2.25% to 2.00% per annum and for alternative base rate term loans from 1.25% to 1.00% per annum (the interest rate was set at 3.2% as of June 30, 2017). Additionally, the Amendment Agreement removed the requirement to prepay outstanding revolving loans and/or permanently reduce revolving commitments in certain circumstances and extended the maturity date of the term loans from December 19, 2020 to March 29, 2024. The 2013 Extended U.S. Term B Facility is subject to quarterly amortization payments of $5 million, which began on March 31, 2017, followed by a balloon payment of $2.03 billion due on March 29, 2024. The Company recorded a $5 million loss on modification of debt during the six months ended June 30, 2017, in connection with the Amendment Agreement.
As of June 30, 2017, the Company had $1.15 billion of available borrowing capacity under the 2013 Extended U.S. Revolving Facility, net of outstanding letters of credit.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Airplane Financings
In March 2017, the Company repaid the outstanding $56 million balance under the Airplane Financings.
2016 VML Credit Facility
As of June 30, 2017, the Company had $1.45 billion of available borrowing capacity under the 2016 VML Revolving Facility.
2012 Singapore Credit Facility
As of June 30, 2017, the Company had 495 million Singapore dollars ("SGD," approximately $359 million at exchange rates in effect on June 30, 2017) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.
Debt Covenant Compliance
As of June 30, 2017, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Proceeds from 2016 VML Credit Facility	$649	$—
Proceeds from 2013 U.S. Credit Facility	5	260
Proceeds from 2011 VML Credit Facility	—	1,001
	$654	$1,261
Repayments on 2016 VML Credit Facility	$(107)	$—
Repayments on 2013 U.S. Credit Facility	(52)	(460)
Repayments on 2012 Singapore Credit Facility	(33)	(33)
Repayments on Airplane Financings	(56)	(2)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(2)	(2)
	$(250)	$(497)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of June 30, 2017 and December 31, 2016, was approximately $10.11 billion and $9.58 billion, respectively, compared to its carrying value of $10.24 billion and $9.70 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
Note 4 — Equity and Earnings Per Share
Common Stock
Dividends
On March 31 and June 30, 2017, the Company paid a dividend of $0.73 per common share as part of a regular cash dividend program. During the six months ended June 30, 2017, the Company recorded $1.16 billion as a distribution against retained earnings (of which $630 million related to the Principal Stockholder and his family and the remaining $526 million related to all other shareholders).
On March 31 and June 30, 2016, the Company paid a dividend of $0.72 per common share as part of a regular cash dividend program. During the six months ended June 30, 2016, the Company recorded $1.14 billion as a distribution

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

against retained earnings (of which $622 million related to the Principal Stockholder and his family and the remaining $523 million related to all other shareholders).
In July 2017, the Company’s Board of Directors declared a quarterly dividend of $0.73 per common share (a total estimated to be approximately $578 million) to be paid on September 29, 2017, to shareholders of record on September 21, 2017.
Repurchase Program
In October 2014, the Company's Board of Directors authorized the repurchase of $2.0 billion of its outstanding common stock, which expired in October 2016. In November 2016, the Company's Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which expires in November 2018. Repurchases of the Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions. During the six months ended June 30, 2017, the Company repurchased 3,933,737 shares of its common stock for $225 million (including commissions) under the current program. During the six months ended June 30, 2016, no shares were repurchased under the previous program. All share repurchases of the Company's common stock have been recorded as treasury stock.
Noncontrolling Interests
On February 24 and June 23, 2017, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which the Company retained $1.45 billion during the six months ended June 30, 2017). On February 26 and June 24, 2016, SCL paid a dividend of HKD 0.99 and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which the Company retained $1.45 billion during the six months ended June 30, 2016).
During the six months ended June 30, 2017 and 2016, the Company distributed $6 million and $7 million, respectively, to certain of its noncontrolling interests.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	792	795	793	795
Potential dilution from stock options and restricted stock and stock units	—	—	1	—
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	792	795	794	795
Antidilutive stock options excluded from the calculation of diluted earnings per share	7	7	7	7
Accumulated Other Comprehensive Loss
As of June 30, 2017 and December 31, 2016, accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 5 — Fair Value Measurements
The Company currently uses foreign currency forward contracts as effective economic hedges to manage a portion of its foreign currency exposure. Foreign currency forward contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The aggregate notional value of these foreign currency contracts was $287 million and $427 million as of June 30, 2017 and December 31, 2016, respectively. As these derivatives have not been designated and/or do not qualify for hedge accounting, the changes in fair value are recognized as other income (expense) in the accompanying condensed consolidated statements of operations.
The following table provides the assets and liabilities carried at fair value:

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
As of June 30, 2017
Assets
Cash equivalents(1)	$1,357	$1,357	$—	$—
Liabilities
Forward contracts(2)	$4	$—	$4	$—
As of December 31, 2016
Assets
Cash equivalents(1)	$931	$931	$—	$—
Forward contracts(2)	$12	$—	$12	$—
____________________

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of June 30, 2017 and December 31, 2016, the Company had 15 and 18 foreign currency forward contracts, respectively, with fair values based on recently reported market transactions of forward rates. Assets were included in prepaid expenses and other and liabilities were included in other accrued liabilities in the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2017 and the three and six months ended June 30, 2016, the Company recorded in other expense a $1 million loss, $16 million loss, $8 million gain and $28 million loss, respectively, related to the change in fair value of the forward contracts.

Note 6 — Commitments and Contingencies
Litigation
The Company is involved in other litigation in addition to those noted below, arising in the normal course of business. Management has made certain estimates for potential litigation costs based upon consultation with legal counsel and has accrued a nominal amount for such costs as of June 30, 2017. Actual results could differ from these estimates; however, in the opinion of management, such litigation and claims will not have a material effect on the Company’s financial condition, results of operations and cash flows.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Pursuant to an order filed March 16, 2006, plaintiffs’ fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $44 million. On June 30, 2008, a judgment was entered in this matter in the amount of $59 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings, including overturning the pre-trial dismissal of the plaintiffs’ breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court. On February 27, 2012, the District Court set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of Roundsquare in the amount of $70 million. On May 28, 2013, a judgment was entered in the matter in the amount of $102 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court requesting that the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court denied the Company’s motion. On October 17, 2013, the District Court entered an order granting plaintiff’s request for certain costs and fees associated with the litigation in the amount of approximately $1 million. On December 6, 2013, the Company filed a notice of appeal of the jury verdict with the Nevada Supreme Court. The Company filed its opening appellate brief with the Nevada Supreme Court on June 16, 2014. On August 19, 2014, the Nevada Supreme Court issued an order granting plaintiffs additional time until September 15, 2014, to file their answering brief. On September 15, 2014, Roundsquare filed a request to the Nevada Supreme Court to file a brief exceeding the maximum number of words, which was granted. On October 10, 2014, Roundsquare filed its answering brief. On January 12, 2015, the defendants filed their reply brief. On January 27, 2015, Roundsquare filed its reply brief. The Nevada Supreme Court set oral argument for December 17, 2015, before a panel of justices only to reset it for January 26, 2016, en banc. Oral arguments were presented to the Nevada Supreme Court as scheduled. On March 11, 2016, the Nevada Supreme Court issued an order affirming the judgment of liability, but reversing the damages award and remanding for a new trial on damages. On March 29, 2016, Roundsquare filed a petition for rehearing. The Nevada Supreme Court ordered an answer by the Company, which the Company filed on May 4, 2016. On May 12, 2016, Roundsquare filed a motion for leave to file a reply brief in support of its petition for rehearing, and on May 19, 2016, the Company filed an opposition to that motion. On June 24, 2016, the Nevada Supreme Court issued an order granting Roundsquare's petition for rehearing and submitting the appeal for decision on rehearing without further briefing or oral argument. On July 22, 2016, the Nevada Supreme Court once again ordered a new trial as to plaintiff Roundsquare on the issue of quantum merit damages. A pre-trial hearing was set in District Court for December 12, 2016. At the December 12, 2016 hearing, the District Court indicated that it would allow a scope of trial and additional discovery into areas the Company opposed as inconsistent with the Nevada Supreme Court’s remand. The District Court issued a written order on the scope of retrial and discovery dated December 15, 2016. On January 5, 2017, the Company moved for a stay of proceedings in the District Court, pending the Nevada Supreme Court's resolution of the Company's petition for writ of mandamus or prohibition, which was filed on January 13, 2017. On February 13, 2017, the District Court denied the motion to stay proceedings and, on February 16, 2017, the Nevada Supreme Court denied the writ. The parties are presently engaged in document discovery. The Company has accrued a nominal amount for estimated costs related to this legal matter as of June 30, 2017. In the event that the Company’s assumptions used to evaluate this matter change in future periods, it may be required to record an additional liability for an adverse outcome.
Frank J. Fosbre, Jr. v. Las Vegas Sands Corp., Sheldon G. Adelson and William P. Weidner
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On July 21, 2010, Wendell

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys’ fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing defendants’ Motion for Partial Reconsideration of the U.S. District Court’s order dated August 24, 2011, striking additional portions of the plaintiffs' complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiffs filed a purported class action second amended complaint (the “Second Amended Complaint”) seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process was suspended. On April 16, 2013, the case was reassigned to a new judge. On July 30, 2013, the U.S. District Court heard the motion to dismiss and took the matter under advisement. On November 7, 2013, the judge granted in part and denied in part defendants' motions to dismiss. On December 13, 2013, the defendants filed their answer to the Second Amended Complaint. Discovery in the matter resumed. On January 8, 2014, plaintiffs filed a motion to expand the certified class period, which was granted by the U.S. District Court on June 15, 2015. Fact discovery closed on July 31, 2015, and expert discovery closed on December 18, 2015. On January 22, 2016, defendants filed motions for summary judgment. Plaintiffs filed an opposition to the motions for summary judgment on March 11, 2016. Defendants filed their replies in support of summary judgment on April 8, 2016. Summary judgment in favor of the defendants was entered on January 4, 2017. The plaintiffs filed a notice of appeal on February 2, 2017, and their opening brief in support of their appeal on July 14, 2017. The Company intends to defend this matter vigorously.
Benyamin Kohanim v. Adelson, et al.
On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the “Kohanim action”) on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the Foreign Corrupt Practices Act. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the “Gaines action”) on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the District Court in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012 deadline that expired on October 30, 2012. The defendants filed a motion to dismiss on November 1, 2012, based on the fact that the plaintiffs have suffered no damages. On January 23, 2013, the District Court denied the motion to dismiss in part, deferred the remainder of the motion to dismiss and stayed the proceedings until July 22, 2013. The District Court granted several successive stays since that time, but lifted the stay on April 25, 2017, following an in-chambers status check. On July 20, 2017, the District Court ordered counsel of record for all parties to appear for an August 10, 2017 status check. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
Nasser Moradi, et al. v. Adelson, et al.
On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson and Matt Abbeduto filed a shareholder derivative action (the “Moradi action”), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim and Gaines actions. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiffs. On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the “LAMPERS action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On April 22, 2011, John Zaremba filed a shareholder derivative action (the “Zaremba action”) on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits and injunctive relief, and also seeks to recover attorneys’ fees, costs and related expenses for the plaintiff. On August 25, 2011, the U.S. District Court consolidated the Moradi, LAMPERS and Zaremba actions and such actions are reported as one consolidated matter. On November 17, 2011, the defendants filed a motion to dismiss or alternatively to stay the federal action due to the parallel District Court action described above. On May 25, 2012, the case was transferred to a new judge. On August 27, 2012, the U.S. District Court granted the motion to stay pending a further update of the Special Litigation Committee due on October 30, 2012. On October 30, 2012, the defendants filed the update asking the judge to determine whether to continue the stay until January 31, 2013, or to address motions to dismiss. On November 7, 2012, the U.S. District Court denied defendants request for an extension of the stay but asked the parties to brief the motion to dismiss. On November 21, 2012, defendants filed their motion to dismiss. On December 21, 2012, plaintiffs filed their opposition and on January 18, 2013, defendants filed their reply. On May 31, 2013, the case was reassigned to a new judge. On April 11, 2014, the judge denied the motion to dismiss without prejudice and ordered the case stayed pending the outcome of the District Court action in Kohanim described above. Pursuant to a series of court orders, the parties have filed a number of status reports during the pendency of the stay, including most recently on June 16, 2017.This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
W.A. Sokolowski and Curtis Action on behalf of Las Vegas Sands Corp. v. Adelson, et al. and Las Vegas Sands Corp.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On July 5, 2016, W.A. Sokolowski filed a shareholder derivative action (“Sokolowski III”) on purported behalf of the Company in the District Court, Clark County Nevada, against Sheldon G. Adelson, Michael A. Leven, Jason N. Ader, Irwin Chafetz, Charles D. Forman, Irwin A. Siegel, George P. Koo, Charles A. Koppelman, Jeffrey H. Schwartz, Robert G. Goldstein, Micheline Chau, Steven L. Gerard, George Jamieson, David Levi, and George P. Koo, each of whom is serving or previously served on the Board of Directors (collectively, the “Directors”); as well as against PricewaterhouseCoopers LLP (“PwC”), the Company’s former auditor, and a partner of PwC. On September 16, 2016, Sokolowski filed an amended complaint ("Sokolowski IV") with additional nominal plaintiff Curtis Acton, adding former Director Wing T. Chau as a defendant. The amended complaint alleges, among other things, that the Directors breached their fiduciary duties to the Company by failing to prevent certain alleged misrepresentations and wrongdoing by the Company’s management, wasting corporate assets in litigating the Jacobs lawsuit, and concealing certain alleged facts in connection with audits performed by PwC. The amended complaint seeks, among other things the appointment of a conservator or special master to oversee the Company’s discussions with governmental agencies as well as to recover for the Company unspecified damages, including restitution and disgorgement of compensation, and also seeks to recover attorneys’ fees, costs and related expenses for the nominal plaintiffs. Many of the allegations duplicate allegations Sokolowski made in a previous case, Sokolowski v. Adelson, No. 2:14-cv-00111-JCM-NJK (D. Nev.) (“Sokolowski I and II”), in which final judgment was entered against him. In Sokolowski IV, nominal plaintiffs also complain that the Company wrongfully caused Sokolowski to lose Sokolowski I and II. The Company filed a motion to dismiss on October 24, 2016. On January 4, 2017, the court entered an order dated December 29, 2016, granting the motion to dismiss. The court also granted PwC’s motion to dismiss. On January 24, 2017, the court entered a Final Judgment On All Claims For All Parties dated January 23, 2017. On January 27, 2017, as amended January 31, 2017, nominal plaintiffs filed an appeal of the judgment and orders. Plaintiffs voluntarily dismissed their appeal with prejudice on June 2, 2017.
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC”) filed a claim (the “Macao action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and VCR (collectively, the “Defendants”). The claim is for 3.0 billion patacas (approximately $373 million at exchange rates in effect on June 30, 2017) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the "U.S. Defendants") for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC’s claims against the U.S. Defendants. On March 24, 2014, the Macao Judicial Court issued a Decision (Despacho Seneador) holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings, and that the claim should proceed exclusively against the U.S. Defendants. On May 8, 2014, AAEC lodged an appeal against that decision. The Macao Judicial Court further held that the existence of the pending application for recognition and enforcement of the U.S. Court of Appeals ruling before the Macao Second Instance Court did not justify a stay of the proceedings against the U.S. Defendants at the present time, although in principle an application for a stay of the proceedings against the U.S. Defendants could be reviewed after the Macao Second Instance Court had issued its decision. Evidence gathering by the Macao Judicial Court has commenced by letters rogatory. On June 30, 2017, the Macao Judicial Court sent letters rogatory to the Public Prosecutor's office, for onward transmission to relevant authorities in the U.S. and Hong Kong. On June 25, 2014, the Macao Second Instance Court delivered a decision, which gave formal recognition to and allowed enforcement in Macao of the judgment of the U.S. Court of Appeals, dismissing AAEC's claims against the U.S. Defendants. AAEC appealed against the recognition decision to the Macao Court of Final Appeal, which, on May 6, 2015, dismissed the appeal and held the U.S. judgment to be final and have preclusive effect. The Macao Court of Final Appeal's decision became final on May 21, 2015. On June 5, 2015, the U.S. Defendants

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

applied to the Macao Judicial Court to dismiss the claims against them as res judicata. AAEC filed its response to that application on June 30, 2015. The U.S. Defendants filed their reply on July 23, 2015. On September 14, 2015, the Macao Judicial Court admitted two further legal opinions from Portuguese and U.S. law experts. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged on April 7, 2016, together with a request that the appeal be heard immediately. By a decision dated April 13, 2016, the Macao Judicial Court accepted that the appeal be heard immediately. Legal arguments were submitted May 23, 2016. AAEC replied to the legal arguments on or about July 14, 2016, which was three days late, upon payment of a penalty. The U.S. Defendants submitted a response on September 20, 2016. On December 13, 2016, the Macao Judicial Court confirmed its earlier decision not to stay the proceedings pending appeal. As at the end of December, 2016, all appeals (including VML’s dismissal and the res judicata appeals) were being transferred to the Macao Second Instance Court. On May 11, 2017, the Macao Second Instance Court notified the parties of its decision of refusal to deal with the appeals at the present time. The Macao Second Instance Court ordered that the court file be transferred back to the Macao Judicial Court. On March 25, 2015, application was made by the U.S. Defendants to the Macao Judicial Court to revoke the legal aid granted to AAEC, accompanied by a request for evidence taking from AAEC, relating to the fees and expenses that they incurred and paid in the U.S. subsequent action referred to below. The Macao Public Prosecutor has opposed the action on the ground of lack of evidence that AAEC's financial position has improved. No decision has been issued in respect to that application up to the present time. A complaint against AAEC's Macao lawyer arising from certain conduct in relation to recent U.S. proceedings was submitted to the Macao Lawyer's Association on October 19, 2015. A letter dated February 26, 2016, has been received from the Conselho Superior de Advocacia of the Macao Bar Association advising that disciplinary proceedings have commenced. A further letter dated April 5, 2016, was received from the Conselho Superior de Advocacia requesting confirmation that the signatories of the complaint were acting within their corporate authority. By a letter dated April 14, 2016, such confirmation has been provided. On September 28, 2016, the Conselho Superior de Advocacia invited comments on the defense which had been lodged by AAEC's Macao lawyer. On July 9, 2014, the plaintiff filed yet another action in the U.S. District Court against LVSC, LVSLLC, VCR (collectively, the "LVSC entities"), Sheldon G. Adelson, William P. Weidner, David Friedman and Does 1-50 for declaratory judgment, equitable accounting, misappropriation of trade secrets, breach of confidence and conversion based on a theory of copyright law. The claim is for $5.0 billion. On November 4, 2014, plaintiff finally effected notice on the LVSC entities which was followed by a motion to dismiss by the LVSC entities on November 10, 2014. Plaintiff failed to timely respond and on December 2, 2014, the LVSC entities moved for immediate dismissal and sanctions against plaintiff and his counsel for bringing a frivolous lawsuit. On December 19, 2014, plaintiff filed an incomplete and untimely response, which was followed by plaintiff's December 27, 2014 notice of withdrawal of the lawsuit and the LVSC entities' December 29, 2014, reply in favor of sanctions and dismissal with prejudice. On August 31, 2015, the judge dismissed the U.S. action and the LVSC entities' sanctions motion. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 7 — Segment Information
The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; The Parisian Macao, which opened in September 2016; The Plaza Macao and Four Seasons Hotel Macao; Sands Macao; Marina Bay Sands; Las Vegas Operating Properties; and Sands Bethlehem. The Company also reviews construction and development activities for each of its primary projects under development, in addition to its reportable segments noted above, which include the remainder of Sands Cotai Central and the Four Seasons Apartments in Macao, and our Las Vegas Condo Tower (which construction currently is suspended) in the United States. The Company has included Ferry Operations and Other (comprised primarily of the Company's ferry operations and various other operations that are ancillary to its properties in Macao) to reconcile to condensed consolidated results of operations and financial condition. The Company has included Corporate and Other (which includes the Las Vegas Condo Tower and corporate activities of the Company) to reconcile to condensed consolidated financial condition. The Company’s segment information as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net Revenues
Macao:
The Venetian Macao	$687	$666	$1,428	$1,415
Sands Cotai Central	445	473	912	1,003
The Parisian Macao	361	—	679	—
The Plaza Macao and Four Seasons Hotel Macao	137	125	280	273
Sands Macao	161	185	343	360
Ferry Operations and Other	45	41	86	80
	1,836	1,490	3,728	3,131
Marina Bay Sands	836	710	1,536	1,314
United States:
Las Vegas Operating Properties	384	356	818	741
Sands Bethlehem	147	146	289	285
	531	502	1,107	1,026
Intersegment eliminations	(62)	(53)	(124)	(105)
Total net revenues	$3,141	$2,649	$6,247	$5,366

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$2	$1	$3	$3
Ferry Operations and Other	10	10	20	19
	12	11	23	22
Marina Bay Sands	2	2	4	4
Las Vegas Operating Properties	48	40	97	79
Total intersegment revenues	$62	$53	$124	$105

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$256	$244	$545	$512
Sands Cotai Central	133	145	276	308
The Parisian Macao	106	—	188	—
The Plaza Macao and Four Seasons Hotel Macao	59	44	110	92
Sands Macao	39	48	93	79
Ferry Operations and Other	7	7	12	15
	600	488	1,224	1,006
Marina Bay Sands	492	357	857	632
United States:
Las Vegas Operating Properties	79	72	201	159
Sands Bethlehem	37	38	73	76
	116	110	274	235
Consolidated adjusted property EBITDA(1)	1,208	955	2,355	1,873
Other Operating Costs and Expenses
Stock-based compensation	(4)	(5)	(7)	(10)
Corporate	(43)	(122)	(85)	(169)
Pre-opening	(4)	(33)	(6)	(42)
Development	(2)	(2)	(5)	(4)
Depreciation and amortization	(327)	(255)	(648)	(515)
Amortization of leasehold interests in land	(9)	(9)	(19)	(19)
Loss on disposal or impairment of assets	(3)	(11)	(6)	(10)
Operating income	816	518	1,579	1,104
Other Non-Operating Costs and Expenses
Interest income	4	2	7	4
Interest expense, net of amounts capitalized	(79)	(64)	(157)	(133)
Other expense	(25)	(7)	(61)	(54)
Loss on modification or early retirement of debt	—	—	(5)	—
Income tax expense	(78)	(55)	(147)	(118)
Net income	$638	$394	$1,216	$803
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

	Six Months Ended June 30,
	2017	2016
	(In millions)
Capital Expenditures
Corporate and Other	$4	$4
Macao:
The Venetian Macao	61	24
Sands Cotai Central	34	68
The Parisian Macao	111	516
The Plaza Macao and Four Seasons Hotel Macao	13	6
Sands Macao	3	7
Ferry Operations and Other	2	2
	224	623
Marina Bay Sands	92	29
United States:
Las Vegas Operating Properties	50	37
Sands Bethlehem	10	13
	60	50
Total capital expenditures	$380	$706

	June 30, 2017	December 31, 2016
	(In millions)
Total Assets
Corporate and Other	$1,189	$465
Macao:
The Venetian Macao	2,196	2,642
Sands Cotai Central	3,850	4,152
The Parisian Macao	2,562	2,711
The Plaza Macao and Four Seasons Hotel Macao	928	966
Sands Macao	275	316
Ferry Operations and Other	280	281
	10,091	11,068
Marina Bay Sands	4,904	5,031
United States:
Las Vegas Operating Properties	3,279	3,214
Sands Bethlehem	679	691
	3,958	3,905
Total assets	$20,142	$20,469

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(In millions)
Total Long-Lived Assets(1)
Corporate and Other	$255	$264
Macao:
The Venetian Macao	1,697	1,726
Sands Cotai Central	3,573	3,720
The Parisian Macao	2,455	2,572
The Plaza Macao and Four Seasons Hotel Macao	862	874
Sands Macao	228	245
Ferry Operations and Other	152	157
	8,967	9,294
Marina Bay Sands	4,257	4,192
United States:
Las Vegas Operating Properties	2,774	2,815
Sands Bethlehem	543	548
	3,317	3,363
Total long-lived assets	$16,796	$17,113
 ____________________

(1)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and leasehold interests in land, net of accumulated amortization.

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
Operations
Generally, we view each of our integrated resort properties as an operating segment. Our operating segments in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China consist of The Venetian Macao; Sands Cotai Central; The Parisian Macao, which opened on September 13, 2016; The Plaza Macao and Four Seasons Hotel Macao; and the Sands Macao. Our operating segment in Singapore is the Marina Bay Sands. Our operating segments in the U.S. consist of the Las Vegas Operating Properties, which includes The Venetian Las Vegas, The Palazzo and the Sands Expo Center, and the Sands Bethlehem.
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
There were no newly identified significant accounting estimates during the six months ended June 30, 2017, nor were there any material changes to the critical accounting policies and estimates discussed in our 2016 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(Dollars in millions)
Net revenues	$3,141	$2,649	18.6%	$6,247	$5,366	16.4%
Operating expenses	2,325	2,131	9.1%	4,668	4,262	9.5%
Operating income	816	518	57.5%	1,579	1,104	43.0%
Income before income taxes	716	449	59.5%	1,363	921	48.0%
Net income	638	394	61.9%	1,216	803	51.4%
Net income attributable to Las Vegas Sands Corp.	545	328	66.2%	1,025	648	58.2%
The increase in operating income was due to stronger results across our Macao, Singapore and Las Vegas property portfolio, partially offset by higher operating expenses and depreciation and amortization expense during the three and six months ended June 30, 2017, primarily due to the opening of The Parisian Macao in September 2016. The increase in net income and net income attributable to Las Vegas Sands Corp. reflected the increase in operating income, partially offset by increases in net income attributable to noncontrolling interests, income tax expense and other expense, as further described below.
Operating Results
Key Operating Revenue Measurements
Operating revenues at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Marina Bay Sands and our Las Vegas Operating Properties are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and our gaming volume. Operating revenues at Sands Macao and Sands Bethlehem are principally driven by casino customers who visit the properties on a daily basis.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 3.0% to 3.3% in Macao and 2.7% to 3.0% in Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 25.5%, 20.1%, 22.0%, 19.5% and 28.6% at The Venetian Macao, Sands Cotai Central, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Beginning with the three months ended March 31, 2017, we revised the expected range for our Macao operations due to the Rolling win percentage experience over the last several years. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 4.9%, 3.7%, 6.9%, 3.3% and 4.4% at The Venetian Macao, Sands Cotai Central, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 14.2% and 36.0%, respectively, of our table games play was conducted on a credit basis for the six months ended June 30, 2017.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop which is the total amount of cash and net markers issued that are deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Beginning with the three months ended March 31, 2017, we revised the expected range for our Las Vegas Operating Properties due to the win percentage experienced over the last several years. Table games at Sands Bethlehem have produced a trailing 12-month win percentage of 19.9%. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.0% and 6.6% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. As in Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 59.2% of our table games play at our Las Vegas Operating Properties, for the six months ended June 30, 2017, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.
Hotel revenue measurements: Performance indicators used are occupancy rate (a volume indicator), which is the average percentage of available hotel rooms occupied during a period and average daily room rate ("ADR," a price indicator), which is the average price of occupied rooms per day. Available rooms excludes those rooms unavailable for occupancy during the period due to renovation, development or other requirements. The calculations of the occupancy rate and ADR include the impact of rooms provided on a complimentary basis. Complimentary room rates are determined based on an analysis of retail (or cash) room rates by type of customer and room product to ensure the complimentary room rates are consistent with retail rates. Revenue per available room ("RevPAR") represents a summary of hotel ADR and occupancy. Because not all available rooms are occupied, ADR is normally higher than RevPAR. Reserved rooms where the guests do not show up for their stay and lose their deposit, or where guests check out early, may be resold to walk-in guests. These rooms are considered to be occupied twice for statistical purposes due to obtaining the original deposit and the walk-in guest revenue. In cases where a significant number of rooms are resold, occupancy rates may be in excess of 100% and RevPAR may be higher than the ADR.
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
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended June 30,
	2017	2016	Percent Change
	(Dollars in millions)
Casino	$2,464	$2,017	22.2%
Rooms	377	355	6.2%
Food and beverage	199	187	6.4%
Mall	159	140	13.6%
Convention, retail and other	138	124	11.3%
	3,337	2,823	18.2%
Less — promotional allowances	(196)	(174)	(12.6)%
Total net revenues	$3,141	$2,649	18.6%
Consolidated net revenues were $3.14 billion for the three months ended June 30, 2017, an increase of $492 million compared to $2.65 billion for the three months ended June 30, 2016. The increase was primarily attributable to $361 million of net revenues at The Parisian Macao, which opened in September 2016, and a $126 million increase at Marina Bay Sands, primarily due to increased casino revenues.
Casino revenues increased $447 million compared to the three months ended June 30, 2016. The increase was attributable to $322 million of revenues at The Parisian Macao and a $133 million increase at Marina Bay Sands, driven primarily by increases in Rolling Chip win percentage and volume. The following table summarizes the results of our casino activity:

	Three Months Ended June 30,
	2017	2016	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$586	$568	3.2%
Non-Rolling Chip drop	$1,695	$1,657	2.3%
Non-Rolling Chip win percentage	25.7%	24.8%	0.9 pts
Rolling Chip volume	$5,172	$6,868	(24.7)%
Rolling Chip win percentage	3.61%	2.73%	0.88 pts
Slot handle	$681	$979	(30.4)%
Slot hold percentage	5.3%	4.6%	0.7 pts

	Three Months Ended June 30,
	2017	2016	Change
	(Dollars in millions)
Sands Cotai Central
Total casino revenues	$373	$405	(7.9)%
Non-Rolling Chip drop	$1,367	$1,510	(9.5)%
Non-Rolling Chip win percentage	21.1%	20.4%	0.7 pts
Rolling Chip volume	$2,522	$3,082	(18.2)%
Rolling Chip win percentage	3.15%	2.48%	0.67 pts
Slot handle	$1,139	$1,485	(23.3)%
Slot hold percentage	4.0%	3.7%	0.3 pts
The Parisian Macao
Total casino revenues	$322	$—	—
Non-Rolling Chip drop	$973	$—	—
Non-Rolling Chip win percentage	19.7%	—%	—
Rolling Chip volume	$3,760	$—	—
Rolling Chip win percentage	3.89%	—%	—
Slot handle	$935	$—	—
Slot hold percentage	3.3%	—%	—
The Plaza Macao and Four Seasons Hotel Macao
Total casino revenues	$101	$89	13.5%
Non-Rolling Chip drop	$295	$230	28.3%
Non-Rolling Chip win percentage	24.3%	28.1%	(3.8) pts
Rolling Chip volume	$2,417	$1,883	28.4%
Rolling Chip win percentage	1.97%	2.13%	(0.16) pts
Slot handle	$97	$103	(5.8)%
Slot hold percentage	7.5%	5.6%	1.9 pts
Sands Macao
Total casino revenues	$157	$180	(12.8)%
Non-Rolling Chip drop	$626	$650	(3.7)%
Non-Rolling Chip win percentage	18.8%	18.3%	0.5 pts
Rolling Chip volume	$968	$1,954	(50.5)%
Rolling Chip win percentage	3.80%	3.29%	0.51 pts
Slot handle	$614	$668	(8.1)%
Slot hold percentage	3.2%	3.3%	(0.1) pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$690	$557	23.9%
Non-Rolling Chip drop	$911	$936	(2.7)%
Non-Rolling Chip win percentage	27.9%	28.0%	(0.1) pts
Rolling Chip volume	$8,709	$6,740	29.2%
Rolling Chip win percentage	4.42%	3.50%	0.92 pts
Slot handle	$3,403	$3,245	4.9%
Slot hold percentage	4.3%	4.5%	(0.2) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$98	$82	19.5%
Table games drop	$352	$375	(6.1)%
Table games win percentage	16.3%	10.6%	5.7 pts
Slot handle	$606	$662	(8.5)%
Slot hold percentage	8.3%	7.7%	0.6 pts
Sands Bethlehem
Total casino revenues	$137	$136	0.7%
Table games drop	$276	$289	(4.5)%
Table games win percentage	20.8%	18.6%	2.2 pts
Slot handle	$1,179	$1,116	5.6%
Slot hold percentage	6.6%	7.0%	(0.4) pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $22 million compared to the three months ended June 30, 2016. The increase was primarily attributable to $32 million of revenues at The Parisian Macao. During the three months ended June 30, 2017, there were approximately 21%, 19%, 7% and 2% fewer rooms available at The Plaza Macao and Four Seasons Hotel Macao, The Venetian Macao, Marina Bay Sands and our Las Vegas Operating Properties, respectively, compared to the three months ended June 30, 2016. The following table summarizes the results of our room activity:

	Three Months Ended June 30,
	2017	2016	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$41	$45	(8.9)%
Occupancy rate	93.3%	81.0%	12.3 pts
Average daily room rate (ADR)	$209	$212	(1.4)%
Revenue per available room (RevPAR)	$195	$172	13.4%
Sands Cotai Central
Total room revenues	$65	$64	1.6%
Occupancy rate	81.4%	76.5%	4.9 pts
Average daily room rate (ADR)	$142	$149	(4.7)%
Revenue per available room (RevPAR)	$116	$114	1.8%
The Parisian Macao
Total room revenues	$32	$—	—
Occupancy rate	88.0%	—%	—
Average daily room rate (ADR)	$138	$—	—
Revenue per available room (RevPAR)	$122	$—	—
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$8	$9	(11.1)%
Occupancy rate	81.3%	69.2%	12.1 pts
Average daily room rate (ADR)	$355	$340	4.4%
Revenue per available room (RevPAR)	$289	$236	22.5%
Sands Macao
Total room revenues	$5	$5	—
Occupancy rate	98.5%	96.0%	2.5 pts
Average daily room rate (ADR)	$191	$203	(5.9)%
Revenue per available room (RevPAR)	$188	$195	(3.6)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$80	$83	(3.6)%
Occupancy rate	94.3%	96.4%	(2.1) pts
Average daily room rate (ADR)	$397	$375	5.9%
Revenue per available room (RevPAR)	$375	$362	3.6%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$142	$145	(2.1)%
Occupancy rate	92.7%	95.0%	(2.3) pts
Average daily room rate (ADR)	$244	$240	1.7%
Revenue per available room (RevPAR)	$226	$228	(0.9)%
Sands Bethlehem
Total room revenues	$4	$4	—
Occupancy rate	93.9%	96.9%	(3.0) pts
Average daily room rate (ADR)	$162	$160	1.3%
Revenue per available room (RevPAR)	$152	$155	(1.9)%

Mall revenues increased $19 million compared to the three months ended June 30, 2016. The increase was primarily attributable to $17 million of revenues at the Shoppes at Parisian. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Three Months Ended June 30,
	2017	2016	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$55	$51	7.8%
Mall gross leasable area (in square feet)	779,025	781,145	(0.3)%
Occupancy	97.7%	97.4%	0.3 pts
Base rent per square foot	$245	$234	4.7%
Tenant sales per square foot	$1,340	$1,359	(1.4)%
Shoppes at Cotai Central(1)
Total mall revenues	$14	$16	(12.5)%
Mall gross leasable area (in square feet)	425,630	331,476	28.4%
Occupancy	93.5%	96.7%	(3.2) pts
Base rent per square foot	$120	$160	(25.0)%
Tenant sales per square foot	$676	$861	(21.5)%
Shoppes at Parisian(2)
Total mall revenues	$17	$—	—
Mall gross leasable area (in square feet)	299,053	—	—
Occupancy	92.7%	—%	—
Base rent per square foot	$221	$—	—
Shoppes at Four Seasons
Total mall revenues	$32	$32	—
Mall gross leasable area (in square feet)	259,533	260,570	(0.4)%
Occupancy	99.5%	97.7%	1.8 pts
Base rent per square foot	$455	$457	(0.4)%
Tenant sales per square foot	$3,097	$2,994	3.4%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$40	$40	—
Mall gross leasable area (in square feet)	608,947	644,718	(5.5)%
Occupancy	97.4%	96.4%	1.0 pts
Base rent per square foot	$223	$222	0.5%
Tenant sales per square foot	$1,482	$1,334	11.1%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$1	$1	—
Mall gross leasable area (in square feet)	151,044	151,029	—
Occupancy	88.8%	90.4%	(1.6) pts
Base rent per square foot	$21	$21	—
Tenant sales per square foot	$346	$366	(5.5)%
__________________________

(1)	At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

(2)	The Shoppes at Parisian opened in September 2016.

Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended June 30,
	2017	2016	Percent Change
	(Dollars in millions)
Casino	$1,299	$1,113	16.7%
Rooms	71	65	9.2%
Food and beverage	109	103	5.8%
Mall	18	14	28.6%
Convention, retail and other	64	59	8.5%
Provision for doubtful accounts	22	43	(48.8)%
General and administrative	354	302	17.2%
Corporate	43	122	(64.8)%
Pre-opening	4	33	(87.9)%
Development	2	2	—%
Depreciation and amortization	327	255	28.2%
Amortization of leasehold interests in land	9	9	—%
Loss on disposal or impairment of assets	3	11	(72.7)%
Total operating expenses	$2,325	$2,131	9.1%
Operating expenses were $2.33 billion for the three months ended June 30, 2017, an increase of $194 million compared to $2.13 billion for the three months ended June 30, 2016. The increase in operating expenses was driven by the opening of The Parisian Macao.
Casino expenses increased $186 million compared to the three months ended June 30, 2016. The increase was primarily attributable to $206 million of expenses at The Parisian Macao, partially offset by a $19 million decrease at Sands Cotai Central, driven by a decrease in gaming taxes due to decreased casino revenues.
The provision for doubtful accounts was $22 million for the three months ended June 30, 2017, compared to $43 million for the three months ended June 30, 2016. The decrease primarily resulted from increased collections of previously reserved customer balances during the three months ended June 30, 2017, as compared to the prior year period. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $52 million compared to the three months ended June 30, 2016. The increase was primarily attributable to $33 million of expenses at The Parisian Macao and a $13 million increase at our Las Vegas Operating Properties, driven by an increase in marketing and advertising efforts.
Corporate expenses decreased $79 million compared to the three months ended June 30, 2016. The decrease was primarily due to nonrecurring legal costs during the three months ended June 30, 2016.
Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses decreased $29 million compared to the three months ended June 30, 2016. The decrease was primarily due to pre-opening activities at The Parisian Macao, which opened in September 2016. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Depreciation and amortization expense increased $72 million compared to the three months ended June 30, 2016. The increase was primarily attributable to $58 million of expense at The Parisian Macao, as well as the acceleration of depreciation of certain assets due to room and mall renovations.
Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Segment Information” for

discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income). Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is used by management as the primary measure of the operating performance of our segments. Consolidated adjusted property EBITDA is net income before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, integrated resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. We have significant uses of cash flow, including capital expenditures, dividend payments, interest payments and debt principal repayments, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, our presentation of consolidated adjusted property EBITDA may not be directly comparable to similarly titled measures presented by other companies.

	Three Months Ended June 30,
	2017	2016	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$256	$244	4.9%
Sands Cotai Central	133	145	(8.3)%
The Parisian Macao	106	—	—%
The Plaza Macao and Four Seasons Hotel Macao	59	44	34.1%
Sands Macao	39	48	(18.8)%
Ferry Operations and Other	7	7	—%
	600	488	23.0%
Marina Bay Sands	492	357	37.8%
United States:
Las Vegas Operating Properties	79	72	9.7%
Sands Bethlehem	37	38	(2.6)%
	116	110	5.5%
Consolidated adjusted property EBITDA	$1,208	$955	26.5%

Adjusted property EBITDA at our Macao operations increased $112 million compared to the three months ended June 30, 2016. The increase was primarily attributable to $106 million in adjusted property EBITDA generated at The Parisian Macao.
Adjusted property EBITDA at Marina Bay Sands increased $135 million compared to the three months ended June 30, 2016. As previously described, the increase was primarily due to increased casino revenues, driven by increases in Rolling Chip win percentage and volume.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $7 million compared to the three months ended June 30, 2016. The increase was primarily due to an increase in casino revenues, driven by an increase in table games win percentage.

Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended June 30,
	2017	2016
	(Dollars in millions)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$75	$71
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	4	4
Less — capitalized interest	—	(11)
Interest expense, net	$79	$64
Cash paid for interest	$65	$59
Weighted average total debt balance	$9,955	$9,556
Weighted average interest rate	3.0%	3.0%
Interest cost increased $4 million compared to the three months ended June 30, 2016. The increase was driven by a higher weighted average total debt balance. Capitalized interest decreased $11 million compared to the three months ended June 30, 2016, primarily due to the opening of The Parisian Macao in September 2016.
Other Factors Effecting Earnings
Other expense was $25 million for the three months ended June 30, 2017, compared to $7 million for the three months ended June 30, 2016. Other expense during the three months ended June 30, 2017, was primarily attributable to a depreciation of the U.S. dollar versus the Singapore dollar during the period. This resulted in $25 million of foreign currency transaction losses, driven by Singapore dollar denominated intercompany debt reported in U.S. dollars.
Our effective income tax rate was 10.9% for the three months ended June 30, 2017, compared to 12.2% for the three months ended June 30, 2016. The decrease in the effective income tax rate relates primarily to the valuation allowances recorded during the three months ended June 30, 2016, as we determined that certain deferred tax assets were no longer "more-likely-than-not" realizable. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets, or a portion thereof, are realizable, we will reduce the valuation allowances in the period such determination is made, as appropriate.
The net income attributable to our noncontrolling interests was $93 million for the three months ended June 30, 2017, compared to $66 million for the three months ended June 30, 2016. These amounts are primarily related to the noncontrolling interest of Sands China Ltd. ("SCL").

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Operating Revenues
Our net revenues consisted of the following:

	Six Months Ended June 30,
	2017	2016	Percent Change
	(Dollars in millions)
Casino	$4,868	$4,099	18.8%
Rooms	783	721	8.6%
Food and beverage	412	375	9.9%
Mall	316	275	14.9%
Convention, retail and other	272	248	9.7%
	6,651	5,718	16.3%
Less — promotional allowances	(404)	(352)	(14.8)%
Total net revenues	$6,247	$5,366	16.4%
Consolidated net revenues were $6.25 billion for the six months ended June 30, 2017, an increase of $881 million compared to $5.37 billion for the six months ended June 30, 2016. The increase was primarily attributable to $679 million of net revenues at The Parisian Macao and a $222 million increase at Marina Bay Sands, primarily due to increased casino revenues.
Casino revenues increased $769 million compared to the six months ended June 30, 2016. The increase was attributable to $601 million of revenues at The Parisian Macao and a $230 million increase at Marina Bay Sands, driven by increases in Rolling Chip win percentage and volume, partially offset by a $101 million decrease at Sands Cotai Central, driven by decreases in Rolling Chip volume and Non-Rolling Chip drop. The following table summarizes the results of our casino activity:

	Six Months Ended June 30,
	2017	2016	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$1,232	$1,223	0.7%
Non-Rolling Chip drop	$3,423	$3,427	(0.1)%
Non-Rolling Chip win percentage	25.6%	24.9%	0.7 pts
Rolling Chip volume	$11,321	$15,094	(25.0)%
Rolling Chip win percentage	3.80%	2.99%	0.81 pts
Slot handle	$1,334	$2,049	(34.9)%
Slot hold percentage	5.3%	4.5%	0.8 pts
Sands Cotai Central
Total casino revenues	$763	$864	(11.7)%
Non-Rolling Chip drop	$2,836	$3,014	(5.9)%
Non-Rolling Chip win percentage	20.5%	20.6%	(0.1) pts
Rolling Chip volume	$5,421	$6,685	(18.9)%
Rolling Chip win percentage	3.05%	3.26%	(0.21) pts
Slot handle	$2,328	$3,044	(23.5)%
Slot hold percentage	4.0%	3.6%	0.4 pts
The Parisian Macao
Total casino revenues	$601	$—	—
Non-Rolling Chip drop	$1,956	$—	—
Non-Rolling Chip win percentage	18.9%	—%	—
Rolling Chip volume	$7,482	$—	—
Rolling Chip win percentage	3.36%	—%	—
Slot handle	$1,789	$—	—
Slot hold percentage	3.6%	—%	—

	Six Months Ended June 30,
	2017	2016	Change
	(Dollars in millions)
The Plaza Macao and Four Seasons Hotel Macao
Total casino revenues	$208	$200	4.0%
Non-Rolling Chip drop	$597	$530	12.6%
Non-Rolling Chip win percentage	23.1%	23.0%	0.1 pts
Rolling Chip volume	$4,247	$4,504	(5.7)%
Rolling Chip win percentage	2.66%	2.77%	(0.11) pts
Slot handle	$194	$193	0.5%
Slot hold percentage	7.4%	6.1%	1.3 pts
Sands Macao
Total casino revenues	$333	$350	(4.9)%
Non-Rolling Chip drop	$1,239	$1,350	(8.2)%
Non-Rolling Chip win percentage	19.4%	17.6%	1.8 pts
Rolling Chip volume	$2,881	$4,195	(31.3)%
Rolling Chip win percentage	3.01%	2.84%	0.17 pts
Slot handle	$1,210	$1,325	(8.7)%
Slot hold percentage	3.3%	3.3%	—
Singapore Operations:
Marina Bay Sands
Total casino revenues	$1,240	$1,010	22.8%
Non-Rolling Chip drop	$1,878	$1,942	(3.3)%
Non-Rolling Chip win percentage	28.7%	28.6%	0.1 pts
Rolling Chip volume	$17,625	$16,372	7.7%
Rolling Chip win percentage	3.46%	2.28%	1.18 pts
Slot handle	$6,824	$6,601	3.4%
Slot hold percentage	4.3%	4.4%	(0.1) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$221	$186	18.8%
Table games drop	$785	$858	(8.5)%
Table games win percentage	19.2%	13.6%	5.6 pts
Slot handle	$1,210	$1,248	(3.0)%
Slot hold percentage	8.0%	7.9%	0.1 pts
Sands Bethlehem
Total casino revenues	$270	$266	1.5%
Table games drop	$545	$570	(4.4)%
Table games win percentage	20.5%	19.2%	1.3 pts
Slot handle	$2,340	$2,198	6.5%
Slot hold percentage	6.6%	7.0%	(0.4) pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $62 million compared to the six months ended June 30, 2016. The increase is primarily attributable to $61 million of revenues at The Parisian Macao. During the six months ended June 30, 2017, there were approximately 21%, 14%, 5% and 2% fewer rooms available at The Plaza Macao and Four Seasons Hotel Macao, The Venetian Macao, Marina Bay Sands and our Las Vegas Operating Properties, respectively, compared to the six months ended June 30, 2016. The following table summarizes the results of our room activity:

	Six Months Ended June 30,
	2017	2016	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$85	$91	(6.6)%
Occupancy rate	89.6%	79.3%	10.3 pts
Average daily room rate	$209	$219	(4.6)%
Revenue per available room	$187	$174	7.5%
Sands Cotai Central
Total room revenues	$131	$131	—
Occupancy rate	80.4%	76.8%	3.6 pts
Average daily room rate	$146	$152	(3.9)%
Revenue per available room	$118	$117	0.9%
The Parisian Macao
Total room revenues	$61	$—	—
Occupancy rate	84.9%	—%	—
Average daily room rate	$137	$—	—
Revenue per available room	$117	$—	—
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$16	$17	(5.9)%
Occupancy rate	80.2%	69.1%	11.1 pts
Average daily room rate	$363	$349	4.0%
Revenue per available room	$291	$241	20.7%
Sands Macao
Total room revenues	$10	$10	—
Occupancy rate	98.2%	95.9%	2.3 pts
Average daily room rate	$193	$205	(5.9)%
Revenue per available room	$190	$196	(3.1)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$174	$172	1.2%
Occupancy rate	95.6%	97.2%	(1.6) pts
Average daily room rate	$417	$385	8.3%
Revenue per available room	$399	$374	6.7%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$299	$293	2.0%
Occupancy rate	93.5%	93.5%	—
Average daily room rate	$256	$245	4.5%
Revenue per available room	$239	$229	4.4%
Sands Bethlehem
Total room revenues	$7	$7	—
Occupancy rate	92.0%	93.8%	(1.8) pts
Average daily room rate	$160	$157	1.9%
Revenue per available room	$147	$147	—

Mall revenues increased $41 million compared to the six months ended June 30, 2016. The increase was primarily attributable to $34 million of revenues at the Shoppes at Parisian and a $6 million increase at the Shoppes at Venetian, driven by an increase in base rents. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Six Months Ended June 30,(1)
	2017	2016	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$106	$100	6.0%
Mall gross leasable area (in square feet)	779,025	781,145	(0.3)%
Occupancy	97.7%	97.4%	0.3 pts
Base rent per square foot	$245	$234	4.7%
Tenant sales per square foot	$1,340	$1,359	(1.4)%
Shoppes at Cotai Central(2)
Total mall revenues	$33	$31	6.5%
Mall gross leasable area (in square feet)	425,630	331,476	28.4%
Occupancy	93.5%	96.7%	(3.2) pts
Base rent per square foot	$120	$160	(25.0)%
Tenant sales per square foot	$676	$861	(21.5)%
Shoppes at Parisian(3)
Total mall revenues	$34	$—	—
Mall gross leasable area (in square feet)	299,053	—	—
Occupancy	92.7%	—%	—
Base rent per square foot	$221	$—	—
Shoppes at Four Seasons
Total mall revenues	$63	$63	—
Mall gross leasable area (in square feet)	259,533	260,570	(0.4)%
Occupancy	99.5%	97.7%	1.8 pts
Base rent per square foot	$455	$457	(0.4)%
Tenant sales per square foot	$3,097	$2,994	3.4%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$78	$79	(1.3)%
Mall gross leasable area (in square feet)	608,947	644,718	(5.5)%
Occupancy	97.4%	96.4%	1.0 pts
Base rent per square foot	$223	$222	0.5%
Tenant sales per square foot	$1,482	$1,334	11.1%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$2	$2	—
Mall gross leasable area (in square feet)	151,044	151,029	—
Occupancy	88.8%	90.4%	(1.6) pts
Base rent per square foot	$21	$21	—
Tenant sales per square foot	$346	$366	(5.5)%
__________________________

(1)
As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of June 30, 2017 and 2016, they are identical to the summary presented herein for the three months ended June 30, 2017 and 2016, respectively.

(2)	At completion, the Shoppes at Cotai Central will feature up to 600,000 square feet of gross leasable area.

(3)	The Shoppes at Parisian opened in September 2016.

Operating Expenses
Our operating expenses consisted of the following:

	Six Months Ended June 30,
	2017	2016	Percent Change
	(Dollars in millions)
Casino	$2,626	$2,333	12.6%
Rooms	142	130	9.2%
Food and beverage	220	205	7.3%
Mall	34	28	21.4%
Convention, retail and other	131	118	11.0%
Provision for doubtful accounts	54	88	(38.6)%
General and administrative	692	601	15.1%
Corporate	85	169	(49.7)%
Pre-opening	6	42	(85.7)%
Development	5	4	25.0%
Depreciation and amortization	648	515	25.8%
Amortization of leasehold interests in land	19	19	—%
Loss on disposal or impairment of assets	6	10	(40.0)%
Total operating expenses	$4,668	$4,262	9.5%
Operating expenses were $4.67 billion for the six months ended June 30, 2017, an increase of $406 million compared to $4.26 billion for the six months ended June 30, 2016. The increase in operating expenses was driven by the opening of The Parisian Macao.
Casino expenses increased $293 million compared to the six months ended June 30, 2016. The increase was primarily attributable to $391 million of expenses at The Parisian Macao, partially offset by a $65 million decrease at Sands Cotai Central, driven by a decrease in gaming taxes due to decreased casino revenues.
The provision for doubtful accounts was $54 million for the six months ended June 30, 2017, compared to $88 million for the six months ended June 30, 2016. The decrease resulted from increased collections of previously reserved customer balances during the six months ended June 30, 2017, as compared to the prior year period, and continuing improvement in the quality of casino credit currently being extended. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $91 million compared to the six months ended June 30, 2016. The increase was primarily attributable to $66 million of expenses at The Parisian Macao and a $23 million increase at our Las Vegas Operating Properties, driven by an increase in marketing and advertising efforts.
Corporate expenses decreased $84 million compared to the six months ended June 30, 2016. The decrease was primarily due to nonrecurring legal costs during the six months ended June 30, 2016.
Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses decreased $36 million compared to the six months ended June 30, 2016. The decrease was primarily due to pre-opening activities at The Parisian Macao, which opened in September 2016. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Depreciation and amortization expense increased $133 million compared to the six months ended June 30, 2016. The increase was primarily attributable to $113 million of expense at The Parisian Macao, as well as the acceleration of depreciation of certain assets due to room, entertainment venue and mall renovations.

Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Segment Information” for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Six Months Ended June 30,
	2017	2016	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$545	$512	6.4%
Sands Cotai Central	276	308	(10.4)%
The Parisian Macao	188	—	—%
The Plaza Macao and Four Seasons Hotel Macao	110	92	19.6%
Sands Macao	93	79	17.7%
Ferry Operations and Other	12	15	(20.0)%
	1,224	1,006	21.7%
Marina Bay Sands	857	632	35.6%
United States:
Las Vegas Operating Properties	201	159	26.4%
Sands Bethlehem	73	76	(3.9)%
	274	235	16.6%
Consolidated adjusted property EBITDA	$2,355	$1,873	25.7%

Adjusted property EBITDA at our Macao operations increased $218 million compared to the six months ended June 30, 2016. The increase was primarily attributable to $188 million in adjusted property EBITDA generated at The Parisian Macao, and ongoing cost control and cost avoidance initiatives at our other Macao properties.
Adjusted property EBITDA at Marina Bay Sands increased $225 million compared to the six months ended June 30, 2016. As previously described, the increase was primarily due to increased casino revenues, driven by higher Rolling Chip win percentage and volume.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $42 million compared to the six months ended June 30, 2016. The increase was primarily due to a $57 million increase in net revenues (excluding intersegment royalty revenue), driven by an increase in casino revenue.
Interest Expense
The following table summarizes information related to interest expense:

	Six Months Ended June 30,
	2017	2016
	(Dollars in millions)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$150	$146
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	8	8
Less — capitalized interest	(1)	(21)
Interest expense, net	$157	$133
Cash paid for interest	$130	$123
Weighted average total debt balance	$9,917	$9,580
Weighted average interest rate	3.0%	3.1%
Interest cost increased $4 million compared to the six months ended June 30, 2016, resulting primarily from an increase in our weighted average total debt balance. Capitalized interest decreased $20 million compared to the six months ended June 30, 2016, primarily due to the opening of The Parisian Macao in September 2016.

Other Factors Effecting Earnings
Other expense was $61 million for the six months ended June 30, 2017, compared to $54 million for the six months ended June 30, 2016. Other expense during the six months ended June 30, 2017, was primarily attributable to a depreciation of the U.S. dollar versus the Singapore dollar during the period. This resulted in $46 million of foreign currency transaction losses, driven by Singapore dollar denominated intercompany debt reported in U.S. dollars, and a $16 million fair value adjustment on our Singapore forward contracts.
Our effective income tax rate was 10.8% for the six months ended June 30, 2017, compared to 12.8% for the six months ended June 30, 2016. The decrease in the effective income tax rate relates primarily to the valuation allowances recorded during the six months ended June 30, 2016, as we determined that certain deferred tax assets were no longer “more-likely-than-not” realizable. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that these deferred tax assets, or a portion thereof, are realizable, we will reduce the valuation allowances in the period such determination is made, as appropriate.
The net income attributable to our noncontrolling interests was $191 million for the six months ended June 30, 2017, compared to $155 million for the six months ended June 30, 2016. These amounts are primarily related to the noncontrolling interest of SCL.
Additional Information Regarding our Retail Mall Operations
We own and operate retail malls at our integrated resorts at The Venetian Macao, Sands Cotai Central, The Plaza Macao and Four Seasons Hotel Macao, The Parisian Macao, Marina Bay Sands and Sands Bethlehem. Management believes that being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.
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

The following tables summarize the results of our mall operations for the three and six months ended June 30, 2017 and 2016:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian(1)	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(2)	Total
	(In millions)
For the three months ended June 30, 2017
Mall revenues:
Minimum rents(3)	$45	$28	$10	$14	$31	$—	$128
Overage rents	2	1	1	—	3	1	8
CAM, levies and direct recoveries	8	3	3	3	6	—	23
Total mall revenues	55	32	14	17	40	1	159
Mall operating expenses:
Common area maintenance	3	2	1	2	3	1	12
Marketing and other direct operating expenses	2	—	1	1	2	—	6
Mall operating expenses	5	2	2	3	5	1	18
Property taxes(4)	—	—	—	—	1	1	2
Provision for doubtful accounts	—	—	1	—	—	—	1
Mall-related expenses(5)	$5	$2	$3	$3	$6	$2	$21
For the three months ended June 30, 2016
Mall revenues:
Minimum rents(3)	$43	$29	$11	$—	$31	$—	$114
Overage rents	1	—	1	—	3	1	6
CAM, levies and direct recoveries	7	3	4	—	6	—	20
Total mall revenues	51	32	16	—	40	1	140
Mall operating expenses:
Common area maintenance	3	2	2	—	4	—	11
Marketing and other direct operating expenses	1	(1)	1	—	1	1	3
Mall operating expenses	4	1	3	—	5	1	14
Property taxes(4)	—	—	—	—	1	1	2
Provision for doubtful accounts	1	—	—	—	1	—	2
Mall-related expenses(5)	$5	$1	$3	$—	$7	$2	$18

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian(1)	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(2)	Total
For the six months ended June 30, 2017
Mall revenues:
Minimum rents(3)	$87	$57	$21	$28	$61	$1	$255
Overage rents	3	1	1	—	5	1	11
CAM, levies and direct recoveries	16	5	11	6	12	—	50
Total mall revenues	106	63	33	34	78	2	316
Mall operating expenses:
Common area maintenance	7	3	3	3	7	1	24
Marketing and other direct operating expenses	3	1	1	2	3	—	10
Mall operating expenses	10	4	4	5	10	1	34
Property taxes(4)	—	—	—	—	2	1	3
Provision for doubtful accounts	—	—	1	—	—	—	1
Mall-related expenses(5)	$10	$4	$5	$5	$12	$2	$38
For the six months ended June 30, 2016
Mall revenues:
Minimum rents(3)	$83	$58	$23	$—	$61	$1	$226
Overage rents	2	—	1	—	5	1	9
CAM, levies and direct recoveries	15	5	7	—	13	—	40
Total mall revenues	100	63	31	—	79	2	275
Mall operating expenses:
Common area maintenance	7	3	3	—	8	1	22
Marketing and other direct operating expenses	2	—	1	—	2	1	6
Mall operating expenses	9	3	4	—	10	2	28
Property taxes(4)	—	—	—	—	2	1	3
Provision for doubtful accounts	1	—	—	—	1	—	2
Mall-related expenses(5)	$10	$3	$4	$—	$13	$3	$33
____________________

(1)	The Shoppes at Parisian opened in September 2016.

(2)	Revenues from CAM, levies and direct recoveries are included in minimum rents for The Outlets at Sands Bethlehem.

(3)	Minimum rents include base rents and straight-line adjustments of base rents.

(4)
Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. Each property is also eligible to obtain an additional six-year exemption, provided certain qualifications are met. To date, The Venetian Macao and The Plaza Macao and Four Seasons Hotel Macao have obtained the second exemption, extending the property tax exemption to the end of July 2019 and the end of July 2020, respectively. Under the initial exemption, The Parisian Macao is tax exempt until the end of July 2022 and Sands Cotai Central has a distinct exemption for each hotel tower, which have varying expiration dates that range from the end of March 2018 to the end of November 2021. The Company is currently working on obtaining the second exemption for The Parisian Macao and Sands Cotai Central.

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
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Net cash generated from operating activities	$2,109	$1,787
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(1)	(1)
Capital expenditures	(380)	(706)
Proceeds from disposal of property and equipment	1	4
Acquisition of intangible assets	—	(47)
Net cash used in investing activities	(380)	(750)
Cash flows from financing activities:
Proceeds from exercise of stock options	16	2
Repurchase of common stock	(225)	—
Dividends paid	(1,781)	(1,772)
Proceeds from long-term debt	654	1,261
Repayments on long-term debt	(250)	(497)
Payments of financing costs	(5)	—
Net cash used in financing activities	(1,591)	(1,006)
Effect of exchange rate on cash	41	15
Increase in cash and cash equivalents	179	46
Cash and cash equivalents at beginning of year	2,128	2,179
Cash and cash equivalents at end of year	$2,307	$2,225
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the six months ended June 30, 2017, increased $322 million compared to the six months ended June 30, 2016. The increase was primarily attributable to an increase in net income, partially offset by changes in our working capital accounts, consisting primarily of the change in accounts receivable.
Cash Flows — Investing Activities
Capital expenditures for the six months ended June 30, 2017, totaled $380 million, including $224 million for construction and development activities in Macao, which consisted primarily of $111 million for The Parisian Macao, $61 million for The Venetian Macao and $34 million for Sands Cotai Central; $92 million at Marina Bay Sands; and $50 million at our Las Vegas Operating Properties.
Capital expenditures for the six months ended June 30, 2016, totaled $706 million, including $623 million for construction and development activities in Macao, which consisted primarily of $516 million for The Parisian Macao and $68 million for Sands Cotai Central; $37 million at our Las Vegas Operating Properties; and $29 million in Singapore. Additionally, during the six months ended June 30, 2016, we paid 66 million Singapore dollars ("SGD," approximately $47 million at exchange rates in effect at the time of the transaction) to renew our Singapore gaming license for a three-year term

Cash Flows — Financing Activities
Net cash flows used in financing activities were $1.59 billion for the six months ended June 30, 2017, which was primarily attributable to $1.78 billion in dividend payments and $225 million in common stock repurchases, partially offset by $404 million of net proceeds from our various credit facilities.
Net cash flows used in financing activities were $1.01 billion for the six months ended June 30, 2016, which was primarily attributable to $1.77 billion in dividend payments, partially offset by $764 million of net proceeds from our various credit facilities.
Capital Financing Overview
We fund our development projects primarily through borrowings from our credit facilities (see, "Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt") and operating cash flows.
Our U.S., Macao and Singapore credit facilities, as amended, contain various financial covenants. The U.S. credit facility requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent that any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined (“Adjusted EBITDA”). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly period ended June 30, 2017, and then decreases to, and remains at, 3.5x for all quarterly periods thereafter through maturity. Our Singapore credit facility requires our Marina Bay Sands operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ending June 30, 2017 through September 30, 2019, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of June 30, 2017, our U.S., Macao and Singapore leverage ratios, as defined per the respective credit facility agreements, were 0.6x, 2.0x and 2.0x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 4.0x and 3.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. Any defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $2.31 billion and restricted cash and cash equivalents of approximately $10 million as of June 30, 2017, of which approximately $1.84 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.84 billion, approximately $1.60 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $2.95 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit, as of June 30, 2017, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.

In March 2017, we entered into an agreement to amend our U.S. credit facility, which refinanced the term loans in an aggregate amount of $2.18 billion, extended the maturity of the term loans to March 2024, removed the requirement to prepay outstanding revolving loans and/or permanently reduce revolving commitments in certain circumstances and lowered the applicable margin credit spread for borrowings under the term loans (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt — 2013 U.S. Credit Facility”). During the six months ended June 30, 2017, we had net borrowings of $550 million on our 2016 VML Revolving Facility and made net repayments of $36 million on our 2013 U.S. Extended Revolving Facility.
On February 24 and June 23, 2017, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which we retained $1.45 billion during the six months ended June 30, 2017). On March 31 and June 30, 2017, we paid a dividend of $0.73 per common share as part of a regular cash dividend program and recorded $1.16 billion as a distribution against retained earnings (of which $630 million related to our Principal Stockholder’s family and the remaining $526 million related to all other shareholders) during the six months ended June 30, 2017. In July 2017, the Company’s Board of Directors declared a quarterly dividend of $0.73 per common share (a total estimated to be approximately $578 million) to be paid on September 29, 2017, to shareholders of record on September 21, 2017. We expect this level of dividend to continue quarterly through the remainder of 2017.
In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of our outstanding common stock, which expires in November 2018. During the six months ended June 30, 2017, we repurchased 3,933,737 shares of our common stock for $225 million (including commissions) under this program. All share repurchases of our common stock are recorded as treasury stock. As of June 30, 2017, we have remaining authorization to repurchase $1.34 billion of our outstanding common shares. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions.
Aggregate Indebtedness and Other Known Contractual Obligations
As of June 30, 2017, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2016, with the exception of the following:

•
amendment and extension of our 2013 U.S. Credit Facility (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt — 2013 U.S. Credit Facility”);

•	net borrowings of $548 million on our 2016 VML Revolving Facility (which matures in March 2020 with no interim amortization); and

•	net repayments of $36 million on our 2013 U.S. Extended Revolving Facility (which would have matured in December 2018 with no interim amortization).
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

•	the uncertainty of consumer behavior related to discretionary spending and vacationing at casino-resorts in Macao, Singapore, Las Vegas and Bethlehem, Pennsylvania;

•	the extensive regulations to which we are subject and the costs of compliance or failure to comply with such regulations;

•
our leverage, debt service and debt covenant compliance, including the pledge of our assets (other than our equity interests in our subsidiaries) as security for our indebtedness and ability to refinance our debt obligations as they come due or to obtain sufficient funding for the remainder of our planned, or any future, development projects;

•	fluctuations in currency exchange rates and interest rates;

•	increased competition for labor and materials due to other planned construction projects in Macao and quota limits on the hiring of foreign workers;

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

As of June 30, 2017, the estimated fair value of our long-term debt was approximately $10.11 billion, compared to its carrying value of $10.24 billion. The estimated fair value of our long-term debt is based on level 2 inputs (quoted prices in markets that are not active). As our long-term debt obligations are primarily variable-rate debt, a change in LIBOR, HIBOR and SOR is not expected to have a material impact on the fair value of our long-term debt. Based on variable-rate debt levels as of June 30, 2017, a hypothetical 100 basis point change in LIBOR, HIBOR and SOR for the duration of a year would cause our annual interest cost to change by approximately $101 million.
Foreign currency transaction losses were $46 million for the six months ended June 30, 2017, primarily due to Singapore dollar denominated intercompany debt reported in U.S. dollars and U.S. dollar denominated intercompany debt held in Macao. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of June 30, 2017, a hypothetical 10% strengthening or weakening of the U.S. dollar against the SGD (excluding the impact of foreign currency forward contracts) would cause a foreign currency transaction gain of approximately $103 million or a loss of approximately $126 million and a hypothetical 100 basis point change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $15 million. We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
We manage a portion of our exposure to currency fluctuations with foreign currency forward contracts. As of June 30, 2017, we had 15 foreign currency forward contracts with a total notional value of $287 million, contract expirations through December 2017 and a total liability fair value of $4 million. As of June 30, 2017, a hypothetical unfavorable 10% change in the U.S. dollar/SGD exchange rate would cause an increase in our unrealized loss by approximately $28 million.
See also “Liquidity and Capital Resources.”
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2017, and have concluded that they are effective at the reasonable assurance level.
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

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, Quarterly Report on Form 10-Q for the three months ended March 31, 2017, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 6 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
April 1, 2017 — April 30, 2017	—	$—	—	$1,410
May 1, 2017 — May 31, 2017	436,100	$57.30	436,100	$1,385
June 1, 2017 — June 30, 2017	774,155	$64.60	774,155	$1,335
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

ITEM 5 — OTHER INFORMATION
In its Form 8-K dated June 9, 2017, the Company reported the final voting results of the Company's 2017 Annual Meeting of Stockholders held on June 8, 2017 (the "2017 Annual Meeting"). As previously reported, in a non-binding advisory vote on the frequency of future say-on-pay votes at the 2017 Annual Meeting, a majority of the shares voted for holding such advisory votes on an annual basis. The Company's Board of Directors considered the outcome of this advisory vote and has determined, as was recommended with respect to this proposal by the Company's Board of Directors in the proxy statement for the 2017 Annual Meeting, that the Company will hold an advisory vote on say-on-pay annually.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1+	Employment Agreement, dated August 23, 2016, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Lawrence A. Jacobs.
10.2+	Employment Agreement, dated as of December 28, 2011, between Marina Bay Sands Pte. Ltd. and George Tanasijevich.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

+	Denotes a management contract or compensatory plan or arrangement.

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

LAS VEGAS SANDS CORP.

August 4, 2017	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

August 4, 2017	By:	/s/ Patrick Dumont
Patrick Dumont Executive Vice President and Chief Financial Officer