Form 10-Q
period 2017-09-30
LAS VEGAS SANDS CORP
filed 2017-11-03
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2017
Common Stock ($0.001 par value)	790,480,010 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART 1 FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,001	$2,128
Restricted cash and cash equivalents	11	10
Accounts receivable, net	637	776
Inventories	45	46
Prepaid expenses and other	142	138
Total current assets	2,836	3,098
Property and equipment, net	15,498	15,903
Leasehold interests in land, net	1,234	1,210
Intangible assets, net	93	103
Other assets, net	147	155
Total assets	$19,808	$20,469
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$141	$128
Construction payables	165	384
Other accrued liabilities	1,992	1,935
Income taxes payable	229	192
Current maturities of long-term debt	134	167
Total current liabilities	2,661	2,806
Other long-term liabilities	136	126
Deferred income taxes	229	200
Deferred amounts related to mall sale transactions	408	413
Long-term debt	9,483	9,428
Total liabilities	12,917	12,973
Commitments and contingencies (Note 6)
Equity:
Common stock, $0.001 par value, 1,000 shares authorized, 831 and 830 shares issued, 790 and 795 shares outstanding	1	1
Treasury stock, at cost, 41 and 35 shares	(2,743)	(2,443)
Capital in excess of par value	6,569	6,516
Accumulated other comprehensive loss	(13)	(119)
Retained earnings	2,082	2,222
Total Las Vegas Sands Corp. stockholders' equity	5,896	6,177
Noncontrolling interests	995	1,319
Total equity	6,891	7,496
Total liabilities and equity	$19,808	$20,469
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,511	$2,307	$7,379	$6,406
Rooms	411	402	1,194	1,123
Food and beverage	198	184	610	559
Mall	160	147	476	422
Convention, retail and other	128	141	400	389
	3,408	3,181	10,059	8,899
Less — promotional allowances	(209)	(212)	(613)	(564)
Net revenues	3,199	2,969	9,446	8,335
Operating expenses:
Casino	1,342	1,198	3,968	3,531
Rooms	74	67	216	197
Food and beverage	109	101	329	306
Mall	18	16	52	44
Convention, retail and other	69	66	200	184
Provision for doubtful accounts	23	51	77	139
General and administrative	358	330	1,050	931
Corporate	51	39	136	208
Pre-opening	1	86	7	128
Development	3	3	8	7
Depreciation and amortization	265	277	913	792
Amortization of leasehold interests in land	9	10	28	29
Loss on disposal or impairment of assets	21	5	27	15
	2,343	2,249	7,011	6,511
Operating income	856	720	2,435	1,824
Other income (expense):
Interest income	4	2	11	6
Interest expense, net of amounts capitalized	(83)	(65)	(240)	(198)
Other income (expense)	(19)	21	(80)	(33)
Loss on modification or early retirement of debt	—	(3)	(5)	(3)
Income before income taxes	758	675	2,121	1,596
Income tax expense	(73)	(69)	(220)	(187)
Net income	685	606	1,901	1,409
Net income attributable to noncontrolling interests	(115)	(93)	(306)	(248)
Net income attributable to Las Vegas Sands Corp.	$570	$513	$1,595	$1,161
Earnings per share:
Basic	$0.72	$0.65	$2.01	$1.46
Diluted	$0.72	$0.65	$2.01	$1.46
Weighted average shares outstanding:
Basic	791	795	792	795
Diluted	792	795	793	795
Dividends declared per common share	$0.73	$0.72	$2.19	$2.16
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions) (Unaudited)
Net income	$685	$606	$1,901	$1,409
Currency translation adjustment, before and after tax	33	(25)	98	62
Total comprehensive income	718	581	1,999	1,471
Comprehensive income attributable to noncontrolling interests	(115)	(93)	(298)	(247)
Comprehensive income attributable to Las Vegas Sands Corp.	$603	$488	$1,701	$1,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders' Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
	(In millions) (Unaudited)
Balance at January 1, 2016	$1	$(2,443)	$6,485	$(66)	$2,840	$1,601	$8,418
Net income	—	—	—	—	1,161	248	1,409
Currency translation adjustment	—	—	—	63	—	(1)	62
Exercise of stock options	—	—	4	—	—	1	5
Tax shortfall from stock-based compensation	—	—	(8)	—	—	—	(8)
Conversion of equity awards to liability awards	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	24	—	—	4	28
Dividends declared	—	—	—	—	(1,716)	(630)	(2,346)
Balance at September 30, 2016	$1	$(2,443)	$6,504	$(3)	$2,285	$1,223	$7,567
Balance at January 1, 2017	$1	$(2,443)	$6,516	$(119)	$2,222	$1,319	$7,496
Cumulative effect adjustment from change in accounting principle	—	—	3	—	(2)	(1)	—
Net income	—	—	—	—	1,595	306	1,901
Currency translation adjustment	—	—	—	106	—	(8)	98
Exercise of stock options	—	—	28	—	—	4	32
Stock-based compensation	—	—	22	—	—	4	26
Repurchase of common stock	—	(300)	—	—	—	—	(300)
Dividends declared	—	—	—	—	(1,733)	(629)	(2,362)
Balance at September 30, 2017	$1	$(2,743)	$6,569	$(13)	$2,082	$995	$6,891
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$1,901	$1,409
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	913	792
Amortization of leasehold interests in land	28	29
Amortization of deferred financing costs and original issue discount	31	33
Amortization of deferred gain on and rent from mall sale transactions	(3)	(3)
Loss on modification or early retirement of debt	5	2
Loss on disposal or impairment of assets	27	15
Stock-based compensation expense	26	28
Provision for doubtful accounts	77	139
Foreign exchange loss	38	20
Deferred income taxes	21	24
Changes in operating assets and liabilities:
Accounts receivable	76	280
Other assets	(4)	(22)
Accounts payable	11	12
Other liabilities	75	73
Net cash generated from operating activities	3,222	2,831
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(1)	(1)
Capital expenditures	(592)	(1,103)
Proceeds from disposal of property and equipment	2	4
Acquisition of intangible assets	—	(47)
Net cash used in investing activities	(591)	(1,147)
Cash flows from financing activities:
Proceeds from exercise of stock options	32	5
Repurchase of common stock	(300)	—
Dividends paid	(2,362)	(2,348)
Proceeds from long-term debt (Note 3)	654	2,260
Repayments of long-term debt (Note 3)	(828)	(1,963)
Payments of financing costs	(5)	(31)
Net cash used in financing activities	(2,809)	(2,077)
Effect of exchange rate on cash	51	4
Decrease in cash and cash equivalents	(127)	(389)
Cash and cash equivalents at beginning of period	2,128	2,179
Cash and cash equivalents at end of period	$2,001	$1,790

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,
	2017	2016
	(In millions) (Unaudited)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$198	$154
Cash payments for taxes, net of refunds	$202	$194
Change in construction payables	$(219)	$136
Non-cash investing and financing activities:
Change in dividends payable included in other accrued liabilities	$—	$(2)
Property and equipment acquired under capital lease	$—	$6
Conversion of equity awards to liability awards	$—	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Organization and Business of Company
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. ("LVSC"), a Nevada corporation, and its subsidiaries (collectively the "Company") for the year ended December 31, 2016, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year. The Company's common stock is traded on the New York Stock Exchange under the symbol "LVS."
The ordinary shares of the Company's subsidiary, Sands China Ltd. ("SCL," the indirect owner and operator of the majority of the Company's operations in the Macao Special Administrative Region ("Macao") of the People's Republic of China), are listed on The Main Board of The Stock Exchange of Hong Kong Limited ("SEHK"). The shares were not, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements. The Company currently owns 70.1% of SCL.
The Company has entered into various joint venture agreements with independent third parties, which have been consolidated based on accounting standards for variable interest entities. As of September 30, 2017 and December 31, 2016, the Company's consolidated joint ventures had total assets of $80 million and $79 million, respectively, and total liabilities of $194 million and $173 million, respectively. The Company's joint ventures had intercompany liabilities of $193 million and $171 million as of September 30, 2017 and December 31, 2016, respectively.
Development Projects
As the Company's integrated resorts mature, the Company continues to reinvest in its portfolio of properties to maintain the high quality products and remain competitive in the markets in which it operates. The Company is constantly evaluating opportunities to improve its product offerings, such as refreshing its meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and its gaming areas, as well as other anticipated revenue generating additions to the Company's integrated resorts.
Macao
The Plaza Casino and Four Seasons Hotel Macao
In October 2017, the Company announced that The Plaza Casino and Four Seasons Hotel Macao will feature an additional 295 new suites in a separate tower, The Four Seasons Macao Hotel Tower Suites. The Company has completed the structural work of the tower and plans to commence build out of the suites in 2018. The Company expects the project to be completed in 2019.
Sands Cotai Central
In October 2017, the Company announced that it will renovate, expand and rebrand the Sands Cotai Central into a new destination integrated resort, The Londoner Macao. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks, an expanded retail mall and the St. Regis Macao Tower Suites, offering approximately 350 luxurious new suites. The project will commence in 2018 and be phased to minimize disruption during the property’s peak periods. The Company expects the project to be completed in 2020.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Capital Financing Overview
The Company funds its development projects primarily through borrowings under its credit facilities and operating cash flows.
The Company held unrestricted cash and cash equivalents of $2.0 billion and restricted cash and cash equivalents of $11 million as of September 30, 2017. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. In March 2017, the Company entered into an agreement to amend its U.S. credit facility, which refinanced the term loans in an aggregate amount of $2.18 billion, extended the maturity of the term loans to March 29, 2024, removed the requirement to prepay outstanding revolving loans and/or permanently reduce revolving commitments in certain circumstances and lowered the applicable margin credit spread for borrowings under the term loans (see "— Note 3 — Long-Term Debt — 2013 U.S. Credit Facility").
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Boards ("FASB") issued an accounting standard update (as subsequently amended) on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for fiscal years beginning after December 15, 2017. The Company plans to adopt the new standard on January 1, 2018, on a full retrospective basis. The Company continues to assess the impact the new standard will have on the Company's financial condition, results of operations, cash flows and related disclosures. Upon adoption, management expects the standard to change the presentation of, and accounting for, complimentary revenues and promotional allowances currently presented in the statements of operations in accordance with current industry standards. It is anticipated a majority of total promotional allowances will be netted against casino revenue and expenses will be allocated among the respective categories in a different manner. Management also anticipates a change in the manner the Company assigns value to accrued customer benefits related to its frequent players programs. The resulting liability will be recorded using the retail value of such benefits less estimated breakage and will be offset against casino revenue. When the benefits are redeemed, revenue will be recognized in the resulting category of the goods or services provided. The adoption of this guidance is not expected to have a material impact on the Company's financial condition or results of operations.
In March 2016, the FASB issued an accounting standard update to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification in the statement of cash flows and electing an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. The Company adopted this guidance effective January 1, 2017, and as a result, excess tax benefits or deficiencies related to the exercise or vesting of share-based awards are now reflected in the accompanying condensed consolidated statements of operations as a component of income tax expense, whereas previously they were recognized in stockholders' equity when realized. As a result of the prior guidance that required that deferred tax assets are not recognized for net operating loss carryforwards or credit carryforwards resulting from windfall tax benefits, the Company had windfall tax benefits of $379 million as of December 31, 2016, that were not reflected in deferred tax assets. With the adoption of the new accounting standard, the Company recorded these deferred tax assets, but established a full valuation allowance against those deferred tax assets based on the determination that it was "more-likely-than-not" that those deferred tax assets would not be realized. The accompanying condensed consolidated statements of cash flows present excess tax benefits as an operating activity on a retrospective basis. The reclassification of the prior period had an immaterial impact on the Company's cash flows from operating and financing activities. The Company has elected to account for forfeitures as they occur rather than account for forfeitures based upon an estimated rate. This change in accounting policy was adopted on a modified retrospective basis and resulted in a $2 million cumulative effect adjustment to retained earnings.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Reclassification
Certain amounts in the condensed consolidated balance sheet as of December 31, 2016, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2016, have been reclassified to be consistent with the current year presentation. The reclassification had no impact on the Company's financial condition, results of operations or cash flows.
Note 2 — Property and Equipment, Net
Property and equipment consists of the following:

	September 30, 2017	December 31, 2016
	(In millions)
Land and improvements	$659	$626
Building and improvements	17,598	17,478
Furniture, fixtures, equipment and leasehold improvements	3,890	3,720
Transportation	455	454
Construction in progress	1,141	1,094
	23,743	23,372
Less — accumulated depreciation and amortization	(8,245)	(7,469)
	$15,498	$15,903
Construction in progress consists of the following:

	September 30, 2017	December 31, 2016
	(In millions)
The Plaza Macao and Four Seasons Hotel Macao	$441	$430
Sands Cotai Central	292	286
Other	408	378
	$1,141	$1,094
The $408 million in other construction in progress as of September 30, 2017, consists primarily of construction of a high-rise residential condominium tower (the "Las Vegas Condo Tower") and various projects at The Venetian Macao.
During the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, the Company capitalized $1 million, $12 million and $33 million, respectively, of interest expense. During the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, the Company capitalized approximately $6 million, $18 million, $8 million and $22 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
During the three months ended September 30, 2017, the Company completed an evaluation of the estimated useful lives of its property and equipment. The timing of this review was based on a combination of factors accumulating over time that provided the Company with updated information to make a better estimate on the economic lives of certain property and equipment. These factors included (1) the accumulation of historical asset replacement data at the Company's operating properties, which reflects the actual length of time the Company uses certain property and equipment, (2) the stabilization of the operating, regulatory and competitive environment in each jurisdiction the Company operates in, which includes meeting the final land concession government imposed deadlines for the Company's Macao properties on the Cotai Strip, (3) transitioning to more predictable renovation cycles at the Company's operating properties and (4) consideration of the estimated useful lives assigned to buildings of the Company's peers in the gaming and hospitality industry. Based on these factors, as well as the anticipated use and condition of the assets

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

evaluated, the Company determined that changes to the useful lives of certain property and equipment were appropriate. As a result, the Company revised the estimated useful lives of its buildings, building improvements and land improvements from a range of 15 to 40 years to 10 to 50 years and certain other furniture, fixtures and equipment from 3 to 6 years to 5 to 10 years to better reflect the estimated periods during which these assets are expected to remain in service.
This change in estimated useful lives was accounted for as a change in accounting estimate effective July 1, 2017. The impact of this change for the three and nine months ended September 30, 2017, was a decrease in depreciation and amortization expense and an increase in operating income of $51 million, and an increase in net income of $46 million, or earnings per share of $0.06 on a basic and diluted basis.
Note 3 — Long-Term Debt
Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
	(In millions)
Corporate and U.S. Related(1):
2013 U.S. Credit Facility — Extended Term B (net of unamortized original issue discount and deferred financing costs of $11)	$2,155	$—
2013 U.S. Credit Facility — Term B (net of unamortized original issue discount and deferred financing costs of $13)	—	2,170
2013 U.S. Credit Facility — Extended Revolving	—	36
Airplane Financings	—	56
HVAC Equipment Lease	13	14
Macao Related(1):
2016 VML Credit Facility — Term (net of unamortized deferred financing costs of $59 and $69, respectively)	4,041	4,049
2016 VML Credit Facility — Non-Extended Term (net of unamortized deferred financing costs of $3 and $4, respectively)	252	266
Other	6	8
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $35 and $44, respectively)	3,150	2,996
	9,617	9,595
Less — current maturities	(134)	(167)
Total long-term debt	$9,483	$9,428
____________________

(1)
Unamortized deferred financing costs of $27 million and $35 million as of September 30, 2017 and December 31, 2016, respectively, related to the U.S., Macao and Singapore revolving credit facilities are included in other assets, net in the accompanying condensed consolidated balance sheets.

2013 U.S. Credit Facility
During March 2017, the Company entered into an agreement (the "Amendment Agreement") to amend the existing 2013 U.S. Credit Facility to, among other things, refinance the term loans (by way of continuing or replacing existing term loans) in an aggregate amount of $2.18 billion (the "2013 Extended U.S. Term B Facility") and to lower the applicable margin credit spread for adjusted Eurodollar rate term loans from 2.25% to 2.00% per annum and for alternative base rate term loans from 1.25% to 1.00% per annum (the interest rate was set at 3.2% as of September 30, 2017). Additionally, the Amendment Agreement removed the requirement to prepay outstanding revolving loans and/or permanently reduce revolving commitments in certain circumstances and extended the maturity date of the term loans from December 19, 2020 to March 29, 2024. The 2013 Extended U.S. Term B Facility is subject to quarterly

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

amortization payments of $5 million, which began on March 31, 2017, followed by a balloon payment of $2.03 billion due on March 29, 2024. The Company recorded a $5 million loss on modification of debt during the nine months ended September 30, 2017, in connection with the Amendment Agreement.
As of September 30, 2017, the Company had $1.15 billion of available borrowing capacity under the 2013 Extended U.S. Revolving Facility, net of outstanding letters of credit.
Airplane Financings
In March 2017, the Company repaid the outstanding $56 million balance under the Airplane Financings.
2016 VML Credit Facility
As of September 30, 2017, the Company had $1.99 billion of available borrowing capacity under the 2016 VML Revolving Facility.
2012 Singapore Credit Facility
As of September 30, 2017, the Company had 495 million Singapore dollars ("SGD," approximately $364 million at exchange rates in effect on September 30, 2017) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.
Debt Covenant Compliance
As of September 30, 2017, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows:

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Proceeds from 2016 VML Credit Facility	$649	$1,000
Proceeds from 2013 U.S. Credit Facility	5	260
Proceeds from 2011 VML Credit Facility	—	1,000
	$654	$2,260
Repayments on 2016 VML Credit Facility	$(662)	$(1,000)
Repayments on 2013 U.S. Credit Facility	(57)	(907)
Repayments on 2012 Singapore Credit Facility	(50)	(50)
Repayments on Airplane Financings	(56)	(3)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(3)	(3)
	$(828)	$(1,963)
Fair Value of Long-Term Debt
The estimated fair value of the Company's long-term debt as of September 30, 2017 and December 31, 2016, was approximately $9.57 billion and $9.58 billion, respectively, compared to its carrying value of $9.71 billion and $9.70 billion, respectively. The estimated fair value of the Company's long-term debt is based on level 2 inputs (quoted prices in markets that are not active).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 4 — Equity and Earnings Per Share
Common Stock
Dividends
On March 31, June 30 and September 29, 2017, the Company paid a dividend of $0.73 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2017, the Company recorded $1.73 billion as a distribution against retained earnings (of which $946 million related to the Principal Stockholder and his family and the remaining $787 million related to all other shareholders).
On March 31, June 30 and September 30, 2016, the Company paid a dividend of $0.72 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2016, the Company recorded $1.72 billion as a distribution against retained earnings (of which $933 million related to the Principal Stockholder and his family and the remaining $784 million related to all other shareholders).
In October 2017, the Company's Board of Directors declared a quarterly dividend of $0.73 per common share (a total estimated to be approximately $577 million) to be paid on December 29, 2017, to shareholders of record on December 21, 2017.
In October 2017, the Company announced that its Board of Directors increased the dividend for the 2018 calendar year to $3.00 per common share, or $0.75 per common share per quarter.
Repurchase Program
In October 2014, the Company's Board of Directors authorized the repurchase of $2.0 billion of its outstanding common stock, which expired in October 2016. In November 2016, the Company's Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which expires in November 2018. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions. During the nine months ended September 30, 2017, the Company repurchased 5,107,237 shares of its common stock for $300 million (including commissions) under the current program. During the nine months ended September 30, 2016, no shares were repurchased under the previous program. All share repurchases of the Company's common stock have been recorded as treasury stock.
Noncontrolling Interests
On February 24 and June 23, 2017, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which the Company retained $1.45 billion during the nine months ended September 30, 2017). On February 26 and June 24, 2016, SCL paid a dividend of HKD 0.99 and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which the Company retained $1.45 billion during the nine months ended September 30, 2016).
During the nine months ended September 30, 2017 and 2016, the Company distributed $10 million and $11 million, respectively, to certain of its noncontrolling interests.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	791	795	792	795
Potential dilution from stock options and restricted stock and stock units	1	—	1	—
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	792	795	793	795
Antidilutive stock options excluded from the calculation of diluted earnings per share	6	7	7	7
Accumulated Other Comprehensive Loss
As of September 30, 2017 and December 31, 2016, accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.
Note 5 — Fair Value Measurements
The Company currently uses foreign currency forward contracts as effective economic hedges to manage a portion of its foreign currency exposure. Foreign currency forward contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The aggregate notional value of these foreign currency contracts was $144 million and $427 million as of September 30, 2017 and December 31, 2016, respectively. As these derivatives have not been designated and/or do not qualify for hedge accounting, the changes in fair value are recognized as other income (expense) in the accompanying condensed consolidated statements of operations.
The following table provides the assets and liabilities carried at fair value:

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
As of September 30, 2017
Assets
Cash equivalents(1)	$694	$694	$—	$—
Liabilities
Forward contracts(2)	$4	$—	$4	$—
As of December 31, 2016
Assets
Cash equivalents(1)	$931	$931	$—	$—
Forward contracts(2)	$12	$—	$12	$—
____________________

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(2)
As of September 30, 2017 and December 31, 2016, the Company had 8 and 18 foreign currency forward contracts, respectively, with fair values based on recently reported market transactions of forward rates. Assets were included in prepaid expenses and other and liabilities were included in other accrued liabilities in the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, the Company recorded in other income (expense) a $16 million loss, $10 million gain and $18 million loss, respectively, related to the change in fair value of the forward contracts.

Note 6 — Commitments and Contingencies
Litigation
The Company is involved in other litigation in addition to those noted below, arising in the normal course of business. Management has made certain estimates for potential litigation costs based upon consultation with legal counsel and has accrued a nominal amount for such costs as of September 30, 2017. Actual results could differ from these estimates; however, in the opinion of management, such litigation and claims will not have a material effect on the Company's financial condition, results of operations and cash flows.
Round Square Company Limited v. Las Vegas Sands Corp.
On October 15, 2004, Richard Suen and Round Square Company Limited ("Roundsquare") filed an action against LVSC, Las Vegas Sands, Inc. ("LVSI"), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the "District Court"), asserting a breach of an alleged agreement to pay a success fee of $5 million and 2.0% of the net profit from the Company's Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs' fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $44 million. On June 30, 2008, a judgment was entered in this matter in the amount of $59 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings, including overturning the pre-trial dismissal of the plaintiffs' breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court. On February 27, 2012, the District Court set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of Roundsquare in the amount of $70 million. On May 28, 2013, a judgment was entered in the matter in the amount of $102 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court requesting that the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court denied the Company's motion. On October 17, 2013, the District Court entered an order granting plaintiff's request for certain costs and fees associated with the litigation in the amount of approximately $1 million. On December 6, 2013, the Company filed a notice of appeal of the jury verdict with the Nevada Supreme Court. The Company filed its opening appellate brief with the Nevada Supreme Court on June 16, 2014. On August 19, 2014, the Nevada Supreme Court issued an order granting plaintiffs additional time until September 15, 2014, to file their answering brief. On September 15, 2014, Roundsquare filed a request to the Nevada Supreme Court to file a brief exceeding the maximum number of words, which was granted. On October 10, 2014, Roundsquare filed its answering brief. On January 12, 2015, the defendants filed their reply brief. On January 27, 2015, Roundsquare filed its reply brief. The Nevada Supreme Court set oral argument for December 17, 2015, before a panel of justices only to reset it for January 26, 2016, en banc. Oral arguments were presented to the Nevada Supreme Court as scheduled. On March 11, 2016, the Nevada Supreme Court issued an order affirming the judgment of liability, but reversing the damages award and remanding for a new trial on damages. On March 29, 2016, Roundsquare filed a petition for

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

rehearing. The Nevada Supreme Court ordered an answer by the Company, which the Company filed on May 4, 2016. On May 12, 2016, Roundsquare filed a motion for leave to file a reply brief in support of its petition for rehearing, and on May 19, 2016, the Company filed an opposition to that motion. On June 24, 2016, the Nevada Supreme Court issued an order granting Roundsquare's petition for rehearing and submitting the appeal for decision on rehearing without further briefing or oral argument. On July 22, 2016, the Nevada Supreme Court once again ordered a new trial as to plaintiff Roundsquare on the issue of quantum merit damages. A pre-trial hearing was set in District Court for December 12, 2016. At the December 12, 2016 hearing, the District Court indicated that it would allow a scope of trial and additional discovery into areas the Company opposed as inconsistent with the Nevada Supreme Court's remand. The District Court issued a written order on the scope of retrial and discovery dated December 15, 2016. On January 5, 2017, the Company moved for a stay of proceedings in the District Court, pending the Nevada Supreme Court's resolution of the Company's petition for writ of mandamus or prohibition, which was filed on January 13, 2017. On February 13, 2017, the District Court denied the motion to stay proceedings and, on February 16, 2017, the Nevada Supreme Court denied the writ. The parties are presently engaged in document discovery. The Company has accrued a nominal amount for estimated costs related to this legal matter as of September 30, 2017. In the event that the Company's assumptions used to evaluate this matter change in future periods, it may be required to record an additional liability for an adverse outcome.
Frank J. Fosbre, Jr. v. Las Vegas Sands Corp., Sheldon G. Adelson and William P. Weidner
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys' fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys' fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys' fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing defendants' Motion for Partial Reconsideration of the U.S. District Court's order dated August 24, 2011, striking additional portions of the plaintiffs' complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiffs filed a purported class action second amended complaint (the "Second Amended Complaint") seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process was suspended. On April 16, 2013, the case was reassigned to a new judge. On July 30, 2013, the U.S. District Court heard the motion to dismiss and took the matter under advisement. On November 7, 2013, the judge granted in part and denied in part defendants' motions to dismiss. On December 13, 2013, the defendants filed their answer to the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Second Amended Complaint. Discovery in the matter resumed. On January 8, 2014, plaintiffs filed a motion to expand the certified class period, which was granted by the U.S. District Court on June 15, 2015. Fact discovery closed on July 31, 2015, and expert discovery closed on December 18, 2015. On January 22, 2016, defendants filed motions for summary judgment. Plaintiffs filed an opposition to the motions for summary judgment on March 11, 2016. Defendants filed their replies in support of summary judgment on April 8, 2016. Summary judgment in favor of the defendants was entered on January 4, 2017. The plaintiffs filed a notice of appeal on February 2, 2017, and their opening brief in support of their appeal on July 14, 2017. Defendants filed their answering briefs in opposition to the appeal on October 13, 2017. The Company intends to defend this matter vigorously.
Benyamin Kohanim v. Adelson, et al.
On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the "Kohanim action") on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the Foreign Corrupt Practices Act. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the "Gaines action") on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the District Court in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012 deadline that expired on October 30, 2012. The defendants filed a motion to dismiss on November 1, 2012, based on the fact that the plaintiffs have suffered no damages. On January 23, 2013, the District Court denied the motion to dismiss in part, deferred the remainder of the motion to dismiss and stayed the proceedings until July 22, 2013. The District Court granted several successive stays since that time, but lifted the stay on April 25, 2017, following an in-chambers status check. On July 20, 2017, the District Court ordered counsel of record for all parties to appear for an August 10, 2017 status check. The District Court subsequently ordered the parties to submit supplemental briefing on the pending motion to dismiss and a hearing on that motion is scheduled for November 9, 2017. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
Nasser Moradi, et al. v. Adelson, et al.
On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson and Matt Abbeduto filed a shareholder derivative action (the "Moradi action"), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim and Gaines actions. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiffs. On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the "LAMPERS action") on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and also seeks to recover attorneys' fees, costs and related expenses for the plaintiff. On April 22, 2011, John Zaremba filed a shareholder derivative action (the "Zaremba action") on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits and injunctive relief, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiff. On August 25, 2011, the U.S. District Court consolidated the Moradi, LAMPERS and Zaremba actions and such actions are reported as one consolidated matter. On November 17, 2011, the defendants filed a motion to dismiss or alternatively to stay the federal action due to the parallel District Court action described above. On May 25, 2012, the case was transferred to a new judge. On August 27, 2012, the U.S. District Court granted the motion to stay pending a further update of the Special Litigation Committee due on October 30, 2012. On October 30, 2012, the defendants filed the update asking the judge to determine whether to continue the stay until January 31, 2013, or to address motions to dismiss. On November 7, 2012, the U.S. District Court denied defendants request for an extension of the stay but asked the parties to brief the motion to dismiss. On November 21, 2012, defendants filed their motion to dismiss. On December 21, 2012, plaintiffs filed their opposition and on January 18, 2013, defendants filed their reply. On May 31, 2013, the case was reassigned to a new judge. On April 11, 2014, the judge denied the motion to dismiss without prejudice and ordered the case stayed pending the outcome of the District Court action in Kohanim described above. Pursuant to a series of court orders, the parties have filed a number of status reports during the pendency of the stay, including most recently on June 16, 2017.This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited ("AAEC") filed a claim (the "Macao action") with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. ("LVS (Nevada)"), Las Vegas Sands, LLC ("LVSLLC") and VCR (collectively, the "Defendants"). The claim is for 3.0 billion patacas (approximately $373 million at exchange rates in effect on September 30, 2017) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the "U.S. Defendants") for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC's claims against the U.S. Defendants.
On March 24, 2014, the Macao Judicial Court issued a Decision (Despacho Seneador) holding that AAEC's claim against VML is unfounded and that VML be removed as a party to the proceedings, and that the claim should proceed exclusively against the U.S. Defendants. On May 8, 2014, AAEC lodged an appeal against that decision. The Macao Judicial Court further held that the existence of the pending application for recognition and enforcement of the U.S. Court of Appeals ruling before the Macao Second Instance Court did not justify a stay of the proceedings against the U.S. Defendants at the present time, although in principle an application for a stay of the proceedings against the U.S. Defendants could be reviewed after the Macao Second Instance Court had issued its decision. On June 25, 2014, the Macao Second Instance Court delivered a decision, which gave formal recognition to and allowed enforcement in Macao of the judgment of the U.S. Court of Appeals, dismissing AAEC's claims against the U.S. Defendants.
AAEC appealed against the recognition decision to the Macao Court of Final Appeal, which, on May 6, 2015, dismissed the appeal and held the U.S. judgment to be final and have preclusive effect. The Macao Court of Final Appeal's decision became final on May 21, 2015. On June 5, 2015, the U.S. Defendants applied to the Macao Judicial

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Court to dismiss the claims against them as res judicata. AAEC filed its response to that application on June 30, 2015. The U.S. Defendants filed their reply on July 23, 2015. On September 14, 2015, the Macao Judicial Court admitted two further legal opinions from Portuguese and U.S. law experts. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged on April 7, 2016, together with a request that the appeal be heard immediately. By a decision dated April 13, 2016, the Macao Judicial Court accepted that the appeal be heard immediately. Legal arguments were submitted May 23, 2016. AAEC replied to the legal arguments on or about July 14, 2016, which was three days late, upon payment of a penalty. The U.S. Defendants submitted a response on September 20, 2016. On December 13, 2016, the Macao Judicial Court confirmed its earlier decision not to stay the proceedings pending appeal. As of the end of December 2016, all appeals (including VML's dismissal and the res judicata appeals) were being transferred to the Macao Second Instance Court. On May 11, 2017, the Macao Second Instance Court notified the parties of its decision of refusal to deal with the appeals at the present time. The Macao Second Instance Court ordered that the court file be transferred back to the Macao Judicial Court. Evidence gathering by the Macao Judicial Court has commenced by letters rogatory. On June 30, 2017, the Macao Judicial Court sent letters rogatory to the Public Prosecutor's office, for onward transmission to relevant authorities in the U.S. and Hong Kong.
On March 25, 2015, application was made by the U.S. Defendants to the Macao Judicial Court to revoke the legal aid granted to AAEC, accompanied by a request for evidence taking from AAEC, relating to the fees and expenses that they incurred and paid in the U.S. subsequent action referred to below. The Macao Public Prosecutor has opposed the action on the ground of lack of evidence that AAEC's financial position has improved. No decision has been issued in respect to that application up to the present time. A complaint against AAEC's Macao lawyer arising from certain conduct in relation to recent U.S. proceedings was submitted to the Macao Lawyer's Association on October 19, 2015. A letter dated February 26, 2016, has been received from the Conselho Superior de Advocacia of the Macao Bar Association advising that disciplinary proceedings have commenced. A further letter dated April 5, 2016, was received from the Conselho Superior de Advocacia requesting confirmation that the signatories of the complaint were acting within their corporate authority. By a letter dated April 14, 2016, such confirmation has been provided. On September 28, 2016, the Conselho Superior de Advocacia invited comments on the defense, which had been lodged by AAEC's Macao lawyer.
On July 9, 2014, the plaintiff filed another action in the U.S. District Court against LVSC, LVSLLC, VCR (collectively, the "LVSC entities"), Sheldon G. Adelson, William P. Weidner, David Friedman and Does 1-50 for declaratory judgment, equitable accounting, misappropriation of trade secrets, breach of confidence and conversion based on a theory of copyright law. The claim is for $5.0 billion. On November 4, 2014, plaintiff finally effected notice on the LVSC entities, which was followed by a motion to dismiss by the LVSC entities on November 10, 2014. Plaintiff failed to timely respond and on December 2, 2014, the LVSC entities moved for immediate dismissal and sanctions against plaintiff and his counsel for bringing a frivolous lawsuit. On December 19, 2014, plaintiff filed an incomplete and untimely response, which was followed by plaintiff's December 27, 2014 notice of withdrawal of the lawsuit and the LVSC entities' December 29, 2014, reply in favor of sanctions and dismissal with prejudice. On August 31, 2015, the judge dismissed the U.S. action and the LVSC entities' sanctions motion. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
As previously disclosed by the Company, on February 5, 2007, AAEC brought a similar claim (the "Prior Action") in the U.S. District Court, against LVSI (now known as LVSLLC), VCR and Venetian Venture Development, LLC, which are subsidiaries of the Company, and William P. Weidner and David Friedman, who are former executives of the Company. The U.S. District Court entered an order on April 16, 2010, dismissing the Prior Action. On April 20, 2012, LVSLLC, VCR and LVS (Nevada) filed an injunctive action (the "Nevada Action") against AAEC in the U.S. District Court seeking to enjoin AAEC from proceeding with the Macao Action based on AAEC's filing, and the U.S. District Court's dismissal, of the Prior Action. On June 14, 2012, the U.S. District Court issued an order that denied the motions requesting the Nevada Action, thereby effectively dismissing the Nevada Action.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 7 — Segment Information
The Company's principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; The Parisian Macao, which opened in September 2016; The Plaza Macao and Four Seasons Hotel Macao; Sands Macao; Marina Bay Sands; Las Vegas Operating Properties; and Sands Bethlehem. The Company also reviews construction and development activities for each of its primary projects under development, in addition to its reportable segments noted above, which include the renovation, expansion and rebranding of Sands Cotai Central and the Four Seasons Macao Hotel Tower Suites in Macao, and our Las Vegas Condo Tower (which construction currently is suspended) in the United States. The Company has included Ferry Operations and Other (comprised primarily of the Company's ferry operations and various other operations that are ancillary to its properties in Macao) to reconcile to condensed consolidated results of operations and financial condition. The Company has included Corporate and Other (which includes the Las Vegas Condo Tower and corporate activities of the Company) to reconcile to condensed consolidated financial condition. The Company's segment information as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net Revenues
Macao:
The Venetian Macao	$718	$773	$2,146	$2,188
Sands Cotai Central	474	518	1,386	1,521
The Parisian Macao	418	69	1,097	69
The Plaza Macao and Four Seasons Hotel Macao	147	161	427	434
Sands Macao	143	167	486	527
Ferry Operations and Other	44	46	130	126
	1,944	1,734	5,672	4,865
Marina Bay Sands	793	762	2,329	2,076
United States:
Las Vegas Operating Properties	378	384	1,196	1,125
Sands Bethlehem	148	147	437	432
	526	531	1,633	1,557
Intersegment eliminations	(64)	(58)	(188)	(163)
Total net revenues	$3,199	$2,969	$9,446	$8,335

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$1	$2	$4	$5
Ferry Operations and Other	10	10	30	29
	11	12	34	34
Marina Bay Sands	2	2	6	6
Las Vegas Operating Properties	51	44	148	123
Total intersegment revenues	$64	$58	$188	$163

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$263	$315	$808	$827
Sands Cotai Central	155	176	431	484
The Parisian Macao	135	19	323	19
The Plaza Macao and Four Seasons Hotel Macao	52	62	162	154
Sands Macao	41	46	134	125
Ferry Operations and Other	6	10	18	25
	652	628	1,876	1,634
Marina Bay Sands	442	391	1,299	1,023
United States:
Las Vegas Operating Properties	76	86	277	245
Sands Bethlehem	40	37	113	113
	116	123	390	358
Consolidated adjusted property EBITDA(1)	1,210	1,142	3,565	3,015
Other Operating Costs and Expenses
Stock-based compensation	(4)	(2)	(11)	(12)
Corporate	(51)	(39)	(136)	(208)
Pre-opening	(1)	(86)	(7)	(128)
Development	(3)	(3)	(8)	(7)
Depreciation and amortization	(265)	(277)	(913)	(792)
Amortization of leasehold interests in land	(9)	(10)	(28)	(29)
Loss on disposal or impairment of assets	(21)	(5)	(27)	(15)
Operating income	856	720	2,435	1,824
Other Non-Operating Costs and Expenses
Interest income	4	2	11	6
Interest expense, net of amounts capitalized	(83)	(65)	(240)	(198)
Other income (expense)	(19)	21	(80)	(33)
Loss on modification or early retirement of debt	—	(3)	(5)	(3)
Income tax expense	(73)	(69)	(220)	(187)
Net income	$685	$606	$1,901	$1,409
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

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Capital Expenditures
Corporate and Other	$5	$6
Macao:
The Venetian Macao	113	50
Sands Cotai Central	58	97
The Parisian Macao	149	798
The Plaza Macao and Four Seasons Hotel Macao	19	9
Sands Macao	6	13
Ferry Operations and Other	4	3
	349	970
Marina Bay Sands	137	50
United States:
Las Vegas Operating Properties	86	57
Sands Bethlehem	15	20
	101	77
Total capital expenditures	$592	$1,103

	September 30, 2017	December 31, 2016
	(In millions)
Total Assets
Corporate and Other	$463	$465
Macao:
The Venetian Macao	2,173	2,642
Sands Cotai Central	3,722	4,152
The Parisian Macao	2,523	2,711
The Plaza Macao and Four Seasons Hotel Macao	928	966
Sands Macao	300	316
Ferry Operations and Other	271	281
	9,917	11,068
Marina Bay Sands	4,988	5,031
United States:
Las Vegas Operating Properties	3,749	3,214
Sands Bethlehem	691	691
	4,440	3,905
Total assets	$19,808	$20,469

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	September 30, 2017	December 31, 2016
	(In millions)
Total Long-Lived Assets(1)
Corporate and Other	$251	$264
Macao:
The Venetian Macao	1,705	1,726
Sands Cotai Central	3,532	3,720
The Parisian Macao	2,400	2,572
The Plaza Macao and Four Seasons Hotel Macao	859	874
Sands Macao	225	245
Ferry Operations and Other	149	157
	8,870	9,294
Marina Bay Sands	4,294	4,192
United States:
Las Vegas Operating Properties	2,773	2,815
Sands Bethlehem	544	548
	3,317	3,363
Total long-lived assets	$16,732	$17,113
 ____________________

(1)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and leasehold interests in land, net of accumulated amortization.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto, and other financial information included in this Form 10-Q. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "—Special Note Regarding Forward-Looking Statements."
Operations
Generally, we view each of our integrated resort properties as an operating segment. Our operating segments in the Macao Special Administrative Region ("Macao") of the People's Republic of China consist of The Venetian Macao; Sands Cotai Central; The Parisian Macao, which opened on September 13, 2016; The Plaza Macao and Four Seasons Hotel Macao; and the Sands Macao. Our operating segment in Singapore is the Marina Bay Sands. Our operating segments in the U.S. consist of the Las Vegas Operating Properties, which includes The Venetian Las Vegas, The Palazzo and the Sands Expo Center; and the Sands Bethlehem.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in our 2016 Annual Report on Form 10-K filed on February 24, 2017.
With the exception of the change in the useful lives of certain property and equipment (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Property and Equipment, Net"), there were no newly identified significant accounting estimates during the nine months ended September 30, 2017, nor were there any material changes to the critical accounting policies and estimates discussed in our 2016 Annual Report.
Recent Accounting Pronouncements
See related disclosure at "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements."
Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(Dollars in millions)
Net revenues	$3,199	$2,969	7.7%	$9,446	$8,335	13.3%
Operating expenses	2,343	2,249	4.2%	7,011	6,511	7.7%
Operating income	856	720	18.9%	2,435	1,824	33.5%
Income before income taxes	758	675	12.3%	2,121	1,596	32.9%
Net income	685	606	13.0%	1,901	1,409	34.9%
Net income attributable to Las Vegas Sands Corp.	570	513	11.1%	1,595	1,161	37.4%

The increase in operating income was due to The Parisian Macao, which opened in September 2016, stronger results at Marina Bay Sands in Singapore and the impact of the change in useful lives of certain property and equipment. The increase in net income and net income attributable to Las Vegas Sands Corp. reflected the increase in operating income, partially offset by increases in net income attributable to noncontrolling interests, other expense, interest expense and income tax expense, as further described below.
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
The following are the key measurements we use to evaluate operating revenues:
Casino revenue measurements for Macao and Singapore: Macao and Singapore table games are segregated into two groups: Rolling Chip play (composed of VIP players) and Non-Rolling Chip play (mostly non-VIP players). The volume measurement for Rolling Chip play is non-negotiable gaming chips wagered and lost. The volume measurement for Non-Rolling Chip play is table games drop ("drop"), which is net markers issued (credit instruments), cash deposited in the table drop boxes and gaming chips purchased at the cage. Rolling Chip and Non-Rolling Chip volume measurements are not comparable as they are two distinct measures of volume. The amounts wagered and lost for Rolling Chip play are substantially higher than the amounts dropped for Non-Rolling Chip play. Slot handle ("handle"), also a volume measurement, is the gross amount wagered for the period cited.
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Beginning with the three months ended March 31, 2017, we revised the expected range for our Macao operations due to the Rolling Chip win percentage experience over the last several years. Our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 3.0% to 3.3% in Macao and 2.7% to 3.0% in Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 24.7%, 20.1%, 19.3%, 21.8%, 19.4% and 28.5% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 5.0%, 3.9%, 3.7%, 7.1%, 3.4% and 4.4% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 14.9% and 34.9%, respectively, of our table games play was conducted on a credit basis for the nine months ended September 30, 2017.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued that are deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of handle. Beginning with the three months ended March 31, 2017, we revised the expected range for our Las Vegas Operating Properties due to the win percentage experienced over the last several years. Based upon our mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Table games at Sands Bethlehem have produced a trailing 12-month win percentage of 20.0%. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.0% and 6.6% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win may vary from our expected win percentage and the trailing 12-month win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 59.2% of our table games play at our Las Vegas Operating Properties, for the nine months ended September 30, 2017, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.

Hotel revenue measurements: Performance indicators used are occupancy rate (a volume indicator), which is the average percentage of available hotel rooms occupied during a period and average daily room rate ("ADR," a price indicator), which is the average price of occupied rooms per day. Available rooms exclude those rooms unavailable for occupancy during the period due to renovation, development or other requirements. The calculations of the occupancy rate and ADR include the impact of rooms provided on a complimentary basis. Complimentary room rates are determined based on an analysis of retail (or cash) room rates by type of customer and room product to ensure the complimentary room rates are consistent with retail rates. Revenue per available room ("RevPAR") represents a summary of hotel ADR and occupancy. Because not all available rooms are occupied, ADR is normally higher than RevPAR. Reserved rooms where the guests do not show up for their stay and lose their deposit, or where guests check out early, may be resold to walk-in guests. These rooms are considered to be occupied twice for statistical purposes due to obtaining the original deposit and the walk-in guest revenue. In cases where a significant number of rooms are resold, occupancy rates may be in excess of 100% and RevPAR may be higher than the ADR.
Mall revenue measurements: Occupancy, base rent per square foot and tenant sales per square foot are used as performance indicators. Occupancy represents gross leasable occupied area ("GLOA") divided by gross leasable area ("GLA") at the end of the reporting period. GLOA is the sum of: (1) tenant occupied space under lease and (2) tenants no longer occupying space, but paying rent. GLA does not include space that is currently under development or not on the market for lease. Base rent per square foot is the weighted average base, or minimum, rent charge in effect at the end of the reporting period for all tenants that would qualify to be included in occupancy. Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period. Only tenants that have been open for a minimum of 12 months are included in the tenant sales per square foot calculation.
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended September 30,
	2017	2016	Percent Change
	(Dollars in millions)
Casino	$2,511	$2,307	8.8%
Rooms	411	402	2.2%
Food and beverage	198	184	7.6%
Mall	160	147	8.8%
Convention, retail and other	128	141	(9.2)%
	3,408	3,181	7.1%
Less — promotional allowances	(209)	(212)	1.4%
Total net revenues	$3,199	$2,969	7.7%
Consolidated net revenues were $3.20 billion for the three months ended September 30, 2017, an increase of $230 million compared to $2.97 billion for the three months ended September 30, 2016. The increase was primarily due to increases of $349 million at The Parisian Macao, which opened in September 2016, and $31 million at Marina Bay Sands, primarily due to increased casino revenues, partially offset by a $137 million decrease at our Macao properties (excluding The Parisian Macao), driven by decreased casino revenues.

Casino revenues increased $204 million compared to the three months ended September 30, 2016. The increase was due to increases of $321 million at The Parisian Macao and $37 million at Marina Bay Sands, driven primarily by an increase in Rolling Chip volume. This increase was partially offset by a $145 million decrease at our Macao properties (excluding The Parisian Macao), driven primarily by a decrease in Rolling Chip win percentage. The following table summarizes the results of our casino activity:

	Three Months Ended September 30,
	2017	2016	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$617	$670	(7.9)%
Non-Rolling Chip drop	$1,892	$1,714	10.4%
Non-Rolling Chip win percentage	22.8%	25.6%	(2.8) pts
Rolling Chip volume	$6,898	$6,868	0.4%
Rolling Chip win percentage	3.28%	3.75%	(0.47) pts
Slot handle	$718	$958	(25.1)%
Slot hold percentage	5.1%	4.7%	0.4 pts
Sands Cotai Central
Total casino revenues	$390	$443	(12.0)%
Non-Rolling Chip drop	$1,442	$1,557	(7.4)%
Non-Rolling Chip win percentage	20.4%	20.2%	0.2 pts
Rolling Chip volume	$2,846	$2,817	1.0%
Rolling Chip win percentage	2.66%	4.16%	(1.50) pts
Slot handle	$1,182	$1,477	(20.0)%
Slot hold percentage	4.4%	3.6%	0.8 pts
The Parisian Macao
Total casino revenues	$379	$58	553.4%
Non-Rolling Chip drop	$1,001	$190	426.8%
Non-Rolling Chip win percentage	20.9%	19.9%	1.0 pts
Rolling Chip volume	$6,948	$748	828.9%
Rolling Chip win percentage	3.11%	3.01%	0.10 pts
Slot handle	$927	$171	442.1%
Slot hold percentage	3.1%	5.2%	(2.1) pts
The Plaza Macao and Four Seasons Hotel Macao
Total casino revenues	$109	$124	(12.1)%
Non-Rolling Chip drop	$297	$270	10.0%
Non-Rolling Chip win percentage	23.1%	23.8%	(0.7) pts
Rolling Chip volume	$3,132	$2,007	56.1%
Rolling Chip win percentage	2.23%	3.67%	(1.44) pts
Slot handle	$117	$113	3.5%
Slot hold percentage	6.6%	5.5%	1.1 pts
Sands Macao
Total casino revenues	$138	$162	(14.8)%
Non-Rolling Chip drop	$603	$671	(10.1)%
Non-Rolling Chip win percentage	18.7%	19.3%	(0.6) pts
Rolling Chip volume	$680	$1,416	(52.0)%
Rolling Chip win percentage	1.13%	2.03%	(0.90) pts
Slot handle	$602	$665	(9.5)%
Slot hold percentage	3.4%	3.3%	0.1 pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$629	$592	6.3%
Non-Rolling Chip drop	$943	$985	(4.3)%
Non-Rolling Chip win percentage	28.4%	28.8%	(0.4) pts
Rolling Chip volume	$9,443	$7,258	30.1%
Rolling Chip win percentage	3.29%	3.25%	0.04 pts
Slot handle	$3,658	$3,457	5.8%
Slot hold percentage	4.2%	4.5%	(0.3) pts

	Three Months Ended September 30,
	2017	2016	Change
	(Dollars in millions)
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$111	$122	(9.0)%
Table games drop	$401	$431	(7.0)%
Table games win percentage	17.1%	20.0%	(2.9) pts
Slot handle	$658	$634	3.8%
Slot hold percentage	8.1%	8.2%	(0.1) pts
Sands Bethlehem
Total casino revenues	$138	$136	1.5%
Table games drop	$293	$284	3.2%
Table games win percentage	20.1%	19.6%	0.5 pts
Slot handle	$1,210	$1,169	3.5%
Slot hold percentage	6.5%	6.7%	(0.2) pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $9 million compared to the three months ended September 30, 2016. The increase was primarily due to a $29 million increase at The Parisian Macao, partially offset by a $16 million decrease at Marina Bay Sands, driven by a decrease in ADR. During the three months ended September 30, 2017, there were approximately 8%, 7%, 6% and 3% fewer rooms available at The Venetian Macao, Marina Bay Sands, The Plaza Macao and Four Seasons Hotel Macao, and our Las Vegas Operating Properties, respectively, compared to the three months ended September 30, 2016. The following table summarizes the results of our room activity:

	Three Months Ended September 30,
	2017	2016	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$45	$47	(4.3)%
Occupancy rate	90.7%	93.2%	(2.5) pts
Average daily room rate (ADR)	$224	$209	7.2%
Revenue per available room (RevPAR)	$203	$195	4.1%
Sands Cotai Central
Total room revenues	$79	$73	8.2%
Occupancy rate	93.0%	89.2%	3.8 pts
Average daily room rate (ADR)	$148	$145	2.1%
Revenue per available room (RevPAR)	$138	$129	7.0%
The Parisian Macao
Total room revenues	$35	$6	483.3%
Occupancy rate	94.1%	87.5%	6.6 pts
Average daily room rate (ADR)	$144	$138	4.3%
Revenue per available room (RevPAR)	$136	$121	12.4%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$9	$9	—
Occupancy rate	80.8%	80.8%	—
Average daily room rate (ADR)	$335	$345	(2.9)%
Revenue per available room (RevPAR)	$271	$279	(2.9)%
Sands Macao
Total room revenues	$5	$5	—
Occupancy rate	95.7%	97.9%	(2.2) pts
Average daily room rate (ADR)	$191	$190	0.5%
Revenue per available room (RevPAR)	$183	$186	(1.6)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$93	$109	(14.7)%
Occupancy rate	96.6%	98.3%	(1.7) pts
Average daily room rate (ADR)	$445	$475	(6.3)%
Revenue per available room (RevPAR)	$430	$467	(7.9)%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$141	$149	(5.4)%
Occupancy rate	97.0%	96.5%	0.5 pts
Average daily room rate (ADR)	$232	$240	(3.3)%
Revenue per available room (RevPAR)	$225	$232	(3.0)%
Sands Bethlehem
Total room revenues	$4	$4	—
Occupancy rate	96.1%	97.2%	(1.1) pts
Average daily room rate (ADR)	$164	$164	—
Revenue per available room (RevPAR)	$158	$160	(1.3)%

Mall revenues increased $13 million compared to the three months ended September 30, 2016. The increase was due to an $11 million increase at the Shoppes at Parisian. For further information related to the financial performance of our malls, see "— Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our mall activity:

	Three Months Ended September 30,
	2017	2016	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$55	$52	5.8%
Mall gross leasable area (in square feet)	785,973	781,304	0.6%
Occupancy	97.3%	97.1%	0.2 pts
Base rent per square foot	$244	$237	3.0%
Tenant sales per square foot	$1,357	$1,359	(0.1)%
Shoppes at Cotai Central(1)
Total mall revenues	$15	$15	—
Mall gross leasable area (in square feet)	425,581	407,102	4.5%
Occupancy	93.0%	98.2%	(5.2) pts
Base rent per square foot	$113	$130	(13.1)%
Tenant sales per square foot	$711	$868	(18.1)%
Shoppes at Parisian(2)
Total mall revenues	$16	$5	220.0%
Mall gross leasable area (in square feet)	299,125	299,458	(0.1)%
Occupancy	92.5%	92.6%	(0.1) pts
Base rent per square foot	$223	$222	0.5%
Tenant sales per square foot	$531	—	N/M
Shoppes at Four Seasons
Total mall revenues	$31	$31	—
Mall gross leasable area (in square feet)	258,392	259,410	(0.4)%
Occupancy	100.0%	97.3%	2.7 pts
Base rent per square foot	$453	$458	(1.1)%
Tenant sales per square foot	$3,247	$2,971	9.3%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$42	$43	(2.3)%
Mall gross leasable area (in square feet)	606,946	618,649	(1.9)%
Occupancy	97.2%	97.2%	—
Base rent per square foot	$243	$236	3.0%
Tenant sales per square foot	$1,506	$1,396	7.9%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$1	$1	—
Mall gross leasable area (in square feet)	151,044	151,029	N/M
Occupancy	95.9%	90.4%	5.5 pts
Base rent per square foot	$20	$21	(4.8)%
Tenant sales per square foot	$346	$357	(3.1)%
__________________________
N/M - Not Meaningful

(1)
The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao.

(2)	The Shoppes at Parisian opened in September 2016.

Convention, retail and other revenues decreased $13 million compared to the three months ended September 30, 2016. The decrease is primarily driven by decreases of $6 million in entertainment revenues at The Venetian Macao, $4 million in convention revenues at our Las Vegas Operating Properties and $3 million in our passenger ferry service operations in Macao.
Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended September 30,
	2017	2016	Percent Change
	(Dollars in millions)
Casino	$1,342	$1,198	12.0%
Rooms	74	67	10.4%
Food and beverage	109	101	7.9%
Mall	18	16	12.5%
Convention, retail and other	69	66	4.5%
Provision for doubtful accounts	23	51	(54.9)%
General and administrative	358	330	8.5%
Corporate	51	39	30.8%
Pre-opening	1	86	(98.8)%
Development	3	3	—%
Depreciation and amortization	265	277	(4.3)%
Amortization of leasehold interests in land	9	10	(10.0)%
Loss on disposal or impairment of assets	21	5	320.0%
Total operating expenses	$2,343	$2,249	4.2%
Operating expenses were $2.34 billion for the three months ended September 30, 2017, an increase of $94 million compared to $2.25 billion for the three months ended September 30, 2016. The increase in operating expenses was driven by the opening of The Parisian Macao in September 2016.
Casino expenses increased $144 million compared to the three months ended September 30, 2016. The increase was primarily driven by a $197 million increase at The Parisian Macao, partially offset by decreases of $27 million and $19 million at Sands Cotai Central and Sands Macao, respectively, driven by a decrease in gaming taxes due to decreased casino revenues.
The provision for doubtful accounts was $23 million for the three months ended September 30, 2017, compared to $51 million for the three months ended September 30, 2016. The decrease primarily resulted from increased collections of previously reserved customer balances during the three months ended September 30, 2017, as compared to the prior year period. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $28 million compared to the three months ended September 30, 2016. The increase was primarily driven by a $25 million increase at The Parisian Macao.
Corporate expenses increased $12 million compared to the three months ended September 30, 2016. The increase was primarily due to payroll-related costs and a charitable donation committed to assist the Macao community with long-term relief, recovery and rebuilding efforts due to Typhoon Hato.
Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses decreased $85 million compared to the three months ended September 30, 2016. The decrease was primarily due to pre-opening activities at The Parisian Macao, which opened in September 2016. Development expenses include the costs associated with the Company's evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Depreciation and amortization expense decreased $12 million compared to the three months ended September 30, 2016. The decrease was primarily driven by a $51 million decrease resulting from a change in the estimated useful lives of certain property and equipment (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Property and Equipment, Net"), partially offset by a $38 million increase at The Parisian Macao.
The loss on disposal of assets of $21 million for the three months ended September 30, 2017, primarily related to dispositions at our Macao operations due to property damages caused by Typhoon Hato.
Adjusted Property EBITDA
The following table summarizes information related to our segments (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Segment Information" for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income). Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is used by management as the primary measure of the operating performance of our segments. Consolidated adjusted property EBITDA is net income before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, integrated resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. We have significant uses of cash flow, including capital expenditures, dividend payments, interest payments and debt principal repayments, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, our presentation of consolidated adjusted property EBITDA may not be directly comparable to similarly titled measures presented by other companies.

	Three Months Ended September 30,
	2017	2016	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$263	$315	(16.5)%
Sands Cotai Central	155	176	(11.9)%
The Parisian Macao	135	19	610.5%
The Plaza Macao and Four Seasons Hotel Macao	52	62	(16.1)%
Sands Macao	41	46	(10.9)%
Ferry Operations and Other	6	10	(40.0)%
	652	628	3.8%
Marina Bay Sands	442	391	13.0%
United States:
Las Vegas Operating Properties	76	86	(11.6)%
Sands Bethlehem	40	37	8.1%
	116	123	(5.7)%
Consolidated adjusted property EBITDA	$1,210	$1,142	6.0%

Adjusted property EBITDA at our Macao operations increased $24 million compared to the three months ended September 30, 2016. The increase was primarily due to a $116 million increase at The Parisian Macao, which opened in September 2016. This increase was partially offset by an $88 million decrease at our Macao properties (excluding The Parisian Macao), mainly due to decreased casino operations, driven by a lower Rolling Chip win percentage.

Adjusted property EBITDA at Marina Bay Sands increased $51 million compared to the three months ended September 30, 2016. As previously described, the increase was primarily due to increased casino revenues, driven by an increase in Rolling Chip volume.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $10 million compared to the three months ended September 30, 2016. The decrease was primarily due to decreased casino revenues, driven by a decrease in table games drop and lower win percentage.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended September 30,
	2017	2016
	(Dollars in millions)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$80	$72
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	4	4
Less — capitalized interest	(1)	(11)
Interest expense, net	$83	$65
Cash paid for interest	$70	$63
Weighted average total debt balance	$10,074	$10,055
Weighted average interest rate	3.2%	2.9%
Interest cost increased $8 million compared to the three months ended September 30, 2016, resulting primarily from an increase in our weighted average interest rate. Capitalized interest decreased $10 million compared to the three months ended September 30, 2016, primarily due to the opening of The Parisian Macao in September 2016.
Other Factors Effecting Earnings
Other expense was $19 million for the three months ended September 30, 2017, compared to other income of $21 million for the three months ended September 30, 2016. Other expense during the three months ended September 30, 2017, was primarily attributable to a depreciation of the U.S. dollar versus the Singapore dollar during the period. This resulted in $19 million of foreign currency transaction losses, driven by Singapore dollar denominated intercompany debt reported in U.S. dollars.
Our effective income tax rate was 9.6% for the three months ended September 30, 2017, compared to 10.2% for the three months ended September 30, 2016. The decrease in the effective income tax rate relates primarily to the valuation allowances recorded during the three months ended September 30, 2016, as we determined that certain deferred tax assets were no longer "more-likely than-not" realizable. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes "more-likely-than-not" that these deferred tax assets, or a portion thereof, are realizable, we will reduce the valuation allowances in the period such determination is made, as appropriate.
The net income attributable to our noncontrolling interests was $115 million for the three months ended September 30, 2017, compared to $93 million for the three months ended September 30, 2016. These amounts are primarily related to the noncontrolling interest of Sands China Ltd. ("SCL").

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Operating Revenues
Our net revenues consisted of the following:

	Nine Months Ended September 30,
	2017	2016	Percent Change
	(Dollars in millions)
Casino	$7,379	$6,406	15.2%
Rooms	1,194	1,123	6.3%
Food and beverage	610	559	9.1%
Mall	476	422	12.8%
Convention, retail and other	400	389	2.8%
	10,059	8,899	13.0%
Less — promotional allowances	(613)	(564)	(8.7)%
Total net revenues	$9,446	$8,335	13.3%
Consolidated net revenues were $9.45 billion for the nine months ended September 30, 2017, an increase of $1.11 billion compared to $8.34 billion for the nine months ended September 30, 2016. The increase was primarily due to increases of $1.03 billion at The Parisian Macao, which opened in September 2016, and $253 million at Marina Bay Sands, primarily due to increased casino revenues.
Casino revenues increased $973 million compared to the nine months ended September 30, 2016. The increase was due to increases of $922 million at The Parisian Macao and $267 million at Marina Bay Sands, driven by increases in Rolling Chip win percentage and volume, partially offset by a $154 million decrease at Sands Cotai Central, driven by a decrease in Non-Rolling Chip drop, as well as decreases in Rolling Chip win percentage and volume. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2017	2016	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$1,849	$1,893	(2.3)%
Non-Rolling Chip drop	$5,315	$5,141	3.4%
Non-Rolling Chip win percentage	24.6%	25.2%	(0.6) pts
Rolling Chip volume	$18,218	$21,963	(17.1)%
Rolling Chip win percentage	3.61%	3.23%	0.38 pts
Slot handle	$2,052	$3,007	(31.8)%
Slot hold percentage	5.2%	4.6%	0.6 pts
Sands Cotai Central
Total casino revenues	$1,153	$1,307	(11.8)%
Non-Rolling Chip drop	$4,278	$4,571	(6.4)%
Non-Rolling Chip win percentage	20.5%	20.5%	—
Rolling Chip volume	$8,267	$9,502	(13.0)%
Rolling Chip win percentage	2.92%	3.52%	(0.60) pts
Slot handle	$3,509	$4,521	(22.4)%
Slot hold percentage	4.1%	3.6%	0.5 pts
The Parisian Macao
Total casino revenues	$980	$58	N/M
Non-Rolling Chip drop	$2,957	$190	N/M
Non-Rolling Chip win percentage	19.6%	19.9%	(0.3) pts
Rolling Chip volume	$14,430	$748	N/M
Rolling Chip win percentage	3.24%	3.01%	0.23 pts
Slot handle	$2,716	$171	N/M
Slot hold percentage	3.4%	5.2%	(1.8) pts

	Nine Months Ended September 30,
	2017	2016	Change
	(Dollars in millions)
The Plaza Macao and Four Seasons Hotel Macao
Total casino revenues	$317	$324	(2.2)%
Non-Rolling Chip drop	$894	$800	11.8%
Non-Rolling Chip win percentage	23.1%	23.3%	(0.2) pts
Rolling Chip volume	$7,379	$6,511	13.3%
Rolling Chip win percentage	2.48%	3.05%	(0.57) pts
Slot handle	$311	$306	1.6%
Slot hold percentage	7.1%	5.9%	1.2 pts
Sands Macao
Total casino revenues	$471	$512	(8.0)%
Non-Rolling Chip drop	$1,842	$2,021	(8.9)%
Non-Rolling Chip win percentage	19.2%	18.1%	1.1 pts
Rolling Chip volume	$3,561	$5,610	(36.5)%
Rolling Chip win percentage	2.65%	2.64%	0.01 pts
Slot handle	$1,811	$1,990	(9.0)%
Slot hold percentage	3.3%	3.3%	—
Singapore Operations:
Marina Bay Sands
Total casino revenues	$1,869	$1,602	16.7%
Non-Rolling Chip drop	$2,821	$2,927	(3.6)%
Non-Rolling Chip win percentage	28.6%	28.7%	(0.1) pts
Rolling Chip volume	$27,068	$23,630	14.5%
Rolling Chip win percentage	3.40%	2.58%	0.82 pts
Slot handle	$10,481	$10,058	4.2%
Slot hold percentage	4.3%	4.5%	(0.2) pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$332	$308	7.8%
Table games drop	$1,186	$1,289	(8.0)%
Table games win percentage	18.5%	15.7%	2.8 pts
Slot handle	$1,867	$1,882	(0.8)%
Slot hold percentage	8.0%	8.0%	—
Sands Bethlehem
Total casino revenues	$408	$402	1.5%
Table games drop	$838	$853	(1.8)%
Table games win percentage	20.3%	19.3%	1.0 pts
Slot handle	$3,550	$3,367	5.4%
Slot hold percentage	6.6%	6.9%	(0.3) pts
 ____________________
N/M - Not Meaningful
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $71 million compared to the nine months ended September 30, 2016. The increase is primarily due to a $90 million increase at The Parisian Macao, partially offset by a $14 million decrease at Marina Bay Sands, driven by a decrease in available rooms. During the nine months ended September 30, 2017, there were approximately 16%, 12%, 6% and 2% fewer rooms available at The Plaza Macao and Four Seasons Hotel Macao, The Venetian Macao, Marina Bay Sands and our Las Vegas Operating Properties, respectively, compared to the nine months ended September 30, 2016. The following table summarizes the results of our room activity:

	Nine Months Ended September 30,
	2017	2016	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$130	$138	(5.8)%
Occupancy rate	90.0%	83.7%	6.3 pts
Average daily room rate	$214	$215	(0.5)%
Revenue per available room	$193	$180	7.2%
Sands Cotai Central
Total room revenues	$210	$204	2.9%
Occupancy rate	84.6%	80.9%	3.7 pts
Average daily room rate	$147	$149	(1.3)%
Revenue per available room	$124	$121	2.5%
The Parisian Macao
Total room revenues	$96	$6	N/M
Occupancy rate	87.9%	87.5%	0.4 pts
Average daily room rate	$140	$138	1.4%
Revenue per available room	$123	$121	1.7%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$25	$26	(3.8)%
Occupancy rate	80.4%	73.0%	7.4 pts
Average daily room rate	$352	$348	1.1%
Revenue per available room	$283	$254	11.4%
Sands Macao
Total room revenues	$15	$15	—
Occupancy rate	97.4%	96.6%	0.8 pts
Average daily room rate	$192	$200	(4.0)%
Revenue per available room	$187	$193	(3.1)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$267	$281	(5.0)%
Occupancy rate	95.9%	97.6%	(1.7) pts
Average daily room rate	$426	$415	2.7%
Revenue per available room	$409	$405	1.0%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$440	$442	(0.5)%
Occupancy rate	94.7%	94.5%	0.2 pts
Average daily room rate	$248	$244	1.6%
Revenue per available room	$235	$230	2.2%
Sands Bethlehem
Total room revenues	$11	$11	—
Occupancy rate	93.4%	94.9%	(1.5) pts
Average daily room rate	$161	$159	1.3%
Revenue per available room	$151	$151	—
 ____________________
N/M - Not Meaningful

Mall revenues increased $54 million compared to the nine months ended September 30, 2016. The increase was primarily due to increases of $45 million at the Shoppes at Parisian and $9 million at the Shoppes at Venetian, driven by an increase in base rents. For further information related to the financial performance of our malls, see "— Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our mall activity:

	Nine Months Ended September 30,(1)
	2017	2016	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$161	$152	5.9%
Mall gross leasable area (in square feet)	785,973	781,304	0.6%
Occupancy	97.3%	97.1%	0.2 pts
Base rent per square foot	$244	$237	3.0%
Tenant sales per square foot	$1,357	$1,359	(0.1)%
Shoppes at Cotai Central(2)
Total mall revenues	$48	$46	4.3%
Mall gross leasable area (in square feet)	425,581	407,102	4.5%
Occupancy	93.0%	98.2%	(5.2) pts
Base rent per square foot	$113	$130	(13.1)%
Tenant sales per square foot	$711	$868	(18.1)%
Shoppes at Parisian(3)
Total mall revenues	$50	$5	900.0%
Mall gross leasable area (in square feet)	299,125	299,458	(0.1)%
Occupancy	92.5%	92.6%	(0.1) pts
Base rent per square foot	$223	$222	0.5%
Tenant sales per square foot	$531	—	N/M
Shoppes at Four Seasons
Total mall revenues	$94	$94	—
Mall gross leasable area (in square feet)	258,392	259,410	(0.4)%
Occupancy	100.0%	97.3%	2.7 pts
Base rent per square foot	$453	$458	(1.1)%
Tenant sales per square foot	$3,247	$2,971	9.3%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$120	$122	(1.6)%
Mall gross leasable area (in square feet)	606,946	618,649	(1.9)%
Occupancy	97.2%	97.2%	—
Base rent per square foot	$243	$236	3.0%
Tenant sales per square foot	$1,506	$1,396	7.9%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$3	$3	—
Mall gross leasable area (in square feet)	151,044	151,029	N/M
Occupancy	95.9%	90.4%	5.5 pts
Base rent per square foot	$20	$21	(4.8)%
Tenant sales per square foot	$346	$357	(3.1)%
__________________________
N/M - Not Meaningful

(1)
As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of September 30, 2017 and 2016, they are identical to the summary presented herein for the three months ended September 30, 2017 and 2016, respectively.

(2)
The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao.

(3)	The Shoppes at Parisian opened in September 2016.

Operating Expenses
Our operating expenses consisted of the following:

	Nine Months Ended September 30,
	2017	2016	Percent Change
	(Dollars in millions)
Casino	$3,968	$3,531	12.4%
Rooms	216	197	9.6%
Food and beverage	329	306	7.5%
Mall	52	44	18.2%
Convention, retail and other	200	184	8.7%
Provision for doubtful accounts	77	139	(44.6)%
General and administrative	1,050	931	12.8%
Corporate	136	208	(34.6)%
Pre-opening	7	128	(94.5)%
Development	8	7	14.3%
Depreciation and amortization	913	792	15.3%
Amortization of leasehold interests in land	28	29	(3.4)%
Loss on disposal or impairment of assets	27	15	80.0%
Total operating expenses	$7,011	$6,511	7.7%
Operating expenses were $7.01 billion for the nine months ended September 30, 2017, an increase of $500 million compared to $6.51 billion for the nine months ended September 30, 2016. The increase in operating expenses was driven by the opening of The Parisian Macao.
Casino expenses increased $437 million compared to the nine months ended September 30, 2016. The increase was primarily attributable to a $589 million increase at The Parisian Macao, partially offset by decreases of $92 million, $48 million and $30 million at Sands Cotai Central, Sands Macao and The Venetian Macao, respectively, driven by a decrease in gaming taxes due to decreased casino revenues.
The provision for doubtful accounts was $77 million for the nine months ended September 30, 2017, compared to $139 million for the nine months ended September 30, 2016. The decrease resulted from increased collections of previously reserved customer balances during the nine months ended September 30, 2017, as compared to the prior year period, and continuing improvement in the quality of casino credit currently being extended. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $119 million compared to the nine months ended September 30, 2016. The increase was primarily due to increases of $91 million at The Parisian Macao, and $18 million and $9 million at our Las Vegas Operating Properties and The Venetian Macao, respectively, driven by an increase in marketing and advertising efforts.
Corporate expenses decreased $72 million compared to the nine months ended September 30, 2016. The decrease was primarily due to nonrecurring legal costs incurred during the nine months ended September 30, 2016.
Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses decreased $121 million compared to the nine months ended September 30, 2016. The decrease was primarily due to pre-opening activities at The Parisian Macao, which opened in September 2016. Development expenses include the costs associated with the Company's evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Depreciation and amortization expense increased $121 million compared to the nine months ended September 30, 2016. The increase was primarily attributable to a $150 million increase at The Parisian Macao, partially offset by a $51 million decrease resulting from a change in the estimated useful lives of certain property and equipment (see "Item

1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Property and Equipment, Net").
The loss on disposal of assets of $27 million for the nine months ended September 30, 2017, primarily related to dispositions at our Macao operations due to property damages caused by Typhoon Hato.
Adjusted Property EBITDA
The following table summarizes information related to our segments (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Segment Information" for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Nine Months Ended September 30,
	2017	2016	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$808	$827	(2.3)%
Sands Cotai Central	431	484	(11.0)%
The Parisian Macao	323	19	N/M
The Plaza Macao and Four Seasons Hotel Macao	162	154	5.2%
Sands Macao	134	125	7.2%
Ferry Operations and Other	18	25	(28.0)%
	1,876	1,634	14.8%
Marina Bay Sands	1,299	1,023	27.0%
United States:
Las Vegas Operating Properties	277	245	13.1%
Sands Bethlehem	113	113	—%
	390	358	8.9%
Consolidated adjusted property EBITDA	$3,565	$3,015	18.2%
 ____________________
N/M - Not Meaningful
Adjusted property EBITDA at our Macao operations increased $242 million compared to the nine months ended September 30, 2016. The increase was primarily attributable to a $304 million increase at The Parisian Macao. This increase was partially offset by a $55 million decrease at our Macao properties (excluding The Parisian Macao), mainly due to decreased casino operations, driven by a decrease in Rolling Chip volume.
Adjusted property EBITDA at Marina Bay Sands increased $276 million compared to the nine months ended September 30, 2016. As previously described, the increase was primarily due to increased casino revenues, driven by increases in Rolling Chip win percentage and volume.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $32 million compared to the nine months ended September 30, 2016. The increase was primarily due to a $43 million increase in net revenues (excluding intersegment royalty revenue), driven by increased casino revenue.

Interest Expense
The following table summarizes information related to interest expense:

	Nine Months Ended September 30,
	2017	2016
	(Dollars in millions)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$230	$219
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	11	11
Less — capitalized interest	(1)	(32)
Interest expense, net	$240	$198
Cash paid for interest	$199	$186
Weighted average total debt balance	$9,970	$9,740
Weighted average interest rate	3.1%	3.0%
Interest cost increased $11 million compared to the nine months ended September 30, 2016, resulting primarily from an increase in our weighted average total debt balance. Capitalized interest decreased $31 million compared to the nine months ended September 30, 2016, primarily due to the opening of The Parisian Macao in September 2016.
Other Factors Effecting Earnings
Other expense was $80 million for the nine months ended September 30, 2017, compared to $33 million for the nine months ended September 30, 2016. Other expense during the nine months ended September 30, 2017, was primarily attributable to a depreciation of the U.S. dollar versus the Singapore dollar during the period. This resulted in $65 million of foreign currency transaction losses, driven by Singapore dollar denominated intercompany debt reported in U.S. dollars, and a $16 million fair value adjustment on our Singapore forward contracts.
Our effective income tax rate was 10.4% for the nine months ended September 30, 2017, compared to 11.7% for the nine months ended September 30, 2016. The decrease in the effective income tax rate relates primarily to the valuation allowances recorded during the nine months ended September 30, 2016, as we determined that certain deferred tax assets were no longer "more-likely-than-not" realizable. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes "more-likely-than-not" that these deferred tax assets, or a portion thereof, are realizable, we will reduce the valuation allowances in the period such determination is made, as appropriate.
The net income attributable to our noncontrolling interests was $306 million for the nine months ended September 30, 2017, compared to $248 million for the nine months ended September 30, 2016. These amounts are primarily related to the noncontrolling interest of SCL.
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
Our malls are designed to complement our other unique amenities and service offerings provided by our integrated resorts. Our strategy is to seek out desirable tenants that appeal to our customers and provide a wide variety of shopping options. We generate our mall revenues primarily from leases with tenants through minimum base rents, overage rents, and reimbursements for common area maintenance ("CAM") and other expenditures.

The following tables summarize the results of our mall operations for the three and nine months ended September 30, 2017 and 2016:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian(1)	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(2)	Total
	(In millions)
For the three months ended September 30, 2017
Mall revenues:
Minimum rents(3)	$45	$28	$9	$13	$31	$—	$126
Overage rents	2	1	1	—	5	1	10
CAM, levies and direct recoveries	8	2	5	3	6	—	24
Total mall revenues	55	31	15	16	42	1	160
Mall operating expenses:
Common area maintenance	4	1	1	2	4	—	12
Marketing and other direct operating expenses	2	1	1	1	1	—	6
Mall operating expenses	6	2	2	3	5	—	18
Property taxes(4)	—	—	—	—	1	—	1
Provision for doubtful accounts	—	—	—	1	—	—	1
Mall-related expenses(5)	$6	$2	$2	$4	$6	$—	$20
For the three months ended September 30, 2016
Mall revenues:
Minimum rents(3)	$42	$29	$11	$2	$31	$—	$115
Overage rents	2	—	1	—	5	1	9
CAM, levies and direct recoveries	8	2	3	3	7	—	23
Total mall revenues	52	31	15	5	43	1	147
Mall operating expenses:
Common area maintenance	4	1	2	1	4	—	12
Marketing and other direct operating expenses	1	1	—	—	2	—	4
Mall operating expenses	5	2	2	1	6	—	16
Property taxes(4)	—	—	—	—	1	1	2
Provision for doubtful accounts	—	—	—	—	1	—	1
Mall-related expenses(5)	$5	$2	$2	$1	$8	$1	$19

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian(1)	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(2)	Total
For the nine months ended September 30, 2017
Mall revenues:
Minimum rents(3)	$132	$85	$30	$41	$92	$1	$381
Overage rents	5	2	2	—	10	2	21
CAM, levies and direct recoveries	24	7	16	9	18	—	74
Total mall revenues	161	94	48	50	120	3	476
Mall operating expenses:
Common area maintenance	11	4	4	5	11	1	36
Marketing and other direct operating expenses	5	2	2	3	4	—	16
Mall operating expenses	16	6	6	8	15	1	52
Property taxes(4)	—	—	—	—	3	1	4
Provision for doubtful accounts	—	—	1	1	—	—	2
Mall-related expenses(5)	$16	$6	$7	$9	$18	$2	$58
For the nine months ended September 30, 2016
Mall revenues:
Minimum rents(3)	$125	$86	$34	$2	$92	$1	$340
Overage rents	4	1	2	—	10	2	19
CAM, levies and direct recoveries	23	7	10	3	20	—	63
Total mall revenues	152	94	46	5	122	3	422
Mall operating expenses:
Common area maintenance	12	4	5	1	12	—	34
Marketing and other direct operating expenses	3	1	1	—	4	1	10
Mall operating expenses	15	5	6	1	16	1	44
Property taxes(4)	—	—	—	—	3	1	4
Provision for doubtful accounts	1	—	—	—	3	—	4
Mall-related expenses(5)	$16	$5	$6	$1	$22	$2	$52
____________________

(1)	The Shoppes at Parisian opened in September 2016.

(2)	Revenues from CAM, levies and direct recoveries are included in minimum rents for The Outlets at Sands Bethlehem.

(3)	Minimum rents include base rents and straight-line adjustments of base rents.

(4)
Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. Each property is also eligible to obtain an additional six-year exemption, provided certain qualifications are met. To date, The Venetian Macao and The Plaza Macao and Four Seasons Hotel Macao have obtained a second exemption, extending the property tax exemption to the end of July 2019 and the end of July 2020, respectively. Under the initial exemption, The Parisian Macao is tax exempt until the end of July 2022 and Sands Cotai Central has a distinct exemption for each hotel tower, which have varying expiration dates that range from the end of March 2018 to the end of November 2021. The Company is currently working on obtaining the second exemption for The Parisian Macao and Sands Cotai Central.

(5)
Mall-related expenses consist of CAM, marketing fees and other direct operating expenses, property taxes and provision for doubtful accounts, but excludes depreciation and amortization and general and administrative costs.

It is common in the mall operating industry for companies to disclose mall net operating income ("NOI") as a useful supplemental measure of a mall's operating performance. Because NOI excludes general and administrative expenses, interest expense, impairment losses, depreciation and amortization, gains and losses from property dispositions, allocations to noncontrolling interests and provision for income taxes, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact on operations from trends in occupancy rates, rental rates and operating costs.

In the tables above, we believe that taking total mall revenues less mall-related expenses provides an operating performance measure for our malls. Other mall operating companies may use different methodologies for deriving mall-related expenses. As such, this calculation may not be comparable to the NOI of other mall operating companies.
Development Projects
As our integrated resorts mature, we continue to reinvest in our portfolio of properties to maintain our high quality products and remain competitive in the markets in which we operate. We are constantly evaluating opportunities to improve our product offerings, such as refreshing our meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and our gaming areas, as well as other anticipated revenue generating additions to our integrated resorts.
Macao
The Plaza Casino and Four Seasons Hotel Macao
In October 2017, we announced that The Plaza Casino and Four Seasons Hotel Macao will feature an additional 295 new suites in a separate tower, The Four Seasons Macao Hotel Tower Suites. We have completed the structural work of the tower and plan to commence build out of the suites in 2018. We expect the project to be completed in 2019.
Sands Cotai Central
In October 2017, we announced that we will renovate, expand and rebrand the Sands Cotai Central into a new destination integrated resort, The Londoner Macao. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks, an expanded retail mall and the St. Regis Macao Tower Suites, offering approximately 350 luxurious new suites. The project will commence in 2018 and be phased to minimize disruption during the property’s peak periods. We expect the project to be completed in 2020.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Net cash generated from operating activities	$3,222	$2,831
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(1)	(1)
Capital expenditures	(592)	(1,103)
Proceeds from disposal of property and equipment	2	4
Acquisition of intangible assets	—	(47)
Net cash used in investing activities	(591)	(1,147)
Cash flows from financing activities:
Proceeds from exercise of stock options	32	5
Repurchase of common stock	(300)	—
Dividends paid	(2,362)	(2,348)
Proceeds from long-term debt	654	2,260
Repayments on long-term debt	(828)	(1,963)
Payments of financing costs	(5)	(31)
Net cash used in financing activities	(2,809)	(2,077)
Effect of exchange rate on cash	51	4
Decrease in cash and cash equivalents	(127)	(389)
Cash and cash equivalents at beginning of period	2,128	2,179
Cash and cash equivalents at end of period	$2,001	$1,790

Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the nine months ended September 30, 2017, increased $391 million compared to the nine months ended September 30, 2016. The increase was primarily attributable to an increase in net income, partially offset by the level of contribution of our working capital accounts, driven by the change in accounts receivable.
Cash Flows — Investing Activities
Capital expenditures for the nine months ended September 30, 2017, totaled $592 million, including $349 million for construction and development activities in Macao, which consisted primarily of $149 million for The Parisian Macao, $113 million for The Venetian Macao and $58 million for Sands Cotai Central; $137 million at Marina Bay Sands; and $86 million at our Las Vegas Operating Properties.
Capital expenditures for the nine months ended September 30, 2016, totaled $1.10 billion, including $970 million for construction and development activities in Macao, which consisted primarily of $798 million for The Parisian Macao and $97 million for Sands Cotai Central; $57 million at our Las Vegas Operating Properties; and $50 million in Singapore. Additionally, during the nine months ended September 30, 2016, we paid 66 million Singapore dollars ("SGD," approximately $47 million at exchange rates in effect at the time of the transaction) to renew our Singapore gaming license for a three-year term.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $2.81 billion for the nine months ended September 30, 2017, which was primarily attributable to $2.36 billion in dividend payments, $300 million in common stock repurchases and $174 million of net repayments on our various credit facilities.
Net cash flows used in financing activities were $2.08 billion for the nine months ended September 30, 2016, which was primarily attributable to $2.34 billion in dividend payments, partially offset by $297 million of net proceeds from our various credit facilities.
Capital Financing Overview
We fund our development projects primarily through borrowings from our credit facilities (see, "Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt") and operating cash flows.
Our U.S., Macao and Singapore credit facilities, as amended, contain various financial covenants. The U.S. credit facility requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent that any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined ("Adjusted EBITDA"). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for all quarterly periods through maturity. Our Singapore credit facility requires our Marina Bay Sands operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ending September 30, 2017 through September 30, 2019, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of September 30, 2017, our U.S., Macao and Singapore leverage ratios, as defined per the respective credit facility agreements, were 0.5x, 1.8x and 2.0x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 3.5x and 3.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. Any defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $2.0 billion and restricted cash and cash equivalents of approximately $11 million as of September 30, 2017, of which approximately $1.04 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.04 billion, approximately $857 million is available to be repatriated to the U.S. with minimal taxes owed on such amounts due to the significant foreign taxes we paid, which would ultimately generate U.S. foreign tax credits if cash is repatriated. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $3.51 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit, as of September 30, 2017, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.
In March 2017, we entered into an agreement to amend our U.S. credit facility, which refinanced the term loans in an aggregate amount of $2.18 billion, extended the maturity of the term loans to March 2024, removed the requirement to prepay outstanding revolving loans and/or permanently reduce revolving commitments in certain circumstances and lowered the applicable margin credit spread for borrowings under the term loans (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt — 2013 U.S. Credit Facility"). During the nine months ended September 30, 2017, we had net repayments of $36 million on our 2013 U.S. Extended Revolving Facility.
On February 24 and June 23, 2017, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which we retained $1.45 billion during the nine months ended September 30, 2017). On March 31, June 30 and September 30, 2017, we paid a dividend of $0.73 per common share as part of a regular cash dividend program and recorded $1.73 billion as a distribution against retained earnings (of which $946 million related to our Principal Stockholder's family and the remaining $787 million related to all other shareholders) during the nine months ended September 30, 2017. In October 2017, the Company's Board of Directors declared a quarterly dividend of $0.73 per common share (a total estimated to be approximately $577 million) to be paid on December 29, 2017, to shareholders of record on December 21, 2017. In October 2017, we announced that our Board of Directors increased the dividend for the 2018 calendar year to $3.00 per common share, or $0.75 per common share per quarter.
In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of our outstanding common stock, which expires in November 2018. During the nine months ended September 30, 2017, we repurchased 5,107,237 shares of our common stock for $300 million (including commissions) under this program. All share repurchases of our common stock are recorded as treasury stock. As of September 30, 2017, we have remaining authorization to repurchase $1.26 billion of our outstanding common shares. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions.
Aggregate Indebtedness and Other Known Contractual Obligations
As of September 30, 2017, there had been no material changes to our aggregated indebtedness and other known contractual obligations, which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2016, with the exception of the following:

•
amendment and extension of our 2013 U.S. Credit Facility (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt — 2013 U.S. Credit Facility"); and

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
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions included in this report, the words: "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions, as they relate to our company or management, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:

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

•
our leverage, debt service and debt covenant compliance, including the pledge of our assets (other than our equity interests in our subsidiaries) as security for our indebtedness and ability to refinance our debt obligations as they come due or to obtain sufficient funding for our planned, or any future, development projects;

•	fluctuations in currency exchange rates and interest rates;

•	increased competition for labor and materials due to planned construction projects in Macao and quota limits on the hiring of foreign workers;

•
our ability to obtain required visas and work permits for management and employees from outside countries to work in Macao, and our ability to compete for the managers and employees with the skills required to perform the services we offer at our properties;

•	new developments, construction projects and ventures;

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt and foreign currency exchange rate risk associated with our operations outside the United States, which we may manage through the use of interest rate swaps, futures, options, caps, forward contracts and similar instruments. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. Our derivative financial instruments currently consist primarily of foreign currency forward contracts, none of which have been designated as hedging instruments for accounting purposes.
To manage exposure to counterparty credit risk in foreign currency forward contracts, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank group providing our credit facilities, which management believes further minimizes the risk of nonperformance.
As of September 30, 2017, the estimated fair value of our long-term debt was approximately $9.57 billion, compared to its carrying value of $9.71 billion. The estimated fair value of our long-term debt is based on level 2 inputs (quoted prices in markets that are not active). As our long-term debt obligations are primarily variable-rate debt, a change in LIBOR, HIBOR and SOR is not expected to have a material impact on the fair value of our long-term debt. Based on variable-rate debt levels as of September 30, 2017, a hypothetical 100 basis point change in LIBOR, HIBOR and SOR for the duration of a year would cause our annual interest cost to change by approximately $98 million.
Foreign currency transaction losses were $65 million for the nine months ended September 30, 2017, primarily due to Singapore dollar denominated intercompany debt reported in U.S. dollars and U.S. dollar denominated intercompany debt held in Macao. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of September 30, 2017, a hypothetical 10% strengthening or weakening of the U.S. dollar against the SGD (excluding the impact of foreign currency forward contracts) would cause a foreign currency transaction gain of approximately $105 million or a loss of approximately $129 million and a hypothetical 100 basis point change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $15 million. We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
We manage a portion of our exposure to currency fluctuations with foreign currency forward contracts. As of September 30, 2017, we had eight foreign currency forward contracts with a total notional value of $144 million, contract expirations through December 2017 and a total liability fair value of $4 million. As of September 30, 2017, a hypothetical unfavorable 10% change in the U.S. dollar/SGD exchange rate would cause an increase in our unrealized loss by approximately $14 million.
See also "Liquidity and Capital Resources."
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2017, and have concluded that they are effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that had, or was reasonably likely to have, a material effect on the Company's internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2016, Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2017, and "Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 6 — Commitments and Contingencies" of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
July 1, 2017 — July 31, 2017	—	$—	—	$1,335
August 1, 2017 — August 31, 2017	—	$—	—	$1,335
September 1, 2017 — September 30, 2017	1,173,500	$63.90	1,173,500	$1,260
__________________________

(1)
In November 2016, the Company's Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which expires on November 2, 2018. All repurchases under the stock repurchase program are made from time to time at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. All share repurchases of the Company's common stock have been recorded as treasury stock.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1+
Amended & Restated Employment Agreement among Las Vegas Sands Corp., Las Vegas Sands, LLC and Sheldon G. Adelson, effective as of January 1, 2017 (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on September 7, 2017).

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

LAS VEGAS SANDS CORP.

November 3, 2017	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

November 3, 2017	By:	/s/ Patrick Dumont
Patrick Dumont Executive Vice President and Chief Financial Officer