Form 10-K
period 2017-12-31
LAS VEGAS SANDS CORP
filed 2018-02-23
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Registrant's telephone number, including area code:
(702) 414-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($0.001 par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $22,931,433,772 based on the closing sale price on that date as reported on the New York Stock Exchange.
The Company had 788,881,737 shares of common stock outstanding as of February 21, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant's 2018 Annual Meeting of Stockholders	Part III (Item 10 through Item 14)

Las Vegas Sands Corp.

PART I

ITEM 1. — BUSINESS
Our Company
Las Vegas Sands Corp. ("LVSC," or together with its subsidiaries "we" or the "Company") is a Fortune 500 company and the leading global developer of destination properties ("Integrated Resorts") that feature premium accommodations, world-class gaming, entertainment and retail, convention and exhibition facilities, celebrity chef restaurants and other amenities.
We currently own and operate Integrated Resorts in Asia and the United States. We believe that our geographic diversity, best-in-class properties and convention-based business model provide us with the best platform in the hospitality and gaming industry to continue generating substantial cash flow while simultaneously pursuing new development opportunities. Our unique convention-based marketing strategy allows us to attract business travelers during the slower mid-week periods while leisure travelers occupy our properties during the weekends. Our convention, trade show and meeting facilities combined with the on-site amenities offered at our Macao, Singapore and Las Vegas Integrated Resorts provide flexible and expansive space for conventions, trade shows and other meetings.
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
Through our 70.1% ownership of Sands China Ltd. ("SCL"), we own and operate a collection of Integrated Resorts in the Macao Special Administrative Region ("Macao") of the People's Republic of China ("China"). These properties include The Venetian Macao Resort Hotel ("The Venetian Macao"); Sands Cotai Central; The Parisian Macao, which opened on September 13, 2016; The Plaza Macao and Four Seasons Hotel Macao, Cotai Strip (the "Four Seasons Hotel Macao"); and the Sands Macao.
In Singapore, we own and operate the iconic Marina Bay Sands, which has become one of Singapore's major tourist, business and retail destinations since its opening in 2010.
Our properties in the United States include The Venetian Resort Hotel Casino ("The Venetian Las Vegas") and The Palazzo Resort Hotel Casino ("The Palazzo"), luxury resorts on the Las Vegas Strip, as well as the Sands Expo and Convention Center (the "Sands Expo Center," and together with The Venetian Las Vegas and The Palazzo, the "Las Vegas Operating Properties") in Las Vegas, Nevada and the Sands Casino Resort Bethlehem (the "Sands Bethlehem") in Bethlehem, Pennsylvania.
We pride ourselves on being an exemplary employer and an upstanding corporate citizen that helps improve the quality of life for our team members and the communities in which we operate. Through our Sands Cares program and other avenues, we are an active community partner offering assistance to charitable organizations and other worthy causes.
We are also committed to protecting the environment and to being a global leader in sustainable resort development. Through our Sands ECO360 Global Sustainability program, we develop and implement environmental practices for our existing and future resort developments to protect natural resources, offer our team members a safe and healthy work environment and enhance the resort experiences of our guests.
LVSC was incorporated in Nevada in August 2004. Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "LVS." Our principal executive office is located at 3355 Las Vegas Boulevard South, Las Vegas, Nevada 89109 and our telephone number at that address is (702) 414-1000. Our website address is www.sands.com. The information on our website is not part of this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other Securities and Exchange Commission ("SEC") filings, and any amendments to those reports and any other filings that we file with or furnish to the SEC under the Securities Exchange Act of 1934 are made available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC and are also available at the SEC's internet site address at www.sec.gov or in the SEC's Public Reference Room at 100 F Street, NE, Washington D.C., 20549. Information related to the operation of the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
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
This Annual Report on Form 10-K contains certain forward-looking statements. See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements."
Our principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. Management reviews the results of operations for each of its operating segments, which generally are our Integrated Resorts. In Macao, our operating segments are: The Venetian Macao; Sands Cotai Central; The Parisian Macao, which opened in September 2016; The Plaza Macao and Four Seasons Hotel Macao; and Sands Macao. In Singapore, our operating segment is Marina Bay Sands. In the United States, our operating segments are the Las Vegas Operating Properties and Sands Bethlehem. We also have ferry operations and various other operations that are ancillary to our Macao properties (collectively, "Ferry Operations and Other") that we present to reconcile to our consolidated statements of operations and financial condition. In addition to our reportable segments noted above, management also reviews construction and development activities for each of our primary projects currently under development, which include the rebranding of Sands Cotai Central, the additional hotel tower at The Plaza Macao and Four Seasons Hotel Macao and our Las Vegas condominium project (which construction currently is suspended) in the United States. See "Item 7 — Management Discussion and Analysis of Financial Condition and Results of Operations — Development Projects." For the Company's net revenues, net income and total assets by reportable segment for each of the three years during the period ended December 31, 2017, see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Segment Information."
Asia Operations
Macao
The Venetian Macao is the anchor property of our Cotai Strip development and is conveniently located approximately two miles from the Taipa Ferry Terminal on Macao's Taipa Island. The Venetian Macao includes approximately 374,000 square feet of gaming space with approximately 635 table games and 1,690 slot machines. The Venetian Macao features a 39-floor luxury hotel tower with over 2,900 elegantly appointed luxury suites and the Shoppes at Venetian, approximately 926,000 square feet of unique retail shopping with more than 340 stores featuring many international brands and home to more than 50 restaurants and food outlets featuring an international assortment of cuisines. In addition, The Venetian Macao has approximately 1.2 million square feet of convention facilities and meeting room space, an 1,800-seat theater, the 15,000-seat CotaiArena that hosts world-class entertainment and sporting events and a Paiza Club.
Sands Cotai Central, which features four hotel towers, is located across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Hotel Macao, and is our largest Integrated Resort on the Cotai

Strip. Sands Cotai Central opened in phases, beginning in April 2012. The property features four hotel towers: the first hotel tower, which opened in April 2012, consisting of approximately 650 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; the second hotel tower, which opened in September 2012, consisting of approximately 1,850 rooms and suites under the Sheraton brand; the third hotel tower, which opened in January 2013, consisting of approximately 2,100 rooms and suites under the Sheraton brand; and the fourth hotel tower, which opened in December 2015, consisting of approximately 400 rooms and suites under the St. Regis brand. The property includes approximately 367,000 square feet of gaming space with approximately 435 table games and 1,845 slot machines, approximately 369,000 square feet of meeting space, a 1,700-seat theater, approximately 424,000 square feet of retail space with more than 130 stores and home to 50 restaurants and food outlets. In October 2017, we announced that we will renovate, expand and rebrand the property into The Londoner Macao.
On September 13, 2016, we opened The Parisian Macao, our newest Integrated Resort on the Cotai Strip, which is connected to The Venetian Macao and The Plaza Macao and Four Seasons Hotel Macao, and includes approximately 253,000 square feet of gaming space with approximately 395 table games and 1,485 slot machines. The Parisian Macao also features approximately 2,800 rooms and suites and the Shoppes at Parisian, approximately 300,000 square feet of unique retail shopping with more than 160 stores featuring many international brands and home to 19 restaurants and food outlets featuring an international assortment of cuisines. Other non-gaming amenities at The Parisian Macao include a meeting room complex of approximately 63,000 square feet and a 1,200-seat theater. Directly in front of The Parisian Macao, and connected via a covered walk-way to the main building, is a half-scale authentic re-creation of the Eiffel Tower containing a viewing platform and restaurant.
The Plaza Macao and Four Seasons Hotel Macao, which is located adjacent to The Venetian Macao, has approximately 105,000 square feet of gaming space with approximately 120 table games and 195 slot machines at its Plaza Casino. The Plaza Macao and Four Seasons Hotel Macao also has 360 elegantly appointed rooms and suites managed by Four Seasons Hotels, Inc.; several food and beverage offerings; and conference and banquet facilities. The Shoppes at Four Seasons includes approximately 258,000 square feet of retail space and is connected to the Shoppes at Venetian. The Plaza Macao and Four Seasons Hotel Macao also features 19 ultra-exclusive Paiza Mansions, which are individually designed and made available by invitation only. In October 2017, we announced that the property will feature an additional 295 suites in a tower adjacent to the Four Seasons Hotel Macao.
The Sands Macao, the first U.S. operated Las Vegas-style casino in Macao, is situated near the Macao-Hong Kong Ferry Terminal on a waterfront parcel centrally located between Macao's Gongbei border gate with China and Macao's central business district. The Sands Macao includes approximately 213,000 square feet of gaming space with approximately 215 table games and 910 slot machines. The Sands Macao also includes a 289-suite hotel tower, spa facilities, several restaurants and entertainment areas, and a Paiza Club.
We operate the gaming areas within our Macao properties pursuant to a 20-year gaming subconcession that expires in June 2022. See "— Regulation and Licensing — Macao Concession and Our Subconcession."
Singapore
Marina Bay Sands features approximately 2,600 rooms and suites located in three 55-story hotel towers. Atop the three towers is the Sands SkyPark, an extensive outdoor recreation area with a 150-meter infinity swimming pool and leading restaurant and nightlife brands. The Integrated Resort offers approximately 160,000 square feet of gaming space with approximately 605 table games and 2,500 slot machines; The Shoppes at Marina Bay Sands, an enclosed retail, dining and entertainment complex with signature restaurants from world-renowned chefs; an event plaza and promenade; and an art/science museum. Marina Bay Sands also includes approximately 1.2 million square feet of meeting and convention space and two state-of-the-art theaters for top Broadway shows, concerts and gala events.
We operate the gaming area within our Singapore property pursuant to a 30-year casino concession provided under a development agreement entered into in August 2006. See "— Regulation and Licensing — Development Agreement with Singapore Tourism Board."

Asia Markets
Macao
Macao is the largest gaming market in the world and the only market in China to offer legalized casino gaming. According to Macao government statistics that are issued publicly on a monthly basis by the Gaming Inspection and Coordination Bureau (commonly referred to as the "DICJ"), annual gaming revenues were $33.2 billion in 2017, an 18.5% increase compared to 2016.
We expect that Macao will continue to experience meaningful long-term growth and the approximately 33 million visitors that Macao welcomed in 2017 will continue to increase over time. We believe this growth will be driven by a variety of factors, including the movement of Chinese citizens to urban centers in China, continued growth of the Chinese outbound tourism market, the increased utilization of existing transportation infrastructure, the introduction of new transportation infrastructure and the continued increase in hotel room inventory in Macao and neighboring Hengqin Island. Based on announced plans in Macao, approximately $7 billion of capital is expected to be invested by concessionaires and subconcessionaires in new resort development projects on Cotai with announced opening dates through the remainder of 2018 and through 2020. In total, these new projects will add approximately 3,400 incremental hotel rooms, along with other non-gaming offerings and gaming capacity. These new resorts should help increase the critical mass on Cotai and further drive Macao's transformation into a leading business and leisure tourism hub in Asia.
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
Macao draws a significant number of customers who are visitors or residents of Hong Kong. One of the major methods of transportation to Macao from Hong Kong is the jetfoil ferry service, including our ferry service, CotaiJet. Macao is also accessible from Hong Kong by helicopter. In addition, the bridge linking Hong Kong, Macao and Zhuhai was completed in late 2017 and is expected to open in 2018, and will reduce the travel time between Hong Kong and Macao.
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
Sociedade de Jogos de Macau S.A. ("SJM") holds one of the three concessions and currently operates 20 facilities throughout Macao. Historically, SJM was the only gaming operator in Macao. Many of its gaming facilities are relatively small locations that are offered as amenities in hotels; however, some are large operations, including the Hotel Lisboa and The Grand Lisboa. In February 2014, SJM announced the development of Grand Lisboa Palace, a 2,000-room resort on Cotai that is scheduled to open in 2018.
MGM Grand Paradise Limited, a joint venture between MGM Resorts International and Pansy Ho Chiu-King, obtained a subconcession from SJM in April 2005, allowing the joint venture to conduct gaming operations in Macao. The MGM Grand Macau opened in December 2007 and is located on the Macao Peninsula adjacent to the Wynn Macau.

In February 2018, MGM Grand Paradise Limited opened MGM Cotai, which includes approximately 1,400 hotel rooms and other non-gaming amenities, and is located behind Sands Cotai Central.
Wynn Resorts (Macau), S.A. ("Wynn Resorts Macau"), a subsidiary of Wynn Resorts Limited, holds a concession and owns and operates the Wynn Macau and Encore at Wynn Macau, which opened in September 2006 and April 2010, respectively. In August 2016, Wynn Resorts Macau opened a 1,700-room integrated resort, Wynn Palace, which is located behind the City of Dreams and MGM Cotai.
In 2006, an affiliate of Publishing and Broadcasting Limited ("PBL") purchased Wynn Resorts Macau's subconcession right under its gaming concession, which permitted the PBL affiliate to receive a gaming subconcession from the Macao government. In May 2007, the PBL affiliate, Melco Crown Entertainment Limited ("Melco Crown"), opened the Crown Macao, later renamed Altira. In June 2009, Melco Crown opened the City of Dreams, an integrated casino resort located adjacent to our Sands Cotai Central, which includes Nuwa, The Countdown Hotel and Grand Hyatt hotels. In October 2015, Melco Crown and its joint venture partners opened Studio City, a 1,600-room casino resort on Cotai. Melco Crown is currently constructing its fifth tower at City of Dreams, the 780-room Morpheus Tower, which is expected to open in 2018.
Galaxy Casino Company Limited ("Galaxy") holds the third concession and has the ability to operate casino properties independent of our subconcession agreement with Galaxy and the Macao government. Galaxy currently operates six casinos in Macao, including StarWorld Hotel, which opened in October 2006, and Galaxy Macau, which is located near The Venetian Macao and opened in May 2011. In May 2015, Galaxy opened the second phase of its Galaxy Macau, which includes approximately 1,250 hotel rooms, as well as additional retail and convention and exhibition facilities.
Our Macao operations also face competition from other gaming and resort destinations, both in Asia and globally.
Singapore
Singapore is regarded as having the most developed financial and transportation infrastructure in the Southeast Asia region. Singapore has established itself as a destination for both business and leisure visitors, offering convention and exhibition facilities as well as world-class shopping malls and hotel accommodations. In 2006, after a competitive bid process, the Singapore government awarded two concessions to develop and operate two integrated resorts. We were awarded the concession for the Marina Bay site, which is adjacent to Singapore's central business district, and Genting International was awarded the second site, located on Singapore's Sentosa Island.
Based on figures released by the Singapore Tourism Board (the "STB"), Singapore welcomed over 17 million international visitors in 2017, a 6.2% increase compared to 2016. Tourism receipts are estimated to have reached 24.6 billion Singapore dollars ("SGD," approximately $18.4 billion at exchange rates in effect on December 31, 2017) in 2016 (the latest information publicly available at the time of filing), a 13.0% increase compared to 2015. The Casino Regulatory Authority (the "CRA"), the gaming regulator in Singapore, does not disclose gaming revenue for the market and thus no official figure exists.
We believe Marina Bay Sands is ideally positioned within Singapore to cater to both business and leisure visitors. The Integrated Resort is centrally located within a 20-minute drive from Singapore's Changi International Airport and near the Marina Bay Cruise Center, a deep-water cruise ship terminal, and Bayfront station, a mass rapid transit station. Marina Bay Sands is also located near several entertainment attractions, including the Gardens by the Bay botanical gardens and the Singapore Sports Hub, a sports complex featuring the 55,000-seat National Stadium.
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
Proximity to Major Asian Cities
About 100 airlines operate in Singapore, connecting it to some 400 cities in about 100 countries. In 2017, 62 million passengers passed through Singapore's Changi Airport, a 6.0% increase as compared to 2016. The estimated population within a 5-hour flight of Singapore is more than 2.0 billion. Based on figures released by the STB, the largest source markets for visitors to Singapore for 2017 were Indonesia and China. The STB's methodology for reporting visitor arrivals does not recognize Malaysian citizens entering Singapore by land, although this method of visitation is generally thought to be substantial.
Competition in Singapore
Gaming in Singapore is administered by the government through the award of licenses to two operators, of which we are one. Pursuant to the request for proposals to develop an integrated resort at Marina Bay, Singapore (the "Request for Proposal"), the CRA was required to ensure that there would not be more than two casino licenses during an initial ten-year exclusive period (the "Exclusivity Period"), which expired on February 28, 2017.
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
U.S. Operations
Las Vegas
Our Las Vegas Operating Properties is an Integrated Resort that includes The Venetian Las Vegas, The Palazzo and the Sands Expo Center.
The Venetian Las Vegas has 4,028 suites situated in a 3,015-suite, 35-story three-winged tower rising above the casino and the adjoining 1,013-suite, 12-story Venezia tower. The casino at The Venetian Las Vegas has approximately 120,000 square feet of gaming space and includes approximately 115 table games and 1,090 slot machines. The Venetian Las Vegas features a variety of amenities for its guests, including a Paiza Club, several theaters and a Canyon Ranch SpaClub.
The Palazzo features modern European ambience and design, and is directly connected to The Venetian Las Vegas and Sands Expo Center. The casino at The Palazzo has approximately 105,000 square feet of gaming space and includes approximately 130 table games and 700 slot machines. The Palazzo has a 50-floor luxury hotel tower with 3,064 suites and includes a Canyon Ranch SpaClub, a Paiza Club and a world-class theater.
The Venetian Las Vegas and The Palazzo feature two enclosed retail, dining and entertainment complexes, currently referred to as the Grand Canal Shoppes. The complex located within The Venetian Las Vegas (previously known as "The Grand Canal Shoppes") and the complex located within The Palazzo (previously known as "The Shoppes at The Palazzo") were sold to GGP Limited Partnership ("GGP") in 2004 and 2008, respectively.
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
In May 2016, we announced plans to work with Madison Square Garden Company to bring a 400,000-square foot venue built specifically for music and entertainment to Las Vegas. In February 2018, Madison Square Garden unveiled its plans for the 18,000-seat venue, which, subject to regulatory approvals and entitlements, will be located near, and connected directly to, our Las Vegas Operating Properties and is currently expected to open in 2020.
Pennsylvania
We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. The Sands Bethlehem features approximately 146,000 square feet of gaming space that includes approximately 175 table games and 3,200 slot machines; a hotel tower with

282 rooms; a 150,000-square-foot retail facility ("The Outlets at Sands Bethlehem"); an arts and cultural center; and a 50,000-square-foot multipurpose event center.
We own 86% of the economic interest in the gaming, hotel and entertainment portion of Sands Bethlehem through our ownership interest in Sands Bethworks Gaming LLC ("Sands Bethworks Gaming") and approximately 35% of the economic interest in the retail portion of Sands Bethlehem through our ownership interest in Sands Bethworks Retail LLC ("Sands Bethworks Retail").
Las Vegas Market
The Las Vegas hotel/casino industry is highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including hotels in downtown Las Vegas. In addition, there are large projects in Las Vegas in the development stage or currently suspended and, if opened, may target the same customers as we do. Based on figures released by the Las Vegas Convention and Visitors Authority (the "LVCVA"), Las Vegas welcomed 42 million visitors during 2017, a 1.7% decrease compared to 2016.
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
In addition, certain states have legalized, and others may legalize, casino gaming in specific areas. The continued proliferation of gaming venues could have a significant and adverse effect on our business. In particular, the legalization of casino gaming in or near major metropolitan areas from which we traditionally attract customers could have a material adverse effect on our business. The current global trend toward liberalization of gaming restrictions and the resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas Operating Properties, which could have an adverse effect on our financial condition, results of operations and cash flows. Also, on December 23, 2011, the U.S. Department of Justice (the "DOJ") released an opinion on the application of the Wire Act to interstate transmission of wire communications, concluding that such communications that did not relate to a "sporting event or contest" fell outside the prohibition of the Wire Act. In concluding as such, the DOJ reversed earlier opinions that the Wire Act was not limited to such communications on sporting events or contests. Those states that permit these distribution channels may also expand the gaming offerings of their lotteries in a manner that could have an adverse effect on our business.
Las Vegas generally competes with trade show and convention facilities located in and around major U.S. cities. Within Las Vegas, the Sands Expo Center competes with the Las Vegas Convention Center (the "LVCC"), which currently has approximately 3.2 million gross square feet of convention and exhibit facilities. In addition to the LVCC, some of our Las Vegas competitors have convention and conference facilities that compete with our Las Vegas Operating Properties. Based on figures released by the LVCVA, nearly 7 million convention delegates visited Las Vegas during 2017, a 5.3% increase compared to 2016.
Competitors of our Las Vegas Operating Properties that can offer a hotel/casino experience that is integrated with substantial trade show and convention, conference and meeting facilities, could have an adverse effect on our competitive advantage in attracting trade show and convention, conference and meeting attendees. Major competitors in Las Vegas continue to implement and evaluate opportunities to expand casino, hotel and convention offerings.
Retail Mall Operations
We own and operate retail malls at our Integrated Resorts at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Marina Bay Sands and Sands Bethlehem. Upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao, we will own approximately 3.0 million square feet of gross retail space. As further described in "Agreements Relating to the Malls in Las Vegas" below, the Grand Canal Shoppes were sold to GGP and are not owned or operated by us.

Management believes that being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.
Our malls are designed to complement our other unique amenities and service offerings provided by our Integrated Resorts. Our strategy is to seek out desirable tenants that appeal to our customers and provide a wide variety of shopping options. We generate our mall revenue primarily from leases with tenants through base minimum rents, overage rents and reimbursements for common area maintenance ("CAM") and other expenditures. For further information related to the financial performance of our malls, see "Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations."
The tables below set forth certain information regarding our mall operations as of December 31, 2017. These tables do not reflect subsequent activity in 2018.

Mall Name	Total GLA(1)	Selected Significant Tenants
Shoppes at Venetian	786,429(2)	Zara, Swarovski, Victoria's Secret, Tiffany & Co., Uniqlo, Rolex, H&M, Plein Sport
Shoppes at Cotai Central	424,309(3)	Marks & Spencer, Kid's Cavern, Zara, Under Armour, Omega, Nike, Chow Tai Fook, Planet J
Shoppes at Parisian	300,218	Alexander McQueen, Isabel Marant, Lanvin, Maje, Sandro, Zadig & Voltaire, Paul Smith
Shoppes at Four Seasons	257,859	Cartier, Chanel, Louis Vuitton, Hermès, Gucci, Dior, Armani, Dolce & Gabbana, Loro Piana, Saint Laurent Paris
The Shoppes at Marina Bay Sands	604,449(4)	Louis Vuitton, Chanel, BVLGARI, Prada, Gucci, Zara, Burberry, Versace, Dior, Cartier, Tiffany & Co.
The Outlets at Sands Bethlehem	147,540	Coach, Lenox, Tommy Hilfiger, Nine West, Guess, Under Armour
____________________

(1)	Represents Gross Leasable Area in square feet.

(2)	Excludes approximately 139,000 square feet of space on the fifth floor currently not on the market for lease.

(3)
The Shoppes at Cotai Central will feature up to an estimated 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao.

(4)	Excludes approximately 155,000 square feet of space operated by the Company.

The following table reflects our tenant representation by category for our mall operations as of December 31, 2017:

Category	Square Feet	% of Square Feet	Representative Tenants
Fashion (luxury, women's, men's, mixed)	926,168	38%	Louis Vuitton, Dior, Gucci, Versace, Chanel, Fendi
Restaurants and lounges	428,078	18%	Bambu, Lei Garden, Todai, North, Café Deco
Multi-Brands	268,346	11%	Duty-free shops, The Atrium
Fashion accessories and footwear	193,824	8%	Coach, Salvatore Ferragamo, Tumi, Rimowa
Lifestyle, sports and entertainment	163,003	7%	Manchester United, Adidas, Ferrari
Jewelry	161,614	7%	BVLGARI, Omega, Cartier, Rolex, Tiffany & Co.
Health and beauty	133,984	5%	Sephora, The Body Shop, Sa Sa
Banks and services	61,828	2%	Bank of China, ICBC
Home furnishing and electronics	39,559	2%	Samsung, Zara Home
Specialty foods	29,333	1%	The Chocolate Shop, Cold Storage Specialty
Arts and gifts	17,487	1%	Emporio di Gondola
Total	2,423,224	100%
Advertising and Marketing
We advertise in many types of media, including television, internet (including search engines, e-mail, online advertising and social media), radio, newspapers, magazines and other out-of-home advertising (including billboards), to promote general market awareness of our properties as unique leisure, business and convention destinations due to our first-class hotels, casinos, retail stores, restaurants and other amenities. We actively engage in direct marketing as allowed in various geographic regions.
We maintain websites to allow our customers to make room and/or restaurant reservations, purchase show tickets and provide feedback. We also continue to enhance and expand our use of digital marketing and social media to promote our Integrated Resorts, events and special offers, cultivate customer relationships and provide information and updates regarding out corporate citizenship efforts, including our sustainability and corporate giving programs.
Development Projects
We are constantly evaluating opportunities to improve our product offerings, such as refreshing our meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and our gaming areas, as well as other revenue generating additions to our Integrated Resorts.
Macao
In October 2017, we announced that we will renovate, expand and rebrand the Sands Cotai Central into a new destination Integrated Resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London's most recognizable landmarks, an expanded retail mall and an additional 350 luxury suites. The project will commence in 2018 and be phased to minimize disruption during the property's peak periods. We expect the project to be completed in 2020.
In October 2017, we announced that the tower adjacent to the Four Seasons Hotel Macao will feature an additional 295 premium quality suites. We have completed the structural work of the tower and plan to commence build out of the suites in 2018. We expect the project to be completed in 2019.
Other
We continue to evaluate current development projects and pursue new development opportunities globally.

Regulation and Licensing
Macao Concession and Our Subconcession
In June 2002, the Macao government granted one of three concessions to operate casinos in Macao to Galaxy. During December 2002, we entered into a subconcession agreement with Galaxy, which was approved by the Macao government. The subconcession agreement allows us to develop and operate certain casino projects in Macao, including Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Cotai Central and The Parisian Macao, separately from Galaxy. Under the subconcession agreement, we are obligated to operate casino games of chance or games of other forms in Macao. We were also obligated to develop and open The Venetian Macao and a convention center by December 2007, and we were required to invest, or cause to be invested, at least 4.4 billion patacas (approximately $548 million at exchange rates in effect at the time of the transaction) in various development projects in Macao by June 2009, which obligations we have fulfilled.
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
We are subject to licensing and control under applicable Macao law and are required to be licensed by the Macao gaming authorities to operate a casino. We must pay periodic fees and taxes, and our gaming license is not transferable. We must periodically submit detailed financial and operating reports to the Macao gaming authorities and furnish any other information that the Macao gaming authorities may require. No person may acquire any rights over the shares or assets of Venetian Macau Limited ("VML"), SCL's wholly owned subsidiary, without first obtaining the approval of the Macao gaming authorities. Similarly, no person may enter into possession of its premises or operate them through a management agreement or any other contract or through step in rights without first obtaining the approval of, and receiving a license from, the Macao gaming authorities. The transfer or creation of encumbrances over ownership of shares representing the share capital of VML or other rights relating to such shares, and any act involving the granting of voting rights or other stockholders' rights to persons other than the original owners, would require the approval of the Macao government and the subsequent report of such acts and transactions to the Macao gaming authorities.
Our subconcession agreement requires, among other things: (i) approval of the Macao government for transfers of shares in VML, or of any rights over or inherent to such shares, including the grant of voting rights or other stockholder's rights to persons other than the original owners, as well as for the creation of any charge, lien or encumbrance on such shares; (ii) approval of the Macao government for transfers of shares, or of any rights over such shares, in any of our direct or indirect stockholders, provided that such shares or rights are directly or indirectly equivalent to an amount that is equal to or higher than 5% of VML's share capital; and (iii) that the Macao government be given notice of the creation of any encumbrance or the grant of voting rights or other stockholder's rights to persons other than the original owners on shares in any of the direct or indirect stockholders in VML, provided that such shares or rights are equivalent to an amount that is equal to or higher than 5% of VML's share capital. The requirements in provisions (ii) and (iii) above will not apply, however, to securities listed as tradable on a stock exchange.
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

Any person who fails or refuses to apply for a finding of suitability after being ordered to do so by the Macao gaming authorities may be found unsuitable. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the common stock of a company incorporated in Macao and registered with the Macao Companies and Moveable Assets Registrar (a "Macao registered corporation") beyond the period of time prescribed by the Macao gaming authorities may lose their rights to the shares. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:

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
In addition, the Macao gaming authorities require prior approval for the creation of liens and encumbrances over VML's assets and restrictions on stock in connection with any financing.
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
The subconcession agreement requires the Macao gaming authorities' prior approval of any recapitalization plan proposed by VML's Board of Directors. The Chief Executive of Macao could also require VML to increase its share capital if he deemed it necessary.
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

In addition, we must comply with various covenants and other provisions under the subconcession, including obligations to:

•	ensure the proper operation and conduct of casino games;

•	employ people with appropriate qualifications;

•	operate and conduct casino games of chance in a fair and honest manner without the influence of criminal activities;

•	safeguard and ensure Macao's interests in tax revenue from the operation of casinos and other gaming areas; and

•	maintain a specified level of insurance.
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
The Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Cotai Central and The Parisian Macao are being operated under our subconcession agreement. This subconcession excludes the following gaming activities: mutual bets, lotteries, raffles, interactive gaming and games of chance or other gaming, betting or gambling activities on ships or planes. Our subconcession is exclusively governed by Macao law. We are subject to the exclusive jurisdiction of the courts of Macao in case of any dispute or conflict relating to our subconcession.
Our subconcession agreement expires on June 26, 2022. Unless our subconcession is extended, on that date, the casinos and gaming-related equipment will automatically be transferred to the Macao government without compensation to us and we will cease to generate any revenues from these operations. Beginning on December 26, 2017, the Macao government may redeem our subconcession by giving us at least one-year prior notice and by paying us fair compensation or indemnity. See "Item 1A — Risk Factors — Risks Associated with Our International Operations — We will stop generating any gaming revenues from our Macao operations if we cannot secure an extension of our subconcession in 2022 or if the Macao government exercises its redemption right."

Under our subconcession, we are obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2017). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,266, $18,633 and $124, respectively, at exchange rates in effect on December 31, 2017), subject to a minimum of 45 million patacas (approximately $6 million at exchange rates in effect on December 31, 2017). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. This percentage may be subject to change in the future.
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

In October 2013, we received a 5-year exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance for the five-year period ending December 31, 2018. In December 2017, we requested an additional income tax exemption for either an additional 5-year period or through June 26, 2022, the date our subconcession agreement expires. In May 2014, we entered into an agreement with the Macao government effective through the end of 2018 that provides for an annual payment of 42 million patacas (approximately $5 million at exchange rates in effect on December 31, 2017) as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions. We intend to request an additional agreement with the Macao government to correspond to the income tax exemption for gaming operations. There is no assurance that we will receive extensions on these tax arrangements. See "Item 1A — Risk Factors — Risks Associated with our International Operations — We are currently not required to pay corporate income taxes on our casino gaming operations in Macao. Additionally, we currently have an agreement with the Macao government that provides for a fixed annual payment that is a substitution for a 12% tax otherwise due from VML's shareholders on dividends distributed from our Macao gaming operations. These tax arrangements expire at the end of 2018."
Development Agreement with Singapore Tourism Board
On August 23, 2006, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. ("MBS"), entered into a development agreement, as amended by a supplementary agreement on December 11, 2009 (the "Development Agreement"), with the STB to design, develop, construct and operate the Marina Bay Sands. The Development Agreement includes a concession for MBS to own and operate a casino within the integrated resort. In addition to the casino, the integrated resort includes, among other amenities, a hotel, a retail complex, a convention center and meeting room complex, theaters, restaurants and an art/science museum. MBS is one of two companies that have been awarded a concession to operate a casino in Singapore. Under the Request for Proposal, the Exclusivity Period provides that only two licensees will be granted the right to operate a casino in Singapore during an initial ten-year period, which expired on February 28, 2017. In connection with entering into the Development Agreement, MBS entered into a 60-year lease with the STB for the parcels underlying the project site and entered into an agreement with the Land Transport Authority of Singapore for the provision of necessary infrastructure for rapid transit systems and road works within and/or outside the project site. During the Exclusivity Period, the Company, which is currently the 100% indirect shareholder of MBS, must continue to be the single largest entity with direct or indirect controlling interest of at least 20% in MBS, unless otherwise approved by the CRA.
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
The Development Agreement contains, among other things, restrictions limiting the use of the leased land to the development and operation of the project, requirements that MBS obtain prior approval from the STB in order to subdivide the hotel and retail components of the project, and prohibitions on any such subdivision during the Exclusivity Period. The Development Agreement also contains provisions relating to the construction of the project and associated deadlines for substantial completion and opening; the location of the casino within the project site and casino licensing issues; insurance requirements; and limitations on MBS' ability to assign the lease or sub-lease any portion of the land during the Exclusivity Period. In addition, the Development Agreement contains events of default, including, among other things, the failure of MBS to perform its obligations under the Development Agreement and events of bankruptcy or dissolution.
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
Employees whose job duties relate to the operations of the casino are required to be licensed by the relevant authorities in Singapore. MBS also must comply with comprehensive internal control standards or regulations concerning advertising; branch office operations; the location, floor plans and layout of the casino; casino operations including casino-related financial transactions and patron disputes, issuance of credit and collection of debt, relationships with and permitted payments to junket operators; security and surveillance; casino access by Singaporeans and non-Singaporeans; compliance functions and the prevention of money laundering; periodic standard and other reports to the CRA; and those relating to social controls including the exclusion of certain persons from the casino.
There is a goods and services tax of 7% imposed on gross gaming revenue and a casino tax of 15% imposed on the gross gaming revenue from the casino after reduction for the amount of goods and services tax, except in the case of gaming by premium players, in which case a casino tax of 5% is imposed on the gross gaming revenue generated from such players after reduction for the amount of the goods and services tax. The casino tax rates will not be changed for a period of 15 years from March 1, 2007. The casino tax is deductible against the Singapore corporate taxable income of MBS. The provision for bad debts arising from the extension of credit granted to gaming patrons is not deductible against gross gaming revenue when calculating the casino tax, but is deductible for the purposes of calculating corporate income tax and the goods and services tax (subject to the prevailing law). MBS is permitted to extend casino credit to persons who are not Singapore citizens or permanent residents, but is not permitted to extend casino credit to Singapore citizens or permanent residents except to premium players.
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
On January 31, 2013, certain amendments to the Casino Control Act (the "Singapore Act") became effective. Among the changes introduced by these amendments is a revision of the maximum financial penalty that may be imposed on a casino operator by way of disciplinary action on a number of grounds, including contravention of a provision of the Singapore Act or a condition of the casino license. Under the amended provisions, a casino operator may be subject to a financial penalty, for each ground of disciplinary action, of a sum not exceeding 10% of the annual gross gaming revenue (as defined in the Singapore Act) of the casino operator for the financial year immediately preceding the date the financial penalty is imposed.
The amendments to the Singapore Act also included an introduction of an additional factor to be considered by the CRA in determining future applications and/or renewals for a casino license. Applicants are required to be a suitable person to develop, maintain and promote the integrated resort as a compelling tourist destination that meets prevailing market demand and industry standards and contributes to the tourism industry in Singapore. The Singapore government has established an evaluation panel that will assess applicants and report to the CRA on this aspect of the casino licensing requirements. We believe MBS' iconic tourist destination in Singapore and the Far East is well-established at this time.
State of Nevada
The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and various local regulations. Our gaming operations are also subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada Gaming Control Board (the "Nevada Board") and the Clark County Liquor and Gaming Licensing Board (the "CCLGLB" and together with the Nevada Commission and the Nevada Board, the "Nevada Gaming Authorities").
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
Las Vegas Sands, LLC ("LVSLLC") is licensed by the Nevada Gaming Authorities to operate both The Venetian Las Vegas and The Palazzo as a single resort hotel as set forth in the Nevada Act. The gaming license requires the periodic payment of fees and taxes and is not transferable. LVSLLC is also registered as an intermediary company of Venetian Casino Resort, LLC ("VCR"). VCR is licensed as a manufacturer and distributor of gaming devices and as a key employee of LVSLLC. LVSLLC and VCR are collectively referred to as the "licensed subsidiaries." LVSC is registered with the Nevada Commission as a publicly traded corporation (the "registered corporation"). As such, we must periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information that the Nevada Gaming Authorities may require. No person may become a stockholder of, or receive any percentage of the profits from, the licensed subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee. We, and the licensed subsidiaries, possess all state and local government registrations, approvals, permits and licenses required in order for us to engage in gaming activities at The Venetian Las Vegas and The Palazzo.
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
We, and the licensed subsidiaries, are required to submit periodic detailed financial and operating reports to the Nevada Commission. Substantially all of our and our licensed subsidiaries' material loans, leases, sales of securities and similar financing transactions must be reported to or approved by the Nevada Commission.
If it were determined that we or a licensed subsidiary violated the Nevada Act, the registration and gaming licenses we then hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the casinos, and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the casinos) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming registration or license or the appointment of a supervisor could (and revocation of any gaming license would) have a material adverse effect on our gaming operations.
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
The Nevada Act requires any person who acquires more than 5% of our voting securities to report the acquisition to the Chairman of the Nevada Board. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor" as defined in the Nevada Act, which acquires more than 10%, but not more than 25%, of our voting securities (subject to certain additional holdings as a result of certain debt restructurings), may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities only for investment purposes. Additionally, an institutional investor that has been granted such a waiver may acquire more than 25% but not more than 29% of our voting securities if such additional ownership results from a stock re-purchase program and such institutional investor does not purchase or otherwise acquire any additional voting securities that would result in an increase in its ownership percentage.

An institutional investor will be deemed to hold voting securities only for investment purposes if it acquires and holds the voting securities in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our Board of Directors, any change in our corporate charter, by-laws, management, policies or our operations or any of our gaming affiliates, or any other action that the Nevada Commission finds to be inconsistent with holding our voting securities only for investment purposes. Activities that are deemed consistent with holding voting securities only for investment purposes include:

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
We cannot make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On November 19, 2015, the Nevada Commission granted us prior approval to make public offerings for a period of three years, subject to certain conditions (the "shelf approval"). The shelf approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The shelf approval does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board as to the investment merits of any securities offered under the shelf approval. Any representation to the contrary is unlawful.
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
The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

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
Any person who is licensed, required to be licensed, registered, required to be registered, or under common control with such persons (collectively, "licensees"), and who proposes to become involved in a gaming operation outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of any investigation by the Nevada Board into their participation in such foreign gaming operation. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of any foreign jurisdiction pertaining to such foreign gaming operation, fail to conduct such foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in such foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability or who has been found guilty of cheating at gambling.
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
Commonwealth of Pennsylvania
Sands Bethworks Gaming is subject to the rules and regulations promulgated by the Pennsylvania Gaming Control Board ("PaGCB") and the Pennsylvania Department of Revenue, the on-site direction of the Pennsylvania State Police and the requirements of other agencies.
On December 20, 2006, we were awarded one of two Category 2 "at large" gaming licenses available in Pennsylvania, which authorizes a licensee to open with up to 3,000 slot machines and to increase to up to 5,000 slot machines upon approval of the PaGCB, which may not take effect earlier than six months after opening.
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
We must notify the PaGCB if we become aware of any proposed or contemplated change of control including more than 5% of the ownership interests of Sands Bethworks Gaming or of more than 5% of the ownership interests of any entity that owns, directly or indirectly, at least 20% of Sands Bethworks Gaming, including LVSC. The acquisition by a person or a group of persons acting in concert of more than 20% of the ownership interests of Sands Bethworks Gaming or of any entity that owns, directly or indirectly, at least 20% of Sands Bethworks Gaming, with the exception of the ownership interest of a person at the time of the original licensure when the license fee was paid, would be defined as a change of control under applicable Pennsylvania gaming law and regulations. Upon a change of control, the acquirer of the ownership interests would be required to qualify for licensure and to pay a new license fee of $50 million or a lesser "change of control" fee as determined by the PaGCB. In December 2007, the PaGCB adopted a $3 million fee to be assessed on an acquirer in connection with a change in control unless special circumstances dictate otherwise. The PaGCB retains the discretion to eliminate the need for qualification and may reduce the license fee upon a change of control. The PaGCB may provide up to 120 days for any person who is required to apply for a license and who is found not qualified to completely divest the person's ownership interest.
Any person who acquires beneficial ownership of 5% or more of our voting securities will be required to apply to the PaGCB for licensure, obtain licensure and remain licensed. Licensure requires, among other things, that the applicant establish by clear and convincing evidence the applicant's good character, honesty and integrity. Additionally, any trust that holds 5% or more of our voting securities is required to be licensed by the PaGCB and each individual who is a grantor, trustee or beneficiary of the trust is also required to be licensed by the PaGCB. Under certain circumstances and under the regulations of the PaGCB, an "institutional investor" as defined under the regulations of the PaGCB, which acquires beneficial ownership of 5% or more, but less than 10%, of our voting securities, may not be required to be licensed by the PaGCB provided the institutional investor files an Institutional Notice of Ownership Form with the PaGCB Bureau of Licensing and has filed, and remains eligible to file, a statement of beneficial ownership on Schedule 13G with the SEC as a result of this ownership interest. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the PaGCB to file an application for licensure.
In the event a security holder is required to be found qualified and is not found qualified, the security holder may be required by the PaGCB to divest of the interest at a price not exceeding the cost of the interest.
Employees
We directly employ approximately 50,500 employees worldwide and hire additional temporary employees on an as-needed basis. Our employees are not covered by collective bargaining agreements, except as discussed below with respect to certain Sands Expo Center and Sands Bethlehem employees. We believe that we have good relations with our employees.
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
Certain culinary personnel are hired from time to time for trade shows and conventions at Sands Expo Center and are covered under a collective bargaining agreement between Culinary Workers Union, Local 226 and Sands Expo Center. This collective bargaining agreement expired in December 2000, but automatically renews on an annual basis. As a result, Sands Expo Center is operating under the terms of the expired bargaining agreement with respect to these employees.
Security officers at Sands Bethlehem voted to be represented by a labor union, the International Union, Security, Police, and Fire Professionals of America. On March 1, 2017, a collective bargaining agreement was implemented, which includes a no-strike provision and expires on March 1, 2020.
Intellectual Property
Our intellectual property ("IP") portfolio currently consists of trademarks, copyrights, patents, domain names, trade secrets and other confidential and proprietary information. We believe that the name recognition, brand identification and image that we have developed through our intellectual properties attract customers to our facilities, drive customer loyalty and contribute to our success. We register and protect our intellectual property in the jurisdictions in which we operate or significantly advertise, as well as in countries in which we may operate in the future or wish to ensure protection of our rights.
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
The Shoppes at The Palazzo
We contracted to sell The Shoppes at The Palazzo to GGP pursuant to a purchase and sale agreement dated as of April 12, 2004, as amended (the "Amended Agreement"). Under the Amended Agreement, we also leased to GGP certain restaurant and retail space on the casino level of The Palazzo for 89 years with annual rent of one dollar and GGP assumed our interest as landlord under the various space leases associated with these spaces. On June 24, 2011, we reached a settlement with GGP regarding the final purchase price. Under the terms of the settlement, we retained the $295 million of proceeds previously received and participate in certain potential future revenues earned by GGP.
Cooperation Agreement
Our business plan calls for each of The Venetian Las Vegas, The Palazzo, Sands Expo Center and the Grand Canal Shoppes, though separately owned, to be integrally related components of one facility (the "LV Integrated Resort"). In establishing the terms for the integrated operation of these components, the Fourth Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of February 29, 2008, by and among Interface Group-Nevada, Inc., Grand Canal Shops II, LLC, Phase II Mall Subsidiary, LLC, VCR, and Palazzo Condo Tower, LLC (the "Cooperation Agreement") sets forth agreements regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing, and the sharing of some facilities and related costs. Subject to applicable law, the Cooperation Agreement binds all current and future owners of all portions of the LV Integrated Resort and has priority over the liens securing LVSLLC's senior secured credit facility and in some or all respects any liens that may secure any indebtedness of the owners of any portion of the LV Integrated Resort. Accordingly, subject to applicable law, the obligations in the Cooperation Agreement will "run with the land" if any of the components change hands.
Operating Covenants. The Cooperation Agreement regulates certain aspects of the operation of the LV Integrated Resort. For example, under the Cooperation Agreement, we are obligated to operate The Venetian Las Vegas continuously and to use it exclusively in accordance with standards of first-class Las Vegas Boulevard-style hotels and casinos. We are also obligated to operate and use the Sands Expo Center exclusively in accordance with standards of first-class convention, trade show and exposition centers. The owners of the Grand Canal Shoppes are obligated to operate their property exclusively in accordance with standards of first-class restaurant and retail complexes. For so long as The Venetian Las Vegas is operated in accordance with a "Venetian" theme, the owner of the Grand Canal Shoppes must operate the section formerly referred to as The Grand Canal Shoppes in accordance with the overall Venetian theme.
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
Parking. The Cooperation Agreement also addresses issues relating to the use of the LV Integrated Resort's parking facilities and easements for access. The Venetian Las Vegas, The Palazzo, Sands Expo Center and the Grand Canal Shoppes may use the parking spaces in the LV Integrated Resort's parking facilities on a "first come, first served" basis. The LV Integrated Resort's parking facilities are owned, maintained and operated by us, with the operating costs proportionately allocated among and/or billed to the owners of the components of the LV Integrated Resort. Each party to the Cooperation Agreement has granted to the others non-exclusive easements and rights to use the roadways and walkways on each other's properties for vehicular and pedestrian access to the parking garages.

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
ITEM 1A. — RISK FACTORS
You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K in connection with evaluating the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition, results of operations and cash flows. Certain statements in "Risk Factors" are forward-looking statements. See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements."
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
A similar dynamic exists in all jurisdictions where we operate and a regulatory action against one of our operating entities in any gaming jurisdiction could impact our operations in other gaming jurisdictions where we do business. For a more complete description of the gaming regulatory requirements that have an effect on our business, see "Item 1 — Business — Regulation and Licensing."
We are subject to regulations imposed by the Foreign Corrupt Practices Act (the "FCPA"), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. We entered into a comprehensive civil administrative settlement with the SEC on April 7, 2016, and a non-prosecution agreement with the Department of Justice (the "DOJ") on January 19, 2017, which resolve all inquiries related to these government investigations and include ongoing reporting obligations to the SEC through June 2018 and to the DOJ through January 2020. Any violation of the FCPA could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Recently, U.S. governmental authorities have evidenced an increased focus on the gaming industry and compliance with anti-money laundering laws and regulations. For instance, we are subject to regulation under the Currency and Foreign Transactions Reporting Act of 1970, commonly known as the "Bank Secrecy Act" ("BSA"), which, among other things, requires us to report to the Financial Crimes Enforcement Network ("FinCEN") certain currency transactions in excess of applicable thresholds and certain suspicious activities where we know, suspect or have reason to suspect such transactions involve funds from illegal activity or are intended to violate federal law or regulations or are designed to evade reporting requirements or have no business or lawful purpose. In addition, under the BSA, we are subject to various other rules and regulations involving reporting, recordkeeping and retention. Our compliance with the BSA is subject to periodic audits by the U.S. Treasury Department, and we may be subject to substantial civil and criminal penalties, including fines, if we fail to comply with applicable regulations. We are also subject to similar regulations in Singapore and Macao, as well as regulations set forth by the gaming authorities in the areas in which we operate. Any such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any violation of anti-money laundering laws or regulations, or any accusations of money laundering or regulatory investigations into possible money laundering activities, by any of our properties, employees or customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Given that our operations are currently conducted primarily at properties in Macao, Singapore and Las Vegas and that a large portion of our planned development is in Macao, we will be subject to greater degrees of risk than competitors with more operating properties or that operate in more markets. The risks to which we will have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	inaccessibility due to inclement weather, road construction or closure of primary access routes;

•	decline in air passenger traffic due to higher ticket costs or fears concerning air travel;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural or man-made disasters, outbreaks of infectious diseases, terrorist activity or war;

•	changes in the availability of water; and

•	a decline in the number of visitors to Macao, Singapore or Las Vegas.
We depend on the continued services of key managers and employees. If we do not retain our key personnel or attract and retain other highly skilled employees, our business will suffer.
Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including Sheldon G. Adelson and our other executive officers. The loss of Mr. Adelson's services or the services of our other senior managers, or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business.
The interests of our principal stockholder in our business may be different from yours.
Mr. Adelson, his family members and trusts and other entities established for the benefit of Mr. Adelson and/or his family members (collectively our "Principal Stockholder's family") beneficially own approximately 55% of our outstanding common stock as of December 31, 2017. Accordingly, Mr. Adelson exercises significant influence over our business policies and affairs, including the composition of our Board of Directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of Mr. Adelson. The interests of Mr. Adelson may differ from your interests.
We are a parent company and our primary source of cash is and will be distributions from our subsidiaries.
We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries that are derived from the earnings and cash flow generated by our operating properties. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Our subsidiaries' payments to us will be contingent upon their earnings and upon other business considerations. In addition, our subsidiaries' debt instruments and other agreements limit or prohibit certain payments of dividends or other distributions to us. We expect that future debt instruments for the financing of future developments will contain similar restrictions.

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
In addition, our Macao, Singapore and U.S. credit agreements contain various financial covenants. See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt" for further description of these covenants.
As of December 31, 2017, we had $9.34 billion of long-term debt outstanding, net of original issue discount and deferred offering costs (excluding those costs related to our revolving facilities). This indebtedness could have important consequences to us. For example, it could:

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

•
subject us to higher interest expense in the event of increases in interest rates as substantially all of our debt is, and will continue to be, at variable rates of interest. Based on variable-rate debt levels as of December 31, 2017, a hypothetical 100 basis point change in interest rates that we are subject to would cause our annual interest cost to change by approximately $98 million.

Subject to applicable laws, including gaming laws, and certain agreed upon exceptions, our debt is secured by liens on substantially all of our assets, except for our equity interests in our subsidiaries.
Our ability to timely refinance and replace our indebtedness in the future will depend upon general economic and credit market conditions, approval required by local government regulators, adequate liquidity in the global credit markets, the particular circumstances of the gaming industry and prevalent regulations and our cash flow and operations, in each case as evaluated at the time of such potential refinancing or replacement. For example, we have a principal amount of $1.27 billion, $2.38 billion, $1.46 billion and $2.28 billion in long-term debt maturing during the years ending December 31, 2019, 2020, 2021 and 2022, respectively. If we are unable to refinance or generate sufficient cash flow from operations to repay our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments, or reduce dividend payments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
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
We are a parent company whose primary source of cash is distributions from our subsidiaries (see "— We are a parent company and our primary source of cash is and will be distributions from our subsidiaries."). Fluctuations in the U.S. dollar/SGD exchange rate and/or the U.S. dollar/HKD exchange rate could have a material adverse effect on the amount of dividends and distributions from our Singapore and Macao operations.
On July 21, 2005, the People's Bank of China announced that the renminbi will no longer be pegged to the U.S. dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. We cannot assure you that the Hong Kong dollar will continue to be pegged to the U.S. dollar and the Macao pataca will continue to be pegged to the Hong Kong dollar or that the current peg rate for these currencies will remain at the same level. The floating of the renminbi and possible changes to the pegs of the Macao pataca and/or the Hong Kong dollar may result in severe fluctuations in the exchange rate for these currencies. Any change in such exchange rates could have a material adverse effect on our operations and on our ability to make payments on certain of our debt instruments. We do not currently hedge for foreign currency risk related to the Hong Kong dollar, renminbi or pataca; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations, thereby reducing our exposure to currency fluctuations.
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
During the year ended December 31, 2017, approximately 15.4%, 34.1% and 59.8% of our table games drop at our Macao properties, Marina Bay Sands and our Las Vegas properties, respectively, was from credit-based wagering, while table games play at our Pennsylvania property was primarily conducted on a cash basis. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible.
While gaming debts evidenced by a credit instrument, including what is commonly referred to as a "marker," and judgments on gaming debts are enforceable under the current laws of Nevada, and Nevada judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions around the world, including jurisdictions our gaming customers may come from, may determine, or have determined, that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from courts in the U.S. and elsewhere are not binding on the courts of many foreign nations.
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
It is also possible that our Singapore operations may not be able to collect gaming debts because, among other reasons, courts of certain jurisdictions do not enforce gaming debts. To the extent our Singapore gaming customers' assets are situated in such jurisdictions, our Singapore operations may not be able to take enforcement action against such assets to facilitate collection of gaming receivables.
Even where gaming debts are enforceable, they may not be collectible. Our inability to collect gaming debts could have a significant adverse effect on our cash flows.
Win rates for our gaming operations depend on a variety of factors, some beyond our control, and the winnings of our gaming customers could exceed our casino winnings.
The gaming industry is characterized by an element of chance. In addition to the element of chance, win rates are also affected by other factors, including players' skill and experience, the mix of games played, the financial resources of players, the spread of table limits, the volume of bets played and the amount of time played. Our gaming profits are mainly derived from the difference between our casino winnings and the casino winnings of our gaming customers. Since there is an inherent element of chance in the gaming industry, we do not have full control over our winnings or the winnings of our gaming customers. If the winnings of our gaming customers exceed our winnings, we may record a loss from our gaming operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We endeavor to establish, protect and enforce our IP, including our trademarks, copyrights, patents, domain names, trade secrets and other confidential and proprietary information. There can be no assurance, however, that the steps we take to protect our IP will be sufficient. If a third party successfully challenges our trademarks, we could have difficulty maintaining exclusive rights. If a third party claims that we have infringed, currently infringe, or could in the future infringe upon its IP rights, we may need to cease use of such IP, defend our rights or take other steps. In addition, if third parties violate their obligations to us to maintain the confidentiality of our proprietary information or there is a security breach or lapse, or if third parties misappropriate or infringe upon our IP, our business may be affected. Our inability to adequately obtain, maintain or defend our IP rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

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
In November 2009, our subsidiary, SCL, listed its ordinary shares on The Main Board of The Stock Exchange of Hong Kong Limited (the "SCL Offering"). We currently own 70.1% of the issued and outstanding ordinary shares of SCL. As a result of SCL having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of SCL may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of SCL. Decisions that could have different implications for us and SCL, including contractual arrangements that we have entered into or may in the future enter into with SCL, may give rise to the appearance of a potential conflict of interest.
Changes in tax laws and regulations could impact our financial condition, results of operations and cash flows.
We are subject to taxation and regulation by various government agencies, primarily in Macao, Singapore and the U.S. (federal, state and local levels). From time to time, U.S. federal, state, local and foreign governments make substantive changes to income tax, indirect tax and gaming tax rules and the application of these rules, which could result in higher taxes than would be incurred under existing tax law or interpretation. In particular, government agencies may make changes that could reduce the profits that we can effectively realize from our non-U.S. operations. Like most U.S. companies, our effective income tax rate reflects the fact that income earned and reinvested outside the U.S. is taxed at local rates, which are often lower than U.S. tax rates.
In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Act") also referred to as "U.S. tax reform." The Act made significant changes to U.S. income tax laws including lowering the U.S. corporate tax rate to 21% effective beginning in 2018 and transitioning from a worldwide tax system to a territorial tax system resulting in dividends from our foreign subsidiaries not being subject to U.S. income tax and creating a one-time tax on previously unremitted earnings of foreign subsidiaries. These changes are complex and will require the Internal Revenue Service to issue interpretations and implementing regulations that may significantly impact how we will apply the Act and impact our results of operations in the period issued.
If changes in tax laws and regulations were to significantly increase the tax rates on gaming revenues or non-U.S. income, or if there are significant interpretations and implementing regulations issued related to the Act, these changes could increase our tax expense and liability, and therefore, could have a material adverse effect on our effective income tax rate, financial condition, results of operations and cash flows.
Natural or man-made disasters, an outbreak of highly infectious disease, terrorist activity or war could adversely affect the number of visitors to our facilities and disrupt our operations, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.
So called "Acts of God," such as typhoons, particularly in Macao, and other natural disasters, man-made disasters, outbreaks of highly infectious diseases, terrorist activity or war may result in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect the number of visitors to our properties. Any of these events also may disrupt our ability to staff our business adequately, could generally disrupt our operations and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we have insurance coverage with respect to some of these events, we cannot assure you that any such coverage will be sufficient to indemnify us fully against all direct and indirect costs, including any loss of business that could result from substantial damage to, or partial or complete destruction of, any of our properties.
Our failure to maintain the integrity of our customer or company data, including as a result of breaches of our cybersecurity systems and measures, could degrade our ability to conduct our business operations, delay our ability to recognize revenue, compromise the integrity of our business and services, result in significant data losses and the theft of our IP, damage our reputation, expose us to liability to third parties, regulatory fines and penalties, and require us to incur significant costs to maintain the security of our network and data.
We face global cybersecurity threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. Cyber-attacks and security breaches may include, but are not limited to, attempts to access information, including customer and company information, computer malware such as viruses, denial of service, ransomware attacks that encrypt, exfiltrate, or otherwise render data unusable or unavailable in an effort to extort money or other consideration as a condition to purportedly returning the data to a usable form, operator errors or misuse, or inadvertent releases of data, and other forms of electronic security breaches.
Our business requires the collection and retention of large volumes of customer data, including credit card numbers and other personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data are important to us. Our collection of such customer and company data is subject to extensive regulation by private groups such as the payment card industry as well as domestic and foreign governmental authorities, including gaming authorities. If a sophisticated cyber event occurs, our systems may be unable to satisfy applicable regulations or employee and customer expectations.
In addition, we have experienced a sophisticated criminal cybersecurity attack in the past, including a breach of our information technology systems in which customer and company information was compromised and certain company data may have been destroyed, and we may experience additional cybersecurity attacks in the future, potentially with more frequency or sophistication. Our information systems and records, including those we maintain with our third-party service providers, as well as the systems of other third parties that share data with us under contractual agreements, may be subject to cyber-attacks and security breaches, system failures, computer malware, including viruses, denial of service, ransomware attacks that encrypt, exfiltrate, or otherwise render data unusable or unavailable in an effort to extort money or other consideration as a condition to purportedly returning the data to a usable form, operator errors or misuse, or inadvertent releases of data. Our third-party information system service providers and other third parties that share data with us pursuant to contractual agreements face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties' information security operations.
A significant theft, loss or fraudulent use of customer or company data maintained by us or by a third-party service provider or other third party that shares data with us pursuant to contractual agreement could have an adverse effect on our reputation, cause a material disruption to our operations and management team and result in remediation expenses (including liability for stolen assets or information, repairing system damage and offering incentives to customers or business partners to maintain their relationships after an attack) and regulatory fines, penalties and corrective actions, or lawsuits by regulators, third-party service providers, third parties that share data with us pursuant to contractual agreement and/or consumers whose data is or may be impacted. Such theft, loss or fraudulent use could also result in litigation by shareholders alleging that our protections against cyber-attacks were insufficient, that our response to an attack was faulty or that insufficient care was taken in ensuring that we were able to comply with cybersecurity, privacy or data protection regulations, protect data, identify risks and attacks, or respond to and recover from a cyber-attack, or by customers and other parties whose information was subject to such attacks. In addition, we may incur increased cybersecurity protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. There can be no assurance that the insurance the company has in place relating to cybersecurity risks will be sufficient in the event of a major cybersecurity event. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There are significant risks associated with any future construction projects, which could have a material adverse effect on our financial condition, results of operations and cash flows from these planned facilities.
Any future construction projects will entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors' control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. Construction contractors or counterparties for our current projects may be required to bear certain cost overruns for which they are contractually liable, and if such counterparties are unable to meet their obligations, we may incur increased costs for such developments. See also "— Risks Associated with Our International Operations — VML may have financial and other obligations to foreign workers managed by its contractors under government labor quotas." In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to manage successfully our worldwide construction projects, it could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Risks Associated with Our International Operations
We will stop generating any gaming revenues from our Macao operations if we cannot secure an extension of our subconcession in 2022 or if the Macao government exercises its redemption right.
Our subconcession agreement expires on June 26, 2022. Unless our subconcession is extended, all of VML's casino premises and gaming-related equipment will be transferred automatically to the Macao government on that date without compensation to us and we will cease to generate gaming revenues from these operations. Beginning on December 26, 2017, the Macao government may redeem the subconcession agreement by providing us at least one-year prior notice. In the event the Macao government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of this compensation or indemnity will be determined based on the amount of gaming and non-gaming revenue generated by The Venetian Macao during the tax year prior to the redemption multiplied by the number of remaining years before expiration of the subconcession. We cannot assure you that we will be able to renew or extend our subconcession agreement on terms favorable to us or at all. We also cannot assure you that if our subconcession is redeemed, the compensation paid will be adequate to compensate us for the loss of future revenues.
Our Macao subconcession can be terminated under certain circumstances without compensation to us, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
The Macao government has the right, after consultation with Galaxy, to unilaterally terminate our subconcession in the event of VML's serious non-compliance with its basic obligations under the subconcession and applicable Macao laws. Upon termination of our subconcession, our casinos and gaming-related equipment would automatically be transferred to the Macao government without compensation to us and we would cease to generate any revenues from these operations. The loss of our subconcession would prohibit us from conducting gaming operations in Macao, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
For a more complete description of the Macao gaming regulatory requirements, see "Item 1 — Business — Regulation and Licensing — Macao Concession and Our Subconcession."
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
For a more complete description of the Singapore gaming regulatory requirements, see "Item 1 — Business — Regulation and Licensing — Development Agreement with Singapore Tourism Board."
The number of visitors to Macao, particularly visitors from mainland China, may decline or travel to Macao may be disrupted.
Our VIP and mass market gaming customers typically come from nearby destinations in Asia, including mainland China, Hong Kong, South Korea and Japan. Increasingly, a significant number of gaming customers come to our casinos from mainland China. Any slowdown in economic growth or changes of China's current restrictions on travel and currency movements could further disrupt the number of visitors from mainland China to our casinos in Macao as well as the amounts they are willing and able to spend while at our properties.
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
The hotel, resort and casino businesses are highly competitive. Our Macao operations currently compete with numerous other casinos located in Macao. Our competitors have announced additional Macao facilities with planned opening dates in 2018. Increasing capacity of hotel rooms in Macao could add to the competitive dynamic of the market.
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
We hold a subconcession under one of only six gaming concessions and subconcessions authorized by the Macao government to operate casinos in Macao. No additional concessions or subconcessions have been granted since 2002; however, if the Macao government were to allow additional gaming operators in Macao through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We hold one of two licenses granted by the Singapore government to operate a casino in Singapore. As of March 1, 2017, there are no statutory restrictions preventing the Singapore government from granting additional casino licenses to any party. If the Singapore government were to license additional casinos, we would face additional competition, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We may have to recruit managers and employees from other countries to adequately staff and manage our properties and certain Macao government policies affect our ability to hire non-resident managers and employees in certain job classifications. Despite our coordination with the Macao labor and immigration authorities to assure that our management and labor needs are satisfied, we may not be able to recruit and retain a sufficient number of qualified managers or employees for our operations or the Macao labor and immigration authorities may not grant us the necessary visas or work permits.
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
Our operations in Macao include The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao and Sands Macao. We also own and operate the Marina Bay Sands in Singapore. Accordingly, our business development plans, financial condition, results of operations and cash flows may be materially and adversely affected by significant political, social and economic developments in Macao and Singapore, and by changes in policies of the governments or changes in laws and regulations or their interpretations. Our operations in Macao and Singapore are also exposed to the risk of changes in laws and policies that govern operations of companies based in those countries. Jurisdictional tax laws and regulations may also be subject to amendment or different interpretation and implementation, thereby having an adverse effect on our profitability after tax. These changes may have a material adverse effect on our financial condition, results of operations and cash flows.
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
On October 6, 2014, the Macao government approved smoking control legislation, which prohibits smoking in casinos. The legislation, in force through December 31, 2017, permitted casinos to maintain designated smoking areas of up to 50% of the areas opened to the public, as long as such areas complied with certain conditions, namely to be located within restricted access areas. Pursuant to an amendment to the legislation, in force as of January 1, 2018, the said ratio no longer applies and a new ratio is required to be determined by the Dispatch of the Secretary for Social

Affairs and Culture; however, the ratio has not yet been issued and may be issued at any time. Such legislation may deter potential gaming customers who are smokers from frequenting casinos in jurisdictions with smoking bans such as Macao. Such laws and regulations could change or could be interpreted differently in the future. We cannot predict the future likelihood or outcome of similar legislation or referendums in other jurisdictions where we operate or the magnitude of any decrease in revenues as a result of such regulations, though any smoking ban could have an adverse effect on our business, financial condition, results of operations and cash flows.
We are currently not required to pay corporate income taxes on our casino gaming operations in Macao. Additionally, we currently have an agreement with the Macao government that provides for a fixed annual payment that is a substitution for a 12% tax otherwise due from VML's shareholders on dividends distributed from our Macao gaming operations. These tax arrangements expire at the end of 2018.
We have had the benefit of a corporate tax exemption in Macao, which exempts us from paying the 12% corporate income tax on profits generated by the operation of casino games. This exemption does not apply to our non-gaming activities. We will continue to benefit from this tax exemption through the end of 2018. In December 2017, VML requested an additional income tax exemption for either an additional 5-year period or through June 26, 2022, the date our subconcession agreement expires. Additionally, we entered into an agreement with the Macao government in May 2014, effective through the end of 2018 that provides for an annual payment that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. We intend to request an additional agreement with the Macao government to correspond to the income tax exemption for gaming operations; however, there is no certainty that either of these tax arrangements will be extended beyond their expiration dates. If the arrangements are not extended, a 12% tax would be due on either earnings or distributions from earnings generated after 2018, which could have a material adverse effect on our financial condition, results of operations and cash flows.
We are dependent upon gaming junket operators for a portion of our gaming revenues in Macao.
Junket operators, which promote gaming and draw VIP patrons to casinos, are responsible for a portion of our gaming revenues in Macao. With the increased number of gaming facilities in Macao, the competition for relationships with junket operators has increased. Our gaming revenue associated with junket operators is in decline and may continue to decline in the future. There can be no assurance that we will be able to maintain, or grow, our relationships with junket operators. If we are unable to maintain or grow our relationships with junket operators, or if the junket operators experience financial difficulties or are unable to develop or maintain relationships with our VIP patrons, our ability to grow our gaming revenues will be hampered.
If junket operators attempt to negotiate changes to our operational agreements, including higher commissions, it could result in higher costs for us, loss of business to a competitor or loss of relationships with junket operators. Given regulatory requirements and certain economic and other factors occurring in the region, junket operators may encounter difficulties in attracting patrons to come to Macao, and such junket operators may experience decreased liquidity, limiting their ability to grant credit to their patrons, resulting in decreased gaming volume at our Macao properties. Credit already extended by junket operators to their patrons may become increasingly difficult for them to collect. This inability to attract sufficient patrons, grant credit and collect amounts due in a timely manner could negatively affect junket operators' activities, cause junket operators to wind up or liquidate their operations or result in junket operators leaving Macao. The above factors affecting junket operators could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are currently prohibited from accepting wagers in renminbi, the legal currency of China. There are also restrictions on the remittance of the renminbi from mainland China and the amount of renminbi that can be converted into foreign currencies, including the pataca and Hong Kong dollar. Restrictions on the remittance of the renminbi from mainland China may impede the flow of gaming customers from mainland China to Macao, inhibit the growth of gaming in Macao and negatively impact our gaming operations. There is no assurance that incremental mainland Chinese regulations will not be promulgated in the future that have the effect of restricting or eliminating the remittance of renminbi from mainland China. Further, if any new mainland Chinese regulations are promulgated in the future that have the effect of permitting or restricting (as the case may be) the remittance of renminbi from mainland China, then such remittances will need to be made subject to the specific requirements or restrictions set out in such rules.
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

Also, as we are required to provide any other information that the Nevada Commission may require concerning our gaming activities and associations in jurisdictions outside the State of Nevada, we could be subject to disciplinary action by the Nevada Commission if our current reporting is determined to be unsatisfactory due to Macao, Singapore or other jurisdictions' regulations regarding personal data protection prohibiting us from satisfying certain reporting requirements of the Nevada Commission.
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
Part of our business strategy in Macao and Singapore relies upon our ability to profitably operate, sell and/or grant rights of use over certain of our real estate assets once completed, including retail malls. Our ability to monetize these assets will be subject to market conditions, applicable legislation, the receipt of necessary government approvals and other factors. If we are unable to profitably operate and/or monetize these real estate assets, it may have a material adverse effect on our financial condition, results of operations and cash flows.
VML may have financial and other obligations to foreign workers managed by its contractors under government labor quotas.
The Macao government has granted VML a quota to permit it to hire foreign workers. VML has effectively assigned the management of this quota to its contractors for the previous construction of our Cotai Strip projects. VML, however, remains ultimately liable for all employer obligations relating to these employees, including for payment of wages and taxes and compliance with labor and workers' compensation laws. VML requires each contractor to whom it has assigned the management of part of its labor quota to indemnify VML for any costs or liabilities VML incurs as a result of such contractor's failure to fulfill employer obligations. VML's agreements with its contractors also contain provisions that permit it to retain some payments for up to one year after the contractors' complete work on the projects. We cannot assure you that VML's contractors will fulfill their obligations to employees hired under the labor quotas or to VML under the indemnification agreements, or that the amount of any indemnification payments received will be sufficient to pay for any obligations VML may owe to employees managed by contractors under VML's quotas. Until we make final payments to our contractors, we have offset rights to collect amounts they may owe us, including amounts owed under the indemnities relating to employer obligations. After we have made the final payments, it may be more difficult for us to enforce any unpaid indemnity obligations.
The transportation infrastructure in Macao may not be adequate to accommodate increased future demand of visitors to Macao.
Macao is in the process of expanding its transportation infrastructure to service the increased number of visitors to Macao. If the planned expansions of transportation facilities to and from Macao are delayed or not completed, and Macao's transportation infrastructure is insufficient to meet the demands of an increased volume of visitors to Macao, the desirability of Macao as a business and leisure tourism destination, as well as the results of operations of our Macao properties, could be negatively impacted.
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
In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers. A number of states have permitted or are considering permitting gaming at "racinos" (combined race tracks and casinos), on Native American reservations and through expansion of state lotteries.
Certain states within the U.S. have also legalized, and others in the future may legalize, online gaming. There are a number of established, well capitalized companies producing and operating online gaming offerings that compete with us. Online gaming is a new and evolving industry and is potentially subject to significant future development, including legal and regulatory development.
The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas facilities by attracting customers close to home and away from Las Vegas, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Also, on December 23, 2011, the DOJ released an opinion on the application of the Wire Act to interstate transmission of wire communications, concluding that such communications that did not relate to a "sporting event or contest" fell outside the prohibition of the Wire Act. In concluding as such, the DOJ reversed earlier opinions that the Wire Act was not limited to such communications on sporting events or contests. Those states that permit these distribution channels may also expand the gaming offerings of their lotteries in a manner that could have an adverse effect on our business.
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
Any person who acquires beneficial ownership of more than 10% of our voting securities will be required to apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring the filing. Under certain circumstances, an "institutional investor" as defined under the regulations of the Nevada Commission, which acquires beneficial ownership of more than 10%, but not more than 25%, of our voting securities (subject to certain additional holdings as a result of certain debt restructurings or stock repurchase programs under the Nevada Act), may apply to the Nevada Commission for a waiver of such finding of suitability requirement if the institutional investor holds our voting securities only for investment purposes. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the Nevada Commission to file an application for a finding of suitability as such. In either case, a finding of suitability is comparable to licensing and the applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting the investigation.
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
For a more complete description of the Nevada gaming regulatory requirements applicable to beneficial owners of our voting securities, see "Item 1 — Business — Regulation and Licensing — State of Nevada."

Certain beneficial owners of our voting securities may be required to file a license application with, and be investigated by, the Pennsylvania Gaming Control Board, the Pennsylvania State Police and other agencies.
Any person who acquires beneficial ownership of 5% or more of our voting securities will be required to apply to the PaGCB for licensure, obtain licensure and remain licensed. Licensure requires, among other things, that the applicant establish by clear and convincing evidence the applicant's good character, honesty and integrity. Additionally, any trust that holds 5% or more of our voting securities is required to be licensed by the PaGCB and each individual who is a grantor, trustee or beneficiary of the trust is also required to be licensed by the PaGCB. Under certain circumstances and under the regulations of the PaGCB, an "institutional investor" as defined under the regulations of the PaGCB, which acquires beneficial ownership of 5% or more, but less than 10%, of our voting securities, may not be required to be licensed by the PaGCB provided the PaGCB grants a waiver of the licensure requirement. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the PaGCB to file an application for licensure.
Furthermore, a person or a group of persons acting in concert who acquire(s) more than 20% of our securities, with the exception of the ownership interest of a person at the time of original licensure when the license fee was paid, would trigger a "change in control" (as defined under applicable law). Such a change in control could require us to re-apply for licensure by the PaGCB and incur a $50 million license fee.
In the event a security holder is required to be found qualified and is not found qualified, or fails to apply for qualification, such security holder may be required by the PaGCB to divest of the interest at a price not exceeding the cost of the interest.
For a more complete description of the Pennsylvania gaming regulatory requirements applicable to beneficial owners of our voting securities, see "Item 1 — Business — Regulation and Licensing — Commonwealth of Pennsylvania."
Labor actions and other labor problems could negatively impact our operations.
From time to time, we have experienced attempts by labor organizations to organize certain of our non-union employees. We cannot provide any assurance that we will not experience additional and successful union activity in the future. The impact of any union activity is undetermined and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

ITEM 1B. — UNRESOLVED STAFF COMMENTS
None.
ITEM 2. — PROPERTIES
We have received concessions from the Macao government to build on a six-acre land site for the Sands Macao and the sites on which The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Cotai Central and The Parisian Macao are located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. As specified in the land concessions, we are required to pay premiums, which are either payable in a single lump sum upon acceptance of our land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concession, which may be revised every five years by the Macao government. In October 2008, the Macao government amended our land concession to separate the retail and hotel portions of The Plaza Macao and Four Seasons Hotel Macao parcel and allowed us to subdivide the parcel into four separate components, consisting of retail; hotel/casino; an apart-hotel tower; and parking areas. In consideration for the amendment, we paid an additional land premium of approximately $18 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use. See "Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5 — Leasehold Interests in Land, Net" for more information on our payment obligation under these land concessions.
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
We own an approximately 63-acre parcel of land on which our Las Vegas Operating Properties are located and an approximately 19-acre parcel of land located to the east of the 63-acre parcel. We own these parcels of land in fee simple, subject to certain easements, encroachments and other non-monetary encumbrances. LVSLLC's credit facility, subject to certain exceptions, is collateralized by a first priority security interest (subject to permitted liens) in substantially all of LVSLLC's property.
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
In March 2004, we entered into a long-term lease with a third party for the airspace over which a portion of The Shoppes at The Palazzo was constructed (the "Leased Airspace"). In January 2008, we acquired fee title from the same third party to the airspace above the Leased Airspace (the "Acquired Airspace") in order to build a high-rise residential condominium tower (the "Las Vegas Condo Tower") that was being constructed on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. In February 2008, in connection with the sale of The Shoppes at The Palazzo, GGP acquired control of the Leased Airspace. We continue to retain fee title to the Acquired Airspace in order to resume building when demand and market conditions improve.
ITEM 3. — LEGAL PROCEEDINGS
For a discussion of legal proceedings, see "Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 — Commitments and Contingencies — Litigation."
ITEM 4. — MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock trades on the NYSE under the symbol "LVS." The following table sets forth the high and low sales prices for the common stock on the NYSE for the fiscal quarter indicated:

	High	Low
2016
First Quarter	$54.80	$34.88
Second Quarter	$53.31	$41.45
Third Quarter	$58.65	$42.29
Fourth Quarter	$63.38	$53.07
2017
First Quarter	$57.92	$51.35
Second Quarter	$66.22	$55.18
Third Quarter	$64.91	$59.16
Fourth Quarter	$72.20	$60.85
2018
First Quarter (through February 21, 2018)	$79.84	$67.50
As of February 21, 2018, there were 788,881,737 shares of our common stock outstanding that were held by 331 stockholders of record.
Preferred Stock
We are authorized to issue up to 50,000,000 shares of preferred stock. Our Board of Directors is authorized, subject to limitations prescribed by Nevada law and our articles of incorporation, to determine the terms and conditions of the preferred stock, including whether the shares of preferred stock will be issued in one or more series, the number of shares to be included in each series and the powers, designations, preferences and rights of the shares. Our Board of Directors also is authorized to designate any qualifications, limitations or restrictions on the shares without any further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company and may adversely affect the voting and other rights of the holders of our common stock, which could have an adverse impact on the market price of our common stock.
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
Our subsidiaries' long-term debt arrangements place restrictions on their ability to pay cash dividends to the Company. This may restrict our ability to pay cash dividends other than from cash on hand. See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Restrictions on Distributions" and "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt."
Common Stock Dividends
On March 31, June 30, September 29 and December 29, 2017, we paid a dividend of $0.73 per common share as part of a regular cash dividend program. During the year ended December 31, 2017, we recorded $2.31 billion as a distribution against retained earnings (of which $1.26 billion related to our Principal Stockholder and his family and the remaining $1.05 billion related to all other stockholders).
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
In January 2018, our Board of Directors declared a quarterly dividend of $0.75 per common share (a total estimated to be approximately $592 million) to be paid on March 30, 2018, to shareholders of record on March 22, 2018. We expect this level of dividend to continue quarterly through the remainder of 2018. Our Board of Directors will continually assess the level and appropriateness of any cash dividends.
Recent Sales of Unregistered Securities
There have not been any sales by the Company of equity securities in the last three fiscal years that have not been registered under the Securities Act of 1933.
Purchases of Equity Securities by the Issuer
The following table provides information about share repurchases we made of our common stock during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
October 1, 2017 — October 31, 2017	—	$—	—	$1,260
November 1, 2017 — November 30, 2017	583,100	$68.58	583,100	$1,220
December 1, 2017 — December 31, 2017	503,800	$69.45	503,800	$1,185
____________________

(1)	Calculated excluding commissions.

(2)
In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of our outstanding common stock, which expires on November 2, 2018. All repurchases under the stock repurchase program are made from time to time at our discretion in accordance with applicable federal securities laws. All share repurchases of our common stock have been recorded as treasury shares.

Performance Graph
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor's 500 Index and the Dow Jones US Gambling Index, during the five years ended December 31, 2017. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Las Vegas Sands Corp.	$100.00	$174.77	$132.80	$105.57	$135.92	$185.15
S&P 500	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
Dow Jones US Gambling Index	$100.00	$171.74	$139.44	$106.90	$137.04	$192.05
The performance graph should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

ITEM 6. — SELECTED FINANCIAL DATA
The following reflects selected historical financial data that should be read in conjunction with "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2017(1)(2)	2016(3)	2015	2014(4)	2013(5)(6)
	(In millions, except per share data)
STATEMENT OF OPERATIONS DATA
Gross revenues	$13,721	$12,196	$12,414	$15,426	$14,494
Less — promotional allowances	(839)	(786)	(726)	(842)	(724)
Net revenues	12,882	11,410	11,688	14,584	13,770
Operating expenses	9,420	8,917	8,847	10,485	10,362
Operating income	3,462	2,493	2,841	4,099	3,408
Interest, net	(311)	(264)	(250)	(248)	(255)
Other income (expense)	(94)	31	31	2	5
Loss on modification or early retirement of debt	(5)	(5)	—	(20)	(14)
Income before income taxes	3,052	2,255	2,622	3,833	3,144
Income tax benefit (expense)	209	(239)	(236)	(245)	(189)
Net income	3,261	2,016	2,386	3,588	2,955
Net income attributable to noncontrolling interests	(455)	(346)	(420)	(747)	(649)
Net income attributable to Las Vegas Sands Corp.	$2,806	$1,670	$1,966	$2,841	$2,306
Per share data:
Basic earnings per share	$3.54	$2.10	$2.47	$3.52	$2.80
Diluted earnings per share	$3.54	$2.10	$2.47	$3.52	$2.79
Cash dividends declared per common share(7)	$2.92	$2.88	$2.60	$2.00	$1.40
OTHER DATA
Capital expenditures	$837	$1,398	$1,529	$1,179	$898

	December 31,
	2017	2016	2015	2014	2013
	(In millions)
BALANCE SHEET DATA
Total assets	$20,687	$20,469	$20,863	$22,207	$22,563
Long-term debt	$9,344	$9,428	$9,249	$9,746	$9,235
Total Las Vegas Sands Corp. stockholders' equity	$6,493	$6,177	$6,817	$7,214	$7,665
_________________________

(1)	During the year ended December 31, 2017, we recorded a nonrecurring non-cash income tax benefit of $526 million due to U.S. tax reform enacted at the end of 2017.

(2)
During the year ended December 31, 2017, we revised the estimated useful lives of certain assets to better reflect the estimated periods during which these assets are expected to remain in service, resulting in a decrease in depreciation and amortization expense and an increase in operating income of $112 million, and an increase in net income attributable to Las Vegas Sands Corp. of $72 million.

(3)
During the year ended December 31, 2016, we recorded pre-opening expenses of $130 million driven by the opening of The Parisian Macao in September 2016, a nonrecurring corporate expense of $79 million and a loss on disposal or impairment of assets of $79 million primarily related to the write-off of costs related to the Las Vegas Condo Tower, as well as other dispositions at the Company's various operating properties.

(4)	During the year ended December 31, 2014, we received a $90 million property tax refund related to a property tax settlement at Marina Bay Sands for the years 2010 through 2014.

(5)	The second Sheraton tower of Sands Cotai Central opened in January 2013.

(6)	During the year ended December 31, 2013, we recorded a legal settlement expense of $47 million.

(7)
During the years ended December 31, 2017, 2016, 2015, 2014 and 2013, we paid quarterly dividends of $0.73, $0.72, $0.65, $0.50 and $0.35, respectively, per common share as part of a regular cash dividend program.

ITEM 7. — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited consolidated financial statements and the notes thereto, and other financial information included in this Form 10-K. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "— Special Note Regarding Forward-Looking Statements."
Operations
Generally, we view each of our Integrated Resorts as an operating segment. Our operating segments in Macao consist of The Venetian Macao; Sands Cotai Central; The Parisian Macao, which opened on September 13, 2016; The Plaza Macao and Four Seasons Hotel Macao; and the Sands Macao. Our operating segment in Singapore is the Marina Bay Sands. Our operating segments in the U.S. consist of the Las Vegas Operating Properties, which includes The Venetian Las Vegas, The Palazzo and the Sands Expo Center; and the Sands Bethlehem.
Summary Financial Results
The following table summarizes our results of operations:

	Year Ended December 31,
	2017	Percent Change	2016	Percent Change	2015
	(Dollars in millions)
Net revenues	$12,882	12.9%	$11,410	(2.4)%	$11,688
Operating expenses	9,420	5.6%	8,917	0.8%	8,847
Operating income	3,462	38.9%	2,493	(12.2)%	2,841
Income before income taxes	3,052	35.3%	2,255	(14.0)%	2,622
Net income	3,261	61.8%	2,016	(15.5)%	2,386
Net income attributable to Las Vegas Sands Corp.	2,806	68.0%	1,670	(15.1)%	1,966
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Beginning with the three months ended March 31, 2017, we revised the expected range for our Macao operations due to the Rolling Chip win percentage experienced over the last several years. Our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 3.0% to 3.3% in Macao and 2.7% to 3.0% in Singapore. Actual win percentage may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 15.4% and 34.1%, respectively, of our table games play was conducted on a credit basis for the year ended December 31, 2017.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued that are deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of handle. Beginning with the three months ended March 31, 2017, we revised the expected range for our Las Vegas Operating Properties due to the win percentage experienced over the last several years. Based upon our mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Actual win percentage may vary from our expected win percentage and the trailing 12-month win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 59.8% of our table games play at our Las Vegas Operating Properties, for the year ended December 31, 2017, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.
Hotel revenue measurements: Performance indicators used are occupancy rate (a volume indicator), which is the average percentage of available hotel rooms occupied during a period and average daily room rate ("ADR", a price indicator), which is the average price of occupied rooms per day. Available rooms exclude those rooms unavailable for occupancy during the period due to renovation, development or other requirements. The calculations of the occupancy rate and ADR include the impact of rooms provided on a complimentary basis. Complimentary room rates are determined based on an analysis of retail (or cash) room rates by type of customer and room product to ensure the complimentary room rates are consistent with retail rates. Revenue per available room ("RevPAR") represents a summary of hotel ADR and occupancy. Because not all available rooms are occupied, ADR is normally higher than RevPAR. Reserved rooms where the guests do not show up for their stay and lose their deposit, or where guests check out early, may be re-sold to walk-in guests.
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
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2017	2016	Percent Change
	(Dollars in millions)
Casino	$10,058	$8,771	14.7%
Rooms	1,619	1,527	6.0%
Food and beverage	843	774	8.9%
Mall	651	591	10.2%
Convention, retail and other	550	533	3.2%
	13,721	12,196	12.5%
Less — promotional allowances	(839)	(786)	(6.7)%
Total net revenues	$12,882	$11,410	12.9%

Consolidated net revenues were $12.88 billion for the year ended December 31, 2017, an increase of $1.47 billion compared to $11.41 billion for the year ended December 31, 2016. The increase was primarily due to increases of $1.02 billion at The Parisian Macao, which opened in September 2016, and $355 million at Marina Bay Sands, primarily due to increased casino revenues.
Casino revenues increased $1.29 billion compared to the year ended December 31, 2016. The increase was due to increases of $911 million at The Parisian Macao, which opened in September 2016, and $357 million at Marina Bay Sands, driven by increases in Rolling Chip win percentage and volume. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2017	2016	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$2,577	$2,495	3.3%
Non-Rolling Chip drop	$7,399	$6,856	7.9%
Non-Rolling Chip win percentage	25.2%	25.2%	—
Rolling Chip volume	$26,239	$28,851	(9.1)%
Rolling Chip win percentage	3.34%	3.23%	0.11	pts
Slot handle	$2,929	$3,790	(22.7)%
Slot hold percentage	5.3%	4.5%	0.8	pts
Sands Cotai Central
Total casino revenues	$1,622	$1,672	(3.0)%
Non-Rolling Chip drop	$5,996	$5,992	0.1%
Non-Rolling Chip win percentage	20.7%	20.2%	0.5	pts
Rolling Chip volume	$10,621	$12,329	(13.9)%
Rolling Chip win percentage	3.09%	3.41%	(0.32	)pts
Slot handle	$4,802	$5,794	(17.1)%
Slot hold percentage	4.1%	3.6%	0.5	pts
The Parisian Macao
Total casino revenues	$1,270	$359	253.8%
Non-Rolling Chip drop	$3,973	$1,085	266.2%
Non-Rolling Chip win percentage	19.6%	18.5%	1.1	pts
Rolling Chip volume	$18,275	$4,061	350.0%
Rolling Chip win percentage	3.14%	4.24%	(1.10	)pts
Slot handle	$3,729	$974	282.9%
Slot hold percentage	3.3%	4.5%	(1.2	)pts
The Plaza Macao and Four Seasons Hotel Macao
Total casino revenues	$453	$445	1.8%
Non-Rolling Chip drop	$1,284	$1,114	15.3%
Non-Rolling Chip win percentage	22.7%	21.9%	0.8	pts
Rolling Chip volume	$10,040	$9,004	11.5%
Rolling Chip win percentage	2.59%	3.09%	(0.50	)pts
Slot handle	$436	$414	5.3%
Slot hold percentage	7.4%	6.2%	1.2	pts
Sands Macao
Total casino revenues	$619	$667	(7.2)%
Non-Rolling Chip drop	$2,457	$2,628	(6.5)%
Non-Rolling Chip win percentage	19.0%	18.6%	0.4	pts
Rolling Chip volume	$4,309	$7,014	(38.6)%
Rolling Chip win percentage	2.79%	2.48%	0.31	pts
Slot handle	$2,420	$2,583	(6.3)%
Slot hold percentage	3.3%	3.4%	(0.1	)pts

	Year Ended December 31,
	2017	2016	Change
	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total casino revenues	$2,521	$2,164	16.5%
Non-Rolling Chip drop	$3,746	$3,878	(3.4)%
Non-Rolling Chip win percentage	28.4%	28.5%	(0.1	)pts
Rolling Chip volume	$34,994	$31,887	9.7%
Rolling Chip win percentage	3.52%	2.65%	0.87	pts
Slot handle	$14,153	$13,441	5.3%
Slot hold percentage	4.4%	4.5%	(0.1	)pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$456	$439	3.9%
Table games drop	$1,567	$1,692	(7.4)%
Table games win percentage	19.0%	17.3%	1.7	pts
Slot handle	$2,603	$2,589	0.5%
Slot hold percentage	8.1%	8.0%	0.1	pts
Sands Bethlehem
Total casino revenues	$540	$530	1.9%
Table games drop	$1,123	$1,124	(0.1)%
Table games win percentage	20.1%	19.3%	0.8	pts
Slot handle	$4,715	$4,516	4.4%
Slot hold percentage	6.5%	6.8%	(0.3	)pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $92 million compared to the year ended December 31, 2016. The increase was primarily due to increases of $95 million at The Parisian Macao, which opened in September 2016, and $21 million at Sands Cotai Central, driven by increased occupancy and average daily room rates, partially offset by an $18 million decrease at Marina Bay Sands, driven by decreased occupancy. The suites at Sands Macao are primarily provided to casino patrons on a complimentary basis. During the year ended December 31, 2017, there were approximately 9%, 8% and 4% fewer rooms available at The Plaza Macao and Four Seasons Hotel Macao, The Venetian Macao and Marina Bay Sands, respectively, compared to the year ended December 31, 2016. The following table summarizes the results of our room activity:

	Year Ended December 31,
	2017	2016	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$184	$182	1.1%
Occupancy rate	91.4%	86.0%	5.4	pts
Average daily room rate (ADR)	$221	$214	3.3%
Revenue per available room (RevPAR)	$202	$184	9.8%
Sands Cotai Central
Total room revenues	$295	$274	7.7%
Occupancy rate	86.6%	82.2%	4.4	pts
Average daily room rate (ADR)	$151	$148	2.0%
Revenue per available room (RevPAR)	$131	$122	7.4%
The Parisian Macao
Total room revenues	$131	$36	263.9%
Occupancy rate	90.4%	90.5%	(0.1	)pts
Average daily room rate (ADR)	$143	$138	3.6%
Revenue per available room (RevPAR)	$129	$125	3.2%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$35	$37	(5.4)%
Occupancy rate	82.1%	75.3%	6.8	pts
Average daily room rate (ADR)	$347	$364	(4.7)%
Revenue per available room (RevPAR)	$284	$274	3.6%
Sands Macao
Total room revenues	$19	$20	(5.0)%
Occupancy rate	97.7%	97.1%	0.6	pts
Average daily room rate (ADR)	$189	$199	(5.0)%
Revenue per available room (RevPAR)	$184	$193	(4.7)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$358	$376	(4.8)%
Occupancy rate	95.5%	97.3%	(1.8	)pts
Average daily room rate (ADR)	$425	$417	1.9%
Revenue per available room (RevPAR)	$405	$406	(0.2)%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$582	$587	(0.9)%
Occupancy rate	93.9%	93.5%	0.4	pts
Average daily room rate (ADR)	$247	$246	0.4%
Revenue per available room (RevPAR)	$232	$230	0.9%
Sands Bethlehem
Total room revenues	$15	$15	—
Occupancy rate	93.2%	94.5%	(1.3	)pts
Average daily room rate (ADR)	$161	$160	0.6%
Revenue per available room (RevPAR)	$150	$151	(0.7)%
Food and beverage revenues increased $69 million compared to the year ended December 31, 2016. The increase was primarily due to increases of $44 million at The Parisian Macao, which opened in September 2016, and $26 million at our Las Vegas Operating Properties, driven by an increase in banquet operations associated with our convention customers.
Mall revenues increased $60 million compared to the year ended December 31, 2016. The increase was primarily attributable to a $43 million increase in revenues from the Shoppes at Parisian. For further information related to the financial performance of our malls, see"— Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our mall activity:

	Year Ended December 31,
	2017	2016	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$220	$209	5.3%
Mall gross leasable area (in square feet)	786,429	777,413	1.2%
Occupancy	97.2%	97.6%	(0.4	)pts
Base rent per square foot	$247	$241	2.5%
Tenant sales per square foot	$1,389	$1,326	4.8%
Shoppes at Cotai Central(1)
Total mall revenues	$63	$62	1.6%
Mall gross leasable area (in square feet)	424,309	407,065	4.2%
Occupancy	93.5%	96.7%	(3.2	)pts
Base rent per square foot	$113	$128	(11.7)%
Tenant sales per square foot	$744	$882	(15.6)%
Shoppes at Parisian(2)
Total mall revenues	$66	$23	187.0%
Mall gross leasable area (in square feet)	300,218	299,778	0.1%
Occupancy	93.4%	92.6%	0.8	pts
Base rent per square foot	$218	$222	(1.8)%
Tenant sales per square foot	$574	$—	N/M
Shoppes at Four Seasons
Total mall revenues	$131	$127	3.1%
Mall gross leasable area (in square feet)	257,859	259,410	(0.6)%
Occupancy	99.6%	99.3%	0.3	pts
Base rent per square foot	$456	$452	0.9%
Tenant sales per square foot	$3,500	$3,004	16.5%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$167	$166	0.6%
Mall gross leasable area (in square feet)	604,449	612,567	(1.3)%
Occupancy	96.4%	98.3%	(1.9	)pts
Base rent per square foot	$244	$223	9.4%
Tenant sales per square foot	$1,590	$1,383	15.0%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$4	$4	—
Mall gross leasable area (in square feet)	147,540	150,972	(2.3)%
Occupancy	96.5%	92.3%	4.2	pts
Base rent per square foot	$21	$21	—
Tenant sales per square foot	$349	$350	(0.3)%
_________________________
N/M - Not Meaningful

(1)
The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao.

(2)	The Shoppes at Parisian opened in September 2016.

Operating Expenses
Our operating expenses consisted of the following:

	Year Ended December 31,
	2017	2016	Percent Change
	(Dollars in millions)
Casino	$5,402	$4,838	11.7%
Rooms	286	262	9.2%
Food and beverage	448	421	6.4%
Mall	76	64	18.8%
Convention, retail and other	273	252	8.3%
Provision for doubtful accounts	96	173	(44.5)%
General and administrative	1,415	1,284	10.2%
Corporate	174	256	(32.0)%
Pre-opening	9	130	(93.1)%
Development	13	9	44.4%
Depreciation and amortization	1,171	1,111	5.4%
Amortization of leasehold interests in land	37	38	(2.6)%
Loss on disposal or impairment of assets	20	79	(74.7)%
Total operating expenses	$9,420	$8,917	5.6%
Operating expenses were $9.42 billion for the year ended December 31, 2017, an increase of $503 million compared to $8.92 billion for the year ended December 31, 2016. The increase in operating expenses was driven by the opening of The Parisian Macao in September 2016.
Casino expenses increased $564 million compared to the year ended December 31, 2016. The increase was primarily attributable to increases of $585 million at The Parisian Macao and $40 million at Marina Bay Sands, driven by an increase in gaming tax, partially offset by a $48 million decrease at our Macao Operations (excluding The Parisian Macao), driven by a $22 million decrease in gaming taxes due to decreased casino revenues.
The provision for doubtful accounts was $96 million for the year ended December 31, 2017, compared to $173 million for the year ended December 31, 2016. The decrease resulted from increased collections of previously reserved customer balances during year ended December 31, 2017, as compared to the prior year period, and continuing improvement in the quality of casino credit currently being extended. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $131 million compared to the year ended December 31, 2016. The increase was primarily due to an $89 million increase at The Parisian Macao and increases of $18 million at our Las Vegas Operating Properties, driven by an increase in marketing and advertising efforts, and $12 million at The Venetian Macao driven by an increase in payroll and related expenses.
Corporate expenses decreased $82 million compared to the year ended December 31, 2016. The decrease was primarily due to nonrecurring legal costs incurred during the year ended December 31, 2016.
Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses decreased $121 million compared to the year ended December 31, 2016, primarily due to The Parisian Macao. Development expenses include the costs associated with the Company's evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Depreciation and amortization expense increased $60 million compared to the year ended December 31, 2016. The increase is primarily attributable to a $144 million increase at The Parisian Macao, partially offset by a $112 million decrease resulting from a change in the estimated useful lives of certain property and equipment (see "Item 8 — Financial

Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies — Property and Equipment").
Loss on disposal or impairment of assets was $20 million for the year ended December 31, 2017, compared to $79 million for the year ended December 31, 2016. The loss for the year ended December 31, 2017, primarily related to dispositions at our Macao and U.S. operations.
Adjusted Property EBITDA
Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is used by management as the primary measure of the operating performance of our segments. Consolidated adjusted property EBITDA is net income before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, integrated resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. We have significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, our presentation of consolidated adjusted property EBITDA may not be directly comparable to similarly titled measures presented by other companies.
The following table summarizes information related to our segments (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Segment Information" for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Year Ended December 31,
	2017	2016	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$1,132	$1,089	3.9%
Sands Cotai Central	633	616	2.8%
The Parisian Macao	412	114	261.4%
The Plaza Macao and Four Seasons Hotel Macao	233	221	5.4%
Sands Macao	174	172	1.2%
Ferry Operations and Other	23	32	(28.1)%
	2,607	2,244	16.2%
Marina Bay Sands	1,755	1,389	26.3%
United States:
Las Vegas Operating Properties	391	356	9.8%
Sands Bethlehem	147	141	4.3%
	538	497	8.2%
Consolidated adjusted property EBITDA	$4,900	$4,130	18.6%
Adjusted property EBITDA at our Integrated Resorts is primarily driven by our casino, room and mall operations, as previously discussed.

Adjusted property EBITDA at our Macao operations increased $363 million compared to the year ended December 31, 2016. The increase was primarily due to a $298 million increase at The Parisian Macao, which opened in September 2016, and $43 million at The Venetian Macao, mainly due to increased casino operations, driven by an increase in Non-Rolling Chip drop.
Adjusted property EBITDA at Marina Bay Sands increased $366 million compared to the year ended December 31, 2016. The increase was primarily due to increased casino revenues, driven by increases in Rolling Chip win percentage and volume. The increase was partially offset by a decrease in room revenues, driven by fewer rooms available due to renovations.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $35 million compared to the year ended December 31, 2016. The increase was primarily due to a $49 million increase in net revenues (excluding intersegment royalty revenue), driven by increased convention and group meeting events benefiting food and beverage results and higher hold driving casino revenues, partially offset by an increase in marketing and advertising costs.
Interest Expense
The following table summarizes information related to interest expense:

	Year Ended December 31,
	2017	2016
	(Dollars in millions)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$314	$293
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	15	15
Less — capitalized interest	(2)	(34)
Interest expense, net	$327	$274
Cash paid for interest	$271	$248
Weighted average total debt balance	$9,909	$9,746
Weighted average interest rate	3.2%	3.0%
Interest cost increased $21 million compared to the year ended December 31, 2016, resulting primarily from an increase in our weighted average total debt balance and a slight increase in our weighted average interest rate. Capitalized interest decreased $32 million compared to the year ended December 31, 2016, primarily due to the opening of The Parisian Macao in September 2016.
Other Factors Effecting Earnings
Other expense was $94 million for the year ended December 31, 2017, compared to other income of $31 million during the year ended December 31, 2016. Other expense during the year ended December 31, 2017, was primarily attributable to a depreciation of the U.S. dollar versus the Singapore dollar during the period. This resulted in $83 million of foreign currency transaction losses, driven by Singapore dollar denominated intercompany debt reported in U.S. dollars, and a $12 million fair value adjustment on our Singapore forward contracts.
The loss on modification or early retirement of debt was $5 million for the year ended December 31, 2017, and primarily related the amendment to the 2013 U.S. Credit Facility (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-term Debt — 2013 U.S. Credit Facility").
Our effective income tax rate was (6.8)% for the year ended December 31, 2017, compared to 10.6% for the year ended December 31, 2016. The decrease in the effective income tax rate relates primarily to the release of certain valuation allowances as a result of U.S. tax reform. The Act made significant changes to U.S. income tax laws including lowering the U.S. corporate tax rate to 21% effective beginning in 2018 and transitioning from a worldwide tax system to a territorial tax system resulting in dividends from our foreign subsidiaries not being subject to U.S. income tax and creating a one-time tax on previously unremitted earnings of foreign subsidiaries.

Our effective tax rate for 2017 would have been 10.4% without the one-time discrete benefit of $526 million recorded as a result of U.S. tax reform. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which expires at the end of 2018. In December 2017, we requested an additional income tax exemption for either an additional 5-year period or through June 26, 2022, the end of our subconcession agreement. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes "more-likely-than-not" that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made as appropriate.
The net income attributable to our noncontrolling interests was $455 million for the year ended December 31, 2017, compared to $346 million for the year ended December 31, 2016. These amounts are primarily related to the noncontrolling interest of SCL and reflect the increased net income generated by SCL in 2017.
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

	Year Ended December 31,
	2016	2015	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$2,495	$2,533	(1.5)%
Non-Rolling Chip drop	$6,856	$7,030	(2.5)%
Non-Rolling Chip win percentage	25.2%	24.5%	0.7	pts
Rolling Chip volume	$28,851	$31,025	(7.0)%
Rolling Chip win percentage	3.23%	3.08%	0.15	pts
Slot handle	$3,790	$4,093	(7.4)%
Slot hold percentage	4.5%	4.8%	(0.3	)pts

	Year Ended December 31,
	2016	2015	Change
	(Dollars in millions)
Sands Cotai Central
Total casino revenues	$1,672	$1,878	(11.0)%
Non-Rolling Chip drop	$5,992	$6,026	(0.6)%
Non-Rolling Chip win percentage	20.2%	21.5%	(1.3	)pts
Rolling Chip volume	$12,329	$19,679	(37.3)%
Rolling Chip win percentage	3.41%	3.08%	0.33	pts
Slot handle	$5,794	$6,128	(5.5)%
Slot hold percentage	3.6%	3.5%	0.1	pts
The Parisian Macao
Total casino revenues	$359	$—	—
Non-Rolling Chip drop	$1,085	$—	—
Non-Rolling Chip win percentage	18.5%	—%	—
Rolling Chip volume	$4,061	$—	—
Rolling Chip win percentage	4.24%	—%	—
Slot handle	$974	$—	—
Slot hold percentage	4.5%	—%	—
The Plaza Macao and Four Seasons Hotel Macao
Total casino revenues	$445	$536	(17.0)%
Non-Rolling Chip drop	$1,114	$1,058	5.3%
Non-Rolling Chip win percentage	21.9%	22.6%	(0.7	)pts
Rolling Chip volume	$9,004	$13,390	(32.8)%
Rolling Chip win percentage	3.09%	3.23%	(0.14	)pts
Slot handle	$414	$476	(13.0)%
Slot hold percentage	6.2%	6.1%	0.1	pts
Sands Macao
Total casino revenues	$667	$854	(21.9)%
Non-Rolling Chip drop	$2,628	$3,035	(13.4)%
Non-Rolling Chip win percentage	18.6%	18.4%	0.2	pts
Rolling Chip volume	$7,014	$9,608	(27.0)%
Rolling Chip win percentage	2.48%	3.36%	(0.88	)pts
Slot handle	$2,583	$2,737	(5.6)%
Slot hold percentage	3.4%	3.5%	(0.1	)pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$2,164	$2,315	(6.5)%
Non-Rolling Chip drop	$3,878	$4,205	(7.8)%
Non-Rolling Chip win percentage	28.5%	27.0%	1.5	pts
Rolling Chip volume	$31,887	$41,149	(22.5)%
Rolling Chip win percentage	2.65%	2.79%	(0.14	)pts
Slot handle	$13,441	$12,879	4.4%
Slot hold percentage	4.5%	4.5%	—
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$439	$456	(3.7)%
Table games drop	$1,692	$2,080	(18.7)%
Table games win percentage	17.3%	15.9%	1.4	pts
Slot handle	$2,589	$2,409	7.5%
Slot hold percentage	8.0%	8.1%	(0.1	)pts
Sands Bethlehem
Total casino revenues	$530	$511	3.7%
Table games drop	$1,124	$1,134	(0.9)%
Table games win percentage	19.3%	17.9%	1.4	pts
Slot handle	$4,516	$4,274	5.7%
Slot hold percentage	6.8%	7.0%	(0.2	)pts
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

	Year Ended December 31,
	2016	2015	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$182	$214	(15.0)%
Occupancy rate	86.0%	84.0%	2.0	pts
Average daily room rate (ADR)	$214	$243	(11.9)%
Revenue per available room (RevPAR)	$184	$204	(9.8)%
Sands Cotai Central
Total room revenues	$274	$273	0.4%
Occupancy rate	82.2%	83.1%	(0.9	)pts
Average daily room rate (ADR)	$148	$157	(5.7)%
Revenue per available room (RevPAR)	$122	$131	(6.9)%
The Parisian Macao
Total room revenues	$36	$—	—
Occupancy rate	90.5%	—%	—
Average daily room rate (ADR)	$138	$—	—
Revenue per available room (RevPAR)	$125	$—	—
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$37	$42	(11.9)%
Occupancy rate	75.3%	82.0%	(6.7	)pts
Average daily room rate (ADR)	$364	$376	(3.2)%
Revenue per available room (RevPAR)	$274	$308	(11.0)%
Sands Macao
Total room revenues	$20	$23	(13.0)%
Occupancy rate	97.1%	99.3%	(2.2	)pts
Average daily room rate (ADR)	$199	$220	(9.5)%
Revenue per available room (RevPAR)	$193	$218	(11.5)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$376	$359	4.7%
Occupancy rate	97.3%	96.3%	1.0	pts
Average daily room rate (ADR)	$417	$404	3.2%
Revenue per available room (RevPAR)	$406	$389	4.4%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$587	$544	7.9%
Occupancy rate	93.5%	91.8%	1.7	pts
Average daily room rate (ADR)	$246	$233	5.6%
Revenue per available room (RevPAR)	$230	$214	7.5%
Sands Bethlehem
Total room revenues	$15	$15	—
Occupancy rate	94.5%	91.5%	3.0	pts
Average daily room rate (ADR)	$160	$151	6.0%
Revenue per available room (RevPAR)	$151	$138	9.4%

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
Mall revenues increased $27 million compared to the year ended December 31, 2015. The increase was primarily attributable to $23 million in revenues from the Shoppes at Parisian. For further information related to the financial performance of our malls, see"— Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our mall activity:

	Year Ended December 31,
	2016	2015	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$209	$205	2.0%
Mall gross leasable area (in square feet)	777,413	780,165	(0.4)%
Occupancy	97.6%	97.8%	(0.2	)pts
Base rent per square foot	$241	$223	8.1%
Tenant sales per square foot	$1,326	$1,469	(9.7)%
Shoppes at Cotai Central(1)
Total mall revenues	$62	$62	—
Mall gross leasable area (in square feet)	407,065	331,499	22.8%
Occupancy	96.7%	97.9%	(1.2	)pts
Base rent per square foot	$128	$153	(16.3)%
Tenant sales per square foot	$882	$896	(1.6)%
Shoppes at Parisian(2)
Total mall revenues	$23	$—	—
Mall gross leasable area (in square feet)	299,778	—	—
Occupancy	92.6%	—%	—
Base rent per square foot	$222	$—	—
Shoppes at Four Seasons
Total mall revenues	$127	$130	(2.3)%
Mall gross leasable area (in square feet)	259,410	259,394	—
Occupancy	99.3%	99.0%	0.3	pts
Base rent per square foot	$452	$454	(0.4)%
Tenant sales per square foot	$3,004	$3,423	(12.2)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$166	$163	1.8%
Mall gross leasable area (in square feet)	612,567	644,719	(5.0)%
Occupancy	98.3%	95.2%	3.1	pts
Base rent per square foot	$223	$214	4.2%
Tenant sales per square foot	$1,383	$1,361	1.6%
U.S. Operations:
The Outlets at Sands Bethlehem
Total mall revenues	$4	$4	—
Mall gross leasable area (in square feet)	150,972	151,029	—
Occupancy	92.3%	95.1%	(2.8	)pts
Base rent per square foot	$21	$21	—
Tenant sales per square foot	$350	$354	(1.1)%
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
Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Year Ended December 31,
	2016	2015	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$1,089	$1,079	0.9%
Sands Cotai Central	616	651	(5.4)%
The Parisian Macao	114	—	—%
The Plaza Macao and Four Seasons Hotel Macao	221	243	(9.1)%
Sands Macao	172	226	(23.9)%
Ferry Operations and Other	32	23	39.1%
	2,244	2,222	1.0%
Marina Bay Sands	1,389	1,507	(7.8)%
United States:
Las Vegas Operating Properties	356	305	16.7%
Sands Bethlehem	141	136	3.7%
	497	441	12.7%
Consolidated adjusted property EBITDA	$4,130	$4,170	(1.0)%
Adjusted property EBITDA at our Integrated Resorts is primarily driven by our casino, room and mall operations, as previously discussed.
Adjusted property EBITDA at our Macao operations increased $22 million compared to the year ended December 31, 2015. The increase was primarily attributable to $114 million in adjusted property EBITDA generated at The Parisian Macao, which opened in September 2016, and cost control and cost avoidance initiatives at our other Macao properties. This increase was partially offset by decreases at Sands Macao, Sands Cotai Central and The Plaza Macao and Four Seasons Hotel Macao, driven by decreased casino revenues due to lower demand in the VIP market.
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
The loss on modification or early retirement of debt was $5 million for the year ended December 31, 2016, and primarily related to amendments to the 2013 U.S. Credit Facility (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-term Debt — 2013 U.S. Credit Facility").
Our effective income tax rate was 10.6% for the year ended December 31, 2016, compared to 9.0% for the year ended December 31, 2015. The increase in the effective income tax rate relates primarily to the valuation allowances recorded during the year ended December 31, 2016, as we determined that certain deferred tax assets were no longer "more-likely-than-not" realizable. The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, which expires at the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of these operations improve and it becomes "more-likely-than-not" that these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made as appropriate.
The net income attributable to our noncontrolling interests was $346 million for the year ended December 31, 2016, compared to $420 million for the year ended December 31, 2015. These amounts are primarily related to the noncontrolling interest of SCL.

Additional Information Regarding our Retail Mall Operations
The following tables summarize the results of our mall operations for the years ended December 31, 2017, 2016 and 2015:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian(1)	The Shoppes at Marina Bay Sands	The Outlets at Sands Bethlehem(2)	Total
	(In millions)
For the year ended December 31, 2017
Mall revenues:
Minimum rents(3)	$176	$113	$39	$53	$123	$2	$506
Overage rents	12	9	5	1	18	2	47
CAM, levies and direct recoveries	32	9	19	12	26	—	98
Total mall revenues	220	131	63	66	167	4	651
Mall operating expenses:
Common area maintenance	15	5	6	6	15	1	48
Marketing and other direct operating expenses	8	4	3	5	6	1	27
Mall operating expenses	23	9	9	11	21	2	75
Property taxes(4)	—	—	—	—	5	1	6
Provision for doubtful accounts	—	—	1	2	—	—	3
Mall-related expenses(5)	$23	$9	$10	$13	$26	$3	$84
For the year ended December 31, 2016
Mall revenues:
Minimum rents(3)	$167	$114	$44	$17	$123	$2	$467
Overage rents	10	3	4	—	16	2	35
CAM, levies and direct recoveries	32	10	14	6	27	—	89
Total mall revenues	209	127	62	23	166	4	591
Mall operating expenses:
Common area maintenance	15	5	6	2	16	1	45
Marketing and other direct operating expenses	5	3	2	2	6	1	19
Mall operating expenses	20	8	8	4	22	2	64
Property taxes(4)	—	—	—	—	5	1	6
Provision for doubtful accounts	3	—	—	—	2	—	5
Mall-related expenses(5)	$23	$8	$8	$4	$29	$3	$75
For the year ended December 31, 2015
Mall revenues:
Minimum rents(3)	$153	$110	$43	$—	$120	$1	$427
Overage rents	22	10	6	—	15	3	56
CAM, levies and direct recoveries	30	10	13	—	28	—	81
Total mall revenues	205	130	62	—	163	4	564
Mall operating expenses:
Common area maintenance	15	6	6	—	18	1	46
Marketing and other direct operating expenses	5	1	2	—	6	1	15
Mall operating expenses	20	7	8	—	24	2	61
Property taxes(4)	—	—	—	—	5	1	6
Mall-related expenses(5)	$20	$7	$8	$—	$29	$3	$67
____________________

(1)	The Shoppes at Parisian opened in September 2016.

(2)	Revenues from CAM, levies and direct recoveries are included in minimum rents for The Outlets at Sands Bethlehem.

(3)	Minimum rents include base rents and straight-line adjustments of base rents.

(4)
Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. Each property is also eligible to obtain an additional six-year exemption, provided certain qualifications are met. To date, The Venetian Macao and The Plaza Macao and Four Seasons Hotel Macao have obtained a second exemption, extending the property tax exemption to July 2019 and the end of July 2020, respectively. Under the initial exemption, The Parisian Macao is tax exempt until the end of July 2022 and Sands Cotai Central has a distinct exemption for each hotel tower, which have varying expiration dates that range from the end of March 2018 to the end of November 2021. The Company is currently working on obtaining the second exemption for The Parisian Macao and Sands Cotai Central.

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
Macao
As of December 31, 2017, we have capitalized an aggregate of $12.58 billion in construction costs and land premiums for our Cotai Strip developments, which include The Venetian Macao, Sands Cotai Central, The Parisian Macao and The Plaza Macao and Four Seasons Hotel Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations.
In October 2017, we announced that we will renovate, expand and rebrand the Sands Cotai Central into a new destination Integrated Resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London's most recognizable landmarks, an expanded retail mall and an additional 350 luxury suites. The project will commence in 2018 and be phased to minimize disruption during the property's peak periods. We expect the project to be completed in 2020.
In October 2017, we announced that the tower adjacent to the Four Seasons Hotel Macao will feature an additional 295 premium quality suites. We have completed the structural work of the tower and plan to commence build out of the suites in 2018. We expect the project to be completed in 2019.
United States
We were constructing the Las Vegas Condo Tower, located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. In 2008, we suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We continue to evaluate the highest return opportunity for the project and intend to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, we could record a charge for some portion of the $122 million in capitalized construction costs as of December 31, 2017.

Other
We continue to evaluate current development projects and pursue new development opportunities globally.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net cash generated from operating activities	$4,543	$4,044	$3,459
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(1)	(2)	(1)
Capital expenditures	(837)	(1,398)	(1,529)
Proceeds from disposal of property and equipment	15	5	2
Acquisition of intangible assets	—	(47)	—
Net cash used in investing activities	(823)	(1,442)	(1,528)
Cash flows from financing activities:
Proceeds from exercise of stock options	40	17	17
Repurchase of common stock	(375)	—	(205)
Dividends paid	(2,943)	(2,924)	(2,707)
Proceeds from long-term debt	654	2,296	2,089
Repayments of long-term debt	(858)	(1,987)	(2,398)
Payments of deferred financing costs	(5)	(33)	(12)
Net cash used in financing activities	(3,487)	(2,631)	(3,216)
Effect of exchange rate on cash	58	(22)	(42)
Increase (decrease) in cash and cash equivalents	291	(51)	(1,327)
Cash and cash equivalents at beginning of year	2,128	2,179	3,506
Cash and cash equivalents at end of year	$2,419	$2,128	$2,179
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. For the year ended December 31, 2017, net cash generated from operating activities increased $499 million compared to the year ended December 31, 2016. The increase was primarily attributable to the increase in operating cash flows generated from our Macao and Singapore operations. For the year ended December 31, 2016, net cash generated from operating activities increased $585 million compared to the year ended December 31, 2015. The increase was primarily attributable to changes in our working capital accounts, consisting primarily of changes in accounts receivable and other accrued liabilities, partially offset by the decrease in net income.
Cash Flows — Investing Activities
Capital expenditures for the year ended December 31, 2017, totaled $837 million, including $479 million in Macao, which consisted primarily of $204 million for The Parisian Macao, $153 million for the Venetian Macao and $86 million for Sands Cotai Central; $196 million in Singapore; $123 million at our Las Vegas Operating Properties; and $39 million for corporate and other activities.
Capital expenditures for the year ended December 31, 2016, totaled $1.40 billion, including $1.19 billion in Macao, which consisted primarily of $925 million for The Parisian Macao and $128 million for Sands Cotai Central; $92 million at our Las Vegas Operating Properties; $83 million in Singapore; and $38 million for corporate and other activities. Additionally, during the year ended December 31, 2016, we paid SGD 66 million (approximately $47 million at exchange rates in effect at the time of the transaction) to renew our Singapore gaming license for a three-year term.
Capital expenditures for the year ended December 31, 2015, totaled $1.53 billion, including $1.29 billion in Macao, which consisted primarily of $767 million for The Parisian Macao and $403 million for Sands Cotai Central;

$130 million in Singapore; $78 million at our Las Vegas Operating Properties; and $29 million for corporate and other activities.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $3.49 billion for the year ended December 31, 2017, which was primarily attributable to $2.94 billion in dividend payments, $375 million in common stock repurchases, net repayments of $204 million on our various credit facilities, partially offset by proceeds of $40 million from the exercise of stock options.
Net cash flows used in financing activities were $2.63 billion for the year ended December 31, 2016, which was primarily attributable to $2.92 billion in dividend payments, partially offset by $309 million of net proceeds from our various credit facilities.
Net cash flows used in financing activities were $3.22 billion for the year ended December 31, 2015, which was primarily attributable to $2.71 billion in dividend payments, a net repayment of $413 million on our 2013 U.S. Credit Facility and $205 million in common stock repurchases, partially offset by $179 million of net proceeds on our 2011 VML Credit Facility.
As of December 31, 2017, we had $3.51 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of letters of credit.
Capital Financing Overview
We fund our development projects primarily through borrowings from our credit facilities (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-term Debt") and operating cash flows.
Our U.S., Macao and Singapore credit facilities, as amended, contain various financial covenants. The U.S. credit facility requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent that any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined ("Adjusted EBITDA"). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for all quarterly periods through maturity. Our Singapore credit facility requires our Marina Bay Sands operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for the quarterly periods ending December 31, 2017 through September 30, 2019, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. As of December 31, 2017, our U.S., Macao and Singapore leverage ratios, as defined per the respective credit facility agreements, were 0.5x, 1.7x and 1.8x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 3.5x and 3.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. Any defaults or cross-defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance that we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $2.42 billion and restricted cash and cash equivalents of approximately $11 million as of December 31, 2017, of which approximately $1.67 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.67 billion, approximately $1.30 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts. U.S. tax reform created a one-time mandatory tax on the previously unremitted earnings of foreign subsidiaries upon transitioning from a worldwide tax system to a territorial tax system. The foreign taxes paid on these earnings created a U.S. foreign tax credit that offsets this one-time tax. Foreign earnings repatriated to the U.S. in the future will be exempt from U.S. income tax and we do not expect significant withholding or other foreign taxes to apply to the repatriation of these earnings. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $3.51 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit, as of December 31, 2017, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.
In March 2017, we amended our U.S. credit facility, which refinanced the term loans in an aggregate amount of $2.18 billion, extended the maturity of the term loans to March 2024, removed the requirement to prepay outstanding revolving loans and/or permanently reduce revolving commitments in certain circumstances and lowered the applicable margin credit spread for borrowings under the term loans (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-term Debt — 2013 U.S. Credit Facility"). During the year ended December 31, 2017, we had net repayments of $67 million and $58 million on our Singapore and U.S. credit facilities, respectively. Subsequent to year-end, we borrowed $249 million under the 2016 VML Revolving Facility.
During the year ended December 31, 2017, we paid a quarterly dividend of $0.73 per common share as part of a regular cash dividend program and recorded $2.31 billion as a distribution against retained earnings. During the year ended December 31, 2016, we paid a quarterly dividend of $0.72 per common share and recorded $2.29 billion as a distribution against retained earnings. During the year ended December 31, 2015, we paid a quarterly dividend of $0.65 per common share and recorded $2.07 billion as a distribution against retained earnings. In January 2018, our Board of Directors declared a quarterly dividend of $0.75 per common share (a total estimated to be approximately $592 million) to be paid on March 30, 2018, to shareholders of record on March 22, 2018. We expect this level of dividend to continue quarterly through the remainder of 2018. Our Board of Directors will continually assess the level and appropriateness of any cash dividends.
On February 24 and June 23, 2017, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders. On February 26 and June 24, 2016, SCL paid a dividend of HKD 0.99 and HKD 1.00 per share, respectively, to SCL shareholders. On February 27 and July 15, 2015, SCL paid a dividend of HKD 0.99 and HKD 1.00 per share, respectively, to SCL shareholders. The dividends totaled $2.07 billion, of which we retained $1.45 billion, during each of the three years ended December 31, 2017. In January 2018, the Board of Directors of SCL declared a dividend of HKD 0.99 per share (a total of $1.02 billion, of which we will retain approximately $717 million) to SCL shareholders of record on February 5, 2018, which is expected be paid on February 23, 2018.
In October 2014, our Board of Directors authorized a stock repurchase program of $2.0 billion of our outstanding common stock, which expired in October 2016. We repurchased 4,383,793 shares of our common stock for $205 million (including commissions) under this program during the year ended December 31, 2015. In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of our outstanding common stock, which expires in November 2018. During the year ended December 31, 2017, we repurchased 6,194,137 shares of our common stock for $375 million (including commissions) under this program. During the year ended December 31, 2016, no shares were repurchased. All share repurchases of our common stock have been recorded as treasury stock. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions.

Aggregate Indebtedness and Other Known Contractual Obligations
Our total long-term indebtedness and other known contractual obligations are summarized below as of December 31, 2017:

	Payments Due by Period(1)
	2018	2019 - 2020	2021 - 2022	Thereafter	Total
	(In millions)
Long-Term Debt Obligations(2)
2013 U.S. Credit Facility	$21	$44	$44	$2,052	$2,161
2016 VML Credit Facility	47	612	3,689	—	4,348
2012 Singapore Credit Facility	224	2,991	—	—	3,215
Other	4	12	1	—	17
Fixed Interest Payments	1	1	—	—	2
Variable Interest Payments(3)	278	479	273	91	1,121
Contractual Obligations
Macao Annual Premium(4)	41	83	62	—	186
Mall Deposits(5)	53	62	22	7	144
Operating Leases and Other(6)	58	65	41	244	408
Total	$727	$4,349	$4,132	$2,394	$11,602
_______________________

(1)
As of December 31, 2017, we had a $30 million liability related to unrecognized tax benefits; we do not expect this liability to result in a payment of cash within the next 12 months. We are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions; therefore, such amounts are not included in the table.

(2)	See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt" for further details on these financing transactions.

(3)
Based on the 1-month rates as of December 31, 2017, London Inter-Bank Offered Rate ("LIBOR") of 1.56%, Hong Kong Inter-Bank Offered Rate ("HIBOR") of 1.19% and Singapore Swap Offer Rate ("SOR") of 0.99% plus the applicable interest rate spread in accordance with the respective debt agreements.

(4)
In addition to the 39% gross gaming win tax in Macao (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual premium with a fixed portion and a variable portion, which is based on the number and type of gaming tables and gaming machines we operate. Based on the gaming tables and gaming machines in operation as of December 31, 2017, the annual premium payable to the Macao government is approximately $41 million through the termination of the gaming subconcession in June 2022.

(5)	Mall deposits consist of refundable security deposits received from mall tenants.

(6)
We are party to certain operating leases for real estate, various equipment and service arrangements, which primarily include $136 million related to a 99-year lease agreement (86 years remaining) for a parking structure located adjacent to The Venetian Las Vegas, $94 million related to certain leaseback agreements related to the sale of the Grand Canal Shoppes and $80 million related to long-term land leases of 25 years with automatic extensions at our option of 10 years thereafter in accordance with Macao law.

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

•	the uncertainty of consumer behavior related to discretionary spending and vacationing at our Integrated Resorts in Macao, Singapore, Las Vegas and Bethlehem, Pennsylvania;

•	the extensive regulations to which we are subject and the costs of compliance or failure to comply with such regulations;

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

•	our dependence upon properties primarily in Macao, Singapore and Las Vegas for all of our cash flow;

•	the passage of new legislation and receipt of governmental approvals for our operations in Macao and Singapore, and other jurisdictions where we are planning to operate;

•
our insurance coverage, including the risk that we have not obtained sufficient coverage, may not be able to obtain sufficient coverage in the future, or will only be able to obtain additional coverage at significantly increased rates;

•	disruptions or reductions in travel, as well as disruptions in our operations, due to natural or man-made disasters, outbreaks of infectious diseases, terrorist activity or war;

•	our ability to collect gaming receivables from our credit players;

•	our relationship with junket operators in Macao;

•	our dependence on chance and theoretical win rates;

•	fraud and cheating;

•	our ability to establish and protect our IP rights;

•	conflicts of interest that arise because certain of our directors and officers are also directors of SCL;

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

•	the popularity of Macao, Singapore and Las Vegas as convention and trade show destinations;

•	new taxes, changes to existing tax rates or proposed changes in tax legislation and the impact of U.S. tax reform;

•	our ability to maintain our gaming licenses, certificate and subconcession in Macao, Singapore, Las Vegas and Bethlehem, Pennsylvania;

•	the continued services of our key management and personnel;

•	any potential conflict between the interests of our Principal Stockholder and us;

•	the ability of our subsidiaries to make distribution payments to us;

•	labor actions and other labor problems;

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
Allowance for Doubtful Casino Accounts
We maintain an allowance, or reserve, for doubtful casino accounts at our operating casino resorts in Macao, Singapore and the U.S., which we regularly evaluate. We specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer's financial condition, collection history and any other known information, and we apply standard reserve percentages to aged account balances under the specified dollar amount. We also monitor regional and global economic conditions and forecasts in our evaluation of the adequacy of the recorded reserves. Credit or marker play was 15.4%, 34.1% and 59.8% of table games play at our Macao properties, Marina Bay Sands and Las Vegas Operating Properties, respectively, during the year ended December 31, 2017. Our table games play in Pennsylvania is primarily conducted on a cash basis. Our allowance for doubtful casino accounts was 51.5% and 47.7% of gross casino receivables as of December 31, 2017 and 2016, respectively. The credit extended to junket operators can be offset by the commissions payable to said junket operators, which is considered in the establishment of the allowance for doubtful accounts. Our allowance for doubtful accounts from our hotel and other receivables is not material.
Litigation Accrual
We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions based on all relevant facts and circumstances currently available and include such accruals in other accrued liabilities in the consolidated balance sheets when it is determined that such contingencies are both probable and reasonably estimable.
Property and Equipment
At December 31, 2017, we had net property and equipment of $15.52 billion, representing 75.0% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations, such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. The estimated useful lives of assets are periodically reviewed and adjusted as necessary on a prospective basis.
For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we first group our assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the "asset group"). Secondly, we estimate the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.
To estimate the undiscounted cash flows of our asset groups, we consider all potential cash flows scenarios, which are probability weighted based on management's estimates given current conditions. Determining the recoverability of our asset groups is judgmental in nature and requires the use of significant estimates and assumptions, including estimated cash flows, probability weighting of potential scenarios, costs to complete construction for assets under development, growth rates and future market conditions, among others. Future changes to our estimates and assumptions based upon changes in macro-economic factors, regulatory environments, operating results or management's intentions may result in future changes to the recoverability of our asset groups.
For assets to be held for sale, the fixed assets (the "disposal group") are measured at the lower of their carrying amount or fair value less cost to sell. Losses are recognized for any initial or subsequent write-down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. Any gains or losses not previously recognized that result from the sale of the disposal group shall be recognized at the date of sale. Fixed assets are not depreciated while classified as held for sale.
During the year ended December 31, 2017, we completed an evaluation of the estimated useful lives of our property and equipment (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies — Property and Equipment").
Indefinite Useful Life Assets
As of December 31, 2017, we had a $50 million asset related to our Sands Bethlehem gaming license and a $17 million asset related to our Sands Bethlehem table games certificate, both of which were determined to have indefinite useful lives. Assets with indefinite useful lives are assessed regularly to ensure they continue to meet the indefinite useful life criteria. These assets are not subject to amortization and are tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. When performing our impairment analysis, we may first conduct a qualitative assessment to determine whether we believe it is "more-likely-than-not" that the asset is impaired. If we elect to perform a qualitative assessment and we determine it is "more-likely-than-not" that the asset is impaired after assessing the qualitative factors, we then perform an impairment test that consists of a comparison of the fair value of the asset with its carrying amount. If the fair value of the asset exceeds the carrying amount, no impairment is recognized. If the fair value of the asset does not exceed the carrying amount, an impairment will be recognized in an amount equal to the difference.
If we determine a qualitative assessment is to be performed, we assess certain qualitative factors including, but not limited to, the results of the most recent fair value calculation, operating results and projected operating results, and macro-economic and industry conditions.
Future changes to our estimates and assumptions based upon changes in operating results, macro-economic factors or management's intentions may result in future changes to the fair value of the gaming license and table games certificate.
Stock-Based Compensation
Accounting standards regarding share-based payments require the recognition of compensation expense in the consolidated statements of operations related to the fair value of employee stock-based compensation. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Expected volatilities are based on our historical volatility. The expected option life is based on the contractual term of the option as well historical exercise and forfeiture behavior. The expected dividend yield is based on our estimate of annual dividends expected to be paid at the time of the grant. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted. We have elected to account for forfeitures as they occur rather than based upon an estimated rate. All employee stock options were granted with an exercise price equal to the fair market value (as defined in the Company's equity award plans).
During the years ended December 31, 2017 and 2016, we recorded stock-based compensation expense of $34 million and $35 million, respectively. As of December 31, 2017, under the LVSC 2004 Plan there was $32 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock and stock units, collectively. The stock option and restricted stock and stock unit costs are expected to be recognized over a weighted average period of 2.2 years and 0.4 years, respectively.
As of December 31, 2017, under the SCL Equity Plan there was $20 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock units, collectively. The stock option and restricted stock unit costs are expected to be recognized over a weighted average period of 2.6 years and 0.2 years, respectively.
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
Our foreign and U.S. tax rate differential reflects the fact that income earned in Singapore and Macao is taxed at local rates, which are lower than U.S. tax rates. We received a 5-year income tax exemption in Macao that exempts us from paying corporate income tax on profits generated by gaming operations. We will continue to benefit from this tax exemption through the end of 2018. In December 2017, we requested an additional income tax exemption for either an additional 5-year period or through June 26, 2022, the date our subconcession agreement expires.
Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is "more-likely-than-not" that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a "more-likely-than-not" realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring, and implementation of tax planning strategies.
We recorded a valuation allowance on the net deferred tax assets of certain foreign jurisdictions of $261 million and $234 million, as of December 31, 2017 and 2016, respectively, and a valuation allowance on certain net deferred tax assets of our U.S. operations of $4.43 billion and $3.96 billion as of December 31, 2017 and 2016, respectively. Management will reassess the realization of deferred tax assets based on the applicable accounting standards for income taxes each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent that the financial results of these operations improve and it becomes "more-likely-than-not" that the deferred tax assets are realizable, we will be able to reduce the valuation allowance in the period such determination is made as appropriate.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the tax treatment is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is "more-likely-than-not" that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We recorded unrecognized tax benefits of $92 million and $74 million as of December 31, 2017 and 2016, respectively. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may be different.
Our major tax jurisdictions are the U.S., Macao, and Singapore. We are subject to examination for years beginning 2010 in the U.S. and for years beginning 2013 in Macao and Singapore.
U.S. tax reform made significant changes to U.S. income tax laws including lowering the U.S. corporate tax rate to 21% effective beginning in 2018 and transitioning from a worldwide tax system to a territorial tax system resulting in dividends from our foreign subsidiaries not being subject to U.S. income tax and creating a one-time tax on previously unremitted earnings of foreign subsidiaries. As a result, we recorded a tax benefit of $526 million relating to the reduction of the valuation allowance on certain deferred tax assets that were previously determined not likely to be utilized and also the revaluation of our U.S. deferred tax liabilities at the reduced corporate income tax rate of 21%.
We recorded the impact of enactment of U.S. tax reform subject to Staff Accounting Bulletin ("SAB") 118, which provides for a twelve-month remeasurement period to complete the accounting required under Accounting Standards Codification ("ASC") 740. While we believe these provisional amounts represent a reasonable estimate of the ultimate enactment-related impact that U.S. tax reform will have on our consolidated financial statements, it is possible that we may materially adjust these amounts for related administrative guidance, notices, implementing regulations, potential legislative amendments and interpretations as the new tax law evolves. These adjustments could have an impact on our tax assets and liabilities, effective tax rate and earnings per share.
Recent Accounting Pronouncements
See related disclosure at "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies."
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
As of December 31, 2017, the estimated fair value of our long-term debt was approximately $9.61 billion, compared to its carrying value of $9.72 billion. The estimated fair value of our long-term debt is based on level 2 inputs

(quoted prices in markets that are not active). As our long-term debt obligations are primarily variable-rate debt, a change in LIBOR, HIBOR and SOR is not expected to have a material impact on the fair value of our long-term debt. Based on variable-rate debt levels as of December 31, 2017, a hypothetical 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost to change by approximately $98 million.
Foreign currency transaction losses for the year ended December 31, 2017 were $83 million primarily due to Singapore dollar denominated intercompany debt reported in U.S. dollars and U.S. dollar denominated intercompany debt held in Macao. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of December 31, 2017, a hypothetical 100 basis points change in the U.S. dollar/SGD exchange rate would cause a foreign currency transaction gain/loss of approximately $12 million and a hypothetical 100 basis points change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $15 million. We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
See also "— Liquidity and Capital Resources," "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt," and "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11 — Fair Value Measurements."

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Las Vegas Sands Corp. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 23, 2018
We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Las Vegas Sands Corp. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017 of the Company and our report dated February 23, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 23, 2018

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,419	$2,128
Restricted cash and cash equivalents	11	10
Accounts receivable, net	615	776
Inventories	47	46
Prepaid expenses and other	115	138
Total current assets	3,207	3,098
Property and equipment, net	15,516	15,903
Deferred income taxes, net	493	—
Leasehold interests in land, net	1,237	1,210
Intangible assets, net	89	103
Other assets, net	145	155
Total assets	$20,687	$20,469
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$171	$128
Construction payables	152	384
Other accrued liabilities	2,068	1,935
Income taxes payable	261	192
Current maturities of long-term debt	296	167
Total current liabilities	2,948	2,806
Other long-term liabilities	147	126
Deferred income taxes	206	200
Deferred amounts related to mall sale transactions	407	413
Long-term debt	9,344	9,428
Total liabilities	13,052	12,973
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 831 and 830 shares issued, 789 and 795 shares outstanding	1	1
Treasury stock, at cost, 42 and 35 shares	(2,818)	(2,443)
Capital in excess of par value	6,580	6,516
Accumulated other comprehensive income (loss)	14	(119)
Retained earnings	2,716	2,222
Total Las Vegas Sands Corp. stockholders' equity	6,493	6,177
Noncontrolling interests	1,142	1,319
Total equity	7,635	7,496
Total liabilities and equity	$20,687	$20,469
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(In millions, except per share data)
Revenues:
Casino	$10,058	$8,771	$9,083
Rooms	1,619	1,527	1,470
Food and beverage	843	774	757
Mall	651	591	564
Convention, retail and other	550	533	540
	13,721	12,196	12,414
Less — promotional allowances	(839)	(786)	(726)
Net revenues	12,882	11,410	11,688
Operating expenses:
Casino	5,402	4,838	5,114
Rooms	286	262	262
Food and beverage	448	421	403
Mall	76	64	61
Convention, retail and other	273	252	277
Provision for doubtful accounts	96	173	156
General and administrative	1,415	1,284	1,267
Corporate	174	256	176
Pre-opening	9	130	48
Development	13	9	10
Depreciation and amortization	1,171	1,111	999
Amortization of leasehold interests in land	37	38	39
Loss on disposal or impairment of assets	20	79	35
	9,420	8,917	8,847
Operating income	3,462	2,493	2,841
Other income (expense):
Interest income	16	10	15
Interest expense, net of amounts capitalized	(327)	(274)	(265)
Other income (expense)	(94)	31	31
Loss on modification or early retirement of debt	(5)	(5)	—
Income before income taxes	3,052	2,255	2,622
Income tax benefit (expense)	209	(239)	(236)
Net income	3,261	2,016	2,386
Net income attributable to noncontrolling interests	(455)	(346)	(420)
Net income attributable to Las Vegas Sands Corp.	$2,806	$1,670	$1,966
Earnings per share:
Basic	$3.54	$2.10	$2.47
Diluted	$3.54	$2.10	$2.47
Weighted average shares outstanding:
Basic	792	795	797
Diluted	792	795	798
Dividends declared per common share	$2.92	$2.88	$2.60
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net income	$3,261	$2,016	$2,386
Currency translation adjustment, net of reclassification adjustment and before and after tax	125	(54)	(141)
Total comprehensive income	3,386	1,962	2,245
Comprehensive income attributable to noncontrolling interests	(447)	(345)	(421)
Comprehensive income attributable to Las Vegas Sands Corp.	$2,939	$1,617	$1,824
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders' Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
	(In millions)
Balance at January 1, 2015	$1	$(2,238)	$6,429	$76	$2,946	$1,807	$9,021
Net income	—	—	—	—	1,966	420	2,386
Currency translation adjustment, net of reclassification adjustment	—	—	—	(142)	—	1	(141)
Exercise of stock options	—	—	15	—	—	2	17
Tax benefit from stock-based compensation	—	—	5	—	—	—	5
Conversion of equity awards to liability awards	—	—	(5)	—	—	(2)	(7)
Stock-based compensation	—	—	41	—	—	6	47
Repurchase of common stock	—	(205)	—	—	—	—	(205)
Dividends declared	—	—	—	—	(2,072)	(633)	(2,705)
Balance at December 31, 2015	1	(2,443)	6,485	(66)	2,840	1,601	8,418
Net income	—	—	—	—	1,670	346	2,016
Currency translation adjustment	—	—	—	(53)	—	(1)	(54)
Exercise of stock options	—	—	14	—	—	3	17
Tax shortfall from stock-based compensation	—	—	(11)	—	—	—	(11)
Conversion of equity awards to liability awards	—	—	(1)	—	—	(1)	(2)
Stock-based compensation	—	—	29	—	—	5	34
Dividends declared	—	—	—	—	(2,288)	(634)	(2,922)
Balance at December 31, 2016	1	(2,443)	6,516	(119)	2,222	1,319	7,496
Cumulative effect adjustment from change in accounting principle	—	—	3	—	(2)	(1)	—
Net income	—	—	—	—	2,806	455	3,261
Currency translation adjustment	—	—	—	133	—	(8)	125
Exercise of stock options	—	—	35	—	—	5	40
Conversion of equity awards to liability awards	—	—	(3)	—	—	(1)	(4)
Stock-based compensation	—	—	29	—	—	5	34
Repurchase of common stock	—	(375)	—	—	—	—	(375)
Dividends declared	—	—	—	—	(2,310)	(632)	(2,942)
Balance at December 31, 2017	$1	$(2,818)	$6,580	$14	$2,716	$1,142	$7,635
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash flows from operating activities:
Net income	$3,261	$2,016	$2,386
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	1,171	1,111	999
Amortization of leasehold interests in land	37	38	39
Amortization of deferred financing costs and original issue discount	42	44	44
Amortization of deferred gain on and rent from mall sale transactions	(4)	(4)	(4)
Non-cash change in deferred proceeds from sale of The Shoppes at The Palazzo	—	—	1
Non-cash loss on modification or early retirement of debt	5	2	—
Loss on disposal or impairment of assets	20	79	35
Stock-based compensation expense	34	34	46
Provision for doubtful accounts	96	173	156
Foreign exchange (gain) loss	53	(21)	(21)
Deferred income taxes	(497)	24	19
Changes in operating assets and liabilities:
Accounts receivable	83	319	49
Other assets	22	(36)	6
Accounts payable	40	19	(1)
Other liabilities	180	246	(295)
Net cash generated from operating activities	4,543	4,044	3,459
Cash flows from investing activities:
Change in restricted cash and cash equivalents	(1)	(2)	(1)
Capital expenditures	(837)	(1,398)	(1,529)
Proceeds from disposal of property and equipment	15	5	2
Acquisition of intangible assets	—	(47)	—
Net cash used in investing activities	(823)	(1,442)	(1,528)
Cash flows from financing activities:
Proceeds from exercise of stock options	40	17	17
Repurchase of common stock	(375)	—	(205)
Dividends paid	(2,943)	(2,924)	(2,707)
Proceeds from long-term debt (Note 8)	654	2,296	2,089
Repayments of long-term debt (Note 8)	(858)	(1,987)	(2,398)
Payments of deferred financing costs	(5)	(33)	(12)
Net cash used in financing activities	(3,487)	(2,631)	(3,216)
Effect of exchange rate on cash	58	(22)	(42)
Increase (decrease) in cash and cash equivalents	291	(51)	(1,327)
Cash and cash equivalents at beginning of year	2,128	2,179	3,506
Cash and cash equivalents at end of year	$2,419	$2,128	$2,179

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$269	$214	$212
Cash payments for taxes, net of refunds	$230	$204	$226
Changes in construction payables	$(232)	$20	$93
Non-cash investing and financing activities:
Change in dividends payable included in other accrued liabilities	$(1)	$(1)	$(2)
Property and equipment acquired under capital lease	$—	$6	$1
Conversion of equity awards to liability awards	$4	$2	$7
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Business of Company
Las Vegas Sands Corp. ("LVSC" or together with its subsidiaries, the "Company") is incorporated in Nevada and its common stock is traded on the New York Stock Exchange under the symbol "LVS."
The ordinary shares of the Company's subsidiary, Sands China Ltd. ("SCL," the indirect owner and operator of the majority of the Company's operations in the Macao Special Administrative Region ("Macao") of the People's Republic of China) are listed on The Main Board of The Stock Exchange of Hong Kong Limited ("SEHK"). The shares were not, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements.
Operations
The Company is a developer of destination properties ("Integrated Resorts") that feature premium accommodations, world-class gaming, entertainment and retail, convention and exhibition facilities, celebrity chef restaurants and other amenities.
Macao
The Company currently owns 70.1% of SCL, which includes the operations of The Venetian Macao Resort Hotel ("The Venetian Macao"), Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Cotai Strip (the "Four Seasons Hotel Macao"), Sands Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession agreement, which expires in June 2022.
The Company owns and operates The Venetian Macao, which anchors the Cotai Strip, the Company's master-planned development of Integrated Resorts on an area of approximately 140 acres in Macao. The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 374,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; a mall with retail and dining space of approximately 926,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.
The Company owns the Sands Cotai Central, an Integrated Resort situated across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Hotel Macao. The Sands Cotai Central opened in phases, beginning in April 2012. The property features four hotel towers: the first hotel tower, consisting of approximately 650 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; the second hotel tower, consisting of approximately 1,850 rooms and suites under the Sheraton brand; the third hotel tower, consisting of approximately 2,100 rooms and suites under the Sheraton brand; and the fourth hotel tower, consisting of approximately 400 rooms and suites under the St. Regis brand. Within Sands Cotai Central, the Company also owns and currently operates approximately 367,000 square feet of gaming space, approximately 369,000 square feet of meeting space and approximately 424,000 square feet of retail space, as well as entertainment and dining facilities.
On September 13, 2016, the Company opened The Parisian Macao, an Integrated Resort connected to The Venetian Macao and The Plaza Macao and Four Seasons Hotel Macao, which includes a 253,000 square foot casino. The Parisian Macao also features approximately 2,800 rooms and suites; approximately 300,000 square feet of retail and dining space; a meeting room complex of approximately 63,000 square feet; and a 1,200-seat theater.
The Company owns The Plaza Macao and Four Seasons Hotel Macao, which features 360 rooms and suites managed and operated by Four Seasons Hotels Inc. and is located adjacent and connected to The Venetian Macao. Within the Integrated Resort, the Company owns and operates the Plaza Casino, which features approximately 105,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 258,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities.

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
United States
Las Vegas
The Company owns and operates The Venetian Resort Hotel Casino ("The Venetian Las Vegas"), a Renaissance Venice-themed resort; The Palazzo Resort Hotel Casino ("The Palazzo"), a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the "Sands Expo Center," together with The Venetian Las Vegas and The Palazzo, the "Las Vegas Operating Properties"). The Las Vegas Operating Properties, situated on the Las Vegas Strip, is an Integrated Resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; and the Grand Canal Shoppes, which consists of two enclosed retail, dining and entertainment complexes that were sold to GGP Limited Partnership ("GGP," see "— Note 12 — Mall Activities").
Pennsylvania
The Company owns and operates the Sands Casino Resort Bethlehem (the "Sands Bethlehem"), a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. Sands Bethlehem features approximately 146,000 square feet of gaming space; a hotel tower with 282 rooms; a 150,000-square-foot retail facility; an arts and cultural center; and a 50,000-square-foot multipurpose event center. The Company owns 86% of the economic interest in the gaming, hotel and entertainment portion of the property through its ownership interest in Sands Bethworks Gaming LLC and approximately 35% of the economic interest in the retail portion of the property through its ownership interest in Sands Bethworks Retail LLC.
Development Projects
The Company is constantly evaluating opportunities to improve its product offerings, such as refreshing its meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and its gaming areas, as well as other anticipated revenue generating additions to the Company's Integrated Resorts.
Macao
In October 2017, the Company announced that it will renovate, expand and rebrand the Sands Cotai Central into a new destination Integrated Resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London's most recognizable landmarks, an expanded retail mall and an additional 350 luxury suites. The project will commence in 2018 and be phased to minimize disruption during the property's peak periods. The Company expects the project to be completed in 2020.
In October 2017, the Company announced that the tower adjacent to the Four Seasons Hotel Macao will feature an additional 295 suites. The Company has completed the structural work of the tower and plans to commence build out of the suites in 2018. The Company expects the project to be completed in 2019.
United States
The Company was constructing a high-rise residential condominium tower (the "Las Vegas Condo Tower"), located on the Las Vegas Strip between The Palazzo and The Venetian Las Vegas. In 2008, the Company suspended

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company continues to evaluate the highest return opportunity for the project and intends to recommence construction when demand and conditions improve. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, the Company could record a charge for some portion of the $122 million in capitalized construction costs (net of depreciation) as of December 31, 2017.
Other
The Company continues to evaluate current development projects and pursue new development opportunities globally.
Capital Financing Overview
The Company funds its development projects primarily through borrowings under its credit facilities and operating cash flows.
The Company held unrestricted cash and cash equivalents of $2.42 billion and restricted cash and cash equivalents of $11 million as of December 31, 2017. The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. The Company may elect to arrange additional financing to fund its planned, and any future, development projects. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof. In March 2017, the Company amended its U.S. credit facility, which refinanced the term loans in an aggregate amount of $2.18 billion, extended the maturity of the term loans to March 29, 2024, removed the requirement to prepay outstanding revolving loans and/or permanently reduce revolving commitments in certain circumstances and lowered the applicable margin credit spread for borrowings under the term loans (see "— Note 8 — Long-Term Debt — 2013 U.S. Credit Facility").
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and variable interest entities ("VIEs") in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
Management's determination of the appropriate accounting method with respect to the Company's variable interests is based on accounting standards for VIEs issued by the Financial Accounting Standards Board ("FASB"). The Company consolidates any VIEs in which it is the primary beneficiary and discloses significant variable interests in VIEs of which it is not the primary beneficiary, if any.
The Company has entered into various joint venture agreements with independent third parties. The operations of these joint ventures have been consolidated by the Company due to the Company's significant investment in these joint ventures, its power to direct the activities of the joint ventures that would significantly impact their economic performance and the obligation to absorb potentially significant losses or the rights to receive potentially significant benefits from these joint ventures. The Company evaluates its primary beneficiary designation on an ongoing basis and will assess the appropriateness of the VIE's status when events have occurred that would trigger such an analysis.
As of December 31, 2017 and 2016, the Company's consolidated joint ventures had total assets of $77 million and $79 million, respectively, and total liabilities of $198 million and $173 million, respectively. The Company's joint ventures had intercompany liabilities of $196 million and $171 million as of December 31, 2017 and 2016, respectively.
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
Accounts Receivable and Credit Risk
Accounts receivable are comprised of casino, hotel and other receivables, which do not bear interest and are recorded at cost. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. The Company also extends credit to junket operators in Macao, which receivables can be offset against commissions payable to the respective junket operators. Business or economic conditions, the legal enforceability of gaming debts, or other significant events in foreign countries could affect the collectability of receivables from customers and junket operators residing in these countries.
The allowance for doubtful accounts represents the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on an analysis of the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer's financial condition, collection history and any other known information, and the Company applies standard reserve percentages to aged account balances under the specified dollar amount. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change.
Inventories
Inventories consist primarily of food, beverage, retail products and operating supplies, which are stated at the lower of cost or net realizable value. Cost is determined by the weighted average and specific identification methods.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization, and accumulated impairment losses, if any. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, which do not exceed the lease term for leasehold improvements, as follows:

Land improvements, building and building improvements	10 to 50 years
Furniture, fixtures and equipment	3 to 20 years
Leasehold improvements	3 to 15 years
Transportation	5 to 20 years
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
During the year ended December 31, 2017, the Company changed the estimated useful lives of certain of its property and equipment based on a combination of factors accumulating over time that provided the Company with updated information to make a better estimate of the economic lives of these assets. These factors included (1) the accumulation of historical asset replacement data at the Company's operating properties, which reflects the actual length of time the Company uses certain property and equipment, (2) the stabilization of the operating, regulatory and competitive environment in each jurisdiction the Company operates in, which includes meeting the final land concession government-imposed deadlines for the Company's Macao properties on the Cotai Strip, (3) transitioning to more predictable renovation cycles at the Company's operating properties and (4) consideration of the estimated useful lives

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

assigned to buildings of the Company's peers in the gaming and hospitality industry. Based on these factors, as well as the anticipated use and condition of the assets evaluated, the Company determined that changes to the useful lives of certain property and equipment were appropriate. As a result, the Company revised the estimated useful lives of its buildings, building improvements and land improvements from a range of 15 to 40 years to 10 to 50 years and certain other furniture, fixtures and equipment from 3 to 6 years to 5 to 10 years to better reflect the estimated periods during which these assets are expected to remain in service.
This change in estimated useful lives was accounted for as a change in accounting estimate effective July 1, 2017. The impact of this change for the year ended December 31, 2017, was a decrease in depreciation and amortization expense and an increase in operating income of $112 million, and an increase in net income attributable to LVSC of $72 million, or earnings per share of $0.09 on a basic and diluted basis.
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
For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the "asset group"). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.
To estimate the undiscounted cash flows of the Company's asset groups, the Company considers all potential cash flow scenarios, which are probability weighted based on management's estimates given current conditions. Determining the recoverability of the Company's asset groups is judgmental in nature and requires the use of significant estimates and assumptions, including estimated cash flows, probability weighting of potential scenarios, costs to complete construction for assets under development, growth rates and future market conditions, among others. Future changes to the Company's estimates and assumptions based upon changes in macro-economic factors, regulatory environments, operating results or management's intentions may result in future changes to the recoverability of these asset groups.
For assets to be held for sale, the fixed assets (the "disposal group") are measured at the lower of their carrying amount or fair value less cost to sell. Losses are recognized for any initial or subsequent write-down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. Any gains or losses not previously recognized that result from the sale of the disposal group shall be recognized at the date of sale. Fixed assets are not depreciated while classified as held for sale.
During the year ended December 31, 2017, the Company recognized a loss on disposal or impairment of assets of $20 million, primarily related to dispositions at our Macao and U.S. operations. During the years ended December 31, 2016 and 2015, the Company recognized a loss on disposal or impairment of assets of $79 million and $35 million, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Capitalized Interest and Internal Costs
Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2017, 2016 and 2015, the Company capitalized $2 million, $34 million and $27 million, respectively, of interest expense.
During the years ended December 31, 2017, 2016 and 2015, the Company capitalized approximately $24 million, $29 million and $31 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
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
Indefinite Useful Life Assets
Assets with indefinite useful lives are regularly assessed to ensure they continue to meet the indefinite useful life criteria. These assets are not subject to amortization and are tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. When performing the impairment analysis, the Company may first conduct a qualitative assessment to determine whether it is "more-likely-than-not" that the asset is impaired. If the Company elects to perform a qualitative assessment and it is determined that it is "more-likely-than-not" that the asset is impaired after assessing the qualitative factors, the Company then performs an impairment test that consists of a comparison of the fair value of the asset with its carrying amount. If the fair value of the asset exceeds the carrying amount, no impairment is recognized. If the fair value of the asset does not exceed the carrying amount, an impairment will be recognized in an amount equal to the difference.
As of December 31, 2017, the Company had assets of $50 million and $17 million related to its Sands Bethlehem gaming license and table games certificate, respectively, both of which were determined to have an indefinite useful life and have been recorded within intangible assets in the accompanying consolidated balance sheets. For the year ended December 31, 2017, the Company elected to perform a quantitative analysis with the last quantitative analysis being performed during the year ended December 31, 2014. The fair value of the Company’s gaming license and table games certificate was estimated using the Company’s expected adjusted property EBITDA (as defined in “— Note 17 — Segment Information”), combined with estimated future tax-affected cash flows and a terminal value using the Gordon Growth Model, which were discounted to present value at rates commensurate with the Company’s capital structure and the prevailing borrowing rates within the casino industry in general. Adjusted property EBITDA and discounted cash flows are common measures used to value cash-intensive businesses such as casinos. Determining the fair value of the gaming license and table games certificate is judgmental in nature and requires the use of significant estimates and assumptions, including adjusted property EBITDA, growth rates, discount rates and future market conditions, among others. For the years ended December 31, 2016 and 2015, the annual impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of the most recent fair value calculation, current year and projected operating results, and macro-economic and industry conditions. The Company considered the qualitative factors and determined that it was not "more-likely-than-not" that the indefinite lived intangible assets were impaired.
Future changes to the Company's estimates and assumptions based upon changes in macro-economic factors, operating results or management's intentions may result in future changes to the fair value of the gaming license and table games certificate. No impairment charge related to these assets was recorded for the years ended December 31, 2017, 2016 and 2015.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Revenue Recognition and Promotional Allowances
Casino revenue is the aggregate of gaming wins and losses. The commissions rebated directly or indirectly through junket operators to customers, cash discounts and other cash incentives to customers related to gaming play are recorded as a reduction to gross casino revenue. Hotel revenue recognition criteria are met at the time of occupancy. Food and beverage revenue recognition criteria are met at the time of service. Deposits for future hotel occupancy, meeting space or food and beverage services contracts are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel, meeting space and food and beverage services are recognized upon cancellation by the customer and are included in convention, retail and other revenues. Mall revenue is primarily generated from base rents and overage rents received through long-term leases with retail tenants. Base rent, adjusted for contractual escalations, is recognized on a straight-lined basis over the term of the related lease. Overage rent is paid by a tenant when its sales exceed an agreed upon minimum amount and is not recognized by the Company until the thresholds are met. Convention revenues are recognized when the related service is rendered or the event is held.
In accordance with industry practice, the retail value of rooms, food and beverage, and other services furnished to the Company's patrons without charge is included in gross revenue and then deducted as promotional allowances. The estimated retail value of such promotional allowances is included in operating revenues as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Rooms	$516	$477	$408
Food and beverage	227	210	215
Convention, retail and other	96	99	103
	$839	$786	$726
The estimated departmental cost of providing such promotional allowances, which is included primarily in casino operating expenses, is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Rooms	$129	$113	$90
Food and beverage	172	155	158
Convention, retail and other	76	75	81
	$377	$343	$329
Gaming Taxes
The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes, including the goods and services tax in Singapore, are an assessment on the Company's gaming revenue and are recorded as a casino expense in the accompanying consolidated statements of operations. These taxes were $3.60 billion, $3.24 billion and $3.31 billion for the years ended December 31, 2017, 2016 and 2015, respectively.
Frequent Players Program
The Company has established promotional clubs to encourage repeat business from frequent and active slot machine and table games patrons. Members earn points primarily based on gaming activity and such points can be redeemed for cash, free play and other free goods and services. The Company accrues for club points expected to be redeemed for cash and free play as a reduction to gaming revenue and accrues for club points expected to be redeemed for free goods and services primarily as casino expense. The accruals are based on estimates and assumptions regarding the mix of cash, free play and other free goods and services that will be redeemed and the costs of providing those benefits. Historical data is used to assist in the determination of the estimated accruals.

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
Advertising Costs
Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs included in the accompanying consolidated statements of operations were $129 million, $121 million and $124 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Corporate Expenses
Corporate expense represents payroll, travel, legal fees, professional fees and various other expenses not allocated or directly related to the Company's Integrated Resort operations and related ancillary operations.
Foreign Currency
The Company accounts for foreign currency translation in accordance with related accounting standards. Gains or losses from foreign currency remeasurements are included in other income (expense). Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average exchange rates during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.
Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. The balance of accumulated other comprehensive income (loss) consisted solely of foreign currency translation adjustments. During the year ended December 31, 2015, a $5 million gain related to the dissolution of a wholly owned foreign subsidiary was reclassified from accumulated other comprehensive income (loss) and comprehensive income to other income in the accompanying consolidated statements of operations.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Weighted average common shares outstanding (used in the calculation of basic earnings per share)	792	795	797
Potential dilution from stock options and restricted stock and stock units	—	—	1
Weighted average common and common equivalent shares (used in the calculation of diluted earnings per share)	792	795	798
Antidilutive stock options excluded from the calculation of diluted earnings per share	6	7	6
Stock-Based Employee Compensation
The Company accounts for its stock-based employee compensation in accordance with accounting standards regarding share-based payment, which establishes accounting for equity instruments exchanged for employee services. Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized over the employee's requisite service period (generally the vesting period of the equity grant). The Company's

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

stock-based employee compensation plans are more fully discussed in "— Note 14 — Stock-Based Employee Compensation."
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
The Company's foreign and U.S. tax rate differential reflects the fact that income earned in Singapore and Macao is taxed at local rates, which are lower than U.S. tax rates. The Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2018. In December 2017, the Company requested an additional income tax exemption for either an additional 5-year period or through June 26, 2022, the date the Company's subconcession agreement expires.
Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is "more-likely-than-not" that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a "more-likely-than-not" realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with operating loss and tax credit carryforwards not expiring, and tax planning strategies.
The Company recorded valuation allowances on the net deferred tax assets of certain foreign jurisdictions of $261 million and $234 million, as of December 31, 2017 and 2016, respectively, and a valuation allowance on certain deferred tax assets of its U.S. operations of $4.43 billion and $3.96 billion as of December 31, 2017 and 2016, respectively, which increased during the current year primarily due to an increase in U.S. foreign tax credits. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent that the financial results of these operations improve and it becomes "more-likely-than-not" that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance in the period such determination is made as appropriate.
Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provide a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is "more-likely-than-not" that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company recorded unrecognized tax benefits of $92 million and $74 million as of December 31, 2017 and 2016, respectively. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may be different.
In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Act") also referred to as "U.S. tax reform." The Act made significant changes to U.S. income tax laws including lowering the U.S. corporate tax rate to 21% effective beginning in 2018 and transitioning from a worldwide tax system to a territorial tax system resulting in dividends from the Company's foreign subsidiaries not being subject to U.S. income tax and creating a one-time tax on previously unremitted earnings of foreign subsidiaries. As a result, the Company recorded a tax benefit of $526 million relating to the reduction of the valuation allowance on certain deferred tax assets that were previously determined not likely to be utilized and also the revaluation of the Company's U.S. deferred tax liabilities at the reduced corporate income tax rate of 21%.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company recorded the impact of enactment of U.S. tax reform subject to Staff Accounting Bulletin ("SAB") 118, which provides for a twelve month remeasurement period to complete the accounting required under Accounting Standards Codification ("ASC") 740. While the Company believes these provisional amounts represent a reasonable estimate of the ultimate enactment-related impact that U.S. tax reform will have on the Company's consolidated financial statements, it is possible that the Company may materially adjust these amounts for related administrative guidance, notices, implementing regulations, potential legislative amendments and interpretations as the new tax law evolves. These adjustments could have an impact on the Company's tax assets and liabilities, effective tax rate and earnings per share.
Accounting for Derivative Instruments and Hedging Activities
Accounting standards require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be designated as a hedge of specific financial exposures. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, on its effectiveness as a hedge. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company's exposure to market fluctuation throughout the hedge period.
The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings and foreign currency exchange rate risk associated with operations of its foreign subsidiaries. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps, forward contracts and similar instruments. The Company employed such financial instruments pursuant to this policy, none of which were designated as hedges for accounting purposes. As such, all gains and losses were recognized in other income (expense). Depending on its classification and position at the end of the reporting period, each derivative was reported as prepaid expenses and other; other assets, net; other accrued liabilities; or other long-term liabilities, as applicable, in the accompanying consolidated balance sheets. See "— Note 11 — Fair Value Measurements" for additional disclosures regarding derivatives.
Recent Accounting Pronouncements
In May 2014, the FASB issued an accounting standard update (as subsequently amended) on revenue recognition applicable to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is required to be applied on a retrospective basis, using one of two methodologies, and is effective for fiscal years beginning after December 15, 2017. The Company adopted the new standard on January 1, 2018, on a full retrospective basis. Adoption of the standard will change the presentation of, and accounting for, complimentary revenues and promotional allowances currently presented in the statements of operations in accordance with current industry standards (as indicated above, see "Revenue Recognition and Promotional Allowances"). A majority of total promotional allowances will be netted against casino revenue and expenses will be allocated among the respective categories in a different manner. Certain commission arrangements with third parties will be reclassified out of operating expenses and netted against revenue. There will also be a change in the manner in which the Company assigns value to accrued customer benefits related to its frequent players programs. The resulting liability will be recorded using the retail value of such benefits less estimated breakage and will be offset against casino revenue. When the benefits are redeemed, revenue will be recognized in the resulting category of the goods or services provided. Upon retrospective application on January 1, 2018, management estimates that net revenues and operating expenses for amounts previously reported for the years ended December 31, 2017 and 2016 will decrease in an amount not expected to exceed $200 million, primarily due to changes in the accounting for certain commissions and frequent players programs. The adoption of this guidance is not expected to have a material impact on the Company's financial condition or net income.
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
In March 2016, the FASB issued an accounting standard update to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification in the statement of cash flows and electing an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. The Company adopted this guidance effective January 1, 2017, and as a result, excess tax benefits or deficiencies related to the exercise or vesting of share-based awards are now reflected in the accompanying condensed consolidated statements of operations as a component of income tax expense, whereas previously they were recognized in stockholders' equity when realized. As a result of the prior guidance that required that deferred tax assets are not recognized for net operating loss carryforwards or credit carryforwards resulting from windfall tax benefits, the Company had windfall tax benefits of $379 million as of December 31, 2016, that were not reflected in deferred tax assets. With the adoption of the new accounting standard, the Company recorded these deferred tax assets, but established a full valuation allowance against those deferred tax assets based on the determination that it was "more-likely-than-not" that those deferred tax assets would not be realized. The accompanying consolidated statements of cash flows present excess tax benefits as an operating activity on a retrospective basis. The reclassification of the prior period had an immaterial impact on the Company's cash flows from operating and financing activities. The Company has elected to account for forfeitures as they occur rather than account for forfeitures based upon an estimated rate. This change in accounting policy was adopted on a modified retrospective basis and resulted in a $2 million cumulative effect adjustment to retained earnings.
In June 2016, the FASB issued an accounting standard update that revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that reporting period, and should be applied on a modified retrospective basis, with early adoption permitted. The Company is currently assessing the impact that the guidance will have on the Company's financial condition, results of operations and cash flows.
In August 2016, the FASB issued an accounting standard update to reduce the diversity on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period, and should be applied retrospectively, with early adoption permitted. The Company adopted this guidance as of January 1, 2018. The adoption will not have a material effect on the presentation of cash flows.
In November 2016, the FASB issued an accounting standard update to reduce the diversity on how changes in restricted cash are presented and classified on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period, and should be applied retrospectively, with early adoption permitted. The Company adopted this guidance as of January 1, 2018. The adoption will not have a material effect on the presentation of its balance sheet and statement of cash flows.
Reclassification
Certain amounts in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015, have been reclassified to be consistent with the current year presentation. The reclassification had no impact on the Company's financial condition, results of operations or cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 3 — Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2017	2016
	(In millions)
Casino	$837	$1,186
Rooms	109	80
Mall	47	40
Other	64	46
	1,057	1,352
Less — allowance for doubtful accounts	(442)	(576)
	$615	$776
Note 4 — Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2017	2016
	(In millions)
Land and improvements	$672	$626
Building and improvements	17,703	17,478
Furniture, fixtures, equipment and leasehold improvements	3,999	3,720
Transportation	455	454
Construction in progress	1,179	1,094
	24,008	23,372
Less — accumulated depreciation and amortization	(8,492)	(7,469)
	$15,516	$15,903
Construction in progress consists of the following:

	December 31,
	2017	2016
	(In millions)
The Plaza Macao and Four Seasons Hotel Macao	$437	$430
Sands Cotai Central	309	286
Other	433	378
	$1,179	$1,094
The $433 million in other construction in progress as of December 31, 2017, consists primarily of construction of the Las Vegas Condo Tower and various projects at The Venetian Macao.
In accordance with the April 2004 purchase and sale agreement, as amended, between Venetian Casino Resort, LLC ("VCR") and GGP (the "Amended Agreement"), the Company sold the portion of the Grand Canal Shoppes located within The Palazzo (formerly referred to as "The Shoppes at the Palazzo," see "— Note 12 — Mall Activities — The Shoppes at The Palazzo"). Under terms of the settlement with GGP on June 24, 2011, the Company retained the $295 million of proceeds previously received and participates in certain potential future revenues earned by GGP. Under generally accepted accounting principles, the transaction has not been accounted for as a sale because the Company's participation in certain potential future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266 million of the proceeds allocated to the mall sale transaction has been recorded as deferred proceeds (a long-term financing obligation), which will accrue interest at an imputed rate and will be offset by (i) imputed rental income and (ii) rent payments made to GGP related to spaces leased back from GGP by the Company. The property

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

and equipment legally sold to GGP totaling $194 million (net of $106 million of accumulated depreciation) as of December 31, 2017, will continue to be recorded on the Company's consolidated balance sheet and will continue to be depreciated in the Company's consolidated statement of operations.
The cost and accumulated depreciation of property and equipment that the Company is leasing to third parties, primarily as part of its mall operations, was $1.31 billion and $415 million, respectively, as of December 31, 2017. The cost and accumulated depreciation of property and equipment that the Company is leasing to these third parties was $1.25 billion and $353 million, respectively, as of December 31, 2016.
The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements was $41 million and $24 million, respectively, as of December 31, 2017. The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements was $44 million and $23 million, respectively, as of December 31, 2016.
Note 5 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following:

	December 31,
	2017	2016
	(In millions)
Marina Bay Sands	$1,027	$951
Sands Cotai Central	237	238
The Venetian Macao	182	182
The Plaza Macao and Four Seasons Hotel Macao	89	89
The Parisian Macao	75	75
Sands Macao	30	29
	1,640	1,564
Less — accumulated amortization	(403)	(354)
	$1,237	$1,210
The Company amortizes the leasehold interests in land on a straight-line basis over the expected term of the lease. Amortization expense of $37 million, $38 million and $39 million was included in amortization of leasehold interests in land expense for the years ended December 31, 2017, 2016 and 2015, respectively. The estimated future amortization expense is approximately $36 million for each of the five years in the period ending December 31, 2022, and $1.40 billion thereafter at exchange rates in effect on December 31, 2017.
Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. The Company has received land concessions from the Macao government to build on the sites on which Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Cotai Central and The Parisian Macao are located. The Company does not own these land sites in Macao; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company is required to pay premiums for each parcel, as well as make annual rent payments in the amounts and at the times specified in the land concessions. The rent amounts may be revised every five years by the Macao government. As of December 31, 2017, the Company was obligated under its land concessions to make future rental payments of $5 million for each of the five years in the period ending December 31, 2022, and $55 million thereafter for a total of $80 million.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 6 — Intangible Assets, Net
Intangible assets consist of the following:

	December 31,
	2017	2016
	(In millions)
Sands Bethlehem gaming license and certificate	$67	$67

Marina Bay Sands gaming license	49	46
Trademarks and other	1	1
	50	47
Less — accumulated amortization	(28)	(11)
	22	36
Total intangible assets, net	$89	$103
In August 2007 and July 2010, the Company was issued a gaming license and certificate from the Pennsylvania Gaming Control Board for its slots and table games operations at Sands Bethlehem, respectively, which were acquired for $50 million and $17 million, respectively. The license and certificate were determined to have indefinite lives and therefore, are not subject to amortization. In April 2016, the Company paid 66 million Singapore dollars ("SGD," approximately $47 million at exchange rates in effect at the time of the transaction) to the Singapore Casino Regulatory Authority (the "CRA") as part of the process to renew its gaming license at Marina Bay Sands. This license is being amortized over its three-year term, which expires in April 2019, and is renewable upon submitting an application, paying the applicable license fee and meeting the requirements as determined by the CRA.
Amortization expense was $16 million, $15 million and $14 million for the years ended December 31, 2017, 2016 and 2015, respectively. The estimated future amortization expense is approximately $16 million for the year ending December 31, 2018, and $5 million thereafter.
Note 7 — Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31,
	2017	2016
	(In millions)
Customer deposits	$572	$508
Outstanding gaming chips and tokens	478	525
Taxes and licenses	367	312
Payroll and related	342	299
Other accruals	309	291
	$2,068	$1,935

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 8 — Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2017	2016
	(In millions)
Corporate and U.S. Related(1):
2013 U.S. Credit Facility — Extended Term B (net of unamortized original issue discount and deferred financing costs of $11)	$2,150	$—
2013 U.S. Credit Facility — Term B (net of unamortized original issue discount and deferred financing costs of $13)	—	2,170
2013 U.S. Credit Facility — Extended Revolving	—	36
Airplane Financings	—	56
HVAC Equipment Lease	12	14
Macao Related(1):
2016 VML Credit Facility — Term (net of unamortized deferred financing costs of $56 and $69, respectively)	4,043	4,049
2016 VML Credit Facility — Non-Extended Term (net of unamortized deferred financing costs of $2 and $4, respectively)	247	266
Other	5	8
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $32 and $44, respectively)	3,183	2,996
	9,640	9,595
Less — current maturities	(296)	(167)
Total long-term debt	$9,344	$9,428
____________________

(1)
Unamortized deferred financing costs of $24 million and $35 million as of December 31, 2017 and 2016, respectively, related to the U.S., Macao and Singapore revolving credit facilities are included in other assets, net in the accompanying consolidated balance sheets.

Corporate and U.S. Related Debt
2013 U.S. Credit Facility
In December 2013, the Company entered into a $3.5 billion senior secured credit facility (the "2013 U.S. Credit Facility"), which consists of a $2.25 billion funded term B loan (the "2013 U.S. Term B Facility") with an original issue discount of $11 million and a $1.25 billion revolving credit facility (the "2013 U.S. Revolving Facility"). The borrowings under the 2013 U.S. Credit Facility were used to repay the outstanding balance on the Company's prior senior secured credit facility.
During August 2016, the Company amended the 2013 U.S. Credit Facility to, among other things, obtain revolving credit commitments in the aggregate amount of $1.15 billion (the "2013 Extended U.S. Revolving Facility"), which mature on September 19, 2020, and were used to replace the commitments under, and refinance all amounts outstanding under, the existing 2013 U.S. Revolving Facility and to pay fees and expenses incurred in connection with the amendment. Borrowings under the 2013 Extended U.S. Revolving Facility will be used for general corporate purposes and working capital needs. The Company recorded a $2 million loss on early retirement of debt during the quarter ended September 30, 2016, in connection with this amendment.
During December 2016, the Company amended the 2013 U.S. Credit Facility to lower the applicable margin credit spread for adjusted Eurodollar rate term loans from 2.50% to 2.25% per annum and for alternative base rate term loans from 1.50% to 1.25% per annum. Additionally, the amendment lowers the adjusted Eurodollar rate floor from 0.75% per annum to 0.0% per annum (and thereby effectively lowers the alternative base rate floor from 1.75% per annum to 1.0% per annum). Other than the items noted above, the terms and conditions of the existing 2013 U.S. Credit

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Facility remained unchanged. The Company recorded a $2 million loss on early retirement of debt during the quarter ended December 31, 2016, in connection with this amendment.
During March 2017, the Company entered into an agreement (the "Amendment Agreement") to amend the existing 2013 U.S. Credit Facility to, among other things, refinance the term loans (by way of continuing or replacing existing term loans) in an aggregate amount of $2.18 billion (the "2013 Extended U.S. Term B Facility") and to lower the applicable margin credit spread for adjusted Eurodollar rate term loans from 2.25% to 2.0% per annum and for alternative base rate term loans from 1.25% to 1.0% per annum. Additionally, the Amendment Agreement removed the requirement to prepay outstanding revolving loans and/or permanently reduce revolving commitments in certain circumstances and extended the maturity date of the term loans from December 19, 2020 to March 29, 2024. The 2013 Extended U.S. Term B Facility is subject to quarterly amortization payments of $5 million, which began on March 31, 2017, followed by a balloon payment of $2.03 billion due on March 29, 2024. The Company recorded a $5 million loss on modification of debt during the year ended December 31, 2017, in connection with the Amendment Agreement. As of December 31, 2017, the Company had $1.15 billion of available borrowing capacity under the 2013 Extended U.S. Revolving Facility, net of outstanding letters of credit.
The 2013 U.S. Credit Facility is guaranteed by certain of the Company's domestic subsidiaries (the "Guarantors"). The obligations under the 2013 U.S. Credit Facility and the guarantees of the Guarantors are collateralized by a first-priority security interest in substantially all of Las Vegas Sands, LLC ("LVSLLC") and the Guarantors' assets, other than capital stock and similar ownership interests, certain furniture, fixtures and equipment, and certain other excluded assets.
Borrowings under the 2013 Extended U.S. Term B Facility bear interest, at the Company's option, at either an adjusted Eurodollar rate, plus a credit spread of 2.0% per annum, or at an alternative base rate, plus a credit spread of 1.0% per annum (the interest rate was set at 3.6% as of December 31, 2017). Borrowings under the 2013 U.S. Extended Revolving Facility bear interest, at the Company's option, at either an adjusted Eurodollar rate, plus a credit spread, or an alternative base rate, plus a credit spread, which credit spread in each case is determined based on the Company's corporate family rating as set forth in the pricing grid per the 2013 U.S Credit Facility, as amended (the "Corporate Rating"). The credit spread ranges from 0.125% to 0.625% per annum for loans accruing interest at the base rate and from 1.125% to 1.625% per annum for loans accruing interest at an adjusted Eurodollar rate. The 2013 Extended U.S. Revolving Facility has no interim amortization payments and matures on September 19, 2020. The Company pays a commitment fee on the undrawn amounts under the 2013 Extended U.S. Revolving Facility, which is determined based on the Corporate Rating and ranges from 0.125% to 0.25% per annum. The weighted average interest rate for the 2013 U.S Credit Facility was 3.2% during the years ended December 31, 2017 and 2016, and 3.0% during the year ended December 31, 2015.
The 2013 U.S. Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional liens, incurring additional indebtedness, making certain investments and acquiring and selling assets. The 2013 U.S. Credit Facility also requires the Guarantors to comply with a maximum ratio of net debt outstanding to adjusted earnings before interest, income taxes, depreciation and amortization, as defined ("Adjusted EBITDA") to the extent there is an outstanding balance on the 2013 Extended U.S. Revolving Facility or certain letters of credit are outstanding. The maximum leverage ratio is 5.5x for all applicable quarterly periods through maturity. Based on the actual leverage ratio as of December 31, 2017, there were no material net assets of LVSLLC restricted from being distributed under the terms of the 2013 U.S. Credit Facility. In addition to the covenants noted above, the 2013 U.S. Credit Facility contains conditions and additional events of default customary for such financings.
Airplane Financings
In February 2007, the Company entered into promissory notes totaling $72 million to finance the purchase of one airplane and to finance two others that the Company already owned. The notes consisted of balloon payment promissory notes and amortizing promissory notes, all of which had ten-year maturities and were collateralized by the related aircraft. The notes bore interest at three-month London Inter-Bank Offered Rate ("LIBOR") plus 1.5% per

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

annum. The amortizing notes, totaling $29 million, were subject to quarterly amortization payments of $1 million, which began June 1, 2007. The balloon notes, totaling $44 million, matured on March 1, 2017, and had no interim amortization payments. The weighted average interest rate on the notes was 2.4%, 2.2% and 1.8% during the years ended December 31, 2017, 2016 and 2015, respectively.
In April 2007, the Company entered into promissory notes totaling $20 million to finance the purchase of an additional airplane. The notes had ten-year maturities and consisted of a balloon payment promissory note and an amortizing promissory note. The notes bore interest at three-month LIBOR plus 1.25% per annum. The $8 million amortizing note was subject to nominal quarterly amortization payments, which began June 30, 2007. The $12 million balloon note matured on March 31, 2017, and had no interim amortization payments. The weighted average interest rate on the notes was 2.3%, 2.0% and 1.6% during the years ended December 31, 2017, 2016 and 2015, respectively.
In March 2017, the Company repaid the outstanding $56 million balance under the Airplane Financings.
HVAC Equipment Lease
In July 2009, the Company entered into a capital lease agreement with its current heating, ventilation and air conditioning ("HVAC") provider (the "HVAC Equipment Lease") to provide the operation and maintenance services for the HVAC equipment in Las Vegas. The lease has a 10-year term with a purchase option at the third, fifth, seventh and tenth anniversary dates. The Company is obligated under the agreement to make monthly payments of approximately $300,000 for the first year with automatic decreases of approximately $14,000 per month on every anniversary date. The HVAC Equipment Lease was capitalized at the present value of the future minimum lease payments at lease inception.
Macao Related Debt
2016 VML Credit Facility
On September 22, 2011, two subsidiaries of the Company, VML US Finance LLC, the Borrower, and Venetian Macau Limited ("VML"), as guarantor, entered into a credit agreement (the "2011 VML Credit Facility"), which provided for up to $3.7 billion (or equivalent in Hong Kong dollars or Macao patacas) and consisted of a $3.2 billion term loan (the "2011 VML Term Facility") that was fully drawn on November 15, 2011, and a $500 million revolving facility (the "2011 VML Revolving Facility"), that was available until October 15, 2016. Borrowings under the facility were used to repay outstanding indebtedness under previous credit facilities and would be used for working capital requirements and general corporate purposes, including for the development, construction and completion of certain components of Sands Cotai Central.
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
In April 2015, the Company entered into a joinder agreement (the "Joinder Agreement") to the 2011 VML Credit Facility. Under the Joinder Agreement, certain lenders agreed to provide term loan commitments of $1.0 billion (the "2011 VML Accordion Term"), which was funded on April 30, 2015 (the "Joinder Funding Date").
During June 2016, the Company entered into an agreement (the "VML Amendment Agreement") to amend its 2011 VML Credit Facility to, among other things, extend the maturity of a portion of the then existing term loans, modify the scheduled amortization payment dates of such term loans and obtain new term loan commitments (as so amended and restated, the "Restated VML Credit Agreement"). The Restated VML Credit Agreement became effective on August 31, 2016, upon satisfaction of all closing conditions (the "Restatement Date"). Pursuant to the Restated VML

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Credit Agreement and as of the Restatement Date, certain lenders extended the maturity of existing term loans (the "Extended Initial VML Term Loans") to May 31, 2022, the balance of which is $3.12 billion in aggregate principal amount consisting of $2.12 billion related to the Extended 2011 VML Term Facility and $1.0 billion related to the 2011 VML Accordion Term. In addition, certain lenders provided $1.0 billion in aggregate principal amount of new term loan commitments with a maturity date of May 31, 2022 (the "New VML Term Loans," and together with the Extended Initial VML Term Loans, the "2016 VML Term Loans," an aggregate principal amount of $4.12 billion). The terms and the maturity dates of the balance of the term loans under the 2011 VML Credit Facility that are not 2016 VML Term Loans (the "2016 Non-Extended VML Term Loans") in the amount of $269 million and the $2.0 billion Extended 2011 VML Revolving Facility remain unchanged (the "2016 VML Revolving Facility," and together with the 2016 VML Term Loans and the 2016 Non-Extended VML Term Loans, the "2016 VML Credit Facility"). Borrowings under the 2016 VML Term Loans will be used for working capital requirements and general corporate purposes, including to make any investment or payment not specifically prohibited by the terms of the loan documents. The Company recorded a $1 million loss on modification of debt during the year ended December 31, 2016, in connection with the VML Amendment Agreement. As of December 31, 2017, the Company had $2.0 billion of available borrowing capacity under the 2016 VML Revolving Facility. Subsequent to year-end, the Company borrowed $249 million under the 2016 VML Revolving Facility.
The indebtedness under the 2016 VML Credit Facility is guaranteed by VML, Venetian Cotai Limited, Venetian Orient Limited and certain of the Company's other foreign subsidiaries (collectively, the "2016 VML Guarantors"). The obligations under the 2016 VML Credit Facility are collateralized by a first-priority security interest in substantially all of the Borrower's and the 2016 VML Guarantors' assets, other than (1) capital stock and similar ownership interests, (2) certain furniture, fixtures, fittings and equipment and (3) certain other excluded assets.
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
Commencing with the quarterly period ended June 30, 2017, and at the end of each subsequent quarter through March 31, 2018, the Restated VML Credit Agreement requires the borrower to repay the outstanding 2016 Non-Extended VML Term Loans on a pro rata basis in an amount equal to 2.5% of the aggregate principal amount outstanding as of the Restatement Date. For the quarterly periods ending on June 30, 2018, through March 31, 2019, the borrower is required to repay the outstanding 2016 Non-Extended VML Term Loans on a pro rata basis in an amount equal to 5.0% of the aggregate principal amount outstanding as of the Restatement Date. For the quarterly periods ending on June 30 through December 31, 2019, the borrower is required to repay the outstanding 2016 Non-Extended VML Term Loans on a pro rata basis in an amount equal to 12.0% of the aggregate principal amount outstanding as of the Restatement Date. The remaining balance on the 2016 Non-Extended VML Term Loans is due on the maturity date, March 31, 2020. The 2016 VML Revolving Facility has no interim amortization payments and matures on March 31, 2020.
The 2016 VML Term Loans and the 2016 Non-Extended VML Term Loans both bear interest, at the Company's option, at either the adjusted Eurodollar rate or Hong Kong Inter-bank Offered Rate ("HIBOR"), plus a credit spread, or an alternative base rate, plus a credit spread, which credit spread in each case is determined based on the consolidated total leverage ratio as set forth in the Restated VML Credit Agreement. The credit spread ranges from 0.25% to 1.125% per annum for loans accruing interest at the base rate and from 1.25% to 2.125% per annum for loans accruing interest at an adjusted Eurodollar or HIBOR rate (set at 3.3% and 2.9% for loans accruing interest at an adjusted Eurodollar

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

and HIBOR rate, respectively, as of December 31, 2017). The Borrower will also pay standby fees of 0.5% per annum on the undrawn amounts under the 2016 VML Revolving Facility. The weighted average interest rate on the 2016 VML Credit Facility was 2.6%, 2.1% and 1.6% for the years ended December 31, 2017, 2016 and 2015, respectively.
The 2016 VML Credit Facility, as amended, contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, loans and guarantees, investments, acquisitions and asset sales, restricted payments and other distributions, affiliate transactions, and use of proceeds from the facility. The 2016 VML Credit Facility also requires the Borrower and VML to comply with financial covenants, including maximum ratios of total indebtedness to Adjusted EBITDA and minimum ratios of Adjusted EBITDA to net interest expense. The maximum leverage ratio, as amended, is 3.5x for all quarterly periods through maturity. Based on the actual leverage ratio as of December 31, 2017, there were no material net assets of the 2016 VML Guarantors restricted from being distributed under the terms of the 2016 VML Credit Facility. In addition to the covenants noted above, the 2016 VML Credit Facility contains conditions and additional events of default customary for such financings.
Singapore Related Debt
2012 Singapore Credit Facility
In June 2012, the Company's wholly owned subsidiary, Marina Bay Sands Pte. Ltd. ("MBS"), entered into a SGD 5.1 billion (approximately $3.81 billion at exchange rates in effect on December 31, 2017) credit agreement (the "2012 Singapore Credit Facility"), providing for a fully funded SGD 4.6 billion (approximately $3.44 billion at exchange rates in effect on December 31, 2017) term loan (the "2012 Singapore Term Facility") and a SGD 500 million (approximately $374 million at exchange rates in effect on December 31, 2017) revolving facility (the "2012 Singapore Revolving Facility") that was available until November 25, 2017, which included a SGD 100 million (approximately $75 million at exchange rates in effect on December 31, 2017) ancillary facility (the "2012 Singapore Ancillary Facility"). Borrowings under the 2012 Singapore Credit Facility were used to repay the outstanding balance under the previous Singapore credit facility.
In August 2014, the Company amended its 2012 Singapore Credit Facility, pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to August 28, 2020, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to February 28, 2020. As of December 31, 2017, the Company had SGD 495 million (approximately $370 million at exchange rates in effect on December 31, 2017) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.
The indebtedness under the 2012 Singapore Credit Facility is collateralized by a first-priority security interest in substantially all of MBS's assets, other than capital stock and similar ownership interests, certain furniture, fixtures and equipment and certain other excluded assets.
Commencing with the quarterly period ended December 31, 2014, and at the end of each subsequent quarter through September 30, 2018, the Company is required to repay the outstanding 2012 Singapore Term Facility in the amount of 0.5% of the aggregate principal amount outstanding as of August 29, 2014 (the "Singapore Restatement Date"). Commencing with the quarterly period ending December 31, 2018, and at the end of each subsequent quarter through September 30, 2019, the Company is required to repay the outstanding 2012 Singapore Term Facility in the amount of 5.0% of the aggregate principal amount outstanding as of the Singapore Restatement Date. Commencing with the quarterly period ending December 31, 2019, and at the end of each subsequent quarter through June 30, 2020, and on the maturity date, the Company is required to repay the outstanding 2012 Singapore Term Facility in the amount of 18.0% of the aggregate principal amount outstanding as of the Singapore Restatement Date. The 2012 Singapore Revolving Facility has no interim amortization payments and matures on February 28, 2020.
Borrowings under the 2012 Singapore Credit Facility bear interest at the Singapore Swap Offered Rate ("SOR") plus a spread of 1.85% per annum. Beginning December 23, 2012, the spread for all outstanding loans is subject to reduction based on a ratio of debt to Adjusted EBITDA (interest rate set at approximately 2.6% as of December 31, 2017). MBS pays a standby commitment fee of 35% to 40% of the spread per annum on all undrawn amounts under

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the 2012 Singapore Revolving Facility. The weighted average interest rate for the 2012 Singapore Credit Facility was 2.2% for the years ended December 31, 2017 and 2016, and 2.5% for the year ended December 31, 2015.
As of December 31, 2017 and 2016, the Company had no interest rate cap agreements in place. As of December 31, 2015, the Company had one interest rate cap agreement in place with a notional amount of SGD 100 million (approximately $75 million at exchange rates in effect on December 31, 2017), an expiration date of May 2016 and a strike rate of 3.5%. The provisions of the interest rate cap agreement entitled the Company to receive from the counterparties the amounts, if any, by which the selected market interest rate exceeds the strike rate as stated in such agreement. There was no net effect on interest expense as a result of these interest rate cap agreements for the years ended December 31, 2016 and 2015.
The 2012 Singapore Credit Facility, as amended, contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, indebtedness, loans and guarantees, investments, acquisitions and asset sales, restricted payments, affiliate transactions and use of proceeds from the facilities. The 2012 Singapore Credit Facility also requires MBS to comply with financial covenants, including maximum ratios of total indebtedness to Adjusted EBITDA, minimum ratios of Adjusted EBITDA to interest expense and a positive net worth requirement. The maximum leverage ratio, as amended, is 3.5x for the quarterly periods ended December 31, 2017 through September 30, 2019, and then decreases to, and remains at, 3.0x for all quarterly periods thereafter through maturity. Based on the actual leverage ratio as of December 31, 2017, there were no material net assets of MBS restricted from being distributed under the terms of the 2012 Singapore Credit Facility. In addition to the covenants noted above, the 2012 Singapore Credit Facility contains conditions and additional events of default customary for such financings.
Debt Covenant Compliance
As of December 31, 2017, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Proceeds from 2016 VML Credit Facility	$649	$1,000	$—
Proceeds from 2013 U.S. Credit Facility	5	296	1,090
Proceeds from 2011 VML Credit Facility	—	1,000	999
	$654	$2,296	$2,089

Repayments on 2011 VML Credit Facility	$(668)	$(1,000)	$(820)
Repayments on 2012 Singapore Credit Facility	(67)	(66)	(67)
Repayments on 2013 U.S. Credit Facility	(63)	(914)	(1,503)
Repayments on Airplane Financings	(56)	(4)	(4)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(4)	(3)	(4)
	$(858)	$(1,987)	$(2,398)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Scheduled Maturities of Capital Lease Obligations and Long-Term Debt
Maturities of capital lease obligations and long-term debt outstanding as of December 31, 2017, are summarized as follows:

	Capital Lease Obligations	Long-term Debt
	(In millions)
2018	$5	$292
2019	12	1,267
2020	1	2,380
2021	1	1,457
2022	—	2,276
Thereafter	—	2,052
	19	9,724
Less — amount representing interest	(2)	—
Total	$17	$9,724
Fair Value of Long-Term Debt
The estimated fair value of the Company's long-term debt as of December 31, 2017 and 2016, was approximately $9.61 billion and $9.58 billion, respectively, compared to its carrying value of $9.72 billion and $9.70 billion, respectively. The estimated fair value of the Company's long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
Note 9 — Equity
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of preferred stock. The Company's Board of Directors is authorized, subject to limitations prescribed by Nevada law and the Company's articles of incorporation, to determine the terms and conditions of the preferred stock, including whether the shares of preferred stock will be issued in one or more series, the number of shares to be included in each series and the powers, designations, preferences and rights of the shares. The Company's Board of Directors also is authorized to designate any qualifications, limitations or restrictions on the shares without any further vote or action by the stockholders.
Common Stock
Dividends
On March 31, June 30, September 29 and December 29, 2017, the Company paid a dividend of $0.73 per common share as part of a regular cash dividend program. During the year ended December 31, 2017, the Company recorded $2.31 billion as a distribution against retained earnings (of which $1.26 billion related to the Principal Stockholder and his family and the remaining $1.05 billion related to all other shareholders).
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In January 2018, as part of a regular cash dividend program, the Company's Board of Directors declared a quarterly dividend of $0.75 per common share (a total estimated to be approximately $592 million) to be paid on March 30, 2018, to shareholders of record on March 22, 2018.
Repurchase Program
In October 2014, the Company's Board of Directors authorized the repurchase of $2.0 billion of its outstanding common stock, which expired in October 2016. In November 2016, the Company's Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which expires in November 2018. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions. During the years ended December 31, 2017 and 2015, the Company repurchased 6,194,137 and 4,383,793 shares, respectively, of its common stock for $375 million and $205 million, respectively, (including commissions) under the Company's current and previous programs, respectively. During the year ended December 31, 2016, no shares were repurchased. All share repurchases of the Company's common stock have been recorded as treasury stock.
Rollforward of Shares of Common Stock
A summary of the outstanding shares of common stock is as follows:

Balance as of January 1, 2015	798,258,172
Exercise of stock options	688,743
Issuance of restricted stock	49,438
Vesting of restricted stock units	34,750
Forfeiture of unvested restricted stock	(2,000)
Repurchase of common stock	(4,383,793)
Balance as of December 31, 2015	794,645,310
Exercise of stock options	233,804
Issuance of restricted stock	61,546
Vesting of restricted stock units	28,750
Forfeiture of unvested restricted stock	(9,318)
Balance as of December 31, 2016	794,960,092
Exercise of stock options	617,612
Issuance of restricted stock	37,270
Vesting of restricted stock units	64,150
Repurchase of common stock	(6,194,137)
Balance as of December 31, 2017	789,484,987
Noncontrolling Interests
SCL
On February 24 and June 23, 2017, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which the Company retained $1.45 billion during the year ended December 31, 2017).
On February 26 and June 24, 2016, SCL paid a dividend of HKD 0.99 and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which the Company retained $1.45 billion during the year ended December 31, 2016).
On February 27 and July 15, 2015, SCL paid a dividend of HKD 0.99 and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which the Company retained $1.45 billion during the year ended December 31, 2015).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In January 2018, the Board of Directors of SCL declared a dividend of HKD 0.99 per share (a total of $1.02 billion, of which the Company retained approximately $717 million) to SCL shareholders of record on February 5, 2018, which was paid on February 23, 2018.
Other
During the years ended December 31, 2017, 2016 and 2015, the Company distributed $13 million, $15 million and $14 million, respectively, to certain of its noncontrolling interests.
Note 10 — Income Taxes
Consolidated income before taxes and noncontrolling interests for domestic and foreign operations is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Foreign	$2,804	$2,220	$2,547
Domestic	248	35	75
Total income before income taxes	$3,052	$2,255	$2,622
The components of the income tax (benefit) expense are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Foreign:
Current	$258	$206	$213
Deferred	12	29	3
Federal:
Current	30	9	4
Deferred	(509)	(5)	16
Total income tax (benefit) expense	$(209)	$239	$236
The reconciliation of the statutory federal income tax rate and the Company's effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. foreign tax credits	(105.9)%	(119.3)%	(100.7)%
Repatriation of foreign earnings	72.1%	79.8%	68.0%
Foreign and U.S. tax rate differential	(18.8)%	(20.4)%	(20.0)%
Change in valuation allowance	18.3%	43.2%	34.5%
Tax exempt income of foreign subsidiary (Macao)	(7.9)%	(8.7)%	(7.8)%
Other, net	0.4%	1.0%	—%
Effective tax rate	(6.8)%	10.6%	9.0%
The Company's foreign and U.S. tax rate differential reflects the fact that income earned in Singapore and Macao is taxed at local rates, which are lower than U.S. tax rates. The Company received a 5-year income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through the end of 2018. In December 2017, the Company requested an additional income tax exemption for either an additional 5-year period or through June 26, 2022, the date the Company's subconcession agreement expires. Had the Company not received the income tax exemption in Macao, consolidated net income attributable to Las Vegas Sands Corp. would have been reduced by $158 million, $127 million

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

and $132 million, and diluted earnings per share would have been reduced by $0.20, $0.16 and $0.17 per share for the years ended December 31, 2017, 2016 and 2015, respectively. In May 2014, the Company entered into an agreement with the Macao government, effective through the end of 2018 that provides for an annual payment of 42 million patacas (approximately $5 million at exchange rates in effect on December 31, 2017) that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. VML intends to request an additional agreement with the Macao government to correspond to the income tax exemption for gaming operations; however, there is no certainty that the agreement will be granted, which could have a significant impact on the Company's tax obligation in Macao and a material adverse effect on the Company's financial condition or cash flows. In September 2013, the Company and the Internal Revenue Service ("IRS") entered into a Pre-Filing Agreement providing that the Macao special gaming tax (35% of gross gaming revenue) qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. foreign tax credit.
U.S. tax reform made significant changes to U.S. income tax laws including lowering the U.S. corporate tax rate to 21% effective beginning in 2018 and transitioning from a worldwide tax system to a territorial tax system resulting in dividends from the Company's foreign subsidiaries not being subject to U.S. income tax and creating a one-time tax on previously unremitted earnings of foreign subsidiaries. As a result, the Company recorded a tax benefit of $526 million relating to the reduction of the valuation allowance on certain deferred tax assets that were previously determined not likely to be utilized and also the revaluation of its U.S. deferred tax liabilities at the reduced corporate income tax rate of 21%. The Company recorded the impact of enactment of U.S. tax reform subject to SAB 118, which provides for a twelve month measurement period to complete the accounting required under ASC 740. While the Company believes these provisional amounts represent a reasonable estimate of the ultimate enactment-related impact that U.S. tax reform will have on the Company's consolidated financial statements, it is possible that the Company may materially adjust these amounts for related administrative guidance, notices, implementing regulations, potential legislative amendments and interpretations as the new tax law evolves. These adjustments could have an impact on the Company's tax assets and liabilities, effective tax rate and earnings per share.
The primary tax affected components of the Company's net deferred tax assets (liabilities) are as follows:

	December 31,
	2017	2016
	(In millions)
Deferred tax assets:
U.S. foreign tax credit carryforwards	$4,937	$3,953
Net operating loss carryforwards	262	248
Allowance for doubtful accounts	21	31
Deferred gain on the sale of The Grand Canal Shoppes and The Shoppes at The Palazzo	16	28
Accrued expenses	16	26
Stock-based compensation	14	32
Pre-opening expenses	14	27
State deferred items	8	10
Other	—	3
	5,288	4,358
Less — valuation allowances	(4,690)	(4,197)
Total deferred tax assets	598	161
Deferred tax liabilities:
Property and equipment	(246)	(273)
Prepaid expenses	(5)	(5)
Other	(60)	(83)
Total deferred tax liabilities	(311)	(361)
Deferred tax assets (liabilities), net	$287	$(200)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In March 2016, the FASB issued an accounting standard update to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification in the statement of cash flows and electing an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. The Company adopted this guidance effective January 1, 2017, and as a result, excess tax benefits or deficiencies related to the exercise or vesting of share-based awards are now reflected in the accompanying condensed consolidated statements of operations as a component of income tax expense, whereas previously they were recognized in stockholders' equity when realized. As a result of the prior guidance that required that deferred tax assets are not recognized for net operating loss carryforwards or credit carryforwards resulting from windfall tax benefits, the Company had windfall tax benefits of $379 million as of December 31, 2016, that were not reflected in deferred tax assets. With the adoption of the new accounting standard, the Company recorded these deferred tax assets, but established a full valuation allowance against those deferred tax assets based on the determination that it was "more-likely-than-not" that those deferred tax assets would not be realized. The accompanying consolidated statements of cash flows present excess tax benefits as an operating activity on a retrospective basis. The reclassification of the prior period had an immaterial impact on the Company's cash flows from operating and financing activities. The Company has elected to account for forfeitures as they occur rather than account for forfeitures based upon an estimated rate. This change in accounting policy was adopted on a modified retrospective basis and resulted in a $(2) million cumulative effect adjustment to retained earnings.
U.S. tax reform required the Company to compute a one-time mandatory tax on the previously unremitted earnings of its foreign subsidiaries during the year ended December 31, 2017. This one-time deemed repatriation of these earnings did not result in a cash tax liability for the Company as the incremental U.S. taxable income was fully offset by the utilization of the U.S. foreign tax credits generated as a result of the deemed repatriation. In addition, the deemed repatriation generated excess U.S. foreign tax credits that will be available to be carried forward to tax years beyond 2017. The Company's U.S. foreign tax credit carryforwards were $5.0 billion and $4.14 billion as of December 31, 2017 and 2016, respectively, which will begin to expire in 2021. The Company's state net operating loss carryforwards were $237 million and $249 million as of December 31, 2017 and 2016, respectively, which will begin to expire in 2024. There was a valuation allowance of $4.43 billion and $3.96 billion as of December 31, 2017 and 2016, respectively, provided on certain net U.S. deferred tax assets, as the Company believes these assets do not meet the "more-likely-than-not" criteria for recognition. Net operating loss carryforwards for the Company's foreign subsidiaries were $2.14 billion and $2.01 billion as of December 31, 2017 and 2016, respectively, which begin to expire in 2018. There are valuation allowances of $261 million and $234 million as of December 31, 2017 and 2016, respectively, provided on the net deferred tax assets of certain foreign jurisdictions, as the Company believes these assets do not meet the "more-likely-than-not" criteria for recognition.
Undistributed earnings of subsidiaries are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in foreign jurisdictions. U.S. tax reform required the Company to compute a tax on previously unremitted earnings of its foreign subsidiaries upon transition from a worldwide tax system to a territorial tax system during the year ended December 31, 2017. The Company expects these earnings to be exempt from U.S. income tax if distributed as these earnings were taxed during the year ended December 31, 2017, under U.S. tax reform. The Company does not consider current year's tax earnings and profits of its foreign subsidiaries to be indefinitely reinvested. Beginning with the year ended December 31, 2015, the Company's major foreign subsidiaries distributed, and may continue to distribute, earnings in excess of their current year's tax earnings and profits in order to meet the Company's liquidity needs. As of December 31, 2017, the amount of earnings and profits of foreign subsidiaries that the Company does not intend to repatriate was $3.30 billion. The Company does not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. If the Company's current agreement with the Macao government that provides for a fixed annual payment that is a substitution for a 12% tax otherwise due on dividend distributions from the Company's Macao gaming operations is not extended beyond December 31, 2018, a 12% tax would be due on distributions from earnings generated after 2018.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows:

	December 31,
	2017	2016	2015
	(In millions)
Balance at the beginning of the year	$74	$65	$63
Additions to tax positions related to prior years	1	14	2
Additions to tax positions related to current year	18	7	4
Settlements	—	(10)	(1)
Lapse in statutes of limitations	(1)	(2)	(2)
Exchange rate fluctuations	—	—	(1)
Balance at the end of the year	$92	$74	$65
As of December 31, 2017, 2016 and 2015, unrecognized tax benefits of $62 million, $58 million and $57 million, respectively, were recorded as reductions to the U.S. foreign tax credit deferred tax asset. As of December 31, 2017, 2016 and 2015, unrecognized tax benefits of $30 million, $16 million and $3 million, respectively, were recorded in other long-term liabilities. As of December 31, 2015, unrecognized tax benefits of $5 million were recorded in income taxes payable.
Included in the unrecognized tax benefit balance as of December 31, 2017, 2016 and 2015, are $80 million, $65 million and $53 million, respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.
The Company's major tax jurisdictions are the U.S., Macao, and Singapore. The Company is subject to examination for tax years beginning 2010 in the U.S. and tax years beginning in 2013 in Macao and Singapore. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company's expected outcome and it could impact the provision for income taxes.
The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. Interest and penalties of $1 million were accrued as of December 31, 2017. No interest or penalties were accrued as of December 31, 2016. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.
Note 11 — Fair Value Measurements
Under applicable accounting guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance also establishes a valuation hierarchy for inputs in measuring fair value that maximizes the use of observable inputs (inputs market participants would use based on market data obtained from sources independent of the Company) and minimizes the use of unobservable inputs (inputs that reflect the Company's assumptions based upon the best information available in the circumstances) by requiring that the most observable inputs be used when available. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the assets or liabilities, either directly or indirectly. Level 3 inputs are unobservable inputs for the assets or liabilities. Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. See "— Note 2 — Summary of Significant Accounting Policies" for additional disclosures regarding derivatives.
The Company used foreign currency forward contracts as effective economic hedges to manage a portion of its foreign currency exposure. Foreign currency forward contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The aggregate notional value of these foreign currency contracts

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

was $427 million as of December 31, 2016. As these derivatives were not designated and/or did not qualify for hedge accounting, the changes in fair value were recognized as other income (expense) in the accompanying consolidated statements of operations. For the years ended December 31, 2017, 2016, and 2015, the Company recorded in other income (expense) a $12 million loss, $10 million gain and $4 million gain, respectively, related to the change in fair value of the forward contracts.
The following table provides the assets carried at fair value:

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
As of December 31, 2017
Assets
Cash equivalents(1)	$1,045	$1,045	$—	$—
As of December 31, 2016
Assets
Cash equivalents(1)	$931	$931	$—	$—
Forward contracts(2)	$12	$—	$12	$—
_________________________

(1)	The Company has short-term investments classified as cash equivalents as the original maturities are less than 90 days.

(2)
As of December 31, 2017, the Company had no foreign currency forward contracts. As of December 31, 2016, the Company had 18 foreign currency forward contracts with fair values based on recently reported market transactions of forward rates. Assets were included in prepaid expenses and other and liabilities were included in other accrued liabilities in the accompanying consolidated balance sheets.

Note 12 — Mall Activities
Operating Leases
The Company leases space at several of its Integrated Resorts to various third parties. These leases are non-cancelable operating leases with remaining lease periods that vary from 1 month to 19 years. The leases include minimum base rents with escalated contingent rent clauses. As of December 31, 2017, the future minimum rentals on these non-cancelable leases are as follows (in millions, at exchange rates in effect on December 31, 2017):

2018	$476
2019	389
2020	275
2021	190
2022	138
Thereafter	113
Total minimum future rentals	$1,581
The total minimum future rentals do not include the escalated contingent rent clauses. Contingent rentals amounted to $48 million, $36 million and $57 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Grand Canal Shoppes at The Venetian Las Vegas
In April 2004, the Company entered into an agreement to sell the portion of the Grand Canal Shoppes located within The Venetian Las Vegas (formerly referred to as "The Grand Canal Shoppes') and lease certain restaurant and other retail space at the casino level of The Venetian Las Vegas (the "Master Lease") to GGP for approximately $766 million (the "Mall Sale"). The Mall Sale closed in May 2004, and the Company realized a gain of $418 million in

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

connection with the Mall Sale. Under the Master Lease agreement, The Venetian Las Vegas leased nineteen retail and restaurant spaces on its casino level to GGP for 89 years with annual rent of one dollar and GGP assumed the various leases. In accordance with related accounting standards, the Master Lease agreement does not qualify as a sale of the real property assets, which real property was not separately legally demised. Accordingly, $109 million of the transaction has been deferred as prepaid operating lease payments to The Venetian Las Vegas, which will amortize into income on a straight-line basis over the 89-year lease term. During each of the years ended December 31, 2017, 2016 and 2015, $1 million of this deferred item was amortized and included in convention, retail and other revenue. In addition, the Company agreed with GGP to: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements as further described in "— Note 13 — Commitments and Contingencies — Other Ventures and Commitments"; (ii) lease theater space located within The Grand Canal Shoppes from GGP for a period of 25 years with fixed minimum rent of $3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $4 million; and (iv) lease certain office space from GGP for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of approximately $1 million. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. The net present value of the lease payments under clauses (ii) through (iv) on the closing date of the sale was $77 million. In accordance with related accounting standards, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the lives of the leases. During each of the years ended December 31, 2017, 2016 and 2015, $3 million of this deferred item was amortized as an offset to convention, retail and other expense. As of December 31, 2017, the Company was obligated under (ii), (iii) and (iv) above to make future payments in the amount of $8 million for each of the five years in the period ending December 31, 2022, and $54 million thereafter for a total of $94 million.
The Shoppes at The Palazzo
The Company contracted to sell a portion of the Grand Canal Shoppes (formerly referred to as The Shoppes at The Palazzo) to GGP and under the terms of the settlement with GGP on June 24, 2011, the Company retained $295 million of proceeds received and participates in certain potential future revenues earned by GGP. Pursuant to the Amended Agreement, the Company agreed with GGP to lease certain spaces located within The Shoppes at The Palazzo for a period of 10 years with total fixed minimum rents of $1 million per year, subject to extension options for a period of up to 10 years and automatic increases beginning on the second lease year. As of December 31, 2017, the Company was obligated to make future payments of approximately $1 million for the year ending December 31, 2018. In accordance with related accounting standards, the transaction has not been accounted for as a sale because the Company's participation in certain potential future revenues constitutes continuing involvement in The Shoppes at The Palazzo. Therefore, $266 million of the mall sale transaction has been recorded as deferred proceeds from the sale as of December 31, 2017, which accrues interest at an imputed interest rate offset by (i) imputed rental income and (ii) rent payments made to GGP related to those spaces leased back from GGP.
In the Amended Agreement, the Company agreed to lease certain restaurant and retail space on the casino level of The Palazzo to GGP pursuant to a master lease agreement ("The Palazzo Master Lease"). Under The Palazzo Master Lease, which was executed concurrently with, and as a part of, the closing on the sale of The Shoppes at The Palazzo to GGP on February 29, 2008, The Palazzo leased nine restaurant and retail spaces on its casino level to GGP for 89 years with annual rent of one dollar and GGP assumed the various tenant operating leases for those spaces. In accordance with related accounting standards, The Palazzo Master Lease does not qualify as a sale of the real property, which real property was not separately legally demised. Accordingly, $23 million of the mall sale transaction has been deferred as prepaid operating lease payments to The Palazzo, which is amortized into income on a straight-line basis over the 89-year lease term.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 13 — Commitments and Contingencies
Litigation
The Company is involved in other litigation in addition to those noted below, arising in the normal course of business. Management has made certain estimates for potential litigation costs based upon consultation with legal counsel and has accrued a nominal amount for such costs as of December 31, 2017. Actual results could differ from these estimates; however, in the opinion of management, such litigation and claims will not have a material effect on the Company's financial condition, results of operations and cash flows.
Round Square Company Limited v. Las Vegas Sands Corp.
On October 15, 2004, Richard Suen and Round Square Company Limited ("Roundsquare") filed an action against LVSC, Las Vegas Sands, Inc. ("LVSI"), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the "District Court"), asserting a breach of an alleged agreement to pay a success fee of $5 million and 2.0% of the net profit from the Company's Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs' fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $44 million. On June 30, 2008, a judgment was entered in this matter in the amount of $59 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings, including overturning the pre-trial dismissal of the plaintiffs' breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court. On February 27, 2012, the District Court set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of Roundsquare in the amount of $70 million. On May 28, 2013, a judgment was entered in the matter in the amount of $102 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court requesting that the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court denied the Company's motion. On October 17, 2013, the District Court entered an order granting plaintiff's request for certain costs and fees associated with the litigation in the amount of approximately $1 million. On December 6, 2013, the Company filed a notice of appeal of the jury verdict with the Nevada Supreme Court. The Company filed its opening appellate brief with the Nevada Supreme Court on June 16, 2014. On August 19, 2014, the Nevada Supreme Court issued an order granting plaintiffs additional time until September 15, 2014, to file their answering brief. On September 15, 2014, Roundsquare filed a request to the Nevada Supreme Court to file a brief exceeding the maximum number of words, which was granted. On October 10, 2014, Roundsquare filed its answering brief. On January 12, 2015, the defendants filed their reply brief. On January 27, 2015, Roundsquare filed its reply brief. The Nevada Supreme Court set oral argument for December 17, 2015, before a panel of justices only to reset it for January 26, 2016, en banc. Oral arguments were presented to the Nevada Supreme Court as scheduled. On March 11, 2016, the Nevada Supreme Court issued an order affirming the judgment of liability, but reversing the damages award and remanding for a new trial on damages. On March 29, 2016, Roundsquare filed a petition for rehearing. The Nevada Supreme Court ordered an answer by the Company, which the Company filed on May 4, 2016. On May 12, 2016, Roundsquare filed a motion for leave to file a reply brief in support of its petition for rehearing, and on May 19, 2016, the Company filed an opposition to that motion. On June 24, 2016, the Nevada Supreme Court issued an order granting Roundsquare's petition for rehearing and submitting the appeal for decision on rehearing without further briefing or oral argument. On July 22, 2016, the Nevada Supreme Court once again ordered a new trial as to plaintiff Roundsquare on the issue of quantum merit damages. A pre-trial hearing was set in District Court for December 12, 2016. At the December 12, 2016 hearing, the District Court indicated that it would allow a scope of trial and additional discovery into areas the Company opposed as inconsistent with the Nevada Supreme Court's remand. The District Court issued a written order on the scope of retrial and discovery dated December 15, 2016. On January

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5, 2017, the Company moved for a stay of proceedings in the District Court, pending the Nevada Supreme Court's resolution of the Company's petition for writ of mandamus or prohibition, which was filed on January 13, 2017. On February 13, 2017, the District Court denied the motion to stay proceedings and, on February 16, 2017, the Nevada Supreme Court denied the writ. The parties are presently engaged in discovery and the damages trial date, originally set for March 26, 2018, has been vacated and the Company is awaiting a new trial date. The Company has accrued a nominal amount for estimated costs related to this legal matter as of December 31, 2017. In the event that the Company's assumptions used to evaluate this matter change in future periods, it may be required to record an additional liability for an adverse outcome. The Company intends to defend this matter vigorously.
Frank J. Fosbre, Jr. v. Las Vegas Sands Corp., Sheldon G. Adelson and William P. Weidner
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys' fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys' fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys' fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part, and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing defendants' Motion for Partial Reconsideration of the U.S. District Court's order dated August 24, 2011, striking additional portions of the plaintiffs' complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiffs filed a purported class action second amended complaint (the "Second Amended Complaint") seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process was suspended. On April 16, 2013, the case was reassigned to a new judge. On July 30, 2013, the U.S. District Court heard the motion to dismiss and took the matter under advisement. On November 7, 2013, the judge granted in part and denied in part defendants' motions to dismiss. On December 13, 2013, the defendants filed their answer to the Second Amended Complaint. Discovery in the matter resumed. On January 8, 2014, plaintiffs filed a motion to expand the certified class period, which was granted by the U.S. District Court on June 15, 2015. Fact discovery closed on July 31, 2015, and expert discovery closed on December 18, 2015. On January 22, 2016, defendants filed motions for summary judgment. Plaintiffs filed an opposition to the motions for summary judgment on March 11, 2016. Defendants filed their replies in support of summary judgment on April 8, 2016. Summary judgment in favor of the defendants was entered on January 4, 2017. The plaintiffs filed a notice of appeal on February 2, 2017, and their opening brief in support of their appeal on July 14, 2017. Defendants filed their answering briefs in opposition to the appeal on October 13, 2017. Plaintiffs filed their reply brief in support of their appeal on December 14, 2017. Oral argument on the appeal is scheduled for April 12, 2018. The Company intends to defend this matter vigorously.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Benyamin Kohanim v. Adelson, et al.
On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the "Kohanim action") on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the Foreign Corrupt Practices Act. The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the "Gaines action") on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the District Court in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012 deadline that expired on October 30, 2012. The defendants filed a motion to dismiss on November 1, 2012, based on the fact that the plaintiffs have suffered no damages. On January 23, 2013, the District Court denied the motion to dismiss in part, deferred the remainder of the motion to dismiss and stayed the proceedings until July 22, 2013. The District Court granted several successive stays since that time, but lifted the stay on April 25, 2017, following an in-chambers status check. On July 20, 2017, the District Court ordered counsel of record for all parties to appear for an August 10, 2017 status check. The District Court subsequently ordered the parties to submit supplemental briefing on the pending motion to dismiss and a hearing on that motion was held on November 9, 2017. After first entering an order dismissing the case without prejudice, the District Court on January 9, 2018, dismissed the case with prejudice at the plaintiffs’ request. Plaintiffs did not file an appeal and the matter is now closed.
Nasser Moradi, et al. v. Adelson, et al.
On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson and Matt Abbeduto filed a shareholder derivative action (the "Moradi action"), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim and Gaines actions. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiffs. On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the "LAMPERS action") on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiff. On April 22, 2011, John Zaremba filed a shareholder derivative action (the "Zaremba action") on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits and injunctive relief, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiff. On August 25, 2011, the U.S. District Court consolidated the Moradi, LAMPERS and Zaremba actions and such actions are reported as one consolidated matter. On November 17, 2011, the defendants filed a motion to dismiss or alternatively to stay the federal action due to the parallel District Court action described above. On May 25, 2012, the case was transferred to a new judge. On August 27, 2012, the U.S. District Court granted the motion to stay

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

pending a further update of the Special Litigation Committee due on October 30, 2012. On October 30, 2012, the defendants filed the update asking the judge to determine whether to continue the stay until January 31, 2013, or to address motions to dismiss. On November 7, 2012, the U.S. District Court denied defendants request for an extension of the stay but asked the parties to brief the motion to dismiss. On November 21, 2012, defendants filed their motion to dismiss. On December 21, 2012, plaintiffs filed their opposition and on January 18, 2013, defendants filed their reply. On May 31, 2013, the case was reassigned to a new judge. On April 11, 2014, the judge denied the motion to dismiss without prejudice and ordered the case stayed pending the outcome of the District Court action in Kohanim described above. Pursuant to a series of court orders, the parties have filed a number of status reports during the pendency of the stay, including most recently on January 5, 2018. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited ("AAEC") filed a claim (the "Macao action") with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. ("LVS (Nevada)"), Las Vegas Sands, LLC ("LVSLLC") and VCR (collectively, the "Defendants"). The claim is for 3.0 billion patacas (approximately $373 million at exchange rates in effect on December 31, 2017) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the "U.S. Defendants") for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC's claims against the U.S. Defendants.
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
AAEC appealed against the recognition decision to the Macao Court of Final Appeal, which, on May 6, 2015, dismissed the appeal and held the U.S. judgment to be final and have preclusive effect. The Macao Court of Final Appeal's decision became final on May 21, 2015. On June 5, 2015, the U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata. AAEC filed its response to that application on June 30, 2015. The U.S. Defendants filed their reply on July 23, 2015. On September 14, 2015, the Macao Judicial Court admitted two further legal opinions from Portuguese and U.S. law experts. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged on April 7, 2016, together with a request that the appeal be heard immediately. By a decision dated April 13, 2016, the Macao Judicial Court accepted that the appeal be heard immediately. Legal arguments were submitted May 23, 2016. AAEC replied to the legal arguments on or about July 14, 2016, which was three days late, upon payment of a penalty. The U.S. Defendants submitted a response on September 20, 2016. On December 13, 2016, the Macao Judicial Court confirmed its earlier decision not to stay the proceedings pending appeal. As of the end of December 2016, all appeals (including VML's dismissal and the res judicata appeals) were being transferred to the Macao Second Instance Court. On May 11, 2017, the Macao Second Instance Court notified the parties of its decision of refusal to deal with the appeals at the present time. The Macao Second Instance Court ordered that the court file be transferred back to the Macao Judicial Court. Evidence gathering

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

by the Macao Judicial Court has commenced by letters rogatory. On June 30, 2017, the Macao Judicial Court sent letters rogatory to the Public Prosecutor's office, for onward transmission to relevant authorities in the U.S. and Hong Kong. On August 10, 2017, the Hong Kong Mutual Legal Assistance Unit, International Law Division, Hong Kong Department of Justice ("HKMLAU”) responded to the Public Prosecutor and requested additional information. On August 18, 2017, the Public Prosecutor forwarded the HKMLAU request to the Macao Judicial Court. On November 14, 2017, the Public Prosecutor replied to the HKMLAU. The HKMLAU sent a further communication to the Public Prosecutor on November 29, 2017, again requesting the Macao Judicial Court provide further information to enable processing of the Hong Kong letter rogatory. On January 6, 2018, the Macao Judicial Court notified the parties accordingly.
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
Macao Concession and Subconcession
On June 26, 2002, the Macao government granted a concession to operate casinos in Macao through June 26, 2022, subject to certain qualifications, to Galaxy Casino Company Limited ("Galaxy"), a consortium of Macao and Hong Kong-based investors. During December 2002, VML and Galaxy entered into a subconcession agreement that was recognized and approved by the Macao government and allows VML to develop and operate casino projects, including The Venetian Macao, Sands Cotai Central, The Parisian Macao, the Plaza Casino at the The Plaza Macao

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

and Four Seasons Hotel Macao and Sands Macao separately from Galaxy. Beginning on December 26, 2017, the Macao government may redeem the subconcession agreement by providing the Company at least one-year prior notice.
Under the subconcession, the Company is obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2017). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,266, $18,633 and $124, respectively, at exchange rates in effect on December 31, 2017), subject to a minimum of 45 million patacas (approximately $6 million at exchange rates in effect on December 31, 2017). The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. The Company must also contribute 4% of its gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. Based on the number and types of gaming tables employed and gaming machines in operation as of December 31, 2017, the Company was obligated under its subconcession to make minimum future payments of approximately $41 million during each of the four years in the period ending December 31, 2021, and approximately $21 million during the year ending December 31, 2022.
Currently, the gaming tax in Macao is calculated as a percentage of gross gaming revenue; however, unlike Nevada, gross gaming revenue does not include deductions for credit losses. As a result, if the Company extends credit to its customers in Macao and is unable to collect on the related receivables, the Company must pay taxes on its winnings from these customers even though it was unable to collect on the related receivables. If the laws are not changed, the Company's business in Macao may not be able to realize the full benefits of extending credit to its customers.
Operating Leases
The Company leases real estate and various equipment under operating lease arrangements with terms in excess of one year. As of December 31, 2017, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (in millions):

2018	$10
2019	7
2020	4
2021	3
2022	3
Thereafter	131
Total minimum payments	$158
Expenses incurred under operating lease agreements, including those that are short-term and variable-rate in nature, totaled $82 million, $71 million and $75 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Note 14 — Stock-Based Employee Compensation
The Company has two equity award plans, the 2004 Plan and the SCL Equity Plan, which are described below. The plans provide for the granting of equity awards pursuant to the applicable provisions of the Internal Revenue Code and regulations.
Las Vegas Sands Corp. 2004 Equity Award Plan
The Company adopted the 2004 Plan for grants of options to purchase its common stock. The purpose of the 2004 Plan is to give the Company a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company's subsidiaries' or affiliates' employees, directors or officers and many of its

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

consultants are eligible for awards under the 2004 Plan. The 2004 Plan provides for an aggregate of 26,344,000 shares of the Company's common stock to be available for awards. The 2004 Plan originally had a term of ten years, but in June 2014, the Company's Board of Directors approved an amendment to the 2004 Plan, extending the term to December 2019. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2017, there were 3,601,138 shares available for grant under the 2004 Plan.
Stock option awards are granted with an exercise price equal to the fair market value (as defined in the 2004 Plan) of the Company's stock on the date of grant. The outstanding stock options generally vest over three to four years and have ten-year contractual terms. Compensation cost for all stock option grants, which all have graded vesting, is recognized on a straight-line basis over the awards' respective requisite service periods. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. Expected volatilities are based on the Company's historical volatility for a period equal to the expected life of the stock options. The expected option life is based on the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant.
Sands China Ltd. Equity Award Plan
The Company's subsidiary, SCL, adopted an equity award plan (the "SCL Equity Plan") in November 2009 for grants of options to purchase ordinary shares of SCL. The purpose of the SCL Equity Plan is to give SCL a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide SCL with a stock plan providing incentives directly related to increases in its stockholder value. Subject to certain criteria as defined in the SCL Equity Plan, SCL's subsidiaries' or affiliates' employees, directors or officers and many of its consultants are eligible for awards under the SCL Equity Plan. The SCL Equity Plan provides for an aggregate of 804,786,508 shares of SCL's common stock to be available for awards. The SCL Equity Plan has a term of ten years and no further awards may be granted after the expiration of the term. SCL's remuneration committee may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2017, there were 729,981,851 shares available for grant under the SCL Equity Plan.
Stock option awards are granted with an exercise price not less than (i) the closing price of SCL's stock on the date of grant or (ii) the average closing price of SCL's stock for the five business days immediately preceding the date of grant. The outstanding stock options generally vest over four years and have ten-year contractual terms. Compensation cost for all stock option grants, which all have graded vesting is recognized on a straight-line basis over the awards' respective requisite service periods. SCL estimates the fair value of stock options using the Black-Scholes option-pricing model. Expected volatilities are based on SCL's historical volatility for a period equal to the expected life of the stock options. The expected option life is based on the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate for periods equal to the expected term of the stock option is based on the Hong Kong Government Bond rate in effect at the time of the grant for stock options granted subsequent to March 31, 2015 and based on the Hong Kong Exchange Fund Note rate in effect at the time of the grant for stock options granted on or before March 31, 2015. The expected dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Stock-Based Employee Compensation Activity
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2017	2016	2015
LVSC 2004 Plan:
Weighted average volatility	26.7%	33.5%	37.3%
Expected term (in years)	5.1	5.6	5.8
Risk-free rate	1.9%	1.4%	1.3%
Expected dividend yield	4.7%	5.7%	4.7%
SCL Equity Plan:
Weighted average volatility	36.9%	40.8%	40.4%
Expected term (in years)	4.4	4.4	4.0
Risk-free rate	1.3%	1.2%	0.7%
Expected dividend yield	6.6%	5.5%	5.6%
A summary of the stock option activity for the Company's equity award plans for the year ended December 31, 2017, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
LVSC 2004 Plan:
Outstanding as of January 1, 2017	7,302,364	$59.80
Granted	1,027,108	61.96
Exercised	(617,612)	45.98
Forfeited or expired	(1,421,113)	77.88
Outstanding as of December 31, 2017	6,290,747	$57.43	6.46	$81
Exercisable as of December 31, 2017	2,463,572	$59.08	3.89	$31
SCL Equity Plan:
Outstanding as of January 1, 2017	38,185,021	$4.48
Granted	17,364,000	4.23
Exercised	(3,287,521)	3.61
Forfeited or expired	(4,009,525)	5.20
Outstanding as of December 31, 2017	48,251,975	$4.39	7.82	$54
Exercisable as of December 31, 2017	14,607,550	$5.02	6.20	$14

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of the unvested restricted stock and stock units under the Company's equity award plans for the year ended December 31, 2017, is presented below:

	Shares	Weighted Average Grant Date Fair Value
LVSC 2004 Plan:
Unvested Restricted Stock
Balance as of January 1, 2017	97,053	$51.11
Granted	37,270	58.51
Vested	(60,042)	55.64
Forfeited	—	—
Balance as of December 31, 2017	74,281	$51.17
Unvested Restricted Stock Units
Balance as of January 1, 2017	73,150	$61.59
Granted	—	—
Vested	(64,150)	60.77
Forfeited	(4,000)	60.24
Balance as of December 31, 2017	5,000	$73.20
SCL Equity Plan:
Unvested Restricted Stock Units, Equity-Settled
Balance as of January 1, 2017	852,000	$7.51
Granted	—	—
Vested	—	—
Modified to cash-settled	(852,000)	7.51
Forfeited	—	—
Balance as of December 31, 2017	—	$—
Unvested Restricted Stock Units, Cash-Settled
Balance as of January 1, 2017	235,636	$7.13
Granted	—	—
Modified from equity-settled	852,000	7.51
Vested	(235,636)	7.13
Forfeited	—	—
Balance as of December 31, 2017	852,000	$7.51
As a result of SCL cash-settling and planning to cash-settle certain future unvested restricted share units on their vesting dates, 852,000 outstanding restricted stock units under the SCL Equity Plan were modified from equity awards to cash-settled liability awards during the year ended December 31, 2017. The modification affected four employees and resulted in no additional compensation expense. The fair value of these awards is remeasured each reporting period until the vesting dates. Upon settlement, SCL will pay the grantees an amount in cash calculated based on the higher of (i) the closing price of SCL's shares on the vesting date, and (ii) the average closing price of SCL's shares for the five trading days immediately preceding the vesting date. During the year ended December 31, 2017, SCL paid $3 million to settle vested restricted share units that were previously classified as equity awards. The accrued liability associated with these cash-settled restricted stock units was $4 million as of December 31, 2017.
As of December 31, 2017, under the 2004 Plan there was $32 million of unrecognized compensation cost related to unvested stock options. The stock option and restricted stock and stock unit costs are expected to be recognized over a weighted average period of 2.2 years and 0.4 years, respectively.
As of December 31, 2017, under the SCL Equity Plan there was $20 million of unrecognized compensation cost related to unvested stock options. The stock option and restricted stock unit costs are expected to be recognized over a weighted average period of 2.6 years and 0.2 years, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The stock-based compensation activity for the 2004 Plan and SCL Equity Plan is as follows for the three years ended December 31, 2017:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions, except weighted average grant date fair values)
Compensation expense:
Stock options	$29	$25	$26
Restricted stock and stock units	5	10	20
	$34	$35	$46
Income tax benefit recognized in the consolidated statements of operations	$7	$6	$7
LVSC 2004 Plan:
Stock options granted	1,027,108	1,672,458	441,809
Weighted average grant date fair value	$8.95	$8.62	$11.97
Restricted stock granted	37,270	61,546	49,438
Weighted average grant date fair value	$58.51	$42.50	$59.57
Stock options exercised:
Intrinsic value	$11	$3	$25
Cash received	$28	$11	$13
SCL Equity Plan:
Stock options granted	17,364,000	18,407,200	6,744,000
Weighted average grant date fair value	$0.71	$0.73	$0.76
Equity-settled restricted stock units granted	—	—	118,800
Weighted average grant date fair value	$—	$—	$4.90
Stock options exercised:
Intrinsic value	$4	$2	$3
Cash received	$12	$6	$4
Note 15 — Employee Benefit Plans
The Company is self-insured for health care benefits for its U.S. employees and workers' compensation benefits for its employees at the Las Vegas Operating Properties. The liability for claims filed and estimates of claims incurred but not filed is included in other accrued liabilities in the accompanying consolidated balance sheets.
Participation in the VCR 401(k) employee savings plan is available for all eligible employees as of their date of hire. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 subject to a cap whereby the amount of the contributions do not exceed 5% of the participating employee's eligible gross wages. For the years ended December 31, 2017, 2016 and 2015, the Company's matching contributions under the savings plan were $10 million, $9 million and $10 million, respectively.
Participation in VML's provident retirement fund is available for all permanent employees after a three-month probation period. VML contributes 5% of each employee's basic salary to the fund and the employee is eligible to receive, upon resignation, 30% of these contributions after working for three consecutive years, gradually increasing to 100% after working for ten years. For the years ended December 31, 2017, 2016 and 2015, VML's contributions into the provident fund were $37 million, $35 million and $33 million, respectively.
Participation in MBS's provident retirement fund is available for all permanent employees that are Singapore residents upon joining the Company. As of December 31, 2017, MBS contributes 17% of each employee's basic salary to the fund, subject to certain caps as mandated by local regulations. The employee is eligible to receive funds upon

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

reaching the retirement age or upon meeting requirements set up by local regulations. For the years ended December 31, 2017, 2016 and 2015, MBS's contributions into the provident fund were $38 million, $35 million and $32 million, respectively.
Note 16 — Related Party Transactions
During the years ended December 31, 2017, 2016 and 2015, the Principal Stockholder and his family purchased certain services from the Company including lodging, banquet services and the use of Company personnel for approximately $3 million, $3 million and $2 million, respectively. For the year December 31, 2017, and for each of the years ended 2016 and 2015, the Company incurred and made payments of $1 million and $2 million, respectively, for food and beverage services provided by restaurants that the Principal Stockholder has an ownership interest in.
During the years ended December 31, 2017, 2016 and 2015, the Company incurred and paid certain expenses totaling $10 million, $3 million and $4 million, respectively, to its Principal Stockholder related to the Company's use of his personal aircraft and yacht (during 2016 and 2017) for business purposes. In addition, during the years ended December 31, 2017, 2016 and 2015, the Company charged and received from the Principal Stockholder $21 million, $17 million and $20 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholder's use of Company aviation personnel and assets for personal purposes.
Related party receivables were less than $1 million as of December 31, 2017 and $2 million as of December 31, 2016. Related party payables were less than $1 million as of December 31, 2017 and 2016.
Note 17 — Segment Information
The Company's principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; The Parisian Macao, which opened in September 2016; The Plaza Macao and Four Seasons Hotel Macao; Sands Macao; Marina Bay Sands; Las Vegas Operating Properties; and Sands Bethlehem. The Company also reviews construction and development activities for each of its primary projects currently under development, in addition to its reportable segments noted above, which include the renovation, expansion and rebranding of Sands Cotai Central and the additional rooms in the tower adjacent to the Four Seasons Hotel Macao in Macao, and the Las Vegas Condo Tower (which construction currently is suspended) in the United States. The Company has included Ferry Operations and Other (comprised primarily of the Company's ferry operations and various other operations that are ancillary to its properties in Macao) to reconcile to consolidated results of operations and financial condition. The Company has included Corporate and Other (which includes the Las Vegas Condo Tower and corporate activities of the Company) to reconcile to the consolidated financial condition.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company's segment information as of and for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net Revenues
Macao:
The Venetian Macao	$2,990	$2,895	$2,987
Sands Cotai Central	1,943	1,965	2,182
The Parisian Macao	1,429	413	—
The Plaza Macao and Four Seasons Hotel Macao	607	597	691
Sands Macao	640	688	879
Ferry Operations and Other	177	174	160
	7,786	6,732	6,899
Marina Bay Sands	3,154	2,799	2,952
United States:
Las Vegas Operating Properties	1,618	1,537	1,508
Sands Bethlehem	579	571	549
	2,197	2,108	2,057
Intersegment eliminations	(255)	(229)	(220)
Total net revenues	$12,882	$11,410	$11,688

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$5	$6	$6
Sands Cotai Central	—	1	1
Ferry Operations and Other	41	39	39
	46	46	46
Marina Bay Sands	8	8	10
Las Vegas Operating Properties	201	175	164
Total intersegment revenues	$255	$229	$220

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$1,132	$1,089	$1,079
Sands Cotai Central	633	616	651
The Parisian Macao	412	114	—
The Plaza Macao and Four Seasons Hotel Macao	233	221	243
Sands Macao	174	172	226
Ferry Operations and Other	23	32	23
	2,607	2,244	2,222
Marina Bay Sands	1,755	1,389	1,507
United States:
Las Vegas Operating Properties	391	356	305
Sands Bethlehem	147	141	136
	538	497	441
Consolidated adjusted property EBITDA(1)	4,900	4,130	4,170
Other Operating Costs and Expenses
Stock-based compensation	(14)	(14)	(22)
Corporate	(174)	(256)	(176)
Pre-opening	(9)	(130)	(48)
Development	(13)	(9)	(10)
Depreciation and amortization	(1,171)	(1,111)	(999)
Amortization of leasehold interests in land	(37)	(38)	(39)
Loss on disposal or impairment of assets	(20)	(79)	(35)
Operating income	3,462	2,493	2,841
Other Non-Operating Costs and Expenses
Interest income	16	10	15
Interest expense, net of amounts capitalized	(327)	(274)	(265)
Other income (expense)	(94)	31	31
Loss on modification or early retirement of debt	(5)	(5)	—
Income tax benefit (expense)	209	(239)	(236)
Net income	$3,261	$2,016	$2,386
_________________________

(1)
Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is net income before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, integrated resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. The Company has significant uses of cash flow, including capital expenditures, dividend payments, interest

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, consolidated adjusted property EBITDA as presented by the Company may not be directly comparable to similarly titled measures presented by other companies.

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Capital Expenditures
Corporate and Other	$9	$11	$11
Macao:
The Venetian Macao	153	94	82
Sands Cotai Central	86	128	403
The Parisian Macao	204	925	767
The Plaza Macao and Four Seasons Hotel Macao	22	16	15
Sands Macao	10	18	22
Ferry Operations and Other	4	4	4
	479	1,185	1,293
Marina Bay Sands	196	83	130
United States:
Las Vegas Operating Properties	123	92	77
Sands Bethlehem	30	27	18
	153	119	95
Total capital expenditures	$837	$1,398	$1,529

	December 31,
	2017	2016	2015
	(In millions)
Total Assets
Corporate and Other	$953	$465	$463
Macao:
The Venetian Macao	2,640	2,642	2,949
Sands Cotai Central	3,891	4,152	4,394
The Parisian Macao	2,496	2,711	1,649
The Plaza Macao and Four Seasons Hotel Macao	930	966	1,039
Sands Macao	282	316	373
Ferry Operations and Other	275	281	288
	10,514	11,068	10,692
Marina Bay Sands	5,054	5,031	5,497
United States:
Las Vegas Operating Properties	3,530	3,214	3,518
Sands Bethlehem	636	691	693
	4,166	3,905	4,211
Total assets	$20,687	$20,469	$20,863

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31,
	2017	2016	2015
	(In millions)
Total Long-Lived Assets(1)
Corporate and Other	$249	$264	$335
Macao:
The Venetian Macao	1,728	1,726	1,795
Sands Cotai Central	3,516	3,720	3,944
The Parisian Macao	2,375	2,572	1,646
The Plaza Macao and Four Seasons Hotel Macao	853	874	904
Sands Macao	222	245	266
Ferry Operations and Other	146	157	168
	8,840	9,294	8,723
Marina Bay Sands	4,336	4,192	4,476
United States:
Las Vegas Operating Properties	2,779	2,815	2,909
Sands Bethlehem	549	548	551
	3,328	3,363	3,460
Total long-lived assets	$16,753	$17,113	$16,994
_________________________

(1)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and leasehold interests in land, net of accumulated amortization.
Note 18 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First	Second(1)	Third(2)	Fourth(3)(4)	Total
	(In millions, except per share data)
2017
Net revenues	$3,106	$3,141	$3,199	$3,436	$12,882
Operating income	763	816	856	1,027	3,462
Net income	578	638	685	1,360	3,261
Net income attributable to Las Vegas Sands Corp.	480	545	570	1,211	2,806
Basic earnings per share	0.60	0.69	0.72	1.53	3.54
Diluted earnings per share	0.60	0.69	0.72	1.53	3.54
2016
Net revenues	$2,717	$2,649	$2,969	$3,075	$11,410
Operating income	586	518	720	669	2,493
Net income	409	394	606	607	2,016
Net income attributable to Las Vegas Sands Corp.	320	328	513	509	1,670
Basic earnings per share	0.40	0.41	0.65	0.64	2.10
Diluted earnings per share	0.40	0.41	0.65	0.64	2.10
________________________

(1)	The Company recorded a nonrecurring corporate expense of $79 million in June 2016.

(2)	During Q3 2016, the Company recorded pre-opening expenses of $86 million in connection with the opening of The Parisian Macao in September 2016.

(3)
During Q4 2016, the Company recognized a loss on disposal or impairment of assets of $64 million, primarily related to the write-off of costs related to the Las Vegas Condo Tower, as well as other dispositions at the Company's various operating properties.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(4)	During Q4 2017, the Company recorded a nonrecurring non-cash income tax benefit of $526 million due to U.S. tax reform enacted at the end of 2017.
Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
For the Years Ended December 31, 2017, 2016 and 2015

Description	Balance at Beginning of Year	Provision for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Year
	(In millions)
Allowance for doubtful accounts:
2015	$673	156	(192)	$637
2016	$637	173	(234)	$576
2017	$576	96	(230)	$442

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In millions)
Deferred income tax asset valuation allowance:
2015	$2,485	840	(23)	$3,302
2016	$3,302	907	(12)	$4,197
2017	$4,197	510	(17)	$4,690

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2017, and have concluded that they are effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter covered by this Annual Report on Form 10-K that had a material effect, or was reasonably likely to have a material effect, on the Company's internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that the Company's receipts and expenditures are being made only in accordance with authorizations of its management and directors; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, the Company's management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control — Integrated Framework (2013)."

Based on this assessment, management concluded that, as of December 31, 2017, the Company's internal control over financial reporting is effective based on this framework.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
ITEM 9B. — OTHER INFORMATION
None.
PART III

ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 20, 2018 (the "Proxy Statement"), including under the captions "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Information Regarding the Board of Directors and Board and Other Committees."
We have adopted a Code of Business Conduct and Ethics, which is posted on our website at www.sands.com, along with any amendments or waivers to the Code. Copies of the Code of Business Conduct and Ethics are available without charge by sending a written request to Investor Relations at the following address: Las Vegas Sands Corp., 3355 Las Vegas Boulevard South, Las Vegas, Nevada 89109.
ITEM 11. — EXECUTIVE COMPENSATION
We incorporate by reference the information responsive to this Item appearing in the Proxy Statement, including under the captions "Executive Compensation and Other Information," "Director Compensation," "Information Regarding the Board of Directors and Board and Other Committees" and "Compensation Committee Report" (which report is deemed to be furnished and is not deemed to be filed in any Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934).
ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We incorporate by reference the information responsive to this Item appearing in the Proxy Statement, including under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management."
ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate by reference the information responsive to this Item appearing in the Proxy Statement, including under the captions "Board of Directors," "Information Regarding the Board of Directors and Board and Other Committees" and "Certain Transactions."
ITEM 14. — PRINCIPAL ACCOUNTANT FEES AND SERVICES
We incorporate by reference the information responsive to this Item appearing in the Proxy Statement, under the caption "Fees Paid to Independent Registered Public Accounting Firm."

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
3.1
Certificate of Amended and Restated Articles of Incorporation of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.1 to the Company's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) filed on November 22, 2004).

3.2
Amended and Restated By-laws of Las Vegas Sands Corp. (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2013 and filed on February 28, 2014).

4.1
Form of Specimen Common Stock Certificate of Las Vegas Sands Corp. (incorporated by reference from Exhibit 4.1 to the Company's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) filed on November 22, 2004).

10.1
Amendment and Restatement Agreement dated as of December 19, 2013, to the Amended and Restated Credit and Guaranty Agreement dated as of August 18, 2010 among Las Vegas Sands, LLC, the Guarantors party thereto, the Lenders party thereto and The Bank of Nova Scotia (including as Exhibit A thereto the Second Amended and Restated Credit and Guaranty Agreement dated as of December 19, 2013 among Las Vegas Sands, LLC, the Guarantors party thereto, the lenders party thereto, The Bank of Nova Scotia, Barclays Bank PLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Goldman Sachs Bank USA, Credit Agricole Corporate & Investment Bank, Morgan Stanley Senior Funding, Inc., The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation) (incorporated by reference from Exhibit 10.2 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2013 and filed on February 28, 2014).

10.2
Second Amended and Restated Security Agreement, dated as of December 19, 2013, between each of the parties named as a grantor therein and The Bank of Nova Scotia, as collateral agent for the secured parties, as defined therein (incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2013 and filed on February 28, 2014).

Exhibit No.	Description of Document
10.3
First Amendment, dated as of May 2, 2016, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of December 19, 2013, among Las Vegas Sands, LLC, the Guarantors party thereto, the Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2016 and filed on August 5, 2016).

10.4
Second Amendment, dated as of August 12, 2016, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of December 19, 2013, among Las Vegas Sands, LLC, the Guarantors party thereto, the Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2016 and filed on November 4, 2016).

10.5
Third Amendment, dated as of December 27, 2016, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of December 19, 2013, among Las Vegas Sands, LLC, the Guarantors party thereto, the Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2016 and filed on February 24, 2017).

10.6
Fourth Amendment, dated as of March 29, 2017, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of December 19, 2013, among Las Vegas Sands, LLC, the Guarantors party thereto, the Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2017 and filed on May 5, 2017).

10.7
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

10.8
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

10.9
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

10.10
Credit Agreement, dated as of September 21, 2011, entered into by and among VML US Finance LLC, Venetian Macau Limited, the financial institutions listed on the signature pages thereto as Lenders, Bank of China Limited, Macau Branch ("BOC"), as administrative agent for the Lenders, Goldman Sachs (Asia) L.L.C., Goldman Sachs Lending Partners LLC, Bank of America, N.A., BOC, Barclays Capital, BNP Paribas Hong Kong Branch, Citigroup Global Markets Asia Limited, Citibank, N.A. Hong Kong Branch, Commerzbank AG, Credit Agricole Corporate and Investment Bank, Credit Suisse Securities (USA) LLC, Credit Suisse AG, Singapore Branch, Industrial and Commercial Bank of China (Macau) Limited, ING Capital L.L.C. and ING Bank NV, Singapore Bank, Sumitomo Mitsui Banking Corporation, UBS Securities LLC and United Overseas Bank Limited, as global coordinators and bookrunners for the Term Loan Facility and Revolving Credit Facility and as co-syndication agents for the Term Loan Lenders and Revolving Loan Lenders and Banco Nacional Ultramarino, S.A., DBS Bank Ltd., Oversea-Chinese Banking Corporation Limited, The Bank of Nova Scotia and Wing Lung Bank Ltd., Macau Branch, as lead arrangers for the Term Loan Facility and Revolving Credit Facility (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2011 and filed on November 9, 2011).

Exhibit No.	Description of Document
10.11
Credit Agreement, dated as of May 17, 2010, by and among Venetian Orient Limited, the financial institutions listed as Lenders on the signature pages thereto, The Bank of Nova Scotia, as Administrative Agent, Goldman Sachs Lending Partners LLC, BNP Paribas, Hong Kong Branch, Citibank, N.A., Citigroup Financial Services Limited and Citibank, N.A., Hong Kong Branch, UBS AG Hong Kong Branch, Barclays Capital, The Investment Banking Division of Barclays PLC, Bank of China Limited, Macau Branch ("BOC"), and Industrial and Commercial Bank of China (Macau) Limited ("ICBC"), as Global Coordinators and Bookrunners, and, with the exception of BOC and ICBC, as co-syndication agents for the enders, and Banco Nacional Ultramarino, S.A., DBS Bank Ltd. and Oversea-Chinese Banking Corporation Limited, as Mandated Lead Arrangers and Bookrunners (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2010 and filed on August 9, 2010).

10.12
Sponsor Agreement, dated as of May 17, 2010, by and between Sands China Ltd., The Bank of Nova Scotia, as administrative agent, and Bank of China Limited, Macau Branch, as the collateral agent (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2010 and filed on August 9, 2010).

10.13
Guaranty, dated as of May 17, 2010, is made by Sands China Ltd., and each Subsidiary of Sands China Ltd. Required from time to time to become party hereto pursuant to the Credit Agreement, in favor of and for the benefit of The Bank of Nova Scotia, as administrative agent (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2010 and filed on August 9, 2010).

10.14
Amendment and Restatement Agreement dated as of August 29, 2014, to the Facility Agreement, dated as of June 25, 2012 (as amended by an amendment agreement dated November 20, 2013), among Marina Bay Sands Pte. Ltd., as borrower, various lenders party thereto, DBS Bank Ltd. ("DBS"), Oversea-Chinese Banking Corporation Limited, United Overseas Bank Limited and  Malayan Banking Berhad, Singapore Branch, as global coordinators, DBS, as agent and security trustee, and DBS, Oversea-Chinese Banking Corporation Limited, United Overseas Bank Limited, Malayan Banking Berhad, Singapore Branch, Standard Chartered Bank, Sumitomo Mitsui Banking Corporation and CIMB Bank Berhad, Singapore Branch, as mandated lead arrangers (including as Schedule 3 thereto, the Form of Amended and Restated Facility Agreement) (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2014 and filed on November 5, 2014).

10.15
Facility Agreement, dated as of June 25, 2012, among Marina Bay Sands Pte. Ltd., as borrower, DBS Bank Ltd., Oversea-Chinese Banking Corporation Limited, United Overseas Bank Limited and Malayan Banking Berhad, Singapore Branch, as global coordinators, DBS Bank Ltd., as agent for the finance parties and security trustee for the secured parties and certain other lenders party thereto (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2012 and filed on August 9, 2012).

10.16
Construction Agency Agreement, dated as of May 1, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to Amendment No. 2 to Las Vegas Sands, Inc.'s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).

10.17
Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to Amendment No. 1 to Las Vegas Sands, Inc.'s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).

10.18
Addendum to Sands Resort Hotel and Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.20 to the Company's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.19
Improvement Phasing Agreement by and between Clark County and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.21 to the Company's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

Exhibit No.	Description of Document
10.20
Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, June 26, 2002, by and among the Macao Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands, Inc.'s Form 10-K (File No. 333-42147) for the year ended December 31, 2002 and filed on March 31, 2003).

10.21†
Subconcession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, dated December 19, 2002, between Galaxy Casino Company Limited, as concessionaire, and Venetian Macau S.A., as subconcessionaire (incorporated by reference from Exhibit 10.65 to the Company's Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-118827) dated December 10, 2004).

10.22
Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macao Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.39 to the Company's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.23
Amendment, published on April 22, 2008, to Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macau Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2008 and filed on May 9, 2008).

10.24
Land Concession Agreement, dated as of February 23, 2007, relating to the Venetian Macao, Four Seasons Macao and Site 3 among the Macau Special Administrative Region, Venetian Cotai Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2007 and filed on May 10, 2007).

10.25
Amendment published on October 28, 2008, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.26
Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.27
Supplement to Development Agreement, dated December 11, 2009, by and between Singapore Tourism Board and Marina Bay Sands PTE. LTD (incorporated by reference from Exhibit 10.76 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2009 and filed on March 1, 2010).

10.28
Energy Services Agreement, dated as of May 1, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Las Vegas Sands, Inc.'s Registration Statement on Form S-4 (File No. 333-42147) dated March 27, 1998).

10.29
Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to Las Vegas Sands, Inc.'s Annual Report on Form 10-K (File No. 333-42147) for the year ended December 31, 1999 and filed on March 30, 2000).

10.30
Energy Services Agreement Amendment No. 2, dated as of July 1, 2006, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.77 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2006 and filed on February 28, 2007).

10.31
Energy Services Agreement Amendment No. 3 dated as of February 10, 2009, by and between Trigen-Las Vegas Energy Company, LLC f/k/a Atlantic Pacific Las Vegas, LLC, Venetian Casino Resort, LLC Grand Canal Shops II, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.34 to the Company's Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

Exhibit No.	Description of Document
10.32
Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.8 to Amendment No. 1 of the Company's Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.33
Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic-Pacific Las Vegas, LLC and Interface Group-Nevada, Inc. (incorporated by reference from Exhibit 10.9 to the Company's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.34
Amended and Restated Services Agreement, dated as of November 14, 1997, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to Las Vegas Sands, Inc.'s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).

10.35
Assignment and Assumption Agreement, dated as of November 8, 2004, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Interface Operations LLC, Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.52 to the Company's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) dated November 22, 2004).

10.36
Fourth Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of February 29, 2008, by and among Interface Group — Nevada, Inc., Grand Canal Shops II, LLC, Phase II Mall Subsidiary, LLC, Venetian Casino Resort, LLC, and Palazzo Condo Tower, LLC (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2008 and filed on May 9, 2008).

10.37+
Las Vegas Sands Corp. 2004 Equity Award Plan (Amended and Restated) (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

10.38+
Form of Director Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

10.39+
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

10.40+
Form of Restricted Stock Award Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.70 to the Company's Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-118827) dated December 8, 2004).

10.41+
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.48 to the Company's Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

10.42+
Form of Nonqualified Stock Option Agreements under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.71 to the Company's Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-118827) dated December 8, 2004).

10.43+
Form of Nonqualified Stock Option Agreement under the Company's 2004 Equity Award Plan (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2009 and filed August 7, 2009).

10.44+
Form of Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.51 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2010 and filed on March 1, 2011).

10.45+
Las Vegas Sands Corp. Amended and Restated Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373 for the quarter ended June 30, 2016 and filed on August 5, 2016).

Exhibit No.	Description of Document
10.46+
Form of Director Restricted Stock Units Award Agreement under the Company's 2004 Equity Award Plan (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

10.47+	Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on February 9, 2007).
10.48
Settlement Agreement, date as of June 24, 2011, by and among Venetian Casino Resort, LLC, Phase II Mall Holding, LLC, GGP Limited Partnership, The Shoppes at the Palazzo, LLC (f/k/a Phase II Mall Subsidiary, LLC) and Grand Canal Shops II, LLC (incorporated by reference from Exhibit 10.63 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.49
Purchase and Sale Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.'s Current Report on Form 8-K (File No. 333-42147) filed on April 16, 2004).

10.50
Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to Las Vegas Sands, Inc.'s Current Report on Form 8-K (File No. 333-42147) filed on April 16, 2004).

10.51
Assignment and Assumption of Agreement and First Amendment to Agreement, dated September 30, 2004, made by Lido Casino Resort, LLC, as assignor, to Phase II Mall Holding, LLC, as assignee, and to GGP Limited Partnership, as buyer (incorporated by reference from Exhibit 10.60 to the Company's Amendment No. 1 to Registration Statement on Form S- 1 (File No. 333-118827) dated October 25, 2004).

10.52
Second Amendment, dated as of January 31, 2008, to Agreement dated as of April 12, 2004 and amended as of September 30, 2004, by and among Venetian Casino Resort, LLC, as successor-by-merger to Lido Casino Resort, LLC, Phase II Mall Holding, LLC, as successor-in-interest to Lido Casino Resort, LLC, and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2008 and filed on May 9, 2008).

10.53
Second Amended and Restated Registration Rights Agreement, dated as of November 14, 2008, by and among Las Vegas Sands Corp., Dr. Miriam Adelson and the other Adelson Holders (as defined therein) that are party to the agreement from time to time (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on November 14, 2008).

10.54
Investor Rights Agreement, dated as of September 30, 2008, by and between Las Vegas Sands Corp. and the Investor named therein (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.55
Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company's Registration Statement on Form S-1 (File No. 333-118827) dated September 3, 2004).

10.56
Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) dated November 22, 2004).

10.57
First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company's Registration Statement on Form S-1 (File No. 333-118827) dated September 3, 2004).

10.58
Tax Indemnification Agreement, dated as of December 17, 2004, by and among Las Vegas Sands Corp., Las Vegas Sands, Inc. and the stockholders named therein (incorporated by reference from Exhibit 10.56 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on April 4, 2005).

Exhibit No.	Description of Document
10.59
Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Las Vegas Sands Corp. and Interface Operations, LLC (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.60
Aircraft Time Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Interface Operations, LLC and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2009 and filed on November 9, 2009).

10.61
Aircraft Cost Sharing Agreement, dated as of November 6, 2009 and effective as of January 1, 2009, between Las Vegas Sands Corp. and Interface Operations, LLC (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2009 and filed on November 9, 2009).

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

10.66
Aircraft Time Sharing Agreement, dated as of June 18, 2004, by and between Interface Operations LLC and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.48 to the Company's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.67
Aircraft Time Sharing Agreement dated as of April 14, 2011, between Las Vegas Sands Corp. and Interface Operations, LLC (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2011).

10.68+
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.82 to the Company's Annual Report on Form 10-K (File No. 001-32373) for year ended December 31, 2010 and filed on March 1, 2011).

10.69+
Form of Restricted Stock Award agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.86 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.70+
Form of Restricted Stock Units Award agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.87 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.71+
Terms of Continued Employment, dated December 9, 2014, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.81 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2014 and filed on February 27, 2015).

10.72+
Las Vegas Sands Corp. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.88 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.73+
Form of Director Restricted Stock Units Award Agreement (with deferred settlement) under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

Exhibit No.	Description of Document
10.74+
Form of Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

10.75+
Terms of Continued Employment, dated March 28, 2016, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Patrick Dumont (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2016 and filed on May 6, 2016).

10.76+
Employment Agreement, dated August 23, 2016, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Lawrence A. Jacobs (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2017 and filed on August 4, 2017).

10.77+
Amended & Restated Employment Agreement among Las Vegas Sands Corp., Las Vegas Sands, LLC and Sheldon G. Adelson, effective as of January 1, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on September 7, 2017).

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
101*
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

_________________________

*	Filed herewith.

†
Confidential treatment has been requested and granted with respect to portions of this exhibit, and such confidential portions have been deleted and replaced with "**" and filed separately with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.

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

LAS VEGAS SANDS CORP.
February 23, 2018	/S/ SHELDON G. ADELSON
Sheldon G. Adelson, Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SHELDON G. ADELSON	Chairman of the Board, Chief Executive Officer and Director	February 23, 2018
Sheldon G. Adelson

/S/ ROBERT G. GOLDSTEIN	President, Chief Operating Officer and Director	February 23, 2018
Robert G. Goldstein

/S/ PATRICK DUMONT	Executive Vice President, Chief Financial Officer and Director	February 23, 2018
Patrick Dumont

/S/ IRWIN CHAFETZ	Director	February 23, 2018
Irwin Chafetz

/S/ MICHELINE CHAU	Director	February 23, 2018
Micheline Chau

/S/ CHARLES D. FORMAN	Director	February 23, 2018
Charles D. Forman

/S/ STEVEN L. GERARD	Director	February 23, 2018
Steven L. Gerard

/S/ GEORGE JAMIESON	Director	February 23, 2018
George Jamieson

/S/ CHARLES A. KOPPELMAN	Director	February 23, 2018
Charles A. Koppelman

/S/ LEWIS KRAMER	Director	February 23, 2018
Lewis Kramer

/S/ DAVID F. LEVI	Director	February 23, 2018
David F. Levi

/S/ RANDY HYZAK	Senior Vice President and Chief Accounting Officer	February 23, 2018
Randy Hyzak