Form 10-Q
period 2018-03-31
LAS VEGAS SANDS CORP
filed 2018-04-27
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2018
Common Stock ($0.001 par value)	789,187,996 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,628	$2,419
Restricted cash and cash equivalents	12	11
Accounts receivable, net	587	615
Inventories	46	47
Prepaid expenses and other	121	115
Total current assets	3,394	3,207
Property and equipment, net	15,485	15,516
Deferred income taxes, net	1,143	493
Leasehold interests in land, net	1,253	1,237
Intangible assets, net	85	89
Other assets, net	144	145
Total assets	$21,504	$20,687
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$159	$171
Construction payables	117	152
Other accrued liabilities	2,149	2,076
Income taxes payable	305	261
Current maturities of long-term debt	144	296
Total current liabilities	2,874	2,956
Other long-term liabilities	155	147
Deferred income taxes	205	206
Deferred amounts related to mall sale transactions	405	407
Long-term debt	9,508	9,344
Total liabilities	13,147	13,060
Commitments and contingencies (Note 7)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 832 and 831 shares issued, 789 shares outstanding	1	1
Treasury stock, at cost, 43 and 42 shares	(2,893)	(2,818)
Capital in excess of par value	6,636	6,580
Accumulated other comprehensive income	47	14
Retained earnings	3,572	2,709
Total Las Vegas Sands Corp. stockholders' equity	7,363	6,486
Noncontrolling interests	994	1,141
Total equity	8,357	7,627
Total liabilities and equity	$21,504	$20,687
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,599	$2,157
Rooms	445	398
Food and beverage	228	212
Mall	156	157
Convention, retail and other	151	143
Net revenues	3,579	3,067
Operating expenses:
Casino	1,371	1,193
Rooms	110	101
Food and beverage	172	160
Mall	17	16
Convention, retail and other	84	81
Provision for (recovery of) doubtful accounts	(16)	32
General and administrative	345	339
Corporate	56	42
Pre-opening	1	2
Development	3	3
Depreciation and amortization	264	321
Amortization of leasehold interests in land	9	10
Loss on disposal or impairment of assets	5	3
	2,421	2,303
Operating income	1,158	764
Other income (expense):
Interest income	5	3
Interest expense, net of amounts capitalized	(89)	(78)
Other expense	(26)	(36)
Loss on modification or early retirement of debt	(3)	(5)
Income before income taxes	1,045	648
Income tax benefit (expense)	571	(69)
Net income	1,616	579
Net income attributable to noncontrolling interests	(160)	(98)
Net income attributable to Las Vegas Sands Corp.	$1,456	$481
Earnings per share:
Basic	$1.85	$0.61
Diluted	$1.84	$0.61
Weighted average shares outstanding:
Basic	789	794
Diluted	790	795
Dividends declared per common share	$0.75	$0.73
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
	(In millions) (Unaudited)
Net income	$1,616	$579
Currency translation adjustment, before and after tax	28	56
Total comprehensive income	1,644	635
Comprehensive income attributable to noncontrolling interests	(155)	(96)
Comprehensive income attributable to Las Vegas Sands Corp.	$1,489	$539
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders' Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
	(In millions) (Unaudited)
Balance at January 1, 2017	$1	$(2,443)	$6,516	$(119)	$2,213	$1,318	$7,486
Cumulative effect adjustment from change in accounting principle	—	—	1	—	(2)	1	—
Net income	—	—	—	—	481	98	579
Currency translation adjustment	—	—	—	58	—	(2)	56
Exercise of stock options	—	—	3	—	—	2	5
Stock-based compensation	—	—	9	—	—	1	10
Repurchase of common stock	—	(150)	—	—	—	—	(150)
Dividends declared	—	—	—	—	(579)	(310)	(889)
Balance at March 31, 2017	$1	$(2,593)	$6,529	$(61)	$2,113	$1,108	$7,097
Balance at January 1, 2018	$1	$(2,818)	$6,580	$14	$2,709	$1,141	$7,627
Net income	—	—	—	—	1,456	160	1,616
Currency translation adjustment	—	—	—	33	—	(5)	28
Exercise of stock options	—	—	48	—	—	6	54
Stock-based compensation	—	—	8	—	—	1	9
Repurchase of common stock	—	(75)	—	—	—	—	(75)
Dividends declared	—	—	—	—	(593)	(309)	(902)
Balance at March 31, 2018	$1	$(2,893)	$6,636	$47	$3,572	$994	$8,357
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$1,616	$579
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	264	321
Amortization of leasehold interests in land	9	10
Amortization of deferred financing costs and original issue discount	11	11
Amortization of deferred gain on and rent from mall sale transactions	(1)	(1)
Loss on modification or early retirement of debt	3	5
Loss on disposal or impairment of assets	5	3
Stock-based compensation expense	8	10
Provision for (recovery of) doubtful accounts	(16)	32
Foreign exchange loss	12	18
Deferred income taxes	(653)	3
Changes in operating assets and liabilities:
Accounts receivable	47	71
Other assets	(14)	14
Accounts payable	(12)	(25)
Other liabilities	118	(88)
Net cash generated from operating activities	1,397	963
Cash flows from investing activities:
Capital expenditures	(238)	(202)
Proceeds from disposal of property and equipment	4	—
Net cash used in investing activities	(234)	(202)
Cash flows from financing activities:
Proceeds from exercise of stock options	54	5
Repurchase of common stock	(75)	(150)
Dividends paid	(902)	(889)
Proceeds from long-term debt (Note 4)	249	305
Repayments of long-term debt (Note 4)	(274)	(220)
Payments of financing costs	(29)	(5)
Net cash used in financing activities	(977)	(954)
Effect of exchange rate on cash, cash equivalents and restricted cash	24	21
Increase (decrease) in cash, cash equivalents and restricted cash	210	(172)
Cash, cash equivalents and restricted cash at beginning of period	2,430	2,138
Cash, cash equivalents and restricted cash at end of period	$2,640	$1,966
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$74	$65
Cash payments for taxes, net of refunds	$40	$30
Change in construction payables	$(35)	$(144)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Organization and Business of Company
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. ("LVSC"), a Nevada corporation, and its subsidiaries (collectively the "Company") for the year ended December 31, 2017, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations; however, the Company believes the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year. The Company's common stock is traded on the New York Stock Exchange under the symbol "LVS."
The ordinary shares of the Company's subsidiary, Sands China Ltd. ("SCL," the indirect owner and operator of the majority of the Company's operations in the Macao Special Administrative Region ("Macao") of the People's Republic of China), are listed on The Main Board of The Stock Exchange of Hong Kong Limited ("SEHK"). The shares were not, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements. The Company currently owns 70.0% of SCL.
The Company has entered into various joint venture agreements with independent third parties, which have been consolidated based on accounting standards for variable interest entities. As of March 31, 2018 and December 31, 2017, the Company's consolidated joint ventures had total assets of $77 million and total liabilities of $205 million and $198 million, respectively. The Company's joint ventures had intercompany liabilities of $203 million and $196 million as of March 31, 2018 and December 31, 2017, respectively.
On March 8, 2018, the Company entered into a purchase and sale agreement under which PCI Gaming Authority, an unincorporated, chartered instrumentality of the Poarch Band of Creek Indians, will acquire the Sands Bethlehem property in Pennsylvania for a total enterprise value of $1.30 billion. The closing of the transaction is subject to regulatory review and other closing conditions.
Development Projects
The Company is constantly evaluating opportunities to improve its product offerings, such as refreshing its meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and its gaming areas, as well as other anticipated revenue generating additions to the Company's Integrated Resorts.
Macao
In October 2017, the Company announced it will renovate, expand and rebrand the Sands Cotai Central into a new destination integrated resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks, an expanded retail mall and approximately 370 additional luxury suites located within the hotel tower that includes the suites under the St. Regis brand. Design work has commenced and construction will be phased to minimize disruption during the property’s peak periods. The Company expects the project to be completed in 2020.
In October 2017, the Company announced the tower adjacent to the Four Seasons Hotel Macao will feature approximately 280 additional premium quality suites. The Company has completed the structural work of the tower and plans to commence build out of the suites in 2018. The Company expects the project to be completed in 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Capital Financing Overview
The Company funds its development projects primarily through borrowings under its credit facilities and operating cash flows.
As of March 31, 2018 and December 31, 2017, the Company held cash, cash equivalents and restricted cash of $2.64 billion and $2.43 billion, respectively, which consisted of unrestricted cash and cash equivalents of $2.63 billion and $2.42 billion, respectively, and restricted cash of $12 million and $11 million, respectively. Restricted cash represents those amounts contractually reserved for substantial mall-related repairs and maintenance expenditures. Cash equivalents, which are short-term investments with original maturities of less than 90 days, had an estimated fair value of $1.05 billion as of March 31, 2018 and December 31, 2017. The estimated fair value of the Company's cash equivalents is based on level 1 inputs (quoted market prices in active markets). The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof.
In March 2018, the Company amended its Singapore credit facility, which refinanced the term loans in an aggregate amount of 4.80 billion Singapore dollars ("SGD," approximately $3.66 billion at exchange rates in effect on March 31, 2018), extended the maturities of the term loans and revolving loans to March 29, 2024 and September 29, 2023, respectively, and amended the amortization schedule and the leverage covenant to provide that the leverage ratio not exceed 4.0x for all quarterly periods through maturity (see "— Note 4 — Long-Term Debt — 2012 Singapore Credit Facility"). In March 2018, the Company also amended its U.S. credit facility, which refinanced the term loans in an aggregate amount of $2.16 billion, extended the maturity of the term loans to March 27, 2025, and reduced the applicable margin credit spread for borrowings under the term loans (see "— Note 4 — Long-Term Debt — 2013 U.S. Credit Facility").
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update (as subsequently amended) on revenue recognition applicable to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new standard on January 1, 2018, on a full retrospective basis (see disclosures at "— Note 2 — Revenue").
In February 2016, the FASB issued an accounting standard update on leases, which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company expects to adopt this guidance beginning January 1, 2019, and continues to assess the impact the guidance will have on its financial condition and results of operations. The primary effect of this update is expected to increase assets and liabilities on the balance sheet. The adoption of this guidance is not expected to have a material effect on net income.
In June 2016, the FASB issued an accounting standard update that revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that reporting period, and should be applied on a modified retrospective basis, with early adoption permitted. The Company is currently assessing the effect the guidance will have on the Company's financial condition, results of operations and cash flows.
In August 2016, the FASB issued an accounting standard update to reduce the diversity on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period, and

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

should be applied retrospectively, with early adoption permitted. The Company adopted this guidance as of January 1, 2018. The adoption did not have a material effect on the presentation of cash flows.
In November 2016, the FASB issued an accounting standard update to reduce the diversity on how changes in restricted cash are presented and classified on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period, and should be applied retrospectively, with early adoption permitted. The Company adopted this guidance as of January 1, 2018. The adoption did not have a material effect on the presentation of its statement of cash flows.
Reclassification
Certain amounts in the accompanying condensed consolidated balance sheet as of December 31, 2017, and the related condensed consolidated statements of operations, comprehensive income, equity and cash flows for the three months ended March 31, 2017, have been reclassified to be consistent with the current period presentation.
Note 2 — Revenue
Revenue from contracts with customers primarily consists of casino wagers, room sales, food and beverage transactions, rental income from the Company’s mall tenants, convention sales and entertainment and ferry ticket sales. These contracts can be written, oral or implied by customary business practices.
Gross casino revenue is the aggregate of gaming wins and losses. The commissions rebated to junket operators and premium players for rolling play, cash discounts and other cash incentives to patrons related to gaming play are recorded as a reduction to gross casino revenue. Gaming contracts include a performance obligation to honor the patron’s wager and typically include a performance obligation to provide a product or service to the patron on a complimentary basis to incentivize gaming or in exchange for points earned under the Company’s loyalty program.
For wagering contracts that include complimentary products and services provided by the Company to incentivize gaming, the Company allocates the stand-alone selling price of each product and service to the respective revenue type. Complimentary products or services provided under the Company's control and discretion, which are supplied by third parties, are recorded as an operating expense.
For wagering contracts that include products and services provided to a patron in exchange for points earned under the Company’s loyalty program, the Company allocates the estimated stand-alone selling price of the points earned to the loyalty program liability. The loyalty program liability is a deferral of revenue until redemption occurs. Upon redemption of loyalty program points for Company-owned products and services, the stand-alone selling price of each product or service is allocated to the respective revenue type. For redemptions of points with third parties, the redemption amount is deducted from the loyalty program liability and paid directly to the third party. Any discounts received by the Company from the third party in connection with this transaction are recorded to other revenue.
After allocation to the other revenue types for products and services provided to patrons as part of a wagering contract, the residual amount is recorded to casino revenue as soon as the wager is settled. As all wagers have similar characteristics, the Company accounts for its gaming contracts collectively on a portfolio basis versus an individual basis.
Hotel revenue recognition criteria are met at the time of occupancy. Food and beverage revenue recognition criteria are met at the time of service. Convention revenues are recognized when the related service is rendered or the event is held. Deposits for future hotel occupancy, convention space or food and beverage services contracts are recorded as deferred income until the revenue recognition criteria are met. Revenue from contracts with a combination of these services is allocated pro rata based on each service’s stand-alone selling price. Cancellation fees for hotel, meeting space and food and beverage services are recognized upon cancellation by the customer and are included in other revenues. Ferry and entertainment revenue recognition criteria are met at the completion of the ferry trip or event, respectively.
Revenue from leases is primarily recorded to mall revenue and is generated from base rents and overage rents received through long-term leases with retail tenants. Base rent, adjusted for contractual escalations, is recognized on

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

a straight-lined basis over the term of the related lease. Overage rent is paid by a tenant when its sales exceed an agreed upon minimum amount and is not recognized by the Company until the threshold is met.
Revenue Disaggregation
The Company operates Integrated Resorts internationally, in Macao and Singapore, and domestically, in Las Vegas and Pennsylvania. The Company generates revenues at its properties by providing the following types of products and services: gaming, rooms, food and beverage, mall and convention, retail and other. Revenue disaggregated by type of revenue and geographic location is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues
Three Months Ended March 31, 2018	(In millions)
Macao:
The Venetian Macao	$716	$57	$23	$53	$19	$868
Sands Cotai Central	418	82	29	14	6	549
The Parisian Macao	291	33	15	15	5	359
The Plaza Macao and Four Seasons Hotel Macao	142	9	8	31	1	191
Sands Macao	142	4	7	—	1	154
Ferry Operations and Other	—	—	—	—	39	39
	1,709	185	82	113	71	2,160
Marina Bay Sands	652	100	52	42	26	872
United States:
Las Vegas Operating Properties	120	156	88	—	113	477
Sands Bethlehem	118	4	6	1	5	134
	238	160	94	1	118	611
Intercompany eliminations(1)	—	—	—	—	(64)	(64)
Total net revenues	$2,599	$445	$228	$156	$151	$3,579
Three Months Ended March 31, 2017
Macao:
The Venetian Macao	$596	$42	$17	$51	$20	$726
Sands Cotai Central	344	65	24	19	7	459
The Parisian Macao	243	29	16	17	5	310
The Plaza Macao and Four Seasons Hotel Macao	92	8	7	31	—	138
Sands Macao	164	5	7	—	2	178
Ferry Operations and Other	—	—	—	—	38	38
	1,439	149	71	118	72	1,849
Marina Bay Sands	492	94	43	38	23	690
United States:
Las Vegas Operating Properties	104	151	91	—	99	445
Sands Bethlehem	122	4	7	1	5	139
	226	155	98	1	104	584
Intercompany eliminations(1)	—	—	—	—	(56)	(56)
Total net revenues	$2,157	$398	$212	$157	$143	$3,067
____________________

(1)	Intercompany eliminations include royalties and other intercompany services (see "— Note 8 — Segment Information).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Contract and Contract Related Liabilities
The Company provides numerous products and services to its customers. There is often a timing difference between the cash payment by the customers and recognition of revenue for each of the associated performance obligations. The Company has the following main types of liabilities associated with contracts with customers: (1) outstanding chip liability, (2) loyalty program liabilities, and (3) customer deposits and other deferred revenue for gaming and non-gaming products and services yet to be provided.
The outstanding chip liability represents the collective amounts owed to junkets and patrons in exchange for gaming chips in their possession. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. The loyalty program liabilities represent a deferral of revenue until patron redemption of points earned. The loyalty program points are expected to be redeemed and recognized as revenue within one year of being earned. The customer deposits and other deferred revenue represent cash deposits made by customers for future services provided by the Company. With the exception of mall deposits, which are tied to the terms of the lease and typically extend beyond a year, the majority of these customer deposits and other deferred revenue are expected to be recognized as revenue or refunded to the customer within one year of the date the deposit was recorded.
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program		Customer Deposits and Other Deferred Revenue(1)
	2018	2017	2018	2017	2018	2017
	(In millions)
Balance at January 1	$478	$525	$63	$69	$714	$633
Balance at March 31	592	544	63	71	749	611
Increase (decrease)	$114	$19	$—	$2	$35	$(22)
 ____________________

(1)	Of this amount, $147 million and $135 million as of March 31, 2018 and 2017, respectively, relates to mall deposits that are accounted for based on lease terms usually greater than one year.
Significant Impacts of Adoption
The adoption of the change in accounting standards related to revenue from contracts with customers resulted in the following significant impacts: (1) promotional allowances line item was eliminated from the condensed consolidated statement of operations with the amount being deducted from casino revenue, (2) the valuation of points associated with the Company’s loyalty programs was changed from cost to fair value; the loyalty program expense, previously charged to casino expense, was deducted from casino revenue to defer revenue recognition until redemption of the loyalty program points occurs; and redemption of the loyalty program points at third parties is now deducted from the loyalty program liability and paid directly to the third party, with any discounts received from the third party recorded to other revenue, and (3) the portion of junket commissions that was previously recorded to casino expense is now deducted from casino revenue. These adjustments resulted in a decrease to net revenues and operating expenses of $39 million and $40 million, respectively, and an increase in operating income of $1 million for the three months ended March 31, 2017. The cumulative effect of the adoption was recognized as a decrease in retained earnings of $8 million on January 1, 2017.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 3 — Property and Equipment, Net
Property and equipment consists of the following:

	March 31, 2018	December 31, 2017
	(In millions)
Land and improvements	$672	$672
Building and improvements	17,791	17,703
Furniture, fixtures, equipment and leasehold improvements	4,070	3,999
Transportation	459	455
Construction in progress	1,220	1,179
	24,212	24,008
Less — accumulated depreciation and amortization	(8,727)	(8,492)
	$15,485	$15,516

During the three months ended March 31, 2018 and 2017, the Company capitalized a nominal amount of interest expense. During the three months ended March 31, 2018 and 2017, the Company capitalized approximately $5 million and $7 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
During the year ended December 31, 2017, the Company completed an evaluation of the estimated useful lives of its property and equipment and determined that changes to the useful lives of certain property and equipment were appropriate. This change in estimated useful lives was accounted for as a change in accounting estimate effective July 1, 2017. The impact of this change for the three months ended March 31, 2018, was a decrease in depreciation and amortization expense and an increase in operating income of $64 million, and an increase in net income of $46 million, or earnings per share of $0.06 on a basic and diluted basis.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 4 — Long-Term Debt
Long-term debt consists of the following:

	March 31, 2018	December 31, 2017
	(In millions)
Corporate and U.S. Related(1):
2013 U.S. Credit Facility — Extended Term B (net of unamortized original issue discount and deferred financing costs of $10 and $11, respectively)	$2,151	$2,150
HVAC Equipment Lease	12	12
Macao Related(1):
2016 VML Credit Facility — Term (net of unamortized deferred financing costs of $53 and $56, respectively)	4,036	4,043
2016 VML Credit Facility — Non-Extended Term (net of unamortized deferred financing costs of $2)	240	247
Other	4	5
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $52 and $32, respectively)	3,209	3,183
	9,652	9,640
Less — current maturities	(144)	(296)
Total long-term debt	$9,508	$9,344
____________________

(1)
Unamortized deferred financing costs of $25 million and $24 million as of March 31, 2018 and December 31, 2017, respectively, related to the U.S., Macao and Singapore revolving credit facilities are included in other assets, net in the accompanying condensed consolidated balance sheets.

2013 U.S. Credit Facility
During March 2018, the Company entered into an agreement (the "Amendment Agreement") to amend the existing 2013 U.S. Credit Facility to, among other things, refinance the term loans (by way of continuing or replacing existing term loans) in an aggregate amount of $2.16 billion and to lower the applicable margin credit spread for adjusted Eurodollar rate term loans from 2.0% to 1.75% per annum and for alternative base rate term loans from 1.0% to 0.75% per annum (the interest rate was set at 3.6% as of March 31, 2018). Additionally, the Amendment Agreement extended the maturity date of the term loans from March 29, 2024 to March 27, 2025. The 2013 Extended U.S. Term B Facility is subject to quarterly amortization payments of $5 million, which will begin on June 30, 2018, followed by a balloon payment of $2.01 billion due on March 27, 2025. The Company recorded a $3 million loss on modification of debt during the three months ended March 31, 2018, in connection with the Amendment Agreement.
As of March 31, 2018, the Company had $1.14 billion of available borrowing capacity under the 2013 Extended U.S. Revolving Facility, net of outstanding letters of credit.
2016 VML Credit Facility
As of March 31, 2018, the Company had $1.99 billion of available borrowing capacity under the 2016 VML Revolving Facility.
2012 Singapore Credit Facility
During March 2018, the Company amended its 2012 Singapore Credit Facility, which refinanced the term loans in an aggregate amount of SGD 4.80 billion (approximately $3.66 billion at exchange rates in effect on March 31, 2018), pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to March 29, 2024, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to September 29, 2023. The Company recorded a $0.5 million loss on modification or early

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

retirement of debt during the three months ended March 31, 2018, in connection with the amendment. As of March 31, 2018, the Company had SGD 495 million (approximately $377 million at exchange rates in effect on March 31, 2018) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.
Commencing with the quarterly period ending June 30, 2018, and at the end of each subsequent quarter through March 31, 2022, the amended facility agreement requires the borrower to repay the outstanding 2012 Singapore Term Facility in the amount of 0.5% of the aggregate principal amount outstanding as of March 19, 2018 (the "Singapore Restatement Date"). Commencing with the quarterly period ending June 30, 2022, and at the end of each subsequent quarter through March 31, 2023, the Company is required to repay the outstanding 2012 Singapore Term Facility in the amount of 5.0% of the aggregate principal amount outstanding as of the Singapore Restatement Date. For the quarterly periods ending June 30, 2023 through the termination date of March 29, 2024, the borrower is required to repay the outstanding 2012 Singapore Term Facility in the amount of 18.0% of the aggregate principal amount outstanding as of the Singapore Restatement Date. The leverage covenant was amended to provide that the leverage ratio not exceed 4.0x on the last day of each fiscal quarter through maturity.
Debt Covenant Compliance
As of March 31, 2018, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Proceeds from 2016 VML Credit Facility	$249	$300
Proceeds from 2013 U.S. Credit Facility	—	5
	$249	$305
Repayments on 2016 VML Credit Facility	$(256)	$(100)
Repayments on 2012 Singapore Credit Facility	(17)	(16)
Repayments on 2013 U.S. Credit Facility	—	(47)
Repayments on Airplane Financings	—	(56)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(1)	(1)
	$(274)	$(220)
Fair Value of Long-Term Debt
The estimated fair value of the Company's long-term debt as of March 31, 2018 and December 31, 2017, was approximately $9.60 billion and $9.61 billion, respectively, compared to its carrying value of $9.75 billion and $9.72 billion, respectively. The estimated fair value of the Company's long-term debt is based on level 2 inputs (quoted prices in markets that are not active).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 5 — Equity and Earnings Per Share
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
Common Stock
Dividends
On March 30, 2018, the Company paid a dividend of $0.75 per common share as part of a regular cash dividend program. During the three months ended March 31, 2018, the Company recorded $593 million as a distribution against retained earnings (of which $324 million related to the principal stockholder and his family and the remaining $269 million related to all other shareholders).
On March 31, 2017, the Company paid a dividend of $0.73 per common share as part of a regular cash dividend program. During the three months ended March 31, 2017, the Company recorded $579 million as a distribution against retained earnings (of which $315 million related to the principal stockholder and his family and the remaining $264 million related to all other shareholders).
In April 2018, the Company's Board of Directors declared a quarterly dividend of $0.75 per common share (a total estimated to be approximately $592 million) to be paid on June 28, 2018, to shareholders of record on June 20, 2018.
Repurchase Program
In November 2016, the Company's Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which expires in November 2018. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions. During the three months ended March 31, 2018 and 2017, the Company repurchased 1,048,200 and 2,723,482 shares, respectively, of its common stock for $75 million and $150 million, respectively, (including commissions) under the current program. All share repurchases of the Company's common stock have been recorded as treasury stock.
Noncontrolling Interests
On February 23, 2018, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") per share to SCL shareholders (a total of $1.02 billion, of which the Company retained $717 million during the three months ended March 31, 2018). On February 24, 2017, SCL paid a dividend of HKD 0.99 per share to SCL shareholders (a total of $1.03 billion, of which the Company retained $722 million during the three months ended March 31, 2017).
On March 16, 2018, the Board of Directors of SCL approved a dividend of HKD 1.00 per share to SCL shareholders, subject to shareholder approval, to be paid on June 22, 2018, to shareholders of record on June 4, 2018.
During the three months ended March 31, 2018 and 2017, the Company distributed $3 million to certain of its noncontrolling interests.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	789	794
Potential dilution from stock options and restricted stock and stock units	1	1
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	790	795
Antidilutive stock options excluded from the calculation of diluted earnings per share	1	7
Accumulated Other Comprehensive Loss
As of March 31, 2018 and December 31, 2017, accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.
Note 6 — Income Taxes
The Company's effective income tax rate was (54.6)% for the three months ended March 31, 2018, compared to 10.6% for the three months ended March 31, 2017. The effective income tax rate for the three months ended March 31, 2018, would have been 9.5% without the discrete benefit of $670 million, as discussed further below. The effective income tax rate for the three months ended March 31, 2018 reflects a 17% statutory tax rate on the Company's Singapore operations, a 21% corporate income tax rate for its domestic operations and a zero percent tax rate on its Macao gaming operations due to the Company's income tax exemption in Macao, effective through the end of 2018.
In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Act"). The Company recorded a discrete benefit of $526 million in the fourth quarter of 2017 related to the reduction of the valuation allowance on certain deferred tax assets previously determined not likely to be utilized and also the revaluation of its U.S. deferred tax liabilities at the reduced corporate income tax rate of 21%. This discrete benefit was the provisional impact of enactment of the Act subject to Staff Accounting Bulletin ("SAB") 118, which provides for a 12-month remeasurement period to complete the accounting required under Accounting Standards Codification ("ASC") 740.
The Act made significant changes to U.S. income tax laws, including transitioning from a worldwide tax system to a territorial tax system. This change in the U.S. international tax system included the introduction of several new tax regimes that are effective as of January 1, 2018. One of the new taxes introduced is the Global Intangible Low-Taxed Income ("GILTI"), which effectively taxes the foreign earnings of U.S. multinational companies at 10.5%, half of the current corporate tax rate. During the three months ended March 31, 2018, the Company concluded how the foreign tax credits associated with this income, and allowed against the U.S. tax liability, would be utilized and the potential impact on the foreign tax credit deferred tax asset and related valuation allowance. As a result, the Company recorded a tax benefit of $670 million relating to the reduction of the valuation allowance on certain U.S. foreign tax credit assets generated prior to 2018 that were previously determined not likely to be utilized.
While management believes the provisional amounts recorded during the three months ended March 31, 2018 and the year ended December 31, 2017 represent reasonable estimates of the ultimate impact U.S. tax reform will have on the Company's consolidated financial statements, it is possible the Company may continue to materially adjust these amounts for related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations as the Act continues to evolve. These adjustments could have an impact on the Company's tax assets and liabilities, effective tax rate, net income and earnings per share.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 7 — Commitments and Contingencies
Litigation
The Company is involved in other litigation in addition to those noted below, arising in the normal course of business. Management has made certain estimates for potential litigation costs based upon consultation with legal counsel and has accrued a nominal amount for such costs as of March 31, 2018. Actual results could differ from these estimates; however, in the opinion of management, such litigation and claims will not have a material effect on the Company's financial condition, results of operations and cash flows.
Round Square Company Limited v. Las Vegas Sands Corp.
On October 15, 2004, Richard Suen and Round Square Company Limited ("Roundsquare") filed an action against LVSC, Las Vegas Sands, Inc. ("LVSI"), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the "District Court"), asserting a breach of an alleged agreement to pay a success fee of $5 million and 2.0% of the net profit from the Company's Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs' fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $44 million. On June 30, 2008, a judgment was entered in this matter in the amount of $59 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings, including overturning the pre-trial dismissal of the plaintiffs' breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court. On February 27, 2012, the District Court set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of Roundsquare in the amount of $70 million. On May 28, 2013, a judgment was entered in the matter in the amount of $102 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court requesting the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court denied the Company's motion. On October 17, 2013, the District Court entered an order granting plaintiff's request for certain costs and fees associated with the litigation in the amount of approximately $1 million. On December 6, 2013, the Company filed a notice of appeal of the jury verdict with the Nevada Supreme Court. The Company filed its opening appellate brief with the Nevada Supreme Court on June 16, 2014. On August 19, 2014, the Nevada Supreme Court issued an order granting plaintiffs additional time until September 15, 2014, to file their answering brief. On September 15, 2014, Roundsquare filed a request to the Nevada Supreme Court to file a brief exceeding the maximum number of words, which was granted. On October 10, 2014, Roundsquare filed its answering brief. On January 12, 2015, the defendants filed their reply brief. On January 27, 2015, Roundsquare filed its reply brief. The Nevada Supreme Court set oral argument for December 17, 2015, before a panel of justices only to reset it for January 26, 2016, en banc. Oral arguments were presented to the Nevada Supreme Court as scheduled. On March 11, 2016, the Nevada Supreme Court issued an order affirming the judgment of liability, but reversing the damages award and remanding for a new trial on damages. On March 29, 2016, Roundsquare filed a petition for rehearing. The Nevada Supreme Court ordered an answer by the Company, which the Company filed on May 4, 2016. On May 12, 2016, Roundsquare filed a motion for leave to file a reply brief in support of its petition for rehearing, and on May 19, 2016, the Company filed an opposition to that motion. On June 24, 2016, the Nevada Supreme Court issued an order granting Roundsquare's petition for rehearing and submitting the appeal for decision on rehearing without further briefing or oral argument. On July 22, 2016, the Nevada Supreme Court once again ordered a new trial as to plaintiff Roundsquare on the issue of quantum merit damages. A pre-trial hearing was set in District Court for December 12, 2016. At the December 12, 2016 hearing, the District Court indicated it would allow a scope of trial and additional discovery into areas the Company opposed as inconsistent with the Nevada Supreme Court's remand. The District Court issued a written order on the scope of retrial and discovery dated December 15, 2016. On January 5, 2017, the Company

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

moved for a stay of proceedings in the District Court, pending the Nevada Supreme Court's resolution of the Company's petition for writ of mandamus or prohibition, which was filed on January 13, 2017. On February 13, 2017, the District Court denied the motion to stay proceedings and, on February 16, 2017, the Nevada Supreme Court denied the writ. The parties are presently engaged in discovery and the damages trial date has been set to begin on March 4, 2019. The Company has accrued a nominal amount for estimated costs related to this legal matter as of March 31, 2018. In the event the Company's assumptions used to evaluate this matter change in future periods, it may be required to record an additional liability for an adverse outcome. The Company intends to defend this matter vigorously.
Frank J. Fosbre, Jr. v. Las Vegas Sands Corp., Sheldon G. Adelson and William P. Weidner
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys' fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys' fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys' fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing defendants' Motion for Partial Reconsideration of the U.S. District Court's order dated August 24, 2011, striking additional portions of the plaintiffs' complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiffs filed a purported class action second amended complaint (the "Second Amended Complaint") seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process was suspended. On April 16, 2013, the case was reassigned to a new judge. On July 30, 2013, the U.S. District Court heard the motion to dismiss and took the matter under advisement. On November 7, 2013, the judge granted in part and denied in part defendants' motions to dismiss. On December 13, 2013, the defendants filed their answer to the Second Amended Complaint. Discovery in the matter resumed. On January 8, 2014, plaintiffs filed a motion to expand the certified class period, which was granted by the U.S. District Court on June 15, 2015. Fact discovery closed on July 31, 2015, and expert discovery closed on December 18, 2015. On January 22, 2016, defendants filed motions for summary judgment. Plaintiffs filed an opposition to the motions for summary judgment on March 11, 2016. Defendants filed their replies in support of summary judgment on April 8, 2016. Summary judgment in favor of the defendants was entered on January 4, 2017. The plaintiffs filed a notice of appeal on February 2, 2017, and their opening brief in support of their appeal on July 14, 2017. Defendants filed their answering briefs in opposition to the appeal on October 13, 2017. Plaintiffs filed their reply brief in support of their appeal on December 14, 2017. Oral argument on the appeal was held on April 12, 2018. The Company intends to defend this matter vigorously.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Benyamin Kohanim v. Adelson, et al.
On March 9, 2011, Benyamin Kohanim filed a shareholder derivative action (the "Kohanim action") on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint alleges, among other things, breach of fiduciary duties in failing to properly implement, oversee and maintain internal controls to ensure compliance with the Foreign Corrupt Practices Act ("FCPA"). The complaint seeks to recover for the Company unspecified damages, including restitution and disgorgement of profits, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiff. On April 18, 2011, Ira J. Gaines, Sunshine Wire and Cable Defined Benefit Pension Plan Trust dated 1/1/92 and Peachtree Mortgage Ltd. filed a shareholder derivative action (the "Gaines action") on behalf of the Company in the District Court against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim action. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiffs. The Kohanim and Gaines actions have been consolidated and are reported as one consolidated matter. On July 25, 2011, the plaintiffs filed a first verified amended consolidated complaint. The plaintiffs have twice agreed to stay the proceedings. A 120-day stay was entered by the District Court in October 2011. It was extended for another 90 days in February 2012 and expired in May 2012. The parties agreed to an extension of the May 2012 deadline that expired on October 30, 2012. The defendants filed a motion to dismiss on November 1, 2012, based on the fact that the plaintiffs have suffered no damages. On January 23, 2013, the District Court denied the motion to dismiss in part, deferred the remainder of the motion to dismiss and stayed the proceedings until July 22, 2013. The District Court granted several successive stays since that time, but lifted the stay on April 25, 2017, following an in-chambers status check. On July 20, 2017, the District Court ordered counsel of record for all parties to appear for an August 10, 2017 status check. The District Court subsequently ordered the parties to submit supplemental briefing on the pending motion to dismiss and a hearing on that motion was held on November 9, 2017. After first entering an order dismissing the case without prejudice, the District Court on January 9, 2018, dismissed the case with prejudice at the plaintiffs' request. Plaintiffs did not file an appeal and the matter is now closed.
Nasser Moradi, et al. v. Adelson, et al.
On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson and Matt Abbeduto filed a shareholder derivative action (the "Moradi action"), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim and Gaines actions. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiffs. On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the "LAMPERS action") on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiff. On April 22, 2011, John Zaremba filed a shareholder derivative action (the "Zaremba action") on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits and injunctive relief, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiff. On August 25, 2011, the U.S. District Court consolidated the Moradi, LAMPERS and Zaremba actions and such actions are reported as one consolidated matter. On November 17, 2011, the defendants filed a motion to dismiss or alternatively to stay the federal action due to the parallel District Court action described above. On May 25,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2012, the case was transferred to a new judge. On August 27, 2012, the U.S. District Court granted the motion to stay pending a further update of the Special Litigation Committee due on October 30, 2012. On October 30, 2012, the defendants filed the update asking the judge to determine whether to continue the stay until January 31, 2013, or to address motions to dismiss. On November 7, 2012, the U.S. District Court denied defendants request for an extension of the stay but asked the parties to brief the motion to dismiss. On November 21, 2012, defendants filed their motion to dismiss. On December 21, 2012, plaintiffs filed their opposition, and on January 18, 2013, defendants filed their reply. On May 31, 2013, the case was reassigned to a new judge. On April 11, 2014, the judge denied the motion to dismiss without prejudice and ordered the case stayed pending the outcome of the District Court action in Kohanim described above. After the Kohanim case was dismissed with prejudice at plaintiff's request and not appealed, the defendants, on April 11, 2018, filed simultaneous motions seeking to lift the stay and to dismiss this federal consolidated derivative case. This consolidated action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited ("AAEC") filed a claim (the "Macao action") with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. ("LVS (Nevada)"), Las Vegas Sands, LLC ("LVSLLC") and VCR (collectively, the "Defendants"). The claim is for 3.0 billion patacas (approximately $371 million at exchange rates in effect on March 31, 2018) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the "U.S. Defendants") for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC's claims against the U.S. Defendants.
On March 24, 2014, the Macao Judicial Court issued a Decision (Despacho Seneador) holding that AAEC's claim against VML is unfounded and that VML be removed as a party to the proceedings, and the claim should proceed exclusively against the U.S. Defendants. On May 8, 2014, AAEC lodged an appeal against that decision. The Macao Judicial Court further held that the existence of the pending application for recognition and enforcement of the U.S. Court of Appeals ruling before the Macao Second Instance Court did not justify a stay of the proceedings against the U.S. Defendants at the present time, although in principle an application for a stay of the proceedings against the U.S. Defendants could be reviewed after the Macao Second Instance Court had issued its decision. On June 25, 2014, the Macao Second Instance Court delivered a decision, which gave formal recognition to and allowed enforcement in Macao of the judgment of the U.S. Court of Appeals, dismissing AAEC's claims against the U.S. Defendants.
AAEC appealed against the recognition decision to the Macao Court of Final Appeal, which, on May 6, 2015, dismissed the appeal and held the U.S. judgment to be final and have preclusive effect. The Macao Court of Final Appeal's decision became final on May 21, 2015. On June 5, 2015, the U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata. AAEC filed its response to that application on June 30, 2015. The U.S. Defendants filed their reply on July 23, 2015. On September 14, 2015, the Macao Judicial Court admitted two further legal opinions from Portuguese and U.S. law experts. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged on April 7, 2016, together with a request that the appeal be heard immediately. By a decision dated April 13, 2016, the Macao Judicial Court accepted that the appeal be heard immediately. Legal arguments were submitted May 23, 2016. AAEC replied to the legal arguments on or about July 14, 2016, which was three days late, upon payment of a penalty. The U.S. Defendants submitted a response on September 20, 2016. On December 13, 2016, the Macao Judicial Court confirmed its earlier decision not to stay the proceedings pending appeal. As of the end of December 2016, all appeals (including VML's dismissal and the res judicata appeals) were being transferred to the Macao Second Instance Court. On May 11, 2017, the Macao Second

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Instance Court notified the parties of its decision of refusal to deal with the appeals at the present time. The Macao Second Instance Court ordered the court file be transferred back to the Macao Judicial Court. Evidence gathering by the Macao Judicial Court has commenced by letters rogatory. On June 30, 2017, the Macao Judicial Court sent letters rogatory to the Public Prosecutor's office, for onward transmission to relevant authorities in the U.S. and Hong Kong. On August 10, 2017, the Hong Kong Mutual Legal Assistance Unit, International Law Division, Hong Kong Department of Justice ("HKMLAU") responded to the Public Prosecutor and requested additional information. On August 18, 2017, the Public Prosecutor forwarded the HKMLAU request to the Macao Judicial Court. On November 14, 2017, the Public Prosecutor replied to the HKMLAU. The HKMLAU sent a further communication to the Public Prosecutor on November 29, 2017, again requesting the Macao Judicial Court provide further information to enable processing of the Hong Kong letter rogatory. On January 6, 2018, the Macao Judicial Court notified the parties accordingly. On February 10, 2018, the Macao Judicial Court notified the parties that a communication dated January 25, 2018, had been received from the U.S. Department of Justice. The Macao Judicial Court has extended the time for processing the letters rogatory until the end of June 2018.
On March 25, 2015, application was made by the U.S. Defendants to the Macao Judicial Court to revoke the legal aid granted to AAEC, accompanied by a request for evidence taking from AAEC, relating to the fees and expenses that they incurred and paid in the U.S. subsequent action referred to below. The Macao Public Prosecutor has opposed the action on the ground of lack of evidence that AAEC's financial position has improved. No decision has been issued in respect to that application up to the present time. A complaint against AAEC's Macao lawyer arising from certain conduct in relation to recent U.S. proceedings was submitted to the Macao Lawyer's Association on October 19, 2015. A letter dated February 26, 2016, has been received from the Conselho Superior de Advocacia of the Macao Bar Association advising that disciplinary proceedings have commenced. A further letter dated April 5, 2016, was received from the Conselho Superior de Advocacia requesting confirmation that the signatories of the complaint were acting within their corporate authority. In a letter dated April 14, 2016, such confirmation was provided. On September 28, 2016, the Conselho Superior de Advocacia invited comments on the defense, which had been lodged by AAEC's Macao lawyer.
On July 9, 2014, the plaintiff filed another action in the U.S. District Court against LVSC, LVSLLC, VCR (collectively, the "LVSC entities"), Sheldon G. Adelson, William P. Weidner, David Friedman and Does 1-50 for declaratory judgment, equitable accounting, misappropriation of trade secrets, breach of confidence and conversion based on a theory of copyright law. The claim is for $5.0 billion. On November 4, 2014, plaintiff finally effected notice on the LVSC entities, which was followed by a motion to dismiss by the LVSC entities on November 10, 2014. Plaintiff failed to timely respond, and on December 2, 2014, the LVSC entities moved for immediate dismissal and sanctions against plaintiff and his counsel for bringing a frivolous lawsuit. On December 19, 2014, plaintiff filed an incomplete and untimely response, which was followed by plaintiff's December 27, 2014 notice of withdrawal of the lawsuit and the LVSC entities' December 29, 2014, reply in favor of sanctions and dismissal with prejudice. On August 31, 2015, the judge dismissed the U.S. action and the LVSC entities' sanctions motion. The Macao action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
Note 8 — Segment Information
The Company's principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Macao; Sands Cotai Central; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; Sands Macao; Marina Bay Sands; Las Vegas Operating Properties; and Sands Bethlehem. The Company also reviews construction and development activities for each of its primary projects currently under development, in addition to its reportable segments noted above, which include the renovation, expansion and rebranding of Sands Cotai Central and the additional rooms in the tower adjacent to the Four Seasons Hotel Macao in Macao, and the Las Vegas Condo Tower (for which construction currently is suspended) in the United States. The Company has included Ferry Operations and Other (comprised primarily of the Company's ferry operations and various other operations that are ancillary to its properties in Macao) to reconcile to condensed consolidated results of operations and financial condition. The Company has included Corporate and Other (which includes the Las Vegas Condo Tower and corporate activities of the Company) to reconcile to the condensed consolidated financial condition. The segment information for the three months ended March 31, 2017 has been reclassified to conform to the current presentation. The Company's segment information as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017, is as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net Revenues
Macao:
The Venetian Macao	$868	$726
Sands Cotai Central	549	459
The Parisian Macao	359	310
The Plaza Macao and Four Seasons Hotel Macao	191	138
Sands Macao	154	178
Ferry Operations and Other	39	38
	2,160	1,849
Marina Bay Sands	872	690
United States:
Las Vegas Operating Properties	477	445
Sands Bethlehem	134	139
	611	584
Intersegment eliminations	(64)	(56)
Total net revenues	$3,579	$3,067

	Three Months Ended March 31,
	2018	2017
	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$1	$1
Ferry Operations and Other	6	5
	7	6
Marina Bay Sands	2	2
Las Vegas Operating Properties	55	48
Total intersegment revenues	$64	$56

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$348	$289
Sands Cotai Central	201	143
The Parisian Macao	116	82
The Plaza Macao and Four Seasons Hotel Macao	73	51
Sands Macao	47	54
Ferry Operations and Other	4	7
	789	626
Marina Bay Sands	541	364
United States:
Las Vegas Operating Properties	141	122
Sands Bethlehem	29	36
	170	158
Consolidated adjusted property EBITDA(1)	1,500	1,148
Other Operating Costs and Expenses
Stock-based compensation	(4)	(3)
Corporate	(56)	(42)
Pre-opening	(1)	(2)
Development	(3)	(3)
Depreciation and amortization	(264)	(321)
Amortization of leasehold interests in land	(9)	(10)
Loss on disposal or impairment of assets	(5)	(3)
Operating income	1,158	764
Other Non-Operating Costs and Expenses
Interest income	5	3
Interest expense, net of amounts capitalized	(89)	(78)
Other expense	(26)	(36)
Loss on modification or early retirement of debt	(3)	(5)
Income tax benefit (expense)	571	(69)
Net income	$1,616	$579
 ____________________

(1)
Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is net income before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. The Company has significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, consolidated adjusted property EBITDA as presented by the Company may not be directly comparable to similarly titled measures presented by other companies.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Capital Expenditures
Corporate and Other	$49	$1
Macao:
The Venetian Macao	42	28
Sands Cotai Central	28	22
The Parisian Macao	42	54
The Plaza Macao and Four Seasons Hotel Macao	9	7
Sands Macao	4	2
Ferry Operations and Other	—	1
	125	114
Marina Bay Sands	35	56
United States:
Las Vegas Operating Properties	26	26
Sands Bethlehem	3	5
	29	31
Total capital expenditures	$238	$202

	March 31, 2018	December 31, 2017
	(In millions)
Total Assets
Corporate and Other	$1,652	$953
Macao:
The Venetian Macao	2,220	2,640
Sands Cotai Central	3,951	3,891
The Parisian Macao	2,480	2,496
The Plaza Macao and Four Seasons Hotel Macao	933	930
Sands Macao	306	282
Ferry Operations and Other	275	275
	10,165	10,514
Marina Bay Sands	5,122	5,054
United States:
Las Vegas Operating Properties	3,933	3,530
Sands Bethlehem	632	636
	4,565	4,166
Total assets	$21,504	$20,687

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	March 31, 2018	December 31, 2017
	(In millions)
Total Long-Lived Assets(1)
Corporate and Other	$287	$249
Macao:
The Venetian Macao	1,719	1,728
Sands Cotai Central	3,478	3,516
The Parisian Macao	2,341	2,375
The Plaza Macao and Four Seasons Hotel Macao	854	853
Sands Macao	221	222
Ferry Operations and Other	142	146
	8,755	8,840
Marina Bay Sands	4,378	4,336
United States:
Las Vegas Operating Properties	2,770	2,779
Sands Bethlehem	548	549
	3,318	3,328
Total long-lived assets	$16,738	$16,753
 ____________________

(1)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and leasehold interests in land, net of accumulated amortization.

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
Operations
Generally, we view each of our integrated resort properties as an operating segment. Our operating segments in the Macao Special Administrative Region ("Macao") of the People's Republic of China consist of The Venetian Macao; Sands Cotai Central; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; and the Sands Macao. Our operating segment in Singapore is the Marina Bay Sands. Our operating segments in the U.S. consist of the Las Vegas Operating Properties, which includes The Venetian Las Vegas, The Palazzo and the Sands Expo Center, and the Sands Bethlehem.
On March 8, 2018, we entered into a purchase and sale agreement under which PCI Gaming Authority, an unincorporated, chartered instrumentality of the Poarch Band of Creek Indians, will acquire the Sands Bethlehem property in Pennsylvania for a total enterprise value of $1.30 billion. The closing of the transaction is subject to regulatory review and other closing conditions.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe these critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in our 2017 Annual Report on Form 10-K filed on February 23, 2018.
There were no newly identified significant accounting estimates during the three months ended March 31, 2018, nor were there any material changes to the critical accounting policies and estimates discussed in our 2017 Annual Report.
Recent Accounting Pronouncements
See related disclosure at "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements."

Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended March 31,
	2018	2017	Percent Change
	(Dollars in millions)
Net revenues	$3,579	$3,067	16.7%
Operating expenses	2,421	2,303	5.1%
Operating income	1,158	764	51.6%
Income before income taxes	1,045	648	61.3%
Net income	1,616	579	179.1%
Net income attributable to Las Vegas Sands Corp.	1,456	481	202.7%
The increase in operating income was due to stronger results across our Macao, Singapore and Las Vegas property portfolio and the impact of the change in useful lives of certain property and equipment. The increase in net income and net income attributable to Las Vegas Sands Corp. reflects these stronger operating results and a nonrecurring non-cash discrete income tax benefit of $670 million, as further described below.
Operating Results
Revenue Recognition
We adopted the new revenue recognition standard on January 1, 2018, on a full retrospective basis. Revenue from contracts with customers primarily consists of casino wagers, room sales, food and beverage transactions, rental income from our mall tenants, convention sales and entertainment and ferry ticket sales. These contracts can be written, oral or implied by customary business practices.
Gross casino revenue is the aggregate of gaming wins and losses. The commissions rebated to junket operators and premium players for rolling play, cash discounts and other cash incentives to patrons related to gaming play are recorded as a reduction to gross casino revenue. Gaming contracts include a performance obligation to honor the patron’s wager and typically include a performance obligation to provide a product or service to the patron on a complimentary basis to incentivize gaming or in exchange for points earned under our loyalty program.
When a patron earns points under our loyalty program, the estimated stand-alone selling price of the points earned is deferred until redemption. Once redeemed, revenue is recognized in its respective revenue type. Similarly, revenue is also allocated to its respective revenue type for complimentaries provided at management's discretion. After the aforementioned allocations, the residual amount is recorded to casino revenue.
Hotel revenue recognition criteria are met at the time of occupancy. Food and beverage revenue recognition criteria are met at the time of service. Convention revenues are recognized when the related service is rendered or the event is held. Deposits for future hotel occupancy, convention space or food and beverage services contracts are recorded as deferred income until the revenue recognition criteria are met. Revenue from contracts with a combination of these services is allocated pro rata based on each service’s stand-alone selling price. Cancellation fees for hotel, meeting space and food and beverage services are recognized upon cancellation by the customer and are included in other revenues. Ferry and entertainment revenue recognition criteria are met at the completion of the ferry trip or event, respectively.
Revenue from leases is primarily recorded to mall revenue and is generated from base rents and overage rents received through long-term leases with retail tenants. Base rent, adjusted for contractual escalations, is recognized on a straight-line basis over the term of the related lease. Overage rent is paid by a tenant when its sales exceed an agreed upon minimum amount and is not recognized until the threshold is met.
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

The following are the key measurements we use to evaluate operating revenues:
Casino revenue measurements for Macao and Singapore: Macao and Singapore table games are segregated into two groups: Rolling Chip play (composed of VIP players) and Non-Rolling Chip play (mostly non-VIP players). The volume measurement for Rolling Chip play is non-negotiable gaming chips wagered and lost. The volume measurement for Non-Rolling Chip play is table games drop ("drop"), which is net markers issued (credit instruments), cash deposited in the table drop boxes and gaming chips purchased and exchanged at the cage. Rolling Chip and Non-Rolling Chip volume measurements are not comparable as they are two distinct measures of volume. The amounts wagered and lost for Rolling Chip play are substantially higher than the amounts dropped for Non-Rolling Chip play. Slot handle ("handle"), also a volume measurement, is the gross amount wagered for the period cited.
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our Rolling Chip win percentage (calculated before discounts and commissions) is expected to be 3.0% to 3.3% in Macao and 2.7% to 3.0% in Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage (calculated before discounts) of 24.7%, 21.1%, 20.2%, 23.1%, 18.6% and 19.3% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. As of January 1, 2018, Non-Rolling Chip drop at Marina Bay Sands includes chips purchased and exchanged at the cage, consistent with our Macao properties. Prior period amounts have been updated to conform to the current presentation. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 5.2%, 4.1%, 3.0%, 7.2%, 3.3% and 4.4% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Actual win percentage may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 14.6% and 27.7%, respectively, of our table games play was conducted on a credit basis for the three months ended March 31, 2018.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued that are deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of handle. Based upon our mix of table games, our table games are expected to produce a win percentage (calculated before discounts) of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Table games at Sands Bethlehem have produced a trailing 12-month win percentage of 19.6%. Our slot machines have produced a trailing 12-month hold percentage (calculated before slot club cash incentives) of 8.6% and 6.5% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win percentage may vary from our expected win percentage and the trailing 12-month win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 66.7% of our table games play at our Las Vegas Operating Properties, for the three months ended March 31, 2018, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.
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
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended March 31,
	2018	2017	Percent Change
	(Dollars in millions)
Casino	$2,599	$2,157	20.5%
Rooms	445	398	11.8%
Food and beverage	228	212	7.5%
Mall	156	157	(0.6)%
Convention, retail and other	151	143	5.6%
Total net revenues	$3,579	$3,067	16.7%
Consolidated net revenues were $3.58 billion for the three months ended March 31, 2018, an increase of $512 million compared to $3.07 billion for the three months ended March 31, 2017. The increase was primarily driven by increases of $310 million at our Macao operating properties and $182 million at Marina Bay Sands, primarily due to increased casino revenues.
Casino revenues increased $442 million compared to the three months ended March 31, 2017. The increase is primarily attributable to increases of $270 million at our Macao operating properties, primarily driven by an increase in Non-Rolling Chip drop, and $161 million at Marina Bay Sands, driven by an increase in Rolling Chip win percentage. The following table summarizes the results of our casino activity:

	Three Months Ended March 31,
	2018	2017	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$716	$596	20.1%
Non-Rolling Chip drop	$2,244	$1,728	29.9%
Non-Rolling Chip win percentage	23.7%	25.5%	(1.8	)pts
Rolling Chip volume	$7,866	$6,149	27.9%
Rolling Chip win percentage	4.20%	3.97%	0.23	pts
Slot handle	$837	$653	28.2%
Slot hold percentage	5.1%	5.4%	(0.3	)pts
Sands Cotai Central
Total casino revenues	$418	$344	21.5%
Non-Rolling Chip drop	$1,760	$1,469	19.8%
Non-Rolling Chip win percentage	21.4%	20.0%	1.4	pts
Rolling Chip volume	$2,407	$2,900	(17.0)%
Rolling Chip win percentage	3.43%	2.97%	0.46	pts
Slot handle	$1,276	$1,189	7.3%
Slot hold percentage	4.0%	4.0%	—
The Parisian Macao
Total casino revenues	$291	$243	19.8%
Non-Rolling Chip drop	$1,086	$983	10.5%
Non-Rolling Chip win percentage	20.2%	18.2%	2.0	pts
Rolling Chip volume	$4,598	$3,722	23.5%
Rolling Chip win percentage	2.77%	2.82%	(0.05	)pts
Slot handle	$1,044	$854	22.2%
Slot hold percentage	2.7%	4.0%	(1.3	)pts

	Three Months Ended March 31,
	2018	2017	Change
	(Dollars in millions)
The Plaza Macao and Four Seasons Hotel Macao
Total casino revenues	$142	$92	54.3%
Non-Rolling Chip drop	$416	$303	37.3%
Non-Rolling Chip win percentage	23.2%	21.8%	1.4	pts
Rolling Chip volume	$3,055	$1,830	66.9%
Rolling Chip win percentage	3.25%	3.58%	(0.33	)pts
Slot handle	$135	$97	39.2%
Slot hold percentage	6.7%	7.4%	(0.7	)pts
Sands Macao
Total casino revenues	$142	$164	(13.4)%
Non-Rolling Chip drop	$657	$613	7.2%
Non-Rolling Chip win percentage	18.2%	20.0%	(1.8	)pts
Rolling Chip volume	$897	$1,913	(53.1)%
Rolling Chip win percentage	2.78%	2.60%	0.18	pts
Slot handle	$640	$596	7.4%
Slot hold percentage	3.1%	3.4%	(0.3	)pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$652	$492	32.5%
Non-Rolling Chip drop(1)	$1,397	$1,286	8.6%
Non-Rolling Chip win percentage(1)	18.4%	22.2%	(3.8	)pts
Rolling Chip volume	$7,375	$8,916	(17.3)%
Rolling Chip win percentage	4.77%	2.52%	2.25	pts
Slot handle	$3,885	$3,420	13.6%
Slot hold percentage	4.4%	4.3%	0.1	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$120	$104	15.4%
Table games drop	$491	$433	13.4%
Table games win percentage	22.7%	21.5%	1.2	pts
Slot handle	$618	$604	2.3%
Slot hold percentage	8.3%	8.1%	0.2	pts
Sands Bethlehem
Total casino revenues	$118	$122	(3.3)%
Table games drop	$281	$269	4.5%
Table games win percentage	18.2%	20.2%	(2.0	)pts
Slot handle	$1,171	$1,161	0.9%
Slot hold percentage	6.6%	6.7%	(0.1	)pts
____________________

(1)	As of January 1, 2018, Non-Rolling Chip drop includes chips purchased and exchanged at the cage. Prior period amounts have been updated to conform to the current period presentation.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $47 million compared to the three months ended March 31, 2017. The increase was primarily due to increases of $17 million and $15 million at Sands Cotai Central and The Venetian Macao, respectively, driven by increases in occupancy and ADR. During the three months ended March 31, 2018, there were approximately 24% more rooms available at The Plaza Macao and Four Seasons Hotel Macao compared to the three months ended March 31, 2017. The following table summarizes the results of our room activity:

	Three Months Ended March 31,
	2018	2017	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$57	$42	35.7%
Occupancy rate	95.9%	86.5%	9.4	pts
Average daily room rate (ADR)	$232	$203	14.3%
Revenue per available room (RevPAR)	$223	$175	27.4%
Sands Cotai Central
Total room revenues	$82	$65	26.2%
Occupancy rate	93.5%	79.4%	14.1	pts
Average daily room rate (ADR)	$158	$148	6.8%
Revenue per available room (RevPAR)	$148	$117	26.5%
The Parisian Macao
Total room revenues	$33	$29	13.8%
Occupancy rate	94.5%	81.9%	12.6	pts
Average daily room rate (ADR)	$151	$135	11.9%
Revenue per available room (RevPAR)	$143	$111	28.8%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$9	$8	12.5%
Occupancy rate	88.7%	79.0%	9.7	pts
Average daily room rate (ADR)	$322	$367	(12.3)%
Revenue per available room (RevPAR)	$285	$290	(1.7)%
Sands Macao
Total room revenues	$4	$5	(20.0)%
Occupancy rate	98.8%	97.9%	0.9	pts
Average daily room rate (ADR)	$165	$195	(15.4)%
Revenue per available room (RevPAR)	$163	$191	(14.7)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$100	$94	6.4%
Occupancy rate	96.8%	96.9%	(0.1	)pts
Average daily room rate (ADR)	$455	$438	3.9%
Revenue per available room (RevPAR)	$440	$425	3.5%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$156	$151	3.3%
Occupancy rate	95.8%	94.3%	1.5	pts
Average daily room rate (ADR)	$257	$258	(0.4)%
Revenue per available room (RevPAR)	$246	$243	1.2%
Sands Bethlehem
Total room revenues	$4	$4	—
Occupancy rate	88.2%	90.1%	(1.9	)pts
Average daily room rate (ADR)	$159	$158	0.6%
Revenue per available room (RevPAR)	$140	$142	(1.4)%

Food and beverage revenues increased $16 million compared to the three months ended March 31, 2017. The increase is primarily attributable to an $11 million increase at our Macao operating properties, driven by an increase in banquet operations.
Mall revenues were consistent with the three months ended March 31, 2017. For further information related to the financial performance of our malls, see "— Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended March 31,
	2018	2017	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$53	$51	3.9%
Mall gross leasable area (in square feet)	786,472	777,509	1.2%
Occupancy	91.8%	97.6%	(5.8	)pts
Base rent per square foot	$261	$243	7.4%
Tenant sales per square foot	$1,591	$1,330	19.6%
Shoppes at Cotai Central(1)
Total mall revenues	$14	$19	(26.3)%
Mall gross leasable area (in square feet)	424,388	407,028	4.3%
Occupancy	94.0%	94.2%	(0.2	)pts
Base rent per square foot	$113	$130	(13.1)%
Tenant sales per square foot	$802	$896	(10.5)%
Shoppes at Parisian(2)
Total mall revenues	$15	$17	(11.8)%
Mall gross leasable area (in square feet)	300,238	299,778	0.2%
Occupancy	90.1%	92.6%	(2.5	)pts
Base rent per square foot	$213	$221	(3.6)%
Tenant sales per square foot	$623	—	N/M
Shoppes at Four Seasons
Total mall revenues	$31	$31	—
Mall gross leasable area (in square feet)	258,291	259,403	(0.4)%
Occupancy	98.9%	99.3%	(0.4	)pts
Base rent per square foot	$455	$451	0.9%
Tenant sales per square foot	$3,896	$3,053	27.6%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$42	$38	10.5%
Mall gross leasable area (in square feet)	608,571	612,567	(0.7)%
Occupancy	96.3%	97.3%	(1.0	)pts
Base rent per square foot	$256	$221	15.8%
Tenant sales per square foot	$1,719	$1,431	20.1%
__________________________
N/M - Not Meaningful

Note:	This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.

(1)
The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao.

(2)	The Shoppes at Parisian opened in September 2016.

Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended March 31,
	2018	2017	Percent Change
	(Dollars in millions)
Casino	$1,371	$1,193	14.9%
Rooms	110	101	8.9%
Food and beverage	172	160	7.5%
Mall	17	16	6.3%
Convention, retail and other	84	81	3.7%
Provision for (recovery of) doubtful accounts	(16)	32	(150.0)%
General and administrative	345	339	1.8%
Corporate	56	42	33.3%
Pre-opening	1	2	(50.0)%
Development	3	3	—%
Depreciation and amortization	264	321	(17.8)%
Amortization of leasehold interests in land	9	10	(10.0)%
Loss on disposal or impairment of assets	5	3	66.7%
Total operating expenses	$2,421	$2,303	5.1%
Operating expenses were $2.42 billion for the three months ended March 31, 2018, an increase of $118 million compared to $2.30 billion for the three months ended March 31, 2017. The increase in operating expenses was primarily driven by an increase in casino expenses at our Macao operating properties and Marina Bay Sands.
Casino expenses increased $178 million compared to the three months ended March 31, 2017. The increase was primarily attributable to increases of $153 million and $24 million at our Macao operating properties and Marina Bay Sands, respectively, driven by an increase in gaming tax due to increased casino revenues.
Food and beverage expenses increased $12 million compared to the three months ended March 31, 2017. The increase was driven by increased food and beverage revenues at our Macao operating properties, as previously mentioned.
The recovery of doubtful accounts was $16 million for the three months ended March 31, 2018, compared to the provision for doubtful accounts of $32 million for the three months ended March 31, 2017. The decrease primarily resulted from increased collections of previously reserved customer balances during the three months ended March 31, 2018, as compared to the prior year period. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities. We believe the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
Corporate expenses increased $14 million compared to the three months ended March 31, 2017. The increase was primarily due to payroll-related costs and charitable donations.
Depreciation and amortization expense decreased $57 million compared to the three months ended March 31, 2017. The decrease was primarily driven by a $64 million decrease resulting from a change in the estimated useful lives of certain property and equipment (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Property and Equipment, Net").
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
The following table summarizes information related to our segments (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 8 — Segment Information" for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Three Months Ended March 31,
	2018	2017	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$348	$289	20.4%
Sands Cotai Central	201	143	40.6%
The Parisian Macao	116	82	41.5%
The Plaza Macao and Four Seasons Hotel Macao	73	51	43.1%
Sands Macao	47	54	(13.0)%
Ferry Operations and Other	4	7	(42.9)%
	789	626	26.0%
Marina Bay Sands	541	364	48.6%
United States:
Las Vegas Operating Properties	141	122	15.6%
Sands Bethlehem	29	36	(19.4)%
	170	158	7.6%
Consolidated adjusted property EBITDA	$1,500	$1,148	30.7%
Adjusted property EBITDA at our Integrated Resorts is primarily driven by our casino, room and mall operations, as previously discussed.
Adjusted property EBITDA at our Macao operations increased $163 million compared to the three months ended March 31, 2017. As previously described, the increase was primarily due to increased casino revenues, driven by an increase in Non-Rolling Chip drop.
Adjusted property EBITDA at Marina Bay Sands increased $177 million compared to the three months ended March 31, 2017. As previously described, the increase was primarily due to increased casino revenues, driven by an increase in Rolling Chip win percentage.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $19 million compared to the three months ended March 31, 2017. The increase was primarily due to increased casino revenues, driven by an increase in table games play and an increase in convention revenues.

Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$85	$75
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	4	3
Interest expense, net	$89	$78
Cash paid for interest	$74	$65
Weighted average total debt balance	$9,842	$9,878
Weighted average interest rate	3.5%	3.0%
Interest cost increased $11 million compared to the three months ended March 31, 2017, resulting primarily from an increase in our weighted average interest rate.
Other Factors Affecting Earnings
Other expense was $26 million for the three months ended March 31, 2018, compared to $36 million for the three months ended March 31, 2017. Other expense during the three months ended March 31, 2018, was primarily attributable to $26 million of foreign currency transaction losses, driven by Singapore dollar denominated intercompany debt reported in U.S. dollars. These losses resulted from the depreciation of the U.S. dollar versus the Singapore dollar during the period.
Our effective income tax rate was (54.6)% for the three months ended March 31, 2018, compared to 10.6% for the three months ended March 31, 2017. Our effective income tax rate for the three months ended March 31, 2018, would have been 9.5% without the discrete benefit of $670 million recorded due to the impact of the Global Intangible Low-Taxed Income ("GILTI") provision of the Tax Cuts and Jobs Act ("the Act"). The discrete tax benefit relates to the reduction of the valuation allowance recorded on certain U.S. foreign tax credit assets as we determined these assets were realizable due to concluding how the foreign tax credits associated with this income, and allowed against the U.S. tax liability, would be utilized.
The effective income tax rate for the first quarter of 2018 reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax rate on our U.S. operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets previously generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of our operations improve or we determine related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations of the Act require changes to positions we have taken and it becomes “more-likely-than-not” these deferred tax assets, or a portion thereof, are realizable, we will reduce the valuation allowances in the period such determination is made, as appropriate.
The net income attributable to our noncontrolling interests was $160 million for the three months ended March 31, 2018, compared to $98 million for the three months ended March 31, 2017. These amounts are primarily related to the noncontrolling interest of Sands China Ltd. ("SCL").
Additional Information Regarding our Retail Mall Operations
We own and operate retail malls at our Integrated Resorts at The Venetian Macao, Sands Cotai Central, The Plaza Macao and Four Seasons Hotel Macao, The Parisian Macao, Sands Macao, Marina Bay Sands and Sands Bethlehem. Management believes being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.
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

The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three months ended March 31, 2018 and 2017:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands	Total
	(In millions)
For the three months ended March 31, 2018
Mall revenues:
Minimum rents(1)	$44	$28	$9	$12	$31	$124
Overage rents	1	1	1	—	4	7
CAM, levies and direct recoveries	8	2	4	3	7	24
Total mall revenues	53	31	14	15	42	155
Mall operating expenses:
Common area maintenance	3	1	1	1	4	10
Marketing and other direct operating expenses	2	1	1	1	2	7
Mall operating expenses	5	2	2	2	6	17
Property taxes(2)	—	—	—	—	1	1
Mall-related expenses(3)	$5	$2	$2	$2	$7	$18
For the three months ended March 31, 2017
Mall revenues:
Minimum rents(1)	$42	$29	$11	$14	$30	$126
Overage rents	1	—	—	—	2	3
CAM, levies and direct recoveries	8	2	8	3	6	27
Total mall revenues	51	31	19	17	38	156
Mall operating expenses:
Common area maintenance	4	1	2	1	4	12
Marketing and other direct operating expenses	1	1	—	1	1	4
Mall operating expenses	5	2	2	2	5	16
Property taxes(2)	—	—	—	—	1	1
Mall-related expenses(3)	$5	$2	$2	$2	$6	$17
____________________

Note:	This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.

(1)	Minimum rents include base rents and straight-line adjustments of base rents.

(2)
Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. Each property is also eligible to obtain an additional six-year exemption, provided certain qualifications are met. To date, The Venetian Macao and The Plaza Macao and Four Seasons Hotel Macao have obtained a second exemption, extending the property tax exemption to the end of July 2019 and the end of July 2020, respectively. Under the initial exemption, The Parisian Macao is tax exempt until the end of July 2022 and Sands Cotai Central has a distinct exemption for each hotel tower, of which, the Holiday Inn and Conrad branded tower expired in March 2018, and the Sheraton and St. Regis branded towers have expiration dates that range from August 2018 to November 2021. The Company is currently working on obtaining the second exemption for The Parisian Macao and Sands Cotai Central.

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
In the tables above, we believe taking total mall revenues less mall-related expenses provides an operating performance measure for our malls. Other mall operating companies may use different methodologies for deriving mall-related expenses. As such, this calculation may not be comparable to the NOI of other mall operating companies.
Development Projects
We are constantly evaluating opportunities to improve our product offerings, such as refreshing our meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and our gaming areas, as well as other anticipated revenue generating additions to our Integrated Resorts.
Macao
In October 2017, we announced we will renovate, expand and rebrand the Sands Cotai Central into a new destination integrated resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks, an expanded retail mall and approximately 370 additional luxury suites located within the tower that includes the suites under the St. Regis brand. Design work has commenced and construction will be phased to minimize disruption during the property’s peak periods. We expect the project to be completed in 2020.
In October 2017, we announced the tower adjacent to the Four Seasons Hotel Macao will feature approximately 280 additional premium quality suites. We have completed the structural work of the tower and plan to commence build out of the suites in 2018. We expect the project to be completed in 2019.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net cash generated from operating activities	$1,397	$963
Cash flows from investing activities:
Capital expenditures	(238)	(202)
Proceeds from disposal of property and equipment	4	—
Net cash used in investing activities	(234)	(202)
Cash flows from financing activities:
Proceeds from exercise of stock options	54	5
Repurchase of common stock	(75)	(150)
Dividends paid	(902)	(889)
Proceeds from long-term debt	249	305
Repayments on long-term debt	(274)	(220)
Payments of financing costs	(29)	(5)
Net cash used in financing activities	(977)	(954)
Effect of exchange rate on cash, cash equivalents and restricted cash	24	21
Increase (decrease) in cash, cash equivalents and restricted cash	210	(172)
Cash, cash equivalents and restricted cash at beginning of period	2,430	2,138
Cash, cash equivalents and restricted cash at end of period	$2,640	$1,966
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the three months ended March 31, 2018, increased $434 million compared to the three months ended March 31, 2017. The increase was primarily attributable to an increase in operating income and changes in our working capital accounts, consisting primarily of a change in other accrued liabilities.
Cash Flows — Investing Activities
Capital expenditures for the three months ended March 31, 2018, totaled $238 million, including $125 million for construction and development activities in Macao, which consisted primarily of $42 million for The Parisian Macao, $42 million for The Venetian Macao and $28 million for Sands Cotai Central; $49 million for corporate and other; $35 million at Marina Bay Sands in Singapore; and $26 million at our Las Vegas Operating Properties.
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
Cash Flows — Financing Activities
Net cash flows used in financing activities were $977 million for the three months ended March 31, 2018, which was primarily attributable to $902 million in dividend payments, $75 million in common stock repurchases and net repayments of $25 million on our various credit facilities, partially offset by proceeds of $54 million from the exercise of stock options.
Net cash flows used in financing activities were $954 million for the three months ended March 31, 2017, which was primarily attributable to $889 million in dividend payments and $150 million in common stock repurchases, partially offset by $85 million of net proceeds from our various credit facilities.
Capital Financing Overview
We fund our development projects primarily through borrowings from our credit facilities (see, "Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt") and operating cash flows.
In March 2018, we amended our SGD 4.80 billion (approximately $3.66 billion at exchange rates in effect on March 31, 2018) Singapore credit facility, which extended the maturities of the term loans and revolving loans to March 29, 2024, and September 29, 2023, respectively, and amended the amortization schedule and the leverage covenant to provide that the leverage ratio not exceed 4.0x for all quarterly periods through maturity (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt — 2012 Singapore Credit Facility").
In March 2018, we amended our U.S. credit facility, which refinanced the term loans in an aggregate amount of $2.16 billion, extended the maturity of the term loans to March 27, 2025, and reduced the applicable margin credit spread for borrowings under the term loans (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt — 2013 U.S. Credit Facility").
Our U.S., Macao and Singapore credit facilities, as amended, contain various financial covenants. The U.S. credit facility requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing 12-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined ("Adjusted EBITDA"). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for all quarterly periods through maturity. Our Singapore credit facility requires our Marina Bay Sands operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for the quarterly periods ending March 31, 2018 through maturity. As of March 31, 2018, our U.S., Macao and Singapore leverage ratios, as defined per the respective credit facility agreements, were 0.4x, 1.6x and 1.7x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 3.5x and 4.0x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. Any defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $2.63 billion and restricted cash and cash equivalents of approximately $12 million as of March 31, 2018, of which approximately $1.48 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.48 billion, approximately $1.18 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts. U.S. tax reform created a one-time mandatory tax on the previously unremitted earnings of foreign subsidiaries upon transitioning from a worldwide tax system to a territorial tax system. The foreign taxes paid on these earnings created a U.S. foreign tax credit that offsets this one-time tax. Foreign earnings repatriated to the U.S. in the future will be exempt from U.S. income tax and we do not expect significant withholding or other foreign taxes to apply to the repatriation of these earnings. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $3.51 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit, as of March 31, 2018, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.
On February 23, 2018, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") to SCL shareholders (a total of $1.02 billion, of which we retained $717 million during the three months ended March 31, 2018). On March 16, 2018, the Board of Directors of SCL approved a dividend of HKD 1.00 per share to SCL shareholders, subject to shareholder approval, to be paid on June 22, 2018, to shareholders of record on June 4, 2018.
On March 30, 2018, we paid a dividend of $0.75 per common share as part of a regular cash dividend program and recorded $593 million as a distribution against retained earnings (of which $324 million related to our principal stockholder's family and the remaining $269 million related to all other shareholders) during the three months ended March 31, 2018. In April 2018, the Company's Board of Directors declared a quarterly dividend of $0.75 per common share (a total estimated to be approximately $592 million) to be paid on June 28, 2018, to shareholders of record on June 20, 2018.
In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of our outstanding common stock, which expires in November 2018. During the three months ended March 31, 2018, we repurchased 1,048,200 shares of our common stock for $75 million (including commissions) under this program. All share repurchases of our common stock are recorded as treasury stock. As of March 31, 2018, we have remaining authorization to repurchase $1.11 billion of our outstanding common shares. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions.

Aggregate Indebtedness and Other Known Contractual Obligations
As of March 31, 2018, there had been no material changes to our aggregated indebtedness and other known contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of the amendments to our U.S. and Singapore credit facilities. The impact of these amendments is summarized below:

	Payments Due During Period Ending December 31,
	2018(1)	2019 - 2020	2021 - 2022	Thereafter	Total
	(In millions)
Long-Term Debt Obligations(2)
2013 U.S. Credit Facility	$17	$43	$43	$2,058	$2,161
2012 Singapore Credit Facility(3)	49	130	571	2,511	3,261
Variable Interest Payments(4)	213	548	412	215	1,388
Total	$279	$721	$1,026	$4,784	$6,810
_______________________

(1)	Represents the nine-month period ending December 31, 2018.

(2)	See "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt" for further details on these financing transactions.

(3)	Amounts reflect foreign currency exchange rates in effect on March 31, 2018.

(4)
Based on the 1-month rate as of March 31, 2018, London Inter-Bank Offered Rate ("LIBOR") of 1.88%, Hong Kong Inter-Bank Offered Rate ("HIBOR") of 0.99% and Singapore Swap Offer Rate ("SOR") of 1.09% plus the applicable interest rate spread in accordance with the respective U.S., Macao and Singapore debt agreements.

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
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions included in this report, the words: "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions, as they relate to our company or management, are intended to identify forward-looking statements. Although we believe these forward-looking statements are reasonable, we cannot assure you that any forward-looking statements will prove to be correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:

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

•
our insurance coverage, including the risk we have not obtained sufficient coverage, may not be able to obtain sufficient coverage in the future, or will only be able to obtain additional coverage at significantly increased rates;

•	disruptions or reductions in travel, as well as disruptions in our operations, due to natural or man-made disasters, outbreaks of infectious diseases, terrorist activity or war;

•	our ability to collect gaming receivables from our credit players;

•	our relationship with junket operators in Macao;

•	our dependence on chance and theoretical win rates;

•	fraud and cheating;

•	our ability to establish and protect our intellectual property rights;

•	conflicts of interest that arise because certain of our directors and officers are also directors of SCL;

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

•	the completion of infrastructure projects in Macao;

•	our relationship with GGP Limited Partnership or any successor owner of the Grand Canal Shoppes; and

•	the outcome of any ongoing and future litigation.
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
Investors and others should note we announce material financial information using our investor relations website (https://investor.sands.com), our company website, SEC filings, investor events, news and earnings releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about our company, our products and services, and other issues.
In addition, we post certain information regarding SCL, a subsidiary of Las Vegas Sands Corp. with ordinary shares listed on The Stock Exchange of Hong Kong Limited, from time to time on our company website and our investor relations website. It is possible the information we post regarding SCL could be deemed to be material information.
The contents of these websites are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file, and any reference to these websites are intended to be inactive textual references only.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are interest rate risk associated with our variable rate long-term debt and foreign currency exchange rate risk associated with our operations outside the United States, which we may manage through the use of interest rate swaps, futures, options, caps, forward contracts and similar instruments. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions.
As of March 31, 2018, the estimated fair value of our long-term debt was approximately $9.60 billion, compared to its carrying value of $9.75 billion. The estimated fair value of our long-term debt is based on level 2 inputs (quoted prices in markets that are not active). As our long-term debt obligations are primarily variable-rate debt, a change in LIBOR, HIBOR and SOR is not expected to have a material impact on the fair value of our long-term debt. Based on variable-rate debt levels as of March 31, 2018, a hypothetical 100 basis point change in LIBOR, HIBOR and SOR for the duration of a year would cause our annual interest cost to change by approximately $98 million.
Foreign currency transaction losses were $26 million for the three months ended March 31, 2018, primarily due to Singapore dollar denominated intercompany debt reported in U.S. dollars and U.S. dollar denominated intercompany debt held in Macao. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of March 31, 2018, a hypothetical 100 basis point change in the U.S. dollar/SGD exchange rate would cause a foreign currency transaction gain/loss of approximately $12 million and a hypothetical 100 basis point change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $15 million. We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
See also "Liquidity and Capital Resources."

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2018, and have concluded they are effective at the reasonable assurance level.
It should be noted any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that had a material effect, or was reasonably likely to have a material effect, on the Company's internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017, and "Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Commitments and Contingencies" of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
January 1, 2018 — January 31, 2018	—	$—	—	$1,185
February 1, 2018 — February 28, 2018	1,048,200	$71.54	1,048,200	$1,110
March 1, 2018 — March 31, 2018	—	$—	—	$1,110
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
10.1
Second Amendment and Restatement Agreement dated as of March 19, 2018, to the Facility Agreement, dated as of June 25, 2012 (as amended by an amendment agreement dated November 20, 2013 and further amended and restated by an amendment and restatement agreement dated August 29, 2014), among Marina Bay Sands Pte. Ltd., as borrower, various lenders party thereto and DBS Bank Ltd. as agent and security trustee.

10.2
Fifth Amendment, dated as of March 27, 2018, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of December 19, 2013, among Las Vegas Sands, LLC, the Guarantors party thereto, the Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent.

10.3++	Form of Director Nonqualified Stock Option Agreement under the 2004 Equity Award Plan.
10.4++	Form of Nonqualified Stock Option Agreement under the 2004 Equity Award Plan.
10.5++	Form of Director Restricted Stock Award Agreement under the 2004 Equity Award Plan.
10.6++	Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan.
10.7++	Form of Director Restricted Stock Units Award Agreement under the 2004 Equity Award Plan.
10.8++	Form of Director Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (with deferred settlement).
10.9++	Form of Restricted Stock Units Award Agreement under the 2004 Equity Award Plan.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2018 and 2017, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements.

____________________

+
This exhibit will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

++	Denotes a management contract or compensatory plan or arrangement.

LAS VEGAS SANDS CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

April 27, 2018	By:	/S/ SHELDON G. ADELSON
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

April 27, 2018	By:	/S/ PATRICK DUMONT
Patrick Dumont Executive Vice President and Chief Financial Officer