Form 10-Q
period 2018-06-30
LAS VEGAS SANDS CORP
filed 2018-07-25
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2018
Common Stock ($0.001 par value)	788,004,346 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,350	$2,419
Restricted cash and cash equivalents	12	11
Accounts receivable, net	555	615
Inventories	44	47
Prepaid expenses and other	114	115
Total current assets	5,075	3,207
Property and equipment, net	15,217	15,516
Deferred income taxes, net	1,129	493
Leasehold interests in land, net	1,213	1,237
Intangible assets, net	81	89
Other assets, net	140	145
Total assets	$22,855	$20,687
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$154	$171
Construction payables	192	152
Other accrued liabilities	2,200	2,076
Income taxes payable	262	261
Current maturities of long-term debt	184	296
Total current liabilities	2,992	2,956
Other long-term liabilities	165	147
Deferred income taxes	193	206
Deferred amounts related to mall sale transactions	404	407
Long-term debt	11,139	9,344
Total liabilities	14,893	13,060
Commitments and contingencies (Note 7)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 832 and 831 shares issued, 788 and 789 shares outstanding	1	1
Treasury stock, at cost, 44 and 42 shares	(2,997)	(2,818)
Capital in excess of par value	6,660	6,580
Accumulated other comprehensive income (loss)	(44)	14
Retained earnings	3,538	2,709
Total Las Vegas Sands Corp. stockholders' equity	7,158	6,486
Noncontrolling interests	804	1,141
Total equity	7,962	7,627
Total liabilities and equity	$22,855	$20,687
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,346	$2,243	$4,945	$4,400
Rooms	418	367	863	765
Food and beverage	219	195	447	407
Mall	164	159	320	316
Convention, retail and other	156	145	307	288
Net revenues	3,303	3,109	6,882	6,176
Operating expenses:
Casino	1,331	1,176	2,702	2,369
Rooms	111	101	221	202
Food and beverage	168	156	340	316
Mall	18	18	35	34
Convention, retail and other	78	78	162	159
Provision for (recovery of) doubtful accounts	7	22	(9)	54
General and administrative	368	354	713	693
Corporate	33	42	89	84
Pre-opening	2	4	3	6
Development	2	2	5	5
Depreciation and amortization	274	327	538	648
Amortization of leasehold interests in land	9	9	18	19
Loss on disposal or impairment of assets	105	3	110	6
	2,506	2,292	4,927	4,595
Operating income	797	817	1,955	1,581
Other income (expense):
Interest income	9	4	14	7
Interest expense, net of amounts capitalized	(93)	(79)	(182)	(157)
Other income (expense)	44	(25)	18	(61)
Loss on modification or early retirement of debt	—	—	(3)	(5)
Income before income taxes	757	717	1,802	1,365
Income tax (expense) benefit	(81)	(78)	490	(147)
Net income	676	639	2,292	1,218
Net income attributable to noncontrolling interests	(120)	(93)	(280)	(191)
Net income attributable to Las Vegas Sands Corp.	$556	$546	$2,012	$1,027
Earnings per share:
Basic	$0.70	$0.69	$2.55	$1.30
Diluted	$0.70	$0.69	$2.55	$1.29
Weighted average shares outstanding:
Basic	789	792	789	793
Diluted	790	792	790	794
Dividends declared per common share	$0.75	$0.73	$1.50	$1.46
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions) (Unaudited)
Net income	$676	$639	$2,292	$1,218
Currency translation adjustment, before and after tax	(91)	9	(63)	65
Total comprehensive income	585	648	2,229	1,283
Comprehensive income attributable to noncontrolling interests	(120)	(87)	(275)	(183)
Comprehensive income attributable to Las Vegas Sands Corp.	$465	$561	$1,954	$1,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders' Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
	(In millions) (Unaudited)
Balance at January 1, 2017	$1	$(2,443)	$6,516	$(119)	$2,213	$1,318	$7,486
Cumulative effect adjustment from change in accounting principle	—	—	3	—	(2)	(1)	—
Net income	—	—	—	—	1,027	191	1,218
Currency translation adjustment	—	—	—	73	—	(8)	65
Exercise of stock options	—	—	13	—	—	3	16
Stock-based compensation	—	—	15	—	—	3	18
Repurchase of common stock	—	(225)	—	—	—	—	(225)
Dividends declared	—	—	—	—	(1,156)	(625)	(1,781)
Balance at June 30, 2017	$1	$(2,668)	$6,547	$(46)	$2,082	$881	$6,797
Balance at January 1, 2018	$1	$(2,818)	$6,580	$14	$2,709	$1,141	$7,627
Net income	—	—	—	—	2,012	280	2,292
Currency translation adjustment	—	—	—	(58)	—	(5)	(63)
Exercise of stock options	—	—	66	—	—	7	73
Stock-based compensation	—	—	14	—	—	2	16
Repurchase of common stock	—	(179)	—	—	—	—	(179)
Dividends declared	—	—	—	—	(1,183)	(621)	(1,804)
Balance at June 30, 2018	$1	$(2,997)	$6,660	$(44)	$3,538	$804	$7,962
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$2,292	$1,218
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	538	648
Amortization of leasehold interests in land	18	19
Amortization of deferred financing costs and original issue discount	20	21
Amortization of deferred gain on and rent from mall sale transactions	(2)	(2)
Loss on modification or early retirement of debt	3	5
Loss on disposal or impairment of assets	110	6
Stock-based compensation expense	15	18
Provision for (recovery of) doubtful accounts	(9)	54
Foreign exchange (gain) loss	(36)	23
Deferred income taxes	(646)	10
Changes in operating assets and liabilities:
Accounts receivable	66	110
Other assets	(10)	23
Accounts payable	(16)	(23)
Other liabilities	161	(21)
Net cash generated from operating activities	2,504	2,109
Cash flows from investing activities:
Capital expenditures	(416)	(380)
Proceeds from disposal of property and equipment	10	1
Net cash used in investing activities	(406)	(379)
Cash flows from financing activities:
Proceeds from exercise of stock options	70	16
Repurchase of common stock	(175)	(225)
Dividends paid	(1,804)	(1,781)
Proceeds from long-term debt (Note 4)	2,093	654
Repayments of long-term debt (Note 4)	(313)	(250)
Payments of financing costs	(39)	(5)
Net cash used in financing activities	(168)	(1,591)
Effect of exchange rate on cash, cash equivalents and restricted cash	2	40
Increase in cash, cash equivalents and restricted cash	1,932	179
Cash, cash equivalents and restricted cash at beginning of period	2,430	2,138
Cash, cash equivalents and restricted cash at end of period	$4,362	$2,317
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$155	$129
Cash payments for taxes, net of refunds	$135	$126
Change in construction payables	$40	$(173)

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
The Company has entered into various joint venture agreements with independent third parties, which have been consolidated based on accounting standards for variable interest entities. As of June 30, 2018 and December 31, 2017, the Company's consolidated joint ventures had total assets of $76 million and $77 million, respectively, and total liabilities of $211 million and $198 million, respectively. The Company's joint ventures had intercompany liabilities of $209 million and $196 million as of June 30, 2018 and December 31, 2017, respectively.
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
Macao
In October 2017, the Company announced it will renovate, expand and rebrand the Sands Cotai Central into a new destination integrated resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks, an expanded retail mall and approximately 370 additional luxury suites in the St. Regis Macao Tower. Design work has commenced and construction will be phased to minimize disruption during the property’s peak periods. The Company expects the project to be completed in 2020.
In October 2017, the Company also announced the tower adjacent to the Four Seasons Hotel Macao will feature approximately 280 additional premium quality suites. The Company has completed the structural work of the tower and plans to commence build out of the suites in 2018. The Company expects the project to be completed in 2019.
The completion dates for these projects are subject to change as the Company continues its planning and design work.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Capital Financing Overview
The Company funds its development projects primarily through borrowings under its credit facilities and operating cash flows.
As of June 30, 2018 and December 31, 2017, the Company held cash, cash equivalents and restricted cash of $4.36 billion and $2.43 billion, respectively. Restricted cash represents those amounts contractually reserved for substantial mall-related repairs and maintenance expenditures. Cash equivalents are short-term investments with original maturities of less than 90 days and are carried at cost, which is a reasonable estimate of their fair value. The estimated fair value of the Company's cash equivalents is based on level 1 inputs (quoted market prices in active markets). The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. In the normal course of its activities, the Company will continue to evaluate its capital structure and opportunities for enhancements thereof.
In March 2018, the Company amended its Singapore credit facility, which refinanced the facility in an aggregate amount of 4.80 billion Singapore dollars ("SGD," approximately $3.51 billion at exchange rates in effect on June 30, 2018), extended the maturities of the term loans and revolving loans to March 29, 2024 and September 29, 2023, respectively, and amended the amortization schedule and the leverage covenant to provide that the leverage ratio not exceed 4.0x for all quarterly periods through maturity (see "— Note 4 — Long-Term Debt — 2012 Singapore Credit Facility"). In March 2018, the Company also amended its U.S. credit facility, which refinanced the term loans in an aggregate amount of $2.16 billion, extended the maturity of the term loans to March 27, 2025, and reduced the applicable margin credit spread for borrowings under the term loans. In June 2018, the Company further amended its U.S. credit facility to, among other things, increase the amount of the term loans by $1.35 billion, to an aggregate amount of $3.51 billion (see "— Note 4 — Long-Term Debt — 2013 U.S. Credit Facility").
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
In February 2016, the FASB issued an accounting standard update on leases, which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company will adopt this guidance beginning January 1, 2019. Although the Company is in the process of evaluating the impact the guidance will have on its financial condition and results of operations, the Company currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases. The adoption of this guidance is not expected to have a material effect on net income.
In June 2016, the FASB issued an accounting standard update that revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that reporting period, and should be applied on a modified retrospective basis, with early adoption permitted. The Company is currently assessing the effect the guidance will have on the Company's financial condition and results of operations.
In August 2016, the FASB issued an accounting standard update to reduce the diversity on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In November 2016, the FASB

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

issued an accounting standard update to reduce the diversity on how changes in restricted cash are presented and classified on the statement of cash flows. The Company adopted this guidance on a retrospective basis as of January 1, 2018. The adoption did not have a material effect on the presentation of its statement of cash flows.
Reclassification
Certain amounts in the accompanying condensed consolidated balance sheet as of December 31, 2017, and the related condensed consolidated statements of operations, comprehensive income, equity and cash flows for the three and six months ended June 30, 2017, have been reclassified to be consistent with the current period presentation.
Note 2 — Revenue
Revenue from contracts with customers primarily consists of casino wagers, room sales, food and beverage transactions, rental income from the Company’s mall tenants, convention sales and entertainment and ferry ticket sales. These contracts can be written, oral or implied by customary business practices.
Gross casino revenue is the aggregate of gaming wins and losses. The commissions rebated to junket operators and premium players for rolling play, cash discounts and other cash incentives to patrons related to gaming play are recorded as a reduction to gross casino revenue. Gaming contracts include a performance obligation to honor the patron’s wager and typically include a performance obligation to provide a product or service to the patron on a complimentary basis to incentivize gaming or in exchange for points earned under the Company’s loyalty programs.
For wagering contracts that include complimentary products and services provided by the Company to incentivize gaming, the Company allocates the relative stand-alone selling price of each product and service to the respective revenue type. Complimentary products or services provided under the Company's control and discretion, which are supplied by third parties, are recorded as an operating expense.
For wagering contracts that include products and services provided to a patron in exchange for points earned under the Company’s loyalty programs, the Company allocates the estimated stand-alone selling price of the points earned to the loyalty program liability. The loyalty program liability is a deferral of revenue until redemption occurs. Upon redemption of loyalty program points for Company-owned products and services, the stand-alone selling price of each product or service is allocated to the respective revenue type. For redemptions of points with third parties, the redemption amount is deducted from the loyalty program liability and paid directly to the third party. Any discounts received by the Company from the third party in connection with this transaction are recorded to other revenue.
After allocation to the other revenue types for products and services provided to patrons as part of a wagering contract, the residual amount is recorded to casino revenue as soon as the wager is settled. As all wagers have similar characteristics, the Company accounts for its gaming contracts collectively on a portfolio basis versus an individual basis.
Hotel revenue recognition criteria are met at the time of occupancy. Food and beverage revenue recognition criteria are met at the time of service. Convention revenues are recognized when the related service is rendered or the event is held. Deposits for future hotel occupancy, convention space or food and beverage services contracts are recorded as deferred income until the revenue recognition criteria are met. Cancellation fees for hotel, meeting space and food and beverage services are recognized upon cancellation by the customer and are included in other revenues. Ferry and entertainment revenue recognition criteria are met at the completion of the ferry trip or event, respectively. Revenue from contracts with a combination of these services is allocated pro rata based on each service’s relative stand-alone selling price.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Revenue Disaggregation
The Company operates Integrated Resorts internationally, in Macao and Singapore, and domestically, in Las Vegas and Pennsylvania. The Company generates revenues at its properties by providing the following types of products and services: gaming, rooms, food and beverage, mall and convention, retail and other. Revenue disaggregated by type of revenue and geographic location is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues
Three Months Ended June 30, 2018	(In millions)
Macao:
The Venetian Macao	$677	$52	$18	$56	$27	$830
Sands Cotai Central	386	78	23	15	7	509
The Parisian Macao	308	28	16	15	4	371
The Plaza Macao and Four Seasons Hotel Macao	136	10	7	33	—	186
Sands Macao	166	4	7	2	1	180
Ferry Operations and Other	—	—	—	—	42	42
	1,673	172	71	121	81	2,118
Marina Bay Sands	494	93	51	42	25	705
United States:
Las Vegas Operating Properties	60	149	91	—	102	402
Sands Bethlehem	119	4	6	1	6	136
	179	153	97	1	108	538
Intercompany eliminations(1)	—	—	—	—	(58)	(58)
Total net revenues	$2,346	$418	$219	$164	$156	$3,303
Three Months Ended June 30, 2017
Macao:
The Venetian Macao	$538	$40	$17	$55	$24	$674
Sands Cotai Central	331	64	24	14	6	439
The Parisian Macao	285	31	15	17	5	353
The Plaza Macao and Four Seasons Hotel Macao	88	8	6	32	1	135
Sands Macao	144	5	6	—	1	156
Ferry Operations and Other	—	—	—	—	41	41
	1,386	148	68	118	78	1,798
Marina Bay Sands	651	80	41	40	22	834
United States:
Las Vegas Operating Properties	81	135	79	—	97	392
Sands Bethlehem	125	4	7	1	6	143
	206	139	86	1	103	535
Intercompany eliminations(1)	—	—	—	—	(58)	(58)
Total net revenues	$2,243	$367	$195	$159	$145	$3,109

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues
Six Months Ended June 30, 2018
Macao:
The Venetian Macao	$1,393	$109	$41	$109	$46	$1,698
Sands Cotai Central	804	160	52	29	13	1,058
The Parisian Macao	599	61	31	30	9	730
The Plaza Macao and Four Seasons Hotel Macao	278	19	15	64	1	377
Sands Macao	308	8	14	2	2	334
Ferry Operations and Other	—	—	—	—	81	81
	3,382	357	153	234	152	4,278
Marina Bay Sands	1,146	193	103	84	51	1,577
United States:
Las Vegas Operating Properties	180	305	179	—	215	879
Sands Bethlehem	237	8	12	2	11	270
	417	313	191	2	226	1,149
Intercompany eliminations(1)	—	—	—	—	(122)	(122)
Total net revenues	$4,945	$863	$447	$320	$307	$6,882
Six Months Ended June 30, 2017
Macao:
The Venetian Macao	$1,134	$82	$34	$106	$44	$1,400
Sands Cotai Central	675	129	48	33	13	898
The Parisian Macao	528	60	31	34	10	663
The Plaza Macao and Four Seasons Hotel Macao	180	16	13	63	1	273
Sands Macao	308	10	13	—	3	334
Ferry Operations and Other	—	—	—	—	79	79
	2,825	297	139	236	150	3,647
Marina Bay Sands	1,143	174	84	78	45	1,524
United States:
Las Vegas Operating Properties	185	286	170	—	196	837
Sands Bethlehem	247	8	14	2	11	282
	432	294	184	2	207	1,119
Intercompany eliminations(1)	—	—	—	—	(114)	(114)
Total net revenues	$4,400	$765	$407	$316	$288	$6,176

____________________

(1)	Intercompany eliminations include royalties and other intercompany services (see "— Note 8 — Segment Information).
Contract and Contract Related Liabilities
The Company provides numerous products and services to its customers. There is often a timing difference between the cash payment by the customers and recognition of revenue for each of the associated performance obligations. The Company has the following main types of liabilities associated with contracts with customers: (1) outstanding chip liability, (2) loyalty program liability and (3) customer deposits and other deferred revenue for gaming and non-gaming products and services yet to be provided.
The outstanding chip liability represents the collective amounts owed to junket operators and patrons in exchange for gaming chips in their possession. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. The loyalty program liability represents a deferral of revenue until patron redemption

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of points earned. The loyalty program points are expected to be redeemed and recognized as revenue within one year of being earned. Customer deposits and other deferred revenue represent cash deposits made by customers for future services provided by the Company. With the exception of mall deposits, which are tied to the terms of the lease and typically extend beyond a year, the majority of these customer deposits and other deferred revenue are expected to be recognized as revenue or refunded to the customer within one year of the date the deposit was recorded.
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2018	2017	2018	2017	2018	2017
	(In millions)
Balance at January 1	$478	$525	$63	$69	$714	$633
Balance at June 30	676	553	65	63	724	642
Increase (decrease)	$198	$28	$2	$(6)	$10	$9
 ____________________

(1)
Of this amount, $150 million, $145 million, $137 million and $131 million as of June 30, 2018, January 1, 2018, June 30, 2017, and January 1, 2017, respectively, relates to mall deposits that are accounted for based on lease terms usually greater than one year.

Significant Impacts of Adoption
The adoption of the change in accounting standards related to revenue from contracts with customers resulted in the following significant impacts: (1) promotional allowances line item was eliminated from the condensed consolidated statement of operations with the amount being deducted from casino revenue, (2) the valuation of points associated with the Company’s loyalty programs was changed from cost to fair value; the loyalty program expense, previously charged to casino expense, was deducted from casino revenue to defer revenue recognition until redemption of the loyalty program points occurs; and redemption of the loyalty program points at third parties is now deducted from the loyalty program liability and paid directly to the third party, with any discounts received from the third party recorded to other revenue, and (3) the portion of junket commissions that was previously recorded to casino expense is now deducted from casino revenue. These adjustments resulted in a decrease to net revenues and operating expenses of $32 million and $33 million, respectively, and an increase in operating income of $1 million for the three months ended June 30, 2017, and a decrease to net revenues and operating expenses of $71 million and $73 million, respectively, and an increase in operating income of $2 million for the six months ended June 30, 2017. The cumulative effect of the adoption was recognized as a decrease in retained earnings of $8 million on January 1, 2017.
Note 3 — Property and Equipment, Net
Property and equipment consists of the following:

	June 30, 2018	December 31, 2017
	(In millions)
Land and improvements	$671	$672
Building and improvements	17,703	17,703
Furniture, fixtures, equipment and leasehold improvements	4,108	3,999
Transportation	441	455
Construction in progress	1,166	1,179
	24,089	24,008
Less — accumulated depreciation and amortization	(8,872)	(8,492)
	$15,217	$15,516

During the three and six months ended June 30, 2018, the Company capitalized $1 million of interest expense and during the six months ended June 30, 2017, the Company capitalized $1 million of interest expense. During the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

three and six months ended June 30, 2018 and the three and six months ended June 30, 2017, the Company capitalized approximately $7 million, $12 million, $6 million and $12 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
During the year ended December 31, 2017, the Company completed an evaluation of the estimated useful lives of its property and equipment and determined that changes to the useful lives of certain property and equipment were appropriate. This change in estimated useful lives was accounted for as a change in accounting estimate effective July 1, 2017. The impact of this change for the three months ended June 30, 2018, was a decrease in depreciation and amortization expense and an increase in operating income of $64 million, and an increase in net income attributable to LVSC of $47 million, or earnings per share of $0.06 on a basic and diluted basis. The impact of this change for the six months ended June 30, 2018, was a decrease in depreciation and amortization expense and an increase in operating income of $127 million, and an increase in net income attributable to LVSC of $93 million, or earnings per share of $0.12 on a basic and diluted basis.
During the three and six months ended June 30, 2018, the Company recognized a loss on disposal or impairment of assets of $105 million and $110 million, respectively, consisting primarily of a $92 million write-off of costs related to the tower adjacent to the Four Seasons Hotel Macao. During the three and six months ended June 30, 2017, the Company recognized a loss on disposal or impairment of assets of $3 million and $6 million, respectively.
Note 4 — Long-Term Debt
Long-term debt consists of the following:

	June 30, 2018	December 31, 2017
	(In millions)
Corporate and U.S. Related(1):
2013 U.S. Credit Facility — Extended Term B (net of unamortized original issue discount and deferred financing costs of $23 and $11, respectively)	$3,479	$2,150
HVAC Equipment Lease	12	12
Macao Related(1):
2016 VML Credit Facility — Term (net of unamortized deferred financing costs of $50 and $56, respectively)	4,038	4,043
2016 VML Credit Facility — Non-Extended Term (net of unamortized deferred financing costs of $2)	227	247
2016 VML Credit Facility — Revolving	497	—
Other	5	5
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $47 and $32, respectively)	3,065	3,183
	11,323	9,640
Less — current maturities	(184)	(296)
Total long-term debt	$11,139	$9,344
____________________

(1)
Unamortized deferred financing costs of $22 million and $24 million as of June 30, 2018 and December 31, 2017, respectively, related to the U.S., Macao and Singapore revolving credit facilities are included in other assets, net in the accompanying condensed consolidated balance sheets.

2013 U.S. Credit Facility
During March 2018, the Company entered into an agreement (the "Fifth Amendment Agreement") to amend the existing 2013 U.S. Credit Facility to, among other things, refinance the term loans (by way of continuing or replacing existing term loans) in an aggregate amount of $2.16 billion and to lower the applicable margin credit spread for adjusted Eurodollar rate term loans from 2.0% to 1.75% per annum and for alternative base rate term loans from 1.0% to 0.75% per annum (the interest rate was set at 3.8% as of June 30, 2018). Additionally, the Fifth Amendment Agreement extended

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the maturity date of the term loans from March 29, 2024 to March 27, 2025. The Company recorded a $3 million loss on modification of debt during the six months ended June 30, 2018, in connection with the Fifth Amendment Agreement.
During June 2018, the Company further amended the 2013 U.S. Credit Facility (the "Sixth Amendment Agreement") to, among other things, increase the amount of the term loans by $1.35 billion, to an aggregate amount of $3.51 billion. The additional $1.35 billion, which was fully drawn on the closing date, matures on March 27, 2025, and has terms substantially identical to those applicable to the term loans outstanding under the then existing credit agreement. The 2013 Extended U.S. Term B Facility is subject to quarterly amortization payments of $9 million, which began on June 30, 2018, followed by a balloon payment of $3.27 billion due on March 27, 2025.
As of June 30, 2018, the Company had $1.15 billion of available borrowing capacity under the 2013 Extended U.S. Revolving Facility, net of outstanding letters of credit.
2016 VML Credit Facility
As of June 30, 2018, the Company had $1.49 billion of available borrowing capacity under the 2016 VML Revolving Facility.
The interest rates on the term loans under the 2016 VML Credit Facility were set at 3.7% and 3.6% for loans accruing interest at an adjusted Eurodollar and Hong Kong Inter-Bank Offered Rate, respectively, as of June 30, 2018.
2012 Singapore Credit Facility
During March 2018, the Company amended its 2012 Singapore Credit Facility, which refinanced the facility in an aggregate amount of SGD 4.80 billion (approximately $3.51 billion at exchange rates in effect on June 30, 2018), pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to March 29, 2024, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to September 29, 2023. As of June 30, 2018, the Company had SGD 495 million (approximately $362 million at exchange rates in effect on June 30, 2018) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.
Commencing with the quarterly period ended June 30, 2018, and at the end of each subsequent quarter through March 31, 2022, the amended facility agreement requires the borrower to repay the outstanding 2012 Singapore Term Facility in the amount of 0.5% of the aggregate principal amount outstanding as of March 19, 2018 (the "Singapore Restatement Date"). Commencing with the quarterly period ending June 30, 2022, and at the end of each subsequent quarter through March 31, 2023, the Company is required to repay the outstanding 2012 Singapore Term Facility in the amount of 5.0% of the aggregate principal amount outstanding as of the Singapore Restatement Date. For the quarterly periods ending June 30, 2023 through the termination date of March 29, 2024, the borrower is required to repay the outstanding 2012 Singapore Term Facility in the amount of 18.0% of the aggregate principal amount outstanding as of the Singapore Restatement Date. The leverage covenant was amended to provide that the leverage ratio not exceed 4.0x on the last day of each fiscal quarter through maturity.
The interest rate on the 2012 Singapore Term Facility was set at 2.6% as of June 30, 2018.
Debt Covenant Compliance
As of June 30, 2018, management believes the Company was in compliance with all debt covenants.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Proceeds from 2013 U.S. Credit Facility	$1,347	$5
Proceeds from 2016 VML Credit Facility	746	649
	$2,093	$654
Repayments on 2016 VML Credit Facility	$(269)	$(107)
Repayments on 2012 Singapore Credit Facility	(33)	(33)
Repayments on 2013 U.S. Credit Facility	(9)	(52)
Repayments on Airplane Financings	—	(56)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(2)	(2)
	$(313)	$(250)
Fair Value of Long-Term Debt
The estimated fair value of the Company's long-term debt as of June 30, 2018 and December 31, 2017, was approximately $11.27 billion and $9.61 billion, respectively, compared to its carrying value of $11.42 billion and $9.72 billion, respectively. The estimated fair value of the Company's long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
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
Common Stock
Dividends
On March 30 and June 28, 2018, the Company paid a dividend of $0.75 per common share as part of a regular cash dividend program. During the six months ended June 30, 2018, the Company recorded $1.18 billion as a distribution against retained earnings (of which $648 million related to the principal stockholder and his family and the remaining $535 million related to all other shareholders).
On March 31 and June 30, 2017, the Company paid a dividend of $0.73 per common share as part of a regular cash dividend program. During the six months ended June 30, 2017, the Company recorded $1.16 billion as a distribution against retained earnings (of which $630 million related to the principal stockholder and his family and the remaining $526 million related to all other shareholders).
In July 2018, the Company's Board of Directors declared a quarterly dividend of $0.75 per common share (a total estimated to be approximately $591 million) to be paid on September 27, 2018, to shareholders of record on September 19, 2018.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Repurchase Program
In November 2016, the Company's Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which was to expire in November 2018. In June 2018, the Company's Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion and extending the expiration date to November 2020. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions. During the six months ended June 30, 2018 and 2017, the Company repurchased 2,301,800 and 3,933,737 shares, respectively, of its common stock for $175 million and $225 million, respectively, (including commissions) under the program. All share repurchases of the Company's common stock have been recorded as treasury stock.
Noncontrolling Interests
On February 23 and June 22, 2018, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.05 billion, of which the Company retained $1.44 billion during the six months ended June 30, 2018). On February 24 and June 23, 2017, SCL paid a dividend of HKD 0.99 and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which the Company retained $1.45 billion during the six months ended June 30, 2017).
During the six months ended June 30, 2018 and 2017, the Company distributed $6 million to certain of its noncontrolling interests.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	789	792	789	793
Potential dilution from stock options and restricted stock and stock units	1	—	1	1
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	790	792	790	794
Antidilutive stock options excluded from the calculation of diluted earnings per share	1	7	1	7
Accumulated Other Comprehensive Loss
As of June 30, 2018 and December 31, 2017, accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.
Note 6 — Income Taxes
The Company's effective income tax rate was (27.2)% for the six months ended June 30, 2018, compared to 10.8% for the six months ended June 30, 2017. The effective income tax rate for the six months ended June 30, 2018, would have been 10.0% without the discrete benefit of $670 million, as discussed further below. The effective income tax rate for the six months ended June 30, 2018, reflects a 17% statutory tax rate on the Company's Singapore operations, a 21% corporate income tax rate for its domestic operations and a zero percent tax rate on its Macao gaming operations due to the Company's income tax exemption in Macao, effective through the end of 2018.

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
While management believes the provisional amounts recorded during the six months ended June 30, 2018 and the year ended December 31, 2017, represent reasonable estimates of the ultimate impact U.S. tax reform will have on the Company's consolidated financial statements, it is possible the Company may continue to materially adjust these amounts for related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations as the Act continues to evolve. These adjustments could have an impact on the Company's tax assets and liabilities, effective tax rate, net income and earnings per share.
Note 7 — Commitments and Contingencies
Litigation
The Company is involved in other litigation in addition to those noted below, arising in the normal course of business. Management has made certain estimates for potential litigation costs based upon consultation with legal counsel and has accrued a nominal amount for such costs as of June 30, 2018. Actual results could differ from these estimates; however, in the opinion of management, such litigation and claims will not have a material effect on the Company's financial condition, results of operations and cash flows.
Round Square Company Limited v. Las Vegas Sands Corp.
On October 15, 2004, Richard Suen and Round Square Company Limited ("Roundsquare") filed an action against LVSC, Las Vegas Sands, Inc. ("LVSI"), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the "District Court"), asserting a breach of an alleged agreement to pay a success fee of $5 million and 2.0% of the net profit from the Company's Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs' fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $44 million. On June 30, 2008, a judgment was entered in this matter in the amount of $59 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings, including overturning the pre-trial dismissal of the plaintiffs' breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court. On February 27, 2012, the District Court set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of Roundsquare in the amount of $70 million. On May 28, 2013, a judgment was entered in the matter

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

in the amount of $102 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court requesting the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court denied the Company's motion. On October 17, 2013, the District Court entered an order granting plaintiff's request for certain costs and fees associated with the litigation in the amount of approximately $1 million. On December 6, 2013, the Company filed a notice of appeal of the jury verdict with the Nevada Supreme Court. The Company filed its opening appellate brief with the Nevada Supreme Court on June 16, 2014. On August 19, 2014, the Nevada Supreme Court issued an order granting plaintiffs additional time until September 15, 2014, to file their answering brief. On September 15, 2014, Roundsquare filed a request to the Nevada Supreme Court to file a brief exceeding the maximum number of words, which was granted. On October 10, 2014, Roundsquare filed its answering brief. On January 12, 2015, the defendants filed their reply brief. On January 27, 2015, Roundsquare filed its reply brief. The Nevada Supreme Court set oral argument for December 17, 2015, before a panel of justices only to reset it for January 26, 2016, en banc. Oral arguments were presented to the Nevada Supreme Court as scheduled. On March 11, 2016, the Nevada Supreme Court issued an order affirming the judgment of liability, but reversing the damages award and remanding for a new trial on damages. On March 29, 2016, Roundsquare filed a petition for rehearing. The Nevada Supreme Court ordered an answer by the Company, which the Company filed on May 4, 2016. On May 12, 2016, Roundsquare filed a motion for leave to file a reply brief in support of its petition for rehearing, and on May 19, 2016, the Company filed an opposition to that motion. On June 24, 2016, the Nevada Supreme Court issued an order granting Roundsquare's petition for rehearing and submitting the appeal for decision on rehearing without further briefing or oral argument. On July 22, 2016, the Nevada Supreme Court once again ordered a new trial as to plaintiff Roundsquare on the issue of quantum merit damages. A pre-trial hearing was set in District Court for December 12, 2016. At the December 12, 2016 hearing, the District Court indicated it would allow a scope of trial and additional discovery into areas the Company opposed as inconsistent with the Nevada Supreme Court's remand. The District Court issued a written order on the scope of retrial and discovery dated December 15, 2016. On January 5, 2017, the Company moved for a stay of proceedings in the District Court, pending the Nevada Supreme Court's resolution of the Company's petition for writ of mandamus or prohibition, which was filed on January 13, 2017. On February 13, 2017, the District Court denied the motion to stay proceedings and, on February 16, 2017, the Nevada Supreme Court denied the writ. The parties are presently engaged in discovery and the damages trial date has been set to begin on March 4, 2019. The Company has accrued a nominal amount for estimated costs related to this legal matter as of June 30, 2018. In the event the Company's assumptions used to evaluate this matter change in future periods, it may be required to record an additional liability for an adverse outcome. The Company intends to defend this matter vigorously.
Frank J. Fosbre, Jr. v. Las Vegas Sands Corp., Sheldon G. Adelson and William P. Weidner
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys' fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys' fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys' fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing defendants' Motion for Partial Reconsideration of the U.S. District Court's order dated August 24, 2011, striking additional portions of the plaintiffs' complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiffs filed a purported class action second amended complaint (the "Second Amended Complaint") seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process was suspended. On April 16, 2013, the case was reassigned to a new judge. On July 30, 2013, the U.S. District Court heard the motion to dismiss and took the matter under advisement. On November 7, 2013, the judge granted in part and denied in part defendants' motions to dismiss. On December 13, 2013, the defendants filed their answer to the Second Amended Complaint. Discovery in the matter resumed. On January 8, 2014, plaintiffs filed a motion to expand the certified class period, which was granted by the U.S. District Court on June 15, 2015. Fact discovery closed on July 31, 2015, and expert discovery closed on December 18, 2015. On January 22, 2016, defendants filed motions for summary judgment. Plaintiffs filed an opposition to the motions for summary judgment on March 11, 2016. Defendants filed their replies in support of summary judgment on April 8, 2016. Summary judgment in favor of the defendants was entered on January 4, 2017. The plaintiffs filed a notice of appeal on February 2, 2017, and their opening brief in support of their appeal on July 14, 2017. Defendants filed their answering briefs in opposition to the appeal on October 13, 2017. Plaintiffs filed their reply brief in support of their appeal on December 14, 2017. On May 1, 2018, a three judge panel of the U.S. Court of Appeals for the Ninth Circuit unanimously affirmed the U.S. District Court's summary judgment ruling for the defendants. The Company intends to defend this matter vigorously.
Nasser Moradi, et al. v. Adelson, et al.
On April 1, 2011, Nasser Moradi, Richard Buckman, Douglas Tomlinson and Matt Abbeduto filed a shareholder derivative action (the "Moradi action"), as amended on April 15, 2011, on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time. The complaint raises substantially similar claims as alleged in the Kohanim and Gaines actions. The complaint seeks to recover for the Company unspecified damages, including exemplary damages and restitution, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiffs. On April 18, 2011, the Louisiana Municipal Police Employees Retirement System filed a shareholder derivative action (the "LAMPERS action") on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi and Gaines actions. The complaint seeks to recover for the Company unspecified damages, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiff. On April 22, 2011, John Zaremba filed a shareholder derivative action (the "Zaremba action") on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Jason N. Ader, Irwin Chafetz, Charles D. Forman, George P. Koo, Michael A. Leven, Jeffrey H. Schwartz and Irwin A. Siegel, the members of the Board of Directors at the time, and Wing T. Chao, a former member of the Board of Directors. The complaint raises substantially similar claims as alleged in the Kohanim, Moradi, Gaines and LAMPERS actions. The complaint seeks to recover for the Company unspecified damages, including restitution, disgorgement of profits and injunctive relief, and also seeks to recover attorneys' fees, costs and related expenses for the plaintiff. On August 25, 2011, the U.S. District Court consolidated the Moradi, LAMPERS and Zaremba actions and such actions are reported as one consolidated matter. On November 17, 2011, the defendants filed a motion to dismiss or alternatively to stay the federal action due to the parallel District Court action described above. On May 25, 2012, the case was transferred to a new judge. On August 27, 2012, the U.S. District Court granted the motion to stay pending a further update of the Special Litigation Committee due on October 30, 2012. On October 30, 2012, the defendants filed the update asking the judge to determine whether to continue the stay until January 31, 2013, or to address motions to dismiss. On November 7, 2012, the U.S. District Court denied defendants request for an extension

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of the stay but asked the parties to brief the motion to dismiss. On November 21, 2012, defendants filed their motion to dismiss. On December 21, 2012, plaintiffs filed their opposition, and on January 18, 2013, defendants filed their reply. On May 31, 2013, the case was reassigned to a new judge. On April 11, 2014, the judge denied the motion to dismiss without prejudice and ordered the case stayed pending the outcome of the District Court action in Kohanim described above. After the Kohanim case was dismissed with prejudice at plaintiff's request and not appealed, the defendants, on April 11, 2018, filed simultaneous motions seeking to lift the stay and to dismiss this federal consolidated derivative case. On May 23, 2018, the parties filed a stipulation in which plaintiffs voluntarily dismissed this action without any settlement or compromise. Based on this stipulation, the U.S. District Court ordered the action dismissed, with all parties waiving any rights to appeal from any aspect of this action. The U.S. District Court further directed this matter and all associated cases be closed.
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited ("AAEC") filed a claim (the "Macao action") with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. ("LVS (Nevada)"), Las Vegas Sands, LLC ("LVSLLC") and VCR (collectively, the "Defendants"). The claim is for 3.0 billion patacas (approximately $371 million at exchange rates in effect on June 30, 2018) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the "U.S. Defendants") for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC's claims against the U.S. Defendants.
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
AAEC appealed against the recognition decision to the Macao Court of Final Appeal, which, on May 6, 2015, dismissed the appeal and held the U.S. judgment to be final and have preclusive effect. The Macao Court of Final Appeal's decision became final on May 21, 2015. On June 5, 2015, the U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata. AAEC filed its response to that application on June 30, 2015. The U.S. Defendants filed their reply on July 23, 2015. On September 14, 2015, the Macao Judicial Court admitted two further legal opinions from Portuguese and U.S. law experts. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged on April 7, 2016, together with a request that the appeal be heard immediately. By a decision dated April 13, 2016, the Macao Judicial Court accepted that the appeal be heard immediately. Legal arguments were submitted May 23, 2016. AAEC replied to the legal arguments on or about July 14, 2016, which was three days late, upon payment of a penalty. The U.S. Defendants submitted a response on September 20, 2016. On December 13, 2016, the Macao Judicial Court confirmed its earlier decision not to stay the proceedings pending appeal. As of the end of December 2016, all appeals (including VML's dismissal and the res judicata appeals) were being transferred to the Macao Second Instance Court. On May 11, 2017, the Macao Second Instance Court notified the parties of its decision of refusal to deal with the appeals at the present time. The Macao Second Instance Court ordered the court file be transferred back to the Macao Judicial Court. Evidence gathering by the Macao Judicial Court has commenced by letters rogatory. On June 30, 2017, the Macao Judicial Court sent letters

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

rogatory to the Public Prosecutor's office, for onward transmission to relevant authorities in the U.S. and Hong Kong. On August 10, 2017, the Hong Kong Mutual Legal Assistance Unit, International Law Division, Hong Kong Department of Justice ("HKMLAU") responded to the Public Prosecutor and requested additional information. On August 18, 2017, the Public Prosecutor forwarded the HKMLAU request to the Macao Judicial Court. On November 14, 2017, the Public Prosecutor replied to the HKMLAU. The HKMLAU sent a further communication to the Public Prosecutor on November 29, 2017, again requesting the Macao Judicial Court provide further information to enable processing of the Hong Kong letter rogatory. On January 6, 2018, the Macao Judicial Court notified the parties accordingly. On February 10, 2018, the Macao Judicial Court notified the parties that a communication dated January 25, 2018, had been received from the U.S. Department of Justice. The Macao Judicial Court has extended the time for processing the letters rogatory until the end of June 2018. On May 7, 2018, the Macao Judicial Court further extended the time for processing one of the letters rogatory until mid-September 2018.
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
Note 8 — Segment Information
The Company's principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; Sands Macao; Marina Bay Sands; Las Vegas Operating Properties; and Sands Bethlehem. The Company also reviews construction

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and development activities for each of its primary projects currently under development, in addition to its reportable segments noted above, which include the renovation, expansion and rebranding of Sands Cotai Central and the additional rooms in the tower adjacent to the Four Seasons Hotel Macao in Macao, and the Las Vegas Condo Tower (for which construction currently is suspended) in the United States. The Company has included Ferry Operations and Other (comprised primarily of the Company's ferry operations and various other operations that are ancillary to its properties in Macao) to reconcile to condensed consolidated results of operations and financial condition. The Company has included Corporate and Other (which includes the Las Vegas Condo Tower and corporate activities of the Company) to reconcile to the condensed consolidated financial condition. The segment information as of December 31, 2017 and for the three and six months ended June 30, 2017, has been reclassified to conform to the current presentation. The Company's segment information as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net Revenues
Macao:
The Venetian Macao	$830	$674	$1,698	$1,400
Sands Cotai Central	509	439	1,058	898
The Parisian Macao	371	353	730	663
The Plaza Macao and Four Seasons Hotel Macao	186	135	377	273
Sands Macao	180	156	334	334
Ferry Operations and Other	42	41	81	79
	2,118	1,798	4,278	3,647
Marina Bay Sands	705	834	1,577	1,524
United States:
Las Vegas Operating Properties	402	392	879	837
Sands Bethlehem	136	143	270	282
	538	535	1,149	1,119
Intersegment eliminations	(58)	(58)	(122)	(114)
Total net revenues	$3,303	$3,109	$6,882	$6,176

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$1	$1	$2	$2
Ferry Operations and Other	6	6	12	11
	7	7	14	13
Marina Bay Sands	3	2	5	4
Las Vegas Operating Properties	48	49	103	97
Total intersegment revenues	$58	$58	$122	$114

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$331	$256	$679	$545
Sands Cotai Central	176	134	377	277
The Parisian Macao	114	106	230	188
The Plaza Macao and Four Seasons Hotel Macao	72	60	145	111
Sands Macao	52	39	99	93
Ferry Operations and Other	5	5	9	12
	750	600	1,539	1,226
Marina Bay Sands	368	492	909	856
United States:
Las Vegas Operating Properties	77	79	218	201
Sands Bethlehem	30	37	59	73
	107	116	277	274
Consolidated adjusted property EBITDA(1)	1,225	1,208	2,725	2,356
Other Operating Costs and Expenses
Stock-based compensation	(3)	(4)	(7)	(7)
Corporate	(33)	(42)	(89)	(84)
Pre-opening	(2)	(4)	(3)	(6)
Development	(2)	(2)	(5)	(5)
Depreciation and amortization	(274)	(327)	(538)	(648)
Amortization of leasehold interests in land	(9)	(9)	(18)	(19)
Loss on disposal or impairment of assets	(105)	(3)	(110)	(6)
Operating income	797	817	1,955	1,581
Other Non-Operating Costs and Expenses
Interest income	9	4	14	7
Interest expense, net of amounts capitalized	(93)	(79)	(182)	(157)
Other income (expense)	44	(25)	18	(61)
Loss on modification or early retirement of debt	—	—	(3)	(5)
Income tax (expense) benefit	(81)	(78)	490	(147)
Net income	$676	$639	$2,292	$1,218
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

	Six Months Ended June 30,
	2018	2017
	(In millions)
Capital Expenditures
Corporate and Other	$54	$4
Macao:
The Venetian Macao	69	61
Sands Cotai Central	53	34
The Parisian Macao	68	111
The Plaza Macao and Four Seasons Hotel Macao	22	13
Sands Macao	8	3
Ferry Operations and Other	—	2
	220	224
Marina Bay Sands	72	92
United States:
Las Vegas Operating Properties	58	50
Sands Bethlehem	12	10
	70	60
Total capital expenditures	$416	$380

	June 30, 2018	December 31, 2017
	(In millions)
Total Assets
Corporate and Other	$2,419	$953
Macao:
The Venetian Macao	2,492	2,640
Sands Cotai Central	3,778	3,891
The Parisian Macao	2,459	2,496
The Plaza Macao and Four Seasons Hotel Macao	857	930
Sands Macao	279	282
Ferry Operations and Other	262	275
	10,127	10,514
Marina Bay Sands	4,744	5,054
United States:
Las Vegas Operating Properties	4,934	3,530
Sands Bethlehem	631	636
	5,565	4,166
Total assets	$22,855	$20,687

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	June 30, 2018	December 31, 2017
	(In millions)
Total Long-Lived Assets(1)
Corporate and Other	$268	$249
Macao:
The Venetian Macao	1,721	1,728
Sands Cotai Central	3,497	3,516
The Parisian Macao	2,332	2,375
The Plaza Macao and Four Seasons Hotel Macao(2)	776	853
Sands Macao	220	222
Ferry Operations and Other	138	146
	8,684	8,840
Marina Bay Sands	4,166	4,336
United States:
Las Vegas Operating Properties	2,761	2,779
Sands Bethlehem	551	549
	3,312	3,328
Total long-lived assets	$16,430	$16,753
 ____________________

(1)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and leasehold interests in land, net of accumulated amortization.

(2)
During the three months ended June 30, 2018, the Company recognized a loss on disposal or impairment of assets of $92 million related to the tower adjacent to the Four Seasons Hotel Macao (see "— Note 3 — Property and Equipment, Net").

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
There were no newly identified significant accounting estimates during the six months ended June 30, 2018, nor were there any material changes to the critical accounting policies and estimates discussed in our 2017 Annual Report.
Recent Accounting Pronouncements
See related disclosure at "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements."

Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	(Dollars in millions)
Net revenues	$3,303	$3,109	6.2%	$6,882	$6,176	11.4%
Operating expenses	2,506	2,292	9.3%	4,927	4,595	7.2%
Operating income	797	817	(2.4)%	1,955	1,581	23.7%
Income before income taxes	757	717	5.6%	1,802	1,365	32.0%
Net income	676	639	5.8%	2,292	1,218	88.2%
Net income attributable to Las Vegas Sands Corp.	556	546	1.8%	2,012	1,027	95.9%
The decrease in operating income for the three months ended June 30, 2018, was primarily due to softer rolling volume and win percentage in Singapore and a loss on disposal or impairment of assets. These items were offset by stronger operating performance in our Macao business due to a 17.8% increase in revenues and the impact of the change in useful lives of certain property and equipment.
The increase in operating income for the six months ended June 30, 2018, was due to stronger results across our Macao, Singapore and Las Vegas property portfolio and the impact of the change in useful lives of certain property and equipment. The increase in net income and net income attributable to Las Vegas Sands Corp. for the six months ended June 30, 2018, reflects a nonrecurring non-cash discrete income tax benefit of $670 million, as further described below.
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
Gross casino revenue is the aggregate of gaming wins and losses. The commissions rebated to junket operators and premium players for rolling play, cash discounts and other cash incentives to patrons related to gaming play are recorded as a reduction to gross casino revenue. Gaming contracts include a performance obligation to honor the patron’s wager and typically include a performance obligation to provide a product or service to the patron on a complimentary basis to incentivize gaming or in exchange for points earned under our loyalty programs.
When a patron earns points under our loyalty programs, the estimated stand-alone selling price of the points earned is deferred until redemption. Once redeemed, revenue is recognized in its respective revenue type. Similarly, revenue is also allocated to its respective revenue type for complimentaries provided at management's discretion. After the aforementioned allocations, the residual amount is recorded to casino revenue.
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

Key Operating Revenue Measurements
Operating revenues at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Marina Bay Sands and our Las Vegas Operating Properties are dependent upon the volume of customers who stay at the hotel, which affects the price that can be charged for hotel rooms and our gaming volume. Operating revenues at Sands Macao and Sands Bethlehem are principally driven by gaming patrons who visit the properties on a daily basis.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip win percentage is expected to be 3.0% to 3.3% in Macao and 2.7% to 3.0% in Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 24.6%, 21.0%, 20.1%, 23.7%, 18.5% and 19.4% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. As of January 1, 2018, Non-Rolling Chip drop at Marina Bay Sands includes chips purchased and exchanged at the cage, consistent with our Macao properties. Prior period amounts have been updated to conform to the current presentation. Our slot machines have produced a trailing 12-month hold percentage of 5.0%, 4.2%, 2.8%, 7.3%, 3.3% and 4.4% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 15.0% and 24.1%, respectively, of our table games play was conducted on a credit basis for the six months ended June 30, 2018.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued that are deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of handle. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Based upon our mix of table games, our table games are expected to produce a win percentage of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Table games at Sands Bethlehem have produced a trailing 12-month win percentage of 18.9%. Our slot machines have produced a trailing 12-month hold percentage of 8.5% and 6.5% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 61.6% of our table games play at our Las Vegas Operating Properties, for the six months ended June 30, 2018, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.
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
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended June 30,
	2018	2017	Percent Change
	(Dollars in millions)
Casino	$2,346	$2,243	4.6%
Rooms	418	367	13.9%
Food and beverage	219	195	12.3%
Mall	164	159	3.1%
Convention, retail and other	156	145	7.6%
Total net revenues	$3,303	$3,109	6.2%
Consolidated net revenues were $3.30 billion for the three months ended June 30, 2018, an increase of $194 million compared to $3.11 billion for the three months ended June 30, 2017. The increase was primarily driven by an increase of $319 million at our Macao operating properties, primarily due to increased casino revenues. The increase was partially offset by a $129 million decrease at Marina Bay Sands, primarily due to decreased casino revenues.
Net casino revenues increased $103 million compared to the three months ended June 30, 2017. The increase was primarily attributable to a $287 million increase in Macao, primarily driven by increases in Non-Rolling Chip drop and Rolling Chip volume at each of our Macao operating properties, partially offset by a $157 million decrease at Marina Bay Sands, driven by a decrease in Rolling Chip volume and win percentage. The following table summarizes the results of our casino activity:

	Three Months Ended June 30,
	2018	2017	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$677	$538	25.8%
Non-Rolling Chip drop	$2,245	$1,695	32.4%
Non-Rolling Chip win percentage	25.1%	25.7%	(0.6	)pts
Rolling Chip volume	$7,464	$5,172	44.3%
Rolling Chip win percentage	3.10%	3.61%	(0.51	)pts
Slot handle	$819	$681	20.3%
Slot hold percentage	4.5%	5.3%	(0.8	)pts
Sands Cotai Central
Total net casino revenues	$386	$331	16.6%
Non-Rolling Chip drop	$1,635	$1,367	19.6%
Non-Rolling Chip win percentage	21.0%	21.1%	(0.1	)pts
Rolling Chip volume	$2,592	$2,522	2.8%
Rolling Chip win percentage	3.24%	3.15%	0.09	pts
Slot handle	$1,236	$1,139	8.5%
Slot hold percentage	4.1%	4.0%	0.1	pts

	Three Months Ended June 30,
	2018	2017	Change
	(Dollars in millions)
The Parisian Macao
Total net casino revenues	$308	$285	8.1%
Non-Rolling Chip drop	$1,057	$973	8.6%
Non-Rolling Chip win percentage	19.6%	19.7%	(0.1	)pts
Rolling Chip volume	$4,479	$3,760	19.1%
Rolling Chip win percentage	3.76%	3.89%	(0.13	)pts
Slot handle	$1,173	$935	25.5%
Slot hold percentage	2.4%	3.3%	(0.9	)pts
The Plaza Macao and Four Seasons Hotel Macao
Total net casino revenues	$136	$88	54.5%
Non-Rolling Chip drop	$318	$295	7.8%
Non-Rolling Chip win percentage	27.0%	24.3%	2.7	pts
Rolling Chip volume	$2,649	$2,417	9.6%
Rolling Chip win percentage	3.75%	1.97%	1.78	pts
Slot handle	$135	$97	39.2%
Slot hold percentage	7.8%	7.5%	0.3	pts
Sands Macao
Total net casino revenues	$166	$144	15.3%
Non-Rolling Chip drop	$659	$626	5.3%
Non-Rolling Chip win percentage	18.6%	18.8%	(0.2	)pts
Rolling Chip volume	$1,374	$968	41.9%
Rolling Chip win percentage	4.48%	3.80%	0.68	pts
Slot handle	$641	$614	4.4%
Slot hold percentage	3.3%	3.2%	0.1	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$494	$651	(24.1)%
Non-Rolling Chip drop(1)	$1,337	$1,267	5.5%
Non-Rolling Chip win percentage(1)	20.5%	20.1%	0.4	pts
Rolling Chip volume	$5,870	$8,709	(32.6)%
Rolling Chip win percentage	2.84%	4.42%	(1.58	)pts
Slot handle	$3,619	$3,403	6.3%
Slot hold percentage	4.6%	4.3%	0.3	pts
U.S. Operations:
Las Vegas Operating Properties
Total net casino revenues	$60	$81	(25.9)%
Table games drop	$342	$352	(2.8)%
Table games win percentage	7.7%	16.3%	(8.6	)pts
Slot handle	$683	$606	12.7%
Slot hold percentage	8.4%	8.8%	(0.4	)pts
Sands Bethlehem
Total net casino revenues	$119	$125	(4.8)%
Table games drop	$290	$276	5.1%
Table games win percentage	17.7%	20.8%	(3.1	)pts
Slot handle	$1,224	$1,179	3.8%
Slot hold percentage	6.5%	6.6%	(0.1	)pts
____________________

(1)	As of January 1, 2018, Non-Rolling Chip drop includes chips purchased and exchanged at the cage. Prior period amounts have been updated to conform to the current period presentation.

In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $51 million compared to the three months ended June 30, 2017. The increase was primarily due to increases of $14 million at our Las Vegas Operating Properties and Sands Cotai Central, $13 million at Marina Bay Sands and $12 million at The Venetian Macao, driven by increases in occupancy and ADR. During the three months ended June 30, 2018, there were approximately 26% fewer rooms available at The Parisian Macao compared to the three months ended June 30, 2017, due to the construction work of combining and converting standard rooms to suites. The following table summarizes the results of our room activity:

	Three Months Ended June 30,
	2018	2017	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$52	$40	30.0%
Occupancy rate	95.6%	93.3%	2.3	pts
Average daily room rate (ADR)	$217	$202	7.4%
Revenue per available room (RevPAR)	$208	$189	10.1%
Sands Cotai Central
Total room revenues	$78	$64	21.9%
Occupancy rate	93.0%	81.4%	11.6	pts
Average daily room rate (ADR)	$150	$141	6.4%
Revenue per available room (RevPAR)	$140	$114	22.8%
The Parisian Macao
Total room revenues	$28	$31	(9.7)%
Occupancy rate	96.4%	88.0%	8.4	pts
Average daily room rate (ADR)	$149	$137	8.8%
Revenue per available room (RevPAR)	$143	$120	19.2%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$10	$8	25.0%
Occupancy rate	86.8%	81.3%	5.5	pts
Average daily room rate (ADR)	$310	$347	(10.7)%
Revenue per available room (RevPAR)	$269	$282	(4.6)%
Sands Macao
Total room revenues	$4	$5	(20.0)%
Occupancy rate	99.0%	98.5%	0.5	pts
Average daily room rate (ADR)	$159	$191	(16.8)%
Revenue per available room (RevPAR)	$158	$188	(16.0)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$93	$80	16.3%
Occupancy rate	96.9%	94.3%	2.6	pts
Average daily room rate (ADR)	$418	$396	5.6%
Revenue per available room (RevPAR)	$405	$374	8.3%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$149	$135	10.4%
Occupancy rate	97.3%	92.7%	4.6	pts
Average daily room rate (ADR)	$241	$232	3.9%
Revenue per available room (RevPAR)	$235	$215	9.3%
Sands Bethlehem
Total room revenues	$4	$4	—
Occupancy rate	94.4%	93.9%	0.5	pts
Average daily room rate (ADR)	$163	$162	0.6%
Revenue per available room (RevPAR)	$154	$152	1.3%

Food and beverage revenues increased $24 million compared to the three months ended June 30, 2017. The increase is primarily attributable to increases of $12 million and $10 million at our Las Vegas Operating Properties and Marina Bay Sands, respectively, driven by an increase in banquet operations and the opening of new restaurants.
Mall revenues were relatively consistent with the three months ended June 30, 2017. For further information related to the financial performance of our malls, see "— Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended June 30,
	2018	2017	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$56	$55	1.8%
Mall gross leasable area (in square feet)	786,652	779,025	1.0%
Occupancy	91.4%	97.7%	(6.3	)pts
Base rent per square foot	$262	$245	6.9%
Tenant sales per square foot	$1,656	$1,340	23.6%
Shoppes at Cotai Central(1)
Total mall revenues	$15	$14	7.1%
Mall gross leasable area (in square feet)	517,238	425,630	21.5%
Occupancy	90.9%	93.5%	(2.6	)pts
Base rent per square foot	$114	$120	(5.0)%
Tenant sales per square foot	$849	$676	25.6%
Shoppes at Parisian
Total mall revenues	$15	$17	(11.8)%
Mall gross leasable area (in square feet)	295,896	299,053	(1.1)%
Occupancy	90.7%	92.7%	(2.0	)pts
Base rent per square foot	$192	$221	(13.1)%
Tenant sales per square foot(2)	$649	—	N/M
Shoppes at Four Seasons
Total mall revenues	$33	$32	3.1%
Mall gross leasable area (in square feet)	258,264	259,533	(0.5)%
Occupancy	98.8%	99.5%	(0.7	)pts
Base rent per square foot	$460	$455	1.1%
Tenant sales per square foot	$4,078	$3,097	31.7%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$42	$40	5.0%
Mall gross leasable area (in square feet)	609,142	608,947	—
Occupancy	94.1%	97.4%	(3.3	)pts
Base rent per square foot	$260	$223	16.6%
Tenant sales per square foot	$1,773	$1,482	19.6%
__________________________
N/M - Not Meaningful

Note:	This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.

(1)
The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao.

(2)	The Shoppes at Parisian opened in September 2016. Tenant sales per square foot reflect sales from tenants only after the tenant has been open for a period of 12 months.

Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended June 30,
	2018	2017	Percent Change
	(Dollars in millions)
Casino	$1,331	$1,176	13.2%
Rooms	111	101	9.9%
Food and beverage	168	156	7.7%
Mall	18	18	—%
Convention, retail and other	78	78	—%
Provision for doubtful accounts	7	22	(68.2)%
General and administrative	368	354	4.0%
Corporate	33	42	(21.4)%
Pre-opening	2	4	(50.0)%
Development	2	2	—%
Depreciation and amortization	274	327	(16.2)%
Amortization of leasehold interests in land	9	9	—%
Loss on disposal or impairment of assets	105	3	N/M
Total operating expenses	$2,506	$2,292	9.3%
__________________________
N/M - Not Meaningful
Operating expenses were $2.51 billion for the three months ended June 30, 2018, an increase of $214 million compared to $2.29 billion for the three months ended June 30, 2017. The increase in operating expenses was primarily driven by an increase in casino expenses at our Macao operating properties due to increased casino revenues and visitation.
Casino expenses increased $155 million compared to the three months ended June 30, 2017. The increase was primarily attributable to a $160 million increase at our Macao operating properties, driven by an increase in gaming tax due to increased casino revenues.
The provision for doubtful accounts was $7 million for the three months ended June 30, 2018, compared to $22 million for the three months ended June 30, 2017. The decrease primarily resulted from increased collections of previously reserved customer balances. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities. We believe the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
Corporate expenses decreased $9 million compared to the three months ended June 30, 2017. The decrease was primarily due to legal fee insurance recoveries.
Depreciation and amortization expense decreased $53 million compared to the three months ended June 30, 2017. The decrease was primarily driven by a $64 million decrease resulting from a change in the estimated useful lives of certain property and equipment (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Property and Equipment, Net").
The loss on disposal or impairment of assets of $105 million for the three months ended June 30, 2018, consisted primarily of a $92 million write-off of costs related to the tower adjacent to the Four Seasons Hotel Macao.
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
The following table summarizes information related to our segments (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 8 — Segment Information" for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Three Months Ended June 30,
	2018	2017	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$331	$256	29.3%
Sands Cotai Central	176	134	31.3%
The Parisian Macao	114	106	7.5%
The Plaza Macao and Four Seasons Hotel Macao	72	60	20.0%
Sands Macao	52	39	33.3%
Ferry Operations and Other	5	5	—%
	750	600	25.0%
Marina Bay Sands	368	492	(25.2)%
United States:
Las Vegas Operating Properties	77	79	(2.5)%
Sands Bethlehem	30	37	(18.9)%
	107	116	(7.8)%
Consolidated adjusted property EBITDA	$1,225	$1,208	1.4%
Adjusted property EBITDA at our Integrated Resorts is primarily driven by our casino, room and food and beverage operations, as previously discussed.
Adjusted property EBITDA at our Macao operations increased $150 million compared to the three months ended June 30, 2017. As previously described, the increase was primarily due to increased casino revenues, driven by increases in Non-Rolling Chip drop and Rolling Chip volume.
Adjusted property EBITDA at Marina Bay Sands decreased $124 million compared to the three months ended June 30, 2017. As previously described, the decrease was primarily due to decreased casino revenues, driven by a decrease in Rolling Chip volume and win percentage.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $2 million compared to the three months ended June 30, 2017. The decrease was primarily due to decreased casino revenues, driven by a decrease in table games win percentage, partially offset by an increase in room revenues due to increases in occupancy and ADR.
Adjusted property EBITDA at Sands Bethlehem decreased $7 million compared to the three months ended June 30, 2017. The decrease was primarily due to decreased casino revenues, driven by a decrease in table games win percentage.

Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended June 30,
	2018	2017
	(Dollars in millions)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$90	$75
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	4	4
Less — capitalized interest	(1)	—
Interest expense, net	$93	$79
Cash paid for interest	$81	$65
Weighted average total debt balance	$10,179	$9,955
Weighted average interest rate	3.5%	3.0%
Interest cost increased $15 million compared to the three months ended June 30, 2017, resulting primarily from an increase in our weighted average interest rate.
Other Factors Affecting Earnings
Other income was $44 million for the three months ended June 30, 2018, compared to other expense of $25 million for the three months ended June 30, 2017. Other income during the three months ended June 30, 2018, was primarily attributable to $44 million of foreign currency transaction gains, driven by Singapore dollar denominated intercompany debt reported in U.S. dollars. These gains resulted from the appreciation of the U.S. dollar versus the Singapore dollar during the period.
Our effective income tax rate was 10.7% for the three months ended June 30, 2018, compared to 10.9% for the three months ended June 30, 2017. The effective income tax rate for the three months ended June 30, 2018, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax rate on our U.S. operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets previously generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of our operations improve or we determine related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations of the Tax Cuts and Jobs Act (the "Act") require changes to positions we have taken and it becomes “more-likely-than-not” these deferred tax assets, or a portion thereof, are realizable, we will reduce the valuation allowances in the period such determination is made, as appropriate.
The net income attributable to our noncontrolling interests was $120 million for the three months ended June 30, 2018, compared to $93 million for the three months ended June 30, 2017. These amounts are primarily related to the noncontrolling interest of Sands China Ltd. ("SCL").
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Operating Revenues
Our net revenues consisted of the following:

	Six Months Ended June 30,
	2018	2017	Percent Change
	(Dollars in millions)
Casino	$4,945	$4,400	12.4%
Rooms	863	765	12.8%
Food and beverage	447	407	9.8%
Mall	320	316	1.3%
Convention, retail and other	307	288	6.6%
Total net revenues	$6,882	$6,176	11.4%

Consolidated net revenues were $6.88 billion for the six months ended June 30, 2018, an increase of $706 million compared to $6.18 billion for the six months ended June 30, 2017. The increase was primarily driven by a $629 million increase at our Macao operating properties, primarily due to increased casino revenues, and a $53 million increase at Marina Bay Sands, primarily driven by increased room and food and beverage revenues.
Net casino revenues increased $545 million compared to the six months ended June 30, 2017. The increase is primarily attributable to a $557 million increase at our Macao operating properties, driven by an increase in Non-Rolling Chip drop and Rolling Chip volume. The following table summarizes the results of our casino activity:

	Six Months Ended June 30,
	2018	2017	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$1,393	$1,134	22.8%
Non-Rolling Chip drop	$4,489	$3,423	31.1%
Non-Rolling Chip win percentage	24.4%	25.6%	(1.2	) pts
Rolling Chip volume	$15,329	$11,321	35.4%
Rolling Chip win percentage	3.66%	3.80%	(0.14	) pts
Slot handle	$1,656	$1,334	24.1%
Slot hold percentage	4.8%	5.3%	(0.5	) pts
Sands Cotai Central
Total net casino revenues	$804	$675	19.1%
Non-Rolling Chip drop	$3,395	$2,836	19.7%
Non-Rolling Chip win percentage	21.2%	20.5%	0.7	pts
Rolling Chip volume	$5,000	$5,421	(7.8)%
Rolling Chip win percentage	3.33%	3.05%	0.28	pts
Slot handle	$2,512	$2,328	7.9%
Slot hold percentage	4.0%	4.0%	—
The Parisian Macao
Total net casino revenues	$599	$528	13.4%
Non-Rolling Chip drop	$2,143	$1,956	9.6%
Non-Rolling Chip win percentage	19.9%	18.9%	1.0	pts
Rolling Chip volume	$9,077	$7,482	21.3%
Rolling Chip win percentage	3.26%	3.36%	(0.10	) pts
Slot handle	$2,217	$1,789	23.9%
Slot hold percentage	2.5%	3.6%	(1.1	) pts
The Plaza Macao and Four Seasons Hotel Macao
Total net casino revenues	$278	$180	54.4%
Non-Rolling Chip drop	$734	$597	22.9%
Non-Rolling Chip win percentage	24.8%	23.1%	1.7	pts
Rolling Chip volume	$5,704	$4,247	34.3%
Rolling Chip win percentage	3.49%	2.66%	0.83	pts
Slot handle	$270	$194	39.2%
Slot hold percentage	7.3%	7.4%	(0.1	) pts
Sands Macao
Total net casino revenues	$308	$308	—
Non-Rolling Chip drop	$1,316	$1,239	6.2%
Non-Rolling Chip win percentage	18.4%	19.4%	(1.0	) pts
Rolling Chip volume	$2,271	$2,881	(21.2)%
Rolling Chip win percentage	3.80%	3.01%	0.79	pts
Slot handle	$1,281	$1,210	5.9%
Slot hold percentage	3.2%	3.3%	(0.1	) pts

	Six Months Ended June 30,
	2018	2017	Change
	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$1,146	$1,143	0.3%
Non-Rolling Chip drop	$2,735	$2,553	7.1%
Non-Rolling Chip win percentage	19.4%	21.1%	(1.7	) pts
Rolling Chip volume	$13,246	$17,625	(24.8)%
Rolling Chip win percentage	3.91%	3.46%	0.45	pts
Slot handle	$7,504	$6,824	10.0%
Slot hold percentage	4.5%	4.3%	0.2	pts
U.S. Operations:
Las Vegas Operating Properties
Total net casino revenues	$180	$185	(2.7)%
Table games drop	$833	$785	6.1%
Table games win percentage	16.6%	19.2%	(2.6	) pts
Slot handle	$1,301	$1,210	7.5%
Slot hold percentage	8.4%	8.5%	(0.1	) pts
Sands Bethlehem
Total net casino revenues	$237	$247	(4.0)%
Table games drop	$571	$545	4.8%
Table games win percentage	17.9%	20.5%	(2.6	) pts
Slot handle	$2,395	$2,340	2.4%
Slot hold percentage	6.6%	6.6%	—
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $98 million compared to the six months ended June 30, 2017. The increase is primarily due to increases of $31 million, $27 million, $19 million and $19 million at Sands Cotai Central, The Venetian Macao, Marina Bay Sands and our Las Vegas Operating Properties, respectively, driven by increased occupancy and ADR. During the six months ended June 30, 2018, there were approximately 18% fewer rooms available at The Parisian Macao compared to the six months ended June 30, 2017, due to the construction work of combining and converting standard rooms to suites. The following table summarizes the results of our room activity:

	Six Months Ended June 30,
	2018	2017	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$109	$82	32.9%
Occupancy rate	95.8%	89.6%	6.2	pts
Average daily room rate (ADR)	$225	$203	10.8%
Revenue per available room (RevPAR)	$215	$182	18.1%
Sands Cotai Central
Total room revenues	$160	$129	24.0%
Occupancy rate	93.2%	80.4%	12.8	pts
Average daily room rate (ADR)	$154	$144	6.9%
Revenue per available room (RevPAR)	$144	$116	24.1%
The Parisian Macao
Total room revenues	$61	$60	1.7%
Occupancy rate	95.4%	84.9%	10.5	pts
Average daily room rate (ADR)	$150	$136	10.3%
Revenue per available room (RevPAR)	$143	$115	24.3%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$19	$16	18.8%
Occupancy rate	87.8%	80.2%	7.6	pts
Average daily room rate (ADR)	$316	$357	(11.5)%
Revenue per available room (RevPAR)	$277	$286	(3.1)%
Sands Macao
Total room revenues	$8	$10	(20.0)%
Occupancy rate	98.9%	98.2%	0.7	pts
Average daily room rate (ADR)	$162	$193	(16.1)%
Revenue per available room (RevPAR)	$161	$189	(14.8)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$193	$174	10.9%
Occupancy rate	96.8%	95.6%	1.2	pts
Average daily room rate (ADR)	$436	$418	4.3%
Revenue per available room (RevPAR)	$423	$400	5.8%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$305	$286	6.6%
Occupancy rate	96.6%	93.5%	3.1	pts
Average daily room rate (ADR)	$249	$245	1.6%
Revenue per available room (RevPAR)	$241	$229	5.2%
Sands Bethlehem
Total room revenues	$8	$8	—
Occupancy rate	91.3%	92.0%	(0.7	) pts
Average daily room rate (ADR)	$161	$160	0.6%
Revenue per available room (RevPAR)	$147	$147	—

Food and beverage revenues increased $40 million compared to the six months ended June 30, 2017. The increase is primarily attributable to increases of $19 million and $9 million at Marina Bay Sands and our Las Vegas Operating Properties, respectively, driven by an increase in banquet operations and the opening of new restaurants.
Mall revenues increased $4 million compared to the six months ended June 30, 2017. The increase was primarily due to a $6 million increase at the Shoppes at Marina Bay Sands, driven by an increase in base rents. For further information related to the financial performance of our malls, see "— Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Six Months Ended June 30,(1)
	2018	2017	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$109	$106	2.8%
Mall gross leasable area (in square feet)	786,652	779,025	1.0%
Occupancy	91.4%	97.7%	(6.3	) pts
Base rent per square foot	$262	$245	6.9%
Tenant sales per square foot	$1,656	$1,340	23.6%
Shoppes at Cotai Central(2)
Total mall revenues	$29	$33	(12.1)%
Mall gross leasable area (in square feet)	517,238	425,630	21.5%
Occupancy	90.9%	93.5%	(2.6	) pts
Base rent per square foot	$114	$120	(5.0)%
Tenant sales per square foot	$849	$676	25.6%
Shoppes at Parisian
Total mall revenues	$30	$34	(11.8)%
Mall gross leasable area (in square feet)	295,896	299,053	(1.1)%
Occupancy	90.7%	92.7%	(2.0	) pts
Base rent per square foot	$192	$221	(13.1)%
Tenant sales per square foot(3)	$649	—	N/M
Shoppes at Four Seasons
Total mall revenues	$64	$63	1.6%
Mall gross leasable area (in square feet)	258,264	259,533	(0.5)%
Occupancy	98.8%	99.5%	(0.7	) pts
Base rent per square foot	$460	$455	1.1%
Tenant sales per square foot	$4,078	$3,097	31.7%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$84	$78	7.7%
Mall gross leasable area (in square feet)	609,142	608,947	—
Occupancy	94.1%	97.4%	(3.3	) pts
Base rent per square foot	$260	$223	16.6%
Tenant sales per square foot	$1,773	$1,482	19.6%
__________________________
N/M - Not Meaningful

Note:	This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.

(1)
As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of June 30, 2018 and 2017, they are identical to the summary presented herein for the three months ended June 30, 2018 and 2017, respectively.

(2)
The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao.

(3)	The Shoppes at Parisian opened in September 2016. Tenant sales per square foot reflect sales from tenants only after the tenant has been open for a period of 12 months.

Operating Expenses
Our operating expenses consisted of the following:

	Six Months Ended June 30,
	2018	2017	Percent Change
	(Dollars in millions)
Casino	$2,702	$2,369	14.1%
Rooms	221	202	9.4%
Food and beverage	340	316	7.6%
Mall	35	34	2.9%
Convention, retail and other	162	159	1.9%
Provision for (recovery of) doubtful accounts	(9)	54	(116.7)%
General and administrative	713	693	2.9%
Corporate	89	84	6.0%
Pre-opening	3	6	(50.0)%
Development	5	5	—%
Depreciation and amortization	538	648	(17.0)%
Amortization of leasehold interests in land	18	19	(5.3)%
Loss on disposal or impairment of assets	110	6	1,733.3%
Total operating expenses	$4,927	$4,595	7.2%
Operating expenses were $4.93 billion for the six months ended June 30, 2018, an increase of $332 million compared to $4.60 billion for the six months ended June 30, 2017. The increase in operating expenses was primarily driven by an increase in casino expenses at our Macao operating properties due to increased casino revenues and visitation.
Casino expenses increased $333 million compared to the six months ended June 30, 2017. The increase was primarily attributable to a $313 million increase at our Macao operating properties, driven by an increase in gaming taxes due to increased casino revenues.
The recovery of doubtful accounts was $9 million for the six months ended June 30, 2018, compared to the provision for doubtful accounts of $54 million for the six months ended June 30, 2017. The decrease resulted from increased collections of previously reserved customer balances during the six months ended June 30, 2018, as compared to the prior year period, and continuing improvement in the quality of casino credit currently being extended. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
Depreciation and amortization expense decreased $110 million compared to the six months ended June 30, 2017. The decrease was primarily attributable to a $127 million decrease resulting from a change in the estimated useful lives of certain property and equipment (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Property and Equipment, Net").
The loss on disposal or impairment of assets of $110 million for the six months ended June 30, 2018, consisted primarily of a $92 million write-off of costs related to the tower adjacent to the Four Seasons Hotel Macao.

Adjusted Property EBITDA
The following table summarizes information related to our segments (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 8 — Segment Information" for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Six Months Ended June 30,
	2018	2017	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$679	$545	24.6%
Sands Cotai Central	377	277	36.1%
The Parisian Macao	230	188	22.3%
The Plaza Macao and Four Seasons Hotel Macao	145	111	30.6%
Sands Macao	99	93	6.5%
Ferry Operations and Other	9	12	(25.0)%
	1,539	1,226	25.5%
Marina Bay Sands	909	856	6.2%
United States:
Las Vegas Operating Properties	218	201	8.5%
Sands Bethlehem	59	73	(19.2)%
	277	274	1.1%
Consolidated adjusted property EBITDA	$2,725	$2,356	15.7%
Adjusted property EBITDA at our Macao operations increased $313 million compared to the six months ended June 30, 2017. As previously described, the increase was primarily due to increased casino revenues, driven by increases in Non-Rolling Chip drop and Rolling Chip volume.
Adjusted property EBITDA at Marina Bay Sands increased $53 million compared to the six months ended June 30, 2017. The increase was primarily due to an increase in non-gaming operations and a decrease in the provision for doubtful accounts, driven by collections on previously reserved customer balances.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $17 million compared to the six months ended June 30, 2017. The increase was primarily due to increased room revenues, driven by increased occupancy, as well as an increase in convention revenues.
Adjusted property EBITDA at Sands Bethlehem decreased $14 million compared to the six months ended June 30, 2017. The decrease was primarily due to decreased casino revenues, driven by a decrease in table games win percentage.
Interest Expense
The following table summarizes information related to interest expense:

	Six Months Ended June 30,
	2018	2017
	(Dollars in millions)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$176	$150
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	7	8
Less — capitalized interest	(1)	(1)
Interest expense, net	$182	$157
Cash paid for interest	$155	$130
Weighted average total debt balance	$10,011	$9,917
Weighted average interest rate	3.5%	3.0%
Interest cost increased $26 million compared to the six months ended June 30, 2017, resulting primarily from an increase in our weighted average interest rate.

Other Factors Affecting Earnings
Other income was $18 million for the six months ended June 30, 2018, compared to other expense of $61 million for the six months ended June 30, 2017. Other income during the six months ended June 30, 2018, was primarily attributable to $18 million of foreign currency transaction gains, driven by Singapore dollar denominated intercompany debt reported in U.S. dollars. These gains resulted from the appreciation of the U.S. dollar versus the Singapore dollar during the period.
Our effective income tax rate was (27.2)% for the six months ended June 30, 2018, compared to 10.8% for the six months ended June 30, 2017. The effective income tax rate for the six months ended June 30, 2018, would have been 10.0% without the discrete benefit of $670 million recorded due to the impact of the GILTI provision of the Act. The discrete tax benefit relates to the reduction of the valuation allowance recorded on certain U.S. foreign tax credit assets as we determined these assets were realizable due to concluding how the foreign tax credits associated with this income, and allowed against the U.S. tax liability, would be utilized.
The effective income tax rate for the six months ended June 30, 2018, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax rate on our U.S. operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao, effective through the end of 2018. We have recorded a valuation allowance related to certain deferred tax assets previously generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of our operations improve or we determine related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations of the Act require changes to positions we have taken and it becomes “more-likely-than-not” these deferred tax assets, or a portion thereof, are realizable, we will reduce the valuation allowances in the period such determination is made, as appropriate.
The net income attributable to our noncontrolling interests was $280 million for the six months ended June 30, 2018, compared to $191 million for the six months ended June 30, 2017. These amounts are primarily related to the noncontrolling interest of SCL.

Additional Information Regarding our Retail Mall Operations
We own and operate retail malls at our Integrated Resorts at The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Cotai Central, The Parisian Macao, Sands Macao, Marina Bay Sands and Sands Bethlehem. Management believes being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.
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
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and six months ended June 30, 2018 and 2017:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands	Total
	(In millions)
For the three months ended June 30, 2018
Mall revenues:
Minimum rents(1)	$46	$28	$9	$11	$33	$127
Overage rents	3	2	2	1	3	11
CAM, levies and direct recoveries	7	3	4	3	6	23
Total mall revenues	56	33	15	15	42	161
Mall operating expenses:
Common area maintenance	4	2	2	2	4	14
Marketing and other direct operating expenses	1	—	—	1	1	3
Mall operating expenses	5	2	2	3	5	17
Property taxes(2)	—	—	—	—	1	1
Provision for doubtful accounts	—	—	1	—	—	1
Mall-related expenses(3)	$5	$2	$3	$3	$6	$19
For the three months ended June 30, 2017
Mall revenues:
Minimum rents(1)	$45	$28	$10	$14	$31	$128
Overage rents	2	1	1	—	3	7
CAM, levies and direct recoveries	8	3	3	3	6	23
Total mall revenues	55	32	14	17	40	158
Mall operating expenses:
Common area maintenance	3	2	1	2	3	11
Marketing and other direct operating expenses	2	—	1	1	2	6
Mall operating expenses	5	2	2	3	5	17
Property taxes(2)	—	—	—	—	1	1
Provision for doubtful accounts	—	—	1	—	—	1
Mall-related expenses(3)	$5	$2	$3	$3	$6	$19

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands	Total
For the six months ended June 30, 2018
Mall revenues:
Minimum rents(1)	$90	$56	$18	$23	$64	$251
Overage rents	4	3	3	1	7	18
CAM, levies and direct recoveries	15	5	8	6	13	47
Total mall revenues	109	64	29	30	84	316
Mall operating expenses:
Common area maintenance	7	3	3	3	8	24
Marketing and other direct operating expenses	3	1	1	2	3	10
Mall operating expenses	10	4	4	5	11	34
Property taxes(2)	—	—	—	—	2	2
Provision for doubtful accounts	—	—	1	—	—	1
Mall-related expenses(3)	$10	$4	$5	$5	$13	$37
For the six months ended June 30, 2017
Mall revenues:
Minimum rents(1)	$87	$57	$21	$28	$61	$254
Overage rents	3	1	1	—	5	10
CAM, levies and direct recoveries	16	5	11	6	12	50
Total mall revenues	106	63	33	34	78	314
Mall operating expenses:
Common area maintenance	7	3	3	3	7	23
Marketing and other direct operating expenses	3	1	1	2	3	10
Mall operating expenses	10	4	4	5	10	33
Property taxes(2)	—	—	—	—	2	2
Provision for doubtful accounts	—	—	1	—	—	1
Mall-related expenses(3)	$10	$4	$5	$5	$12	$36
____________________

Note:	This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.

(1)	Minimum rents include base rents and straight-line adjustments of base rents.

(2)
Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. Each property is also eligible to obtain an additional six-year exemption, provided certain qualifications are met. To date, The Venetian Macao and The Plaza Macao and Four Seasons Hotel Macao have obtained a second exemption, extending the property tax exemption to the end of July 2019 and the end of July 2020, respectively. Under the initial exemption, The Parisian Macao is tax exempt until the end of July 2022 and Sands Cotai Central has a distinct exemption for each hotel tower, of which, the Holiday Inn and Conrad branded tower expired in March 2018, and the Sheraton and St. Regis branded towers have expiration dates that range from August 2018 to November 2021. The Company is currently working on obtaining the second exemption for Sands Cotai Central and The Parisian Macao.

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
Macao
In October 2017, we announced we will renovate, expand and rebrand the Sands Cotai Central into a new destination integrated resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks, an expanded retail mall and approximately 370 additional luxury suites in the St. Regis Macao Tower. Design work has commenced and construction will be phased to minimize disruption during the property’s peak periods. We expect the project to be completed in 2020.
In October 2017, we announced the tower adjacent to the Four Seasons Hotel Macao will feature approximately 280 additional premium quality suites. We have completed the structural work of the tower and plan to commence build out of the suites in 2018. We expect the project to be completed in 2019.
The completion dates for these projects are subject to change as we continue our planning and design work. See "Item 1A — Risk Factors — Risk Factors — There are significant risks associated with any future construction projects, which could have a material adverse effect on our financial condition, results of operations and cash flows from these planned facilities" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Net cash generated from operating activities	$2,504	$2,109
Cash flows from investing activities:
Capital expenditures	(416)	(380)
Proceeds from disposal of property and equipment	10	1
Net cash used in investing activities	(406)	(379)
Cash flows from financing activities:
Proceeds from exercise of stock options	70	16
Repurchase of common stock	(175)	(225)
Dividends paid	(1,804)	(1,781)
Proceeds from long-term debt	2,093	654
Repayments on long-term debt	(313)	(250)
Payments of financing costs	(39)	(5)
Net cash used in financing activities	(168)	(1,591)
Effect of exchange rate on cash, cash equivalents and restricted cash	2	40
Increase in cash, cash equivalents and restricted cash	1,932	179
Cash, cash equivalents and restricted cash at beginning of period	2,430	2,138
Cash, cash equivalents and restricted cash at end of period	$4,362	$2,317
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the six months ended June 30, 2018, increased $395 million compared to the six months ended June 30, 2017. The increase was primarily attributable to an increase in operating income and changes in our working capital accounts, consisting primarily of a change in other accrued liabilities, driven by purchases of chips by junket operators at our Macao operating properties.
Cash Flows — Investing Activities
Capital expenditures for the six months ended June 30, 2018, totaled $416 million, including $220 million for construction and development activities in Macao, which consisted primarily of $69 million for The Venetian Macao, $68 million for The Parisian Macao and $53 million for Sands Cotai Central; $72 million at Marina Bay Sands in Singapore; $58 million at our Las Vegas Operating Properties; and $54 million for corporate and other.
Capital expenditures for the six months ended June 30, 2017, totaled $380 million, including $224 million for construction and development activities in Macao, which consisted primarily of $111 million for The Parisian Macao and $61 million for The Venetian Macao; $92 million at Marina Bay Sands in Singapore; and $50 million at our Las Vegas Operating Properties.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $168 million for the six months ended June 30, 2018, which was primarily attributable to $1.80 billion in dividend payments and $175 million in common stock repurchases, partially offset by net proceeds of $1.78 billion on our various credit facilities and proceeds of $70 million from the exercise of stock options.
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
In March 2018, we amended our SGD 4.80 billion (approximately $3.51 billion at exchange rates in effect on June 30, 2018) Singapore credit facility, which extended the maturities of the term loans and revolving loans to March 29, 2024, and September 29, 2023, respectively, and amended the amortization schedule and the leverage covenant to provide that the leverage ratio not exceed 4.0x for all quarterly periods through maturity (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt — 2012 Singapore Credit Facility").
In March 2018, we amended our U.S. credit facility, which refinanced the term loans in an aggregate amount of $2.16 billion, extended the maturity of the term loans to March 27, 2025, and reduced the applicable margin credit spread for borrowings under the term loans. In June 2018, we further amended our U.S. credit facility to increase the term loans to an aggregate amount of $3.51 billion (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt — 2013 U.S. Credit Facility").
During the three months ended June 30, 2018, we had net borrowings of $497 million on our 2016 VML Revolving Facility.
Our U.S., Macao and Singapore credit facilities, as amended, contain various financial covenants. The U.S. credit facility requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing 12-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined ("Adjusted EBITDA"). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for all quarterly periods through maturity. Our Singapore credit facility requires our Marina Bay Sands operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for all quarterly periods through maturity. As of June 30, 2018, our U.S., Macao and Singapore leverage ratios, as defined per the respective credit facility agreements, were 0.5x, 1.7x and 1.8x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 3.5x and 4.0x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities. Any defaults under these agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $4.35 billion and restricted cash of approximately $12 million as of June 30, 2018, of which approximately $2.15 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.15 billion, approximately $1.83 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts. U.S. tax reform created a one-time mandatory tax on the previously unremitted earnings of foreign subsidiaries upon transitioning from a worldwide tax system to a territorial tax system. The foreign taxes paid on these earnings created a U.S. foreign tax credit that offsets this one-time tax. Foreign earnings repatriated to the U.S. in the future will be exempt from U.S. income tax and we do not expect significant withholding or other foreign taxes to apply to the repatriation of these earnings. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $3.0 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit, as of June 30, 2018, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments. In the normal course of our activities, we will continue to evaluate our capital structure and opportunities for enhancements thereof.
On February 23 and June 22, 2018, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 to SCL shareholders (a total of $2.05 billion, of which we retained $1.44 billion during the six months ended June 30, 2018).
On March 30 and June 28, 2018, we paid a dividend of $0.75 per common share as part of a regular cash dividend program and recorded $1.18 billion as a distribution against retained earnings (of which $648 million related to our principal stockholder's family and the remaining $535 million related to all other shareholders) during the six months ended June 30, 2018. In July 2018, the Company's Board of Directors declared a quarterly dividend of $0.75 per common share (a total estimated to be approximately $591 million) to be paid on September 27, 2018, to shareholders of record on September 19, 2018.
In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of our outstanding common stock, which was to expire in November 2018. In June 2018, the Company's Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion and extending the expiration date to November 2020. During the six months ended June 30, 2018, we repurchased 2,301,800 shares of our common stock for $175 million (including commissions) under this program. All share repurchases of our common stock are recorded as treasury stock. As of June 30, 2018, we have remaining authorization to repurchase $1.95 billion of our outstanding common shares. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions.

Aggregate Indebtedness and Other Known Contractual Obligations
As of June 30, 2018, there had been no material changes to our aggregated indebtedness and other known contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of the amendments to our U.S. and Singapore credit facilities, as well as a drawdown of our VML revolver. These transactions are summarized below:

	Payments Due During Period Ending December 31,
	2018(1)	2019 - 2020	2021 - 2022	Thereafter	Total
	(In millions)
Long-Term Debt Obligations(2)
2013 U.S. Credit Facility	$18	$70	$70	$3,344	$3,502
2012 Singapore Credit Facility(3)	31	125	548	2,408	3,112
2016 VML Credit Facility - Revolving(3)	—	497	—	—	497
Variable Interest Payments(4)	198	752	562	339	1,851
Total	$247	$1,444	$1,180	$6,091	$8,962
_______________________

(1)	Represents the six-month period ending December 31, 2018.

(2)	See "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt" for further details on these financing transactions.

(3)	Amounts reflect foreign currency exchange rates in effect on June 30, 2018.

(4)
Based on the 1-month rate as of June 30, 2018, London Inter-Bank Offered Rate ("LIBOR") of 2.09%, Hong Kong Inter-Bank Offered Rate ("HIBOR") of 2.01% and Singapore Swap Offer Rate ("SOR") of 1.38% plus the applicable interest rate spread in accordance with the respective U.S., Macao and Singapore debt agreements.

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
As of June 30, 2018, the estimated fair value of our long-term debt was approximately $11.27 billion, compared to its carrying value of $11.42 billion. The estimated fair value of our long-term debt is based on level 2 inputs (quoted prices in markets that are not active). As our long-term debt obligations are primarily variable-rate debt, a change in LIBOR, HIBOR and SOR is not expected to have a material impact on the fair value of our long-term debt. Based on variable-rate debt levels as of June 30, 2018, a hypothetical 100 basis point change in LIBOR, HIBOR and SOR for the duration of a year would cause our annual interest cost to change by approximately $115 million.
Foreign currency transaction gains were $18 million for the six months ended June 30, 2018, primarily due to Singapore dollar denominated intercompany debt reported in U.S. dollars and U.S. dollar denominated intercompany debt held in Macao. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of June 30, 2018, a hypothetical 100 basis point change in the U.S. dollar/SGD exchange rate would cause a foreign currency transaction gain/loss of approximately $11 million and $12 million, respectively, and a hypothetical 100 basis point change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $13 million. We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
See also "Liquidity and Capital Resources."

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2018, and have concluded they are effective at the reasonable assurance level.
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

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017, Quarterly Report on Form 10-Q for the three months ended March 31, 2018, and "Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Commitments and Contingencies" of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
April 1, 2018 — April 30, 2018	—	$—	—	$1,110
May 1, 2018 — May 31, 2018	—	$—	—	$1,110
June 1, 2018 — June 30, 2018	1,253,600	$79.76	1,253,600	$2,400
__________________________

(1)
In November 2016, the Company's Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which was to expire on November 2, 2018. In June 2018, the Company's Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion and extending the expiration date to November 2, 2020. All repurchases under the stock repurchase program are made from time to time at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. All share repurchases of the Company's common stock have been recorded as treasury stock.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
3.1	Certificate of Amended and Restated Articles of Incorporation of Las Vegas Sands Corp.
3.2	Amended and Restated By-laws of Las Vegas Sands Corp.
10.1
Incremental Assumption Agreement and Sixth Amendment, dated as of June 7, 2018, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of December 19, 2013, among Las Vegas Sands, LLC, the Guarantors party thereto, the Incremental Term Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent.

10.2++
Form of Director Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.3++
Form of Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.4++
Form of Director Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.5++
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.6++
Form of Director Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.7++
Form of Director Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (with deferred settlement) (incorporated by reference from Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.8++
Form of Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.9++	Las Vegas Sands Corp. Amended and Restated Executive Cash Incentive Plan
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Document
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2018 and 2017, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

July 25, 2018	By:	/S/ SHELDON G. ADELSON
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

July 25, 2018	By:	/S/ PATRICK DUMONT
Patrick Dumont Executive Vice President and Chief Financial Officer