Form 10-Q
period 2018-09-30
LAS VEGAS SANDS CORP
filed 2018-10-26
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2018
Common Stock ($0.001 par value)	783,554,277 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,772	$2,419
Restricted cash and cash equivalents	13	11
Accounts receivable, net	650	615
Inventories	42	47
Prepaid expenses and other	137	115
Total current assets	5,614	3,207
Property and equipment, net	15,186	15,516
Deferred income taxes, net	1,121	493
Leasehold interests in land, net	1,207	1,237
Intangible assets, net	76	89
Other assets, net	135	145
Total assets	$23,339	$20,687
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$153	$171
Construction payables	208	152
Other accrued liabilities	2,197	2,076
Income taxes payable	237	261
Current maturities of long-term debt	111	296
Total current liabilities	2,906	2,956
Other long-term liabilities	175	147
Deferred income taxes	189	206
Deferred amounts related to mall sale transactions	402	407
Long-term debt	11,869	9,344
Total liabilities	15,541	13,060
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 832 and 831 shares issued, 784 and 789 shares outstanding	1	1
Treasury stock, at cost, 48 and 42 shares	(3,297)	(2,818)
Capital in excess of par value	6,673	6,580
Accumulated other comprehensive income (loss)	(36)	14
Retained earnings	3,521	2,709
Total Las Vegas Sands Corp. stockholders' equity	6,862	6,486
Noncontrolling interests	936	1,141
Total equity	7,798	7,627
Total liabilities and equity	$23,339	$20,687
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,413	$2,270	$7,358	$6,670
Rooms	435	405	1,298	1,170
Food and beverage	195	192	642	599
Mall	170	160	490	476
Convention, retail and other	159	134	466	422
Net revenues	3,372	3,161	10,254	9,337
Operating expenses:
Casino	1,344	1,215	4,046	3,584
Rooms	109	106	330	308
Food and beverage	159	155	499	471
Mall	19	19	54	53
Convention, retail and other	91	79	253	238
Provision for (recovery of) doubtful accounts	5	23	(4)	77
General and administrative	366	359	1,079	1,052
Corporate	55	51	144	135
Pre-opening	2	1	5	7
Development	4	3	9	8
Depreciation and amortization	284	265	822	913
Amortization of leasehold interests in land	8	9	26	28
Loss on disposal or impairment of assets	4	21	114	27
	2,450	2,306	7,377	6,901
Operating income	922	855	2,877	2,436
Other income (expense):
Interest income	22	4	36	11
Interest expense, net of amounts capitalized	(126)	(83)	(308)	(240)
Other income (expense)	16	(19)	34	(80)
Loss on modification or early retirement of debt	(52)	—	(55)	(5)
Income before income taxes	782	757	2,584	2,122
Income tax (expense) benefit	(83)	(73)	407	(220)
Net income	699	684	2,991	1,902
Net income attributable to noncontrolling interests	(128)	(115)	(408)	(306)
Net income attributable to Las Vegas Sands Corp.	$571	$569	$2,583	$1,596
Earnings per share:
Basic	$0.73	$0.72	$3.28	$2.02
Diluted	$0.73	$0.72	$3.27	$2.01
Weighted average shares outstanding:
Basic	786	791	788	792
Diluted	787	792	789	793
Dividends declared per common share	$0.75	$0.73	$2.25	$2.19
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions) (Unaudited)
Net income	$699	$684	$2,991	$1,902
Currency translation adjustment, before and after tax	12	33	(51)	98
Total comprehensive income	711	717	2,940	2,000
Comprehensive income attributable to noncontrolling interests	(132)	(115)	(407)	(298)
Comprehensive income attributable to Las Vegas Sands Corp.	$579	$602	$2,533	$1,702
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders' Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
	(In millions) (Unaudited)
Balance at January 1, 2017	$1	$(2,443)	$6,516	$(119)	$2,213	$1,318	$7,486
Cumulative effect adjustment from change in accounting principle	—	—	3	—	(2)	(1)	—
Net income	—	—	—	—	1,596	306	1,902
Currency translation adjustment	—	—	—	106	—	(8)	98
Exercise of stock options	—	—	28	—	—	4	32
Stock-based compensation	—	—	22	—	—	4	26
Repurchase of common stock	—	(300)	—	—	—	—	(300)
Dividends declared	—	—	—	—	(1,733)	(629)	(2,362)
Balance at September 30, 2017	$1	$(2,743)	$6,569	$(13)	$2,074	$994	$6,882

Balance at January 1, 2018	$1	$(2,818)	$6,580	$14	$2,709	$1,141	$7,627
Net income	—	—	—	—	2,583	408	2,991
Currency translation adjustment	—	—	—	(50)	—	(1)	(51)
Exercise of stock options	—	(4)	73	—	—	9	78
Stock-based compensation	—	—	20	—	—	3	23
Repurchase of common stock	—	(475)	—	—	—	—	(475)
Dividends declared	—	—	—	—	(1,771)	(624)	(2,395)
Balance at September 30, 2018	$1	$(3,297)	$6,673	$(36)	$3,521	$936	$7,798
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$2,991	$1,902
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	822	913
Amortization of leasehold interests in land	26	28
Amortization of deferred financing costs and original issue discount	28	31
Amortization of deferred gain on and rent from mall sale transactions	(3)	(3)
Loss on modification or early retirement of debt	55	5
Loss on disposal or impairment of assets	114	27
Stock-based compensation expense	23	26
Provision for (recovery of) doubtful accounts	(4)	77
Foreign exchange (gain) loss	(37)	38
Deferred income taxes	(642)	21
Changes in operating assets and liabilities:
Accounts receivable	(35)	76
Other assets	(28)	(4)
Accounts payable	(18)	11
Other liabilities	108	74
Net cash generated from operating activities	3,400	3,222
Cash flows from investing activities:
Capital expenditures	(623)	(592)
Proceeds from disposal of property and equipment	13	2
Net cash used in investing activities	(610)	(590)
Cash flows from financing activities:
Proceeds from exercise of stock options	78	32
Repurchase of common stock	(475)	(300)
Dividends paid	(2,395)	(2,362)
Proceeds from long-term debt (Note 4)	7,593	654
Repayments of long-term debt (Note 4)	(5,153)	(828)
Payments of financing costs	(93)	(5)
Net cash used in financing activities	(445)	(2,809)
Effect of exchange rate on cash, cash equivalents and restricted cash	10	51
Increase (decrease) in cash, cash equivalents and restricted cash	2,355	(126)
Cash, cash equivalents and restricted cash at beginning of period	2,430	2,138
Cash, cash equivalents and restricted cash at end of period	$4,785	$2,012
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$210	$198
Cash payments for taxes, net of refunds	$231	$202
Change in construction payables	$56	$(219)

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
The Company has entered into various joint venture agreements with independent third parties, which have been consolidated based on accounting standards for variable interest entities. As of September 30, 2018 and December 31, 2017, the Company's consolidated joint ventures had total assets of $76 million and $77 million, respectively, and total liabilities of $220 million and $198 million, respectively. The Company's joint ventures had intercompany liabilities of $218 million and $196 million as of September 30, 2018 and December 31, 2017, respectively.
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
Macao
The Company previously announced the renovation, expansion and rebranding of the Sands Cotai Central into a new destination integrated resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks and expanded retail and food and beverage venues. The Company will add approximately 370 luxury suites in the St. Regis Tower Suites Macao. Design work is nearing completion and construction is being initiated and will be phased to minimize disruption during the property’s peak periods. The Company expects the additional St. Regis Tower Suites Macao to be completed in the first quarter of 2020 and The Londoner Macao project to be completed in phases throughout 2020 and 2021.
The Company also previously announced the Four Seasons Tower Suites Macao, which will feature approximately 290 additional premium quality suites. The Company has completed the structural work of the tower and has commenced preliminary build out of the suites. The Company expects the project to be completed in the first quarter of 2020.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company anticipates the total costs associated with these development projects to be approximately $2.2 billion. The ultimate costs and completion dates for these projects are subject to change as the Company finalizes its planning and design work and completes the projects.
Capital Financing Overview
The Company funds its development projects primarily through borrowings under its credit facilities and operating cash flows.
As of September 30, 2018 and December 31, 2017, the Company held cash, cash equivalents and restricted cash of $4.79 billion and $2.43 billion, respectively. Restricted cash represents those amounts contractually reserved for substantial mall-related repairs and maintenance expenditures. Cash equivalents are short-term investments with original maturities of less than 90 days and are carried at cost, which is a reasonable estimate of their fair value. The estimated fair value of the Company's cash equivalents is based on level 1 inputs (quoted market prices in active markets). The Company believes the cash on hand and cash flow generated from operations will be sufficient to maintain compliance with the financial covenants of its credit facilities. In the normal course of its activities, the Company will continue to evaluate global capital markets to consider future opportunities for enhancements of its capital structure.
In March 2018, the Company amended its Singapore credit facility, which refinanced the facility in an aggregate amount of 4.80 billion Singapore dollars ("SGD," approximately $3.51 billion at exchange rates in effect on September 30, 2018), extended the maturities of the term loans and revolving loans to March 29, 2024 and September 29, 2023, respectively, and amended the amortization schedule and the leverage covenant to provide that the leverage ratio not exceed 4.0x for all quarterly periods through maturity (see "— Note 4 — Long-Term Debt — 2012 Singapore Credit Facility"). In March 2018, the Company also amended its U.S. credit facility, which refinanced the term loans in an aggregate amount of $2.16 billion, extended the maturity of the term loans to March 27, 2025, and reduced the applicable margin credit spread for borrowings under the term loans. In June 2018, the Company further amended its U.S. credit facility to, among other things, increase the amount of the term loans by $1.35 billion, to an aggregate amount of $3.51 billion (see "— Note 4 — Long-Term Debt — 2013 U.S. Credit Facility").
In August 2018, SCL issued, in a private offering, three series of unsecured notes in an aggregate principal amount of $5.50 billion (see "— Note 4 — Long-Term Debt — SCL Senior Notes"). In connection with these notes, the Company entered into interest rate swap agreements in August 2018, which were designated as fair value hedges (see "— Note 5 — Derivative Instruments").
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
In February 2016, the FASB issued an accounting standard update on leases, which requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. In July 2018, the FASB issued an additional update that allows for an optional transition approach allowing companies to forgo comparative reporting and instead adopt the guidance on a prospective basis. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. The Company will adopt this guidance beginning January 1, 2019. Although the Company is in the process of evaluating the impact the guidance will have on its financial condition and results of operations, the Company currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases. The adoption of this guidance will not have a material effect on net income.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In June 2016, the FASB issued an accounting standard update that revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that reporting period, and should be applied on a modified retrospective basis, with early adoption permitted. The Company is currently assessing the effect the guidance will have on the Company's financial condition and results of operations, but does not expect it will have a material impact.
In August 2016, the FASB issued an accounting standard update to reduce the diversity on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In November 2016, the FASB issued an accounting standard update to reduce the diversity on how changes in restricted cash are presented and classified on the statement of cash flows. The Company adopted this guidance on a retrospective basis as of January 1, 2018. The adoption did not have a material effect on the presentation of the Company's statement of cash flows.
In August 2017, the FASB issued an accounting standard update on derivatives and hedging instruments, which is intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to the designation and measurement guidance for qualifying hedging relationships, effectiveness assessments and the presentation of hedge results. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. The Company adopted this guidance as of July 1, 2018, with respect to the interest rate swap contracts entered into in August 2018 (see "— Note 5 — Derivative Instruments"). The adoption of this pronouncement had no impact on prior reported amounts, as the Company did not have any material derivative financial instruments at the time of adoption nor in any prior periods presented.
Reclassification
Certain amounts in the accompanying condensed consolidated balance sheet as of December 31, 2017, the related condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017, and the statements of equity and cash flows for the nine months ended September 30, 2017, have been reclassified to be consistent with the current period presentation.
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
Hotel revenue recognition criteria are met at the time of occupancy. Food and beverage revenue recognition criteria are met at the time of service. Convention revenues are recognized when the related service is rendered or the event is held. Deposits for future hotel occupancy, convention space or food and beverage services contracts are recorded as deferred income until the revenue recognition criteria are met. Cancellation fees for hotel, convention space and food and beverage services are recognized upon cancellation by the customer and are included in other revenues. Ferry and entertainment revenue recognition criteria are met at the completion of the ferry trip or event, respectively. Revenue from contracts with a combination of these services is allocated pro rata based on each service’s relative stand-alone selling price.
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
Revenue Disaggregation
The Company operates Integrated Resorts internationally, in Macao and Singapore, and domestically, in Las Vegas and Pennsylvania. The Company generates revenues at its properties by providing the following types of products and services: gaming, rooms, food and beverage, mall and convention, retail and other. Revenue disaggregated by type of revenue and geographic location is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues
Three Months Ended September 30, 2018	(In millions)
Macao:
The Venetian Macao	$689	$58	$21	$60	$29	$857
Sands Cotai Central	400	85	25	19	8	537
The Parisian Macao	321	30	17	13	8	389
The Plaza Macao and Four Seasons Hotel Macao	116	10	6	33	2	167
Sands Macao	146	4	6	1	3	160
Ferry Operations and Other	—	—	—	—	42	42
	1,672	187	75	126	92	2,152
Marina Bay Sands	532	106	53	44	31	766
United States:
Las Vegas Operating Properties	88	138	60	—	93	379
Sands Bethlehem	121	4	7	1	5	138
	209	142	67	1	98	517
Intercompany eliminations(1)	—	—	—	(1)	(62)	(63)
Total net revenues	$2,413	$435	$195	$170	$159	$3,372

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues
Three Months Ended September 30, 2017
Macao:
The Venetian Macao	$564	$44	$19	$55	$20	$702
Sands Cotai Central	341	78	26	15	7	467
The Parisian Macao	341	34	15	16	5	411
The Plaza Macao and Four Seasons Hotel Macao	93	8	7	31	1	140
Sands Macao	130	5	6	—	1	142
Ferry Operations and Other	—	—	—	—	40	40
	1,469	169	73	117	74	1,902
Marina Bay Sands	583	94	46	42	24	789
United States:
Las Vegas Operating Properties	92	138	66	—	91	387
Sands Bethlehem	126	4	7	1	6	144
	218	142	73	1	97	531
Intercompany eliminations(1)	—	—	—	—	(61)	(61)
Total net revenues	$2,270	$405	$192	$160	$134	$3,161

Nine Months Ended September 30, 2018
Macao:
The Venetian Macao	$2,082	$167	$62	$169	$75	$2,555
Sands Cotai Central	1,204	245	77	48	21	1,595
The Parisian Macao	920	91	48	43	17	1,119
The Plaza Macao and Four Seasons Hotel Macao	394	29	21	97	3	544
Sands Macao	454	12	20	3	5	494
Ferry Operations and Other	—	—	—	—	123	123
	5,054	544	228	360	244	6,430
Marina Bay Sands	1,678	299	156	128	82	2,343
United States:
Las Vegas Operating Properties	268	443	239	—	308	1,258
Sands Bethlehem	358	12	19	3	16	408
	626	455	258	3	324	1,666
Intercompany eliminations(1)	—	—	—	(1)	(184)	(185)
Total net revenues	$7,358	$1,298	$642	$490	$466	$10,254

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues
Nine Months Ended September 30, 2017
Macao:
The Venetian Macao	$1,698	$126	$53	$161	$64	$2,102
Sands Cotai Central	1,016	207	74	48	20	1,365
The Parisian Macao	869	94	46	50	15	1,074
The Plaza Macao and Four Seasons Hotel Macao	273	24	20	94	2	413
Sands Macao	438	15	19	—	4	476
Ferry Operations and Other	—	—	—	—	119	119
	4,294	466	212	353	224	5,549
Marina Bay Sands	1,726	268	130	120	69	2,313
United States:
Las Vegas Operating Properties	277	424	236	—	287	1,224
Sands Bethlehem	373	12	21	3	17	426
	650	436	257	3	304	1,650
Intercompany eliminations(1)	—	—	—	—	(175)	(175)
Total net revenues	$6,670	$1,170	$599	$476	$422	$9,337

____________________

(1)	Intercompany eliminations include royalties and other intercompany services (see "— Note 9 — Segment Information).
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
The outstanding chip liability represents the collective amounts owed to junket operators and patrons in exchange for gaming chips in their possession. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. The loyalty program liability represents a deferral of revenue until patron redemption of points earned. The loyalty program points are expected to be redeemed and recognized as revenue within one year of being earned. Customer deposits and other deferred revenue represent cash deposits made by customers for future services provided by the Company. With the exception of mall deposits, which typically extend beyond a year based on the terms of the lease, the majority of these customer deposits and other deferred revenue are expected to be recognized as revenue or refunded to the customer within one year of the date the deposit was recorded.
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2018	2017	2018	2017	2018	2017
	(In millions)
Balance at January 1	$478	$525	$63	$69	$714	$633
Balance at September 30	479	535	67	65	799	680
Increase (decrease)	$1	$10	$4	$(4)	$85	$47
 ____________________

(1)
Of this amount, $152 million, $145 million, $139 million and $131 million as of September 30, 2018, January 1, 2018, September 30, 2017, and January 1, 2017, respectively, relates to mall deposits that are accounted for based on lease terms usually greater than one year.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Significant Impacts of Adoption
The adoption of the change in accounting standards related to revenue from contracts with customers resulted in the following significant impacts: (1) promotional allowances line item was eliminated from the condensed consolidated statement of operations with the amount being deducted from casino revenue, (2) the valuation of points associated with the Company’s loyalty programs was changed from cost to fair value; the loyalty program expense, previously charged to casino expense, was deducted from casino revenue to defer revenue recognition until redemption of the loyalty program points occurs; and redemption of the loyalty program points at third parties is now deducted from the loyalty program liability and paid directly to the third party, with any discounts received from the third party recorded to other revenue, and (3) the portion of junket commissions that was previously recorded to casino expense is now deducted from casino revenue. These adjustments resulted in a decrease to net revenues and operating expenses of $38 million and $37 million, respectively, and a decrease in operating income of $1 million for the three months ended September 30, 2017, and a decrease to net revenues and operating expenses of $109 million and $110 million, respectively, and an increase in operating income of $1 million for the nine months ended September 30, 2017. The cumulative effect of the adoption was recognized as a decrease in retained earnings of $8 million on January 1, 2017.
Note 3 — Property and Equipment, Net
Property and equipment consists of the following:

	September 30, 2018	December 31, 2017
	(In millions)
Land and improvements	$653	$672
Building and improvements	17,815	17,703
Furniture, fixtures, equipment and leasehold improvements	4,128	3,999
Transportation	434	455
Construction in progress	1,190	1,179
	24,220	24,008
Less — accumulated depreciation and amortization	(9,034)	(8,492)
	$15,186	$15,516

During the three and nine months ended September 30, 2018, the Company capitalized $1 million and $2 million of interest expense and during the nine months ended September 30, 2017, the Company capitalized $1 million of interest expense. During the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, the Company capitalized approximately $9 million, $22 million, $6 million and $18 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
During the year ended December 31, 2017, the Company completed an evaluation of the estimated useful lives of its property and equipment and determined that changes to the useful lives of certain property and equipment were appropriate. This change in estimated useful lives was accounted for as a change in accounting estimate effective July 1, 2017. The impact of this change for the nine months ended September 30, 2018, was a decrease in depreciation and amortization expense and an increase in operating income of $127 million, and an increase in net income attributable to LVSC of $93 million, or earnings per share of $0.12 on a basic and diluted basis.
During the three and nine months ended September 30, 2018, the Company recognized a loss on disposal or impairment of assets of $4 million and $114 million, respectively, consisting primarily of $2 million and $94 million, respectively, of costs related to the Four Seasons Tower Suites Macao project. During the three and nine months ended September 30, 2017, the Company recognized a loss on disposal or impairment of assets of $21 million and $27 million, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 4 — Long-Term Debt
Long-term debt consists of the following:

	September 30, 2018	December 31, 2017
	(In millions)
Corporate and U.S. Related(1):
2013 U.S. Credit Facility — Extended Term B (net of unamortized original issue discount and deferred financing costs of $22 and $11, respectively)	$3,471	$2,150
HVAC Equipment Lease	12	12
Macao Related(1):
4.600% Senior Notes due 2023 (net of unamortized original issue discount and deferred financing costs of $15 and a cumulative fair value adjustment of $2)	1,783	—
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $16 and a cumulative fair value adjustment of $2)	1,782	—
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $21 and a cumulative fair value adjustment of $3)	1,876	—
2016 VML Credit Facility — Term (net of unamortized deferred financing costs of $56)	—	4,043
2016 VML Credit Facility — Non-Extended Term (net of unamortized deferred financing costs of $2)	—	247
Other	5	5
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $45 and $32, respectively)	3,051	3,183
	11,980	9,640
Less — current maturities	(111)	(296)
Total long-term debt	$11,869	$9,344
____________________

(1)
Unamortized deferred financing costs of $19 million and $24 million as of September 30, 2018 and December 31, 2017, respectively, related to the U.S., Macao and Singapore revolving credit facilities are included in other assets, net in the accompanying condensed consolidated balance sheets.

2013 U.S. Credit Facility
During March 2018, the Company entered into an agreement (the "Fifth Amendment Agreement") to amend the existing 2013 U.S. Credit Facility to, among other things, refinance the term loans (by way of continuing or replacing existing term loans) in an aggregate amount of $2.16 billion and to lower the applicable margin credit spread for adjusted Eurodollar rate term loans from 2.0% to 1.75% per annum and for alternative base rate term loans from 1.0% to 0.75% per annum (the interest rate was set at 4.0% as of September 30, 2018). Additionally, the Fifth Amendment Agreement extended the maturity date of the term loans from March 29, 2024 to March 27, 2025. The Company recorded a $3 million loss on modification of debt during the nine months ended September 30, 2018, in connection with the Fifth Amendment Agreement.
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
As of September 30, 2018, the Company had $1.15 billion of available borrowing capacity under the 2013 Extended U.S. Revolving Facility, net of outstanding letters of credit.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

SCL Senior Notes
On August 9, 2018, SCL issued, in a private offering, three series of senior unsecured notes in an aggregate principal amount of $5.50 billion, consisting of $1.80 billion of 4.600% Senior Notes due August 8, 2023 (the "2023 Notes"), $1.80 billion of 5.125% Senior Notes due August 8, 2025 (the "2025 Notes") and $1.90 billion of 5.400% Senior Notes due August 8, 2028 (the "2028 Notes" and, together with the 2023 Notes and the 2025 Notes, the "SCL Senior Notes"). A portion of the net proceeds from the offering was used to repay in full the outstanding borrowings under the 2016 VML Credit Facility. There are no interim principal payments on the SCL Senior Notes and interest is payable semi-annually in arrears on each February 8 and August 8, commencing on February 8, 2019. In connection with the SCL Senior Notes, the Company entered into fixed-to-variable interest rate swap contracts (see " — Note 5 — Derivative Instruments").
The SCL Senior Notes are general senior obligations of SCL. Each series of SCL Senior Notes rank equally in right of payment with all of SCL's existing and future senior unsecured debt and rank senior in right of payment to all of SCL's future subordinated debt, if any. The SCL Senior Notes are effectively subordinated in right of payment to all of SCL's future secured debt (to the extent of the value of the collateral securing such debt) and are structurally subordinated to all of the liabilities of SCL's subsidiaries. None of SCL's subsidiaries guarantee the SCL Senior Notes.
The SCL Senior Notes were issued pursuant to an indenture, dated August 9, 2018 (the "Indenture"), between SCL and U.S. Bank National Association, as trustee. Upon the occurrence of certain events described in the Indenture, the interest rate on the SCL Senior Notes may be adjusted. The Indenture contains covenants, subject to customary exceptions and qualifications, that limit the ability of SCL and its subsidiaries to, among other things, incur liens, enter into sale and leaseback transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of SCL's assets on a consolidated basis. The Indenture also provides for customary events of default.
2016 VML Credit Facility
As previously described, the proceeds from the SCL Senior Notes were used to repay the outstanding borrowings under the 2016 VML Credit Facility. As a result, the Company recorded a $52 million loss on early retirement of debt during the three and nine months ended September 30, 2018. As of September 30, 2018, the Company had $1.99 billion of available borrowing capacity under the 2016 VML Revolving Facility.
2012 Singapore Credit Facility
During March 2018, the Company amended its 2012 Singapore Credit Facility, which refinanced the facility in an aggregate amount of SGD 4.80 billion (approximately $3.51 billion at exchange rates in effect on September 30, 2018), pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to March 29, 2024, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to September 29, 2023. As of September 30, 2018, the Company had SGD 495 million (approximately $362 million at exchange rates in effect on September 30, 2018) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.
Commencing with the quarterly period ended June 30, 2018, and at the end of each subsequent quarter through March 31, 2022, the amended facility agreement requires the borrower to repay the outstanding 2012 Singapore Term Facility in the amount of 0.5% of the aggregate principal amount outstanding as of March 19, 2018 (the "Singapore Restatement Date"). Commencing with the quarterly period ending June 30, 2022, and at the end of each subsequent quarter through March 31, 2023, the Company is required to repay the outstanding 2012 Singapore Term Facility in the amount of 5.0% of the aggregate principal amount outstanding as of the Singapore Restatement Date. For the quarterly periods ending June 30, 2023 through the termination date of March 29, 2024, the borrower is required to repay the outstanding 2012 Singapore Term Facility in the amount of 18.0% of the aggregate principal amount outstanding as of the Singapore Restatement Date. The interest rate on the 2012 Singapore Term Facility was set at 2.8% as of September 30, 2018.
The leverage covenant was amended to provide that the leverage ratio not exceed 4.0x on the last day of each fiscal quarter through maturity.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Debt Covenant Compliance
As of September 30, 2018, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows:

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Proceeds from SCL Senior Notes	$5,500	$—
Proceeds from 2013 U.S. Credit Facility	1,347	5
Proceeds from 2016 VML Credit Facility	746	649
	$7,593	$654
Repayments on 2016 VML Credit Facility	$(5,083)	$(662)
Repayments on 2012 Singapore Credit Facility	(49)	(50)
Repayments on 2013 U.S. Credit Facility	(18)	(57)
Repayments on Airplane Financings	—	(56)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(3)	(3)
	$(5,153)	$(828)
Fair Value of Long-Term Debt
The estimated fair value of the Company's long-term debt as of September 30, 2018 and December 31, 2017, was approximately $12.06 billion and $9.61 billion, respectively, compared to its carrying value of $12.08 billion and $9.72 billion, respectively. The estimated fair value of the Company's long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
Note 5 — Derivative Instruments
Accounting standards require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If specific conditions are met, a derivative may be designated as a hedge of specific financial exposures. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, on its effectiveness as a hedge. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company's exposure to market fluctuation throughout the hedge period.
Changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices, can impact the Company’s results of operations. The Company’s primary exposures to market risk are interest rate risk associated with long-term debt and foreign currency exchange rate risk associated with the Company’s operations outside the United States. The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings and foreign currency exchange rate risk associated with operations of its foreign subsidiaries. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps, forward contracts and similar instruments. The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions.
In August 2018, the Company entered into interest rate swap agreements (the “IR Swaps”), which were designated as fair value hedges, swapping fixed-rate for variable-rate interest to hedge changes in the fair value of the SCL Senior Notes. These IR Swaps have a total notional value of $5.50 billion and expire in August 2020. These derivatives qualified for hedge accounting and were designated as fair value hedges.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In the accompanying condensed consolidated balance sheets, the total fair value of the IR Swaps of $7 million was recorded as a liability in other long-term liabilities with an equal corresponding adjustment recorded against the carrying value of the SCL Senior Notes. The fair value of the IR Swaps was estimated using level 2 inputs from recently reported market transactions of interest rates. Gains and losses due to changes in fair value of the IR Swaps completely offset changes in the fair value of the hedged portion of the underlying debt; therefore, no gain or loss has been recognized due to hedge ineffectiveness. Additionally, for the three and nine months ended September 30, 2018, the Company recorded $4 million as a reduction to interest expense related to the realized amount associated with the IR Swaps.
Note 6 — Equity and Earnings Per Share
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
Common Stock
Dividends
On March 30, June 28 and September 27, 2018, the Company paid a dividend of $0.75 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2018, the Company recorded $1.77 billion as a distribution against retained earnings (of which $972 million related to the principal stockholder and his family and the remaining $799 million related to all other shareholders).
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
In October 2018, the Company's Board of Directors declared a quarterly dividend of $0.75 per common share (a total estimated to be approximately $588 million) to be paid on December 27, 2018, to shareholders of record on December 18, 2018.
In October 2018, the Company announced that its Board of Directors increased the dividend for the 2019 calendar year to $3.08 per common share, or $0.77 per common share per quarter.
Repurchase Program
In November 2016, the Company's Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which was to expire in November 2018. In June 2018, the Company's Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion and extending the expiration date to November 2020. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions. During the nine months ended September 30, 2018 and 2017, the Company repurchased 6,903,564 and 5,107,237 shares, respectively, of its common stock for $475 million and $300 million, respectively, (including commissions) under the program. All share repurchases of the Company's common stock have been recorded as treasury stock.
Noncontrolling Interests
On February 23 and June 22, 2018, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.05 billion, of which the Company retained $1.44 billion during

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the nine months ended September 30, 2018). On February 24 and June 23, 2017, SCL paid a dividend of HKD 0.99 and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which the Company retained $1.45 billion during the nine months ended September 30, 2017).
During the nine months ended September 30, 2018 and 2017, the Company distributed $9 million and $10 million, respectively, to certain of its noncontrolling interests.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	786	791	788	792
Potential dilution from stock options and restricted stock and stock units	1	1	1	1
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	787	792	789	793
Antidilutive stock options excluded from the calculation of diluted earnings per share	2	6	1	7
Accumulated Other Comprehensive Income (Loss)
As of September 30, 2018 and December 31, 2017, accumulated other comprehensive income (loss) consisted solely of foreign currency translation adjustments.
Note 7 — Income Taxes
The Company's effective income tax rate was (15.8)% for the nine months ended September 30, 2018, compared to 10.4% for the nine months ended September 30, 2017. The effective income tax rate for the nine months ended September 30, 2018, would have been 10.2% without the discrete benefit of $670 million, as discussed further below. The effective income tax rate for the nine months ended September 30, 2018, reflects a 17% statutory tax rate on the Company's Singapore operations, a 21% corporate income tax rate for its domestic operations and a zero percent tax rate on its Macao gaming operations due to the Company's income tax exemption in Macao.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

While management believes the provisional amounts recorded during the nine months ended September 30, 2018 and the year ended December 31, 2017, represent reasonable estimates of the ultimate impact U.S. tax reform will have on the Company's consolidated financial statements, it is possible the Company may continue to materially adjust these amounts for related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations as the Act continues to evolve. These adjustments could have an impact on the Company's tax assets and liabilities, effective tax rate, net income and earnings per share.
In August 2018, Venetian Macau Limited ("VML"), a subsidiary of SCL, received a fourth exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance for the period January 1, 2019 through June 26, 2022, the date VML's subconcession agreement expires. In May 2014, VML entered into an agreement with the Macao government effective through the end of 2018 that provides for an annual payment of 42 million patacas (approximately $5 million at exchange rates in effect on September 30, 2018) as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions. In September 2018, VML requested an additional agreement with the Macao government to correspond to the income tax exemption for gaming operations; however, there is no assurance VML will receive the additional agreement.
Note 8 — Commitments and Contingencies
Litigation
The Company is involved in other litigation in addition to those noted below, arising in the normal course of business. Management has made certain estimates for potential litigation costs based upon consultation with legal counsel and has accrued a nominal amount for such costs as of September 30, 2018. Actual results could differ from these estimates; however, in the opinion of management, such litigation and claims will not have a material effect on the Company's financial condition, results of operations and cash flows.
Round Square Company Limited v. Las Vegas Sands Corp.
On October 15, 2004, Richard Suen and Round Square Company Limited ("Roundsquare") filed an action against LVSC, Las Vegas Sands, Inc. ("LVSI"), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the "District Court"), asserting a breach of an alleged agreement to pay a success fee of $5 million and 2.0% of the net profit from the Company's Macao resort operations to the plaintiffs as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation to do so between the parties. Pursuant to an order filed March 16, 2006, plaintiffs' fraud claims set forth in the first amended complaint were dismissed with prejudice against all defendants. The order also dismissed with prejudice the first amended complaint against defendants Sheldon G. Adelson and William P. Weidner. On May 24, 2008, the jury returned a verdict for the plaintiffs in the amount of $44 million. On June 30, 2008, a judgment was entered in this matter in the amount of $59 million (including pre-judgment interest). The Company appealed the verdict to the Nevada Supreme Court. On November 17, 2010, the Nevada Supreme Court reversed the judgment and remanded the case to the District Court for a new trial. In its decision reversing the monetary judgment against the Company, the Nevada Supreme Court also made several other rulings, including overturning the pre-trial dismissal of the plaintiffs' breach of contract claim and deciding several evidentiary matters, some of which confirmed and some of which overturned rulings made by the District Court. On February 27, 2012, the District Court set a date of March 25, 2013, for the new trial. On June 22, 2012, the defendants filed a request to add experts and plaintiffs filed a motion seeking additional financial data as part of their discovery. The District Court granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of Roundsquare in the amount of $70 million. On May 28, 2013, a judgment was entered in the matter in the amount of $102 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court requesting the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court denied the Company's motion. On October 17, 2013, the District Court entered an order granting plaintiff's request for certain costs and fees associated with the litigation in the amount of approximately $1 million. On December 6, 2013, the Company filed a notice of appeal of the jury verdict with the Nevada Supreme Court. The Company filed its opening appellate brief with the Nevada Supreme Court on June 16, 2014. On August 19, 2014, the Nevada Supreme Court issued an order granting plaintiffs additional time until September 15, 2014, to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

file their answering brief. On September 15, 2014, Roundsquare filed a request to the Nevada Supreme Court to file a brief exceeding the maximum number of words, which was granted. On October 10, 2014, Roundsquare filed its answering brief. On January 12, 2015, the defendants filed their reply brief. On January 27, 2015, Roundsquare filed its reply brief. The Nevada Supreme Court set oral argument for December 17, 2015, before a panel of justices only to reset it for January 26, 2016, en banc. Oral arguments were presented to the Nevada Supreme Court as scheduled. On March 11, 2016, the Nevada Supreme Court issued an order affirming the judgment of liability, but reversing the damages award and remanding for a new trial on damages. On March 29, 2016, Roundsquare filed a petition for rehearing. The Nevada Supreme Court ordered an answer by the Company, which the Company filed on May 4, 2016. On May 12, 2016, Roundsquare filed a motion for leave to file a reply brief in support of its petition for rehearing, and on May 19, 2016, the Company filed an opposition to that motion. On June 24, 2016, the Nevada Supreme Court issued an order granting Roundsquare's petition for rehearing and submitting the appeal for decision on rehearing without further briefing or oral argument. On July 22, 2016, the Nevada Supreme Court once again ordered a new trial as to plaintiff Roundsquare on the issue of quantum merit damages. A pre-trial hearing was set in District Court for December 12, 2016. At the December 12, 2016 hearing, the District Court indicated it would allow a scope of trial and additional discovery into areas the Company opposed as inconsistent with the Nevada Supreme Court's remand. The District Court issued a written order on the scope of retrial and discovery dated December 15, 2016. On January 5, 2017, the Company moved for a stay of proceedings in the District Court, pending the Nevada Supreme Court's resolution of the Company's petition for writ of mandamus or prohibition, which was filed on January 13, 2017. On February 13, 2017, the District Court denied the motion to stay proceedings and, on February 16, 2017, the Nevada Supreme Court denied the writ. The parties are presently engaged in discovery and the damages trial date has been set to begin on March 4, 2019. The Company has accrued a nominal amount for estimated costs related to this legal matter as of September 30, 2018. In the event the Company's assumptions used to evaluate this matter change in future periods, it may be required to record an additional liability for an adverse outcome. The Company intends to defend this matter vigorously.
Frank J. Fosbre, Jr. v. Las Vegas Sands Corp., Sheldon G. Adelson and William P. Weidner
On May 24, 2010, Frank J. Fosbre, Jr. filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 1, 2007 through November 6, 2008. The complaint sought, among other relief, class certification, compensatory damages and attorneys' fees and costs. On July 21, 2010, Wendell and Shirley Combs filed a purported class action complaint in the U.S. District Court, against LVSC, Sheldon G. Adelson and William P. Weidner. The complaint alleged that LVSC, through the individual defendants, disseminated or approved materially false information, or failed to disclose material facts, through press releases, investor conference calls and other means from June 13, 2007 through November 11, 2008. The complaint, which was substantially similar to the Fosbre complaint, discussed above, sought, among other relief, class certification, compensatory damages and attorneys' fees and costs. On August 31, 2010, the U.S. District Court entered an order consolidating the Fosbre and Combs cases, and appointed lead plaintiffs and lead counsel. As such, the Fosbre and Combs cases are reported as one consolidated matter. On November 1, 2010, a purported class action amended complaint was filed in the consolidated action against LVSC, Sheldon G. Adelson and William P. Weidner. The amended complaint alleges that LVSC, through the individual defendants, disseminated or approved materially false and misleading information, or failed to disclose material facts, through press releases, investor conference calls and other means from August 2, 2007 through November 6, 2008. The amended complaint seeks, among other relief, class certification, compensatory damages and attorneys' fees and costs. On January 10, 2011, the defendants filed a motion to dismiss the amended complaint, which, on August 24, 2011, was granted in part and denied in part, with the dismissal of certain allegations. On November 7, 2011, the defendants filed their answer to the allegations remaining in the amended complaint. On July 11, 2012, the U.S. District Court issued an order allowing defendants' Motion for Partial Reconsideration of the U.S. District Court's order dated August 24, 2011, striking additional portions of the plaintiffs' complaint and reducing the class period to a period of February 4 to November 6, 2008. On August 7, 2012, the plaintiffs filed a purported class action second amended complaint (the "Second Amended Complaint") seeking to expand their allegations back to a time period of 2007 (having previously been cut back to 2008 by the U.S. District Court) essentially alleging very similar matters that had been previously stricken by the U.S. District Court. On October 16, 2012, the defendants filed a new motion to dismiss the Second

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Amended Complaint. The plaintiffs responded to the motion to dismiss on November 1, 2012, and defendants filed their reply on November 12, 2012. On November 20, 2012, the U.S. District Court granted a stay of discovery under the Private Securities Litigation Reform Act pending a decision on the new motion to dismiss and therefore, the discovery process was suspended. On April 16, 2013, the case was reassigned to a new judge. On July 30, 2013, the U.S. District Court heard the motion to dismiss and took the matter under advisement. On November 7, 2013, the judge granted in part and denied in part defendants' motions to dismiss. On December 13, 2013, the defendants filed their answer to the Second Amended Complaint. Discovery in the matter resumed. On January 8, 2014, plaintiffs filed a motion to expand the certified class period, which was granted by the U.S. District Court on June 15, 2015. Fact discovery closed on July 31, 2015, and expert discovery closed on December 18, 2015. On January 22, 2016, defendants filed motions for summary judgment. Plaintiffs filed an opposition to the motions for summary judgment on March 11, 2016. Defendants filed their replies in support of summary judgment on April 8, 2016. Summary judgment in favor of the defendants was entered on January 4, 2017. The plaintiffs filed a notice of appeal on February 2, 2017, and their opening brief in support of their appeal on July 14, 2017. Defendants filed their answering briefs in opposition to the appeal on October 13, 2017. Plaintiffs filed their reply brief in support of their appeal on December 14, 2017. On May 1, 2018, a three judge panel of the U.S. Court of Appeals for the Ninth Circuit unanimously affirmed the U.S. District Court's summary judgment ruling for the defendants. Plaintiffs have failed to file a certiorari petition with the United Supreme Court by the deadline and therefore, this matter is concluded.
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited ("AAEC") filed a claim (the "Macao action") with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. ("LVS (Nevada)"), Las Vegas Sands, LLC ("LVSLLC") and VCR (collectively, the "Defendants"). The claim is for 3.0 billion patacas (approximately $373 million at exchange rates in effect on September 30, 2018) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the "U.S. Defendants") for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC's claims against the U.S. Defendants.
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
AAEC appealed against the recognition decision to the Macao Court of Final Appeal, which, on May 6, 2015, dismissed the appeal and held the U.S. judgment to be final and have preclusive effect. The Macao Court of Final Appeal's decision became final on May 21, 2015. On June 5, 2015, the U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata. AAEC filed its response to that application on June 30, 2015. The U.S. Defendants filed their reply on July 23, 2015. On September 14, 2015, the Macao Judicial Court admitted two further legal opinions from Portuguese and U.S. law experts. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged on April 7, 2016, together with a request that the appeal be heard immediately. By a decision dated April 13, 2016, the Macao Judicial Court accepted that the appeal be heard immediately. Legal arguments were submitted May 23, 2016. AAEC replied to the legal arguments on or

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

about July 14, 2016, which was three days late, upon payment of a penalty. The U.S. Defendants submitted a response on September 20, 2016. On December 13, 2016, the Macao Judicial Court confirmed its earlier decision not to stay the proceedings pending appeal. As of the end of December 2016, all appeals (including VML's dismissal and the res judicata appeals) were being transferred to the Macao Second Instance Court. On May 11, 2017, the Macao Second Instance Court notified the parties of its decision of refusal to deal with the appeals at the present time. The Macao Second Instance Court ordered the court file be transferred back to the Macao Judicial Court. Evidence gathering by the Macao Judicial Court has commenced by letters rogatory. On June 30, 2017, the Macao Judicial Court sent letters rogatory to the Public Prosecutor's office, for onward transmission to relevant authorities in the U.S. and Hong Kong. On August 10, 2017, the Hong Kong Mutual Legal Assistance Unit, International Law Division, Hong Kong Department of Justice ("HKMLAU") responded to the Public Prosecutor and requested additional information. On August 18, 2017, the Public Prosecutor forwarded the HKMLAU request to the Macao Judicial Court. On November 14, 2017, the Public Prosecutor replied to the HKMLAU. The HKMLAU sent a further communication to the Public Prosecutor on November 29, 2017, again requesting the Macao Judicial Court provide further information to enable processing of the Hong Kong letter rogatory. On January 6, 2018, the Macao Judicial Court notified the parties accordingly. On February 10, 2018, the Macao Judicial Court notified the parties that a communication dated January 25, 2018, had been received from the U.S. Department of Justice. The Macao Judicial Court has extended the time for processing the letters rogatory until the end of June 2018. On May 7, 2018, the Macao Judicial Court further extended the time for processing one of the letters rogatory until mid-September 2018, which was further extended on August 16, 2018, to mid-November 2018.
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
Note 9 — Segment Information
The Company's principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; Sands Macao; Marina Bay Sands; Las Vegas Operating Properties; and Sands Bethlehem. The Company also reviews construction and development activities for each of its primary projects currently under development, in addition to its reportable segments noted above, which include the renovation, expansion and rebranding of Sands Cotai Central to The Londoner Macao, the St. Regis Tower Suites Macao and the Four Seasons Tower Suites Macao in Macao, and the Las Vegas Condo Tower (for which construction currently is suspended) in the United States. The Company has included Ferry Operations and Other (comprised primarily of the Company's ferry operations and various other operations that are ancillary to its properties in Macao) to reconcile to condensed consolidated results of operations and financial condition. The Company has included Corporate and Other (which includes the Las Vegas Condo Tower and corporate activities of the Company) to reconcile to the condensed consolidated financial condition. The segment information as of December 31, 2017 and for the three and nine months ended September 30, 2017, has been reclassified to conform to the current presentation. The Company's segment information as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net Revenues
Macao:
The Venetian Macao	$857	$702	$2,555	$2,102
Sands Cotai Central	537	467	1,595	1,365
The Parisian Macao	389	411	1,119	1,074
The Plaza Macao and Four Seasons Hotel Macao	167	140	544	413
Sands Macao	160	142	494	476
Ferry Operations and Other	42	40	123	119
	2,152	1,902	6,430	5,549
Marina Bay Sands	766	789	2,343	2,313
United States:
Las Vegas Operating Properties	379	387	1,258	1,224
Sands Bethlehem	138	144	408	426
	517	531	1,666	1,650
Intersegment eliminations	(63)	(61)	(185)	(175)
Total net revenues	$3,372	$3,161	$10,254	$9,337

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$1	$2	$3	$4
Ferry Operations and Other	6	6	18	17
	7	8	21	21
Marina Bay Sands	2	2	7	6
Las Vegas Operating Properties	54	51	157	148
Total intersegment revenues	$63	$61	$185	$175

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$344	$264	$1,023	$809
Sands Cotai Central	188	154	565	431
The Parisian Macao	122	136	352	324
The Plaza Macao and Four Seasons Hotel Macao	53	51	198	162
Sands Macao	41	41	140	134
Ferry Operations and Other	6	5	15	17
	754	651	2,293	1,877
Marina Bay Sands	419	442	1,328	1,298
United States:
Las Vegas Operating Properties	76	76	294	277
Sands Bethlehem	33	40	92	113
	109	116	386	390
Consolidated adjusted property EBITDA(1)	1,282	1,209	4,007	3,565
Other Operating Costs and Expenses
Stock-based compensation	(3)	(4)	(10)	(11)
Corporate	(55)	(51)	(144)	(135)
Pre-opening	(2)	(1)	(5)	(7)
Development	(4)	(3)	(9)	(8)
Depreciation and amortization	(284)	(265)	(822)	(913)
Amortization of leasehold interests in land	(8)	(9)	(26)	(28)
Loss on disposal or impairment of assets	(4)	(21)	(114)	(27)
Operating income	922	855	2,877	2,436
Other Non-Operating Costs and Expenses
Interest income	22	4	36	11
Interest expense, net of amounts capitalized	(126)	(83)	(308)	(240)
Other income (expense)	16	(19)	34	(80)
Loss on modification or early retirement of debt	(52)	—	(55)	(5)
Income tax (expense) benefit	(83)	(73)	407	(220)
Net income	$699	$684	$2,991	$1,902
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

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Capital Expenditures
Corporate and Other	$56	$5
Macao:
The Venetian Macao	109	113
Sands Cotai Central	88	58
The Parisian Macao	101	149
The Plaza Macao and Four Seasons Hotel Macao	36	19
Sands Macao	16	6
Ferry Operations and Other	1	4
	351	349
Marina Bay Sands	116	137
United States:
Las Vegas Operating Properties	82	86
Sands Bethlehem	18	15
	100	101
Total capital expenditures	$623	$592

	September 30, 2018	December 31, 2017
	(In millions)
Total Assets
Corporate and Other	$1,909	$953
Macao:
The Venetian Macao	2,815	2,640
Sands Cotai Central	4,267	3,891
The Parisian Macao	2,465	2,496
The Plaza Macao and Four Seasons Hotel Macao	879	930
Sands Macao	282	282
Ferry Operations and Other	264	275
	10,972	10,514
Marina Bay Sands	4,743	5,054
United States:
Las Vegas Operating Properties	5,082	3,530
Sands Bethlehem	633	636
	5,715	4,166
Total assets	$23,339	$20,687

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	September 30, 2018	December 31, 2017
	(In millions)
Total Long-Lived Assets(1)
Corporate and Other	$262	$249
Macao:
The Venetian Macao	1,741	1,728
Sands Cotai Central	3,469	3,516
The Parisian Macao	2,334	2,375
The Plaza Macao and Four Seasons Hotel Macao(2)	787	853
Sands Macao	223	222
Ferry Operations and Other	134	146
	8,688	8,840
Marina Bay Sands	4,142	4,336
United States:
Las Vegas Operating Properties	2,751	2,779
Sands Bethlehem	550	549
	3,301	3,328
Total long-lived assets	$16,393	$16,753
 ____________________

(1)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and leasehold interests in land, net of accumulated amortization.

(2)
During the nine months ended September 30, 2018, the Company recognized a loss on disposal or impairment of assets of $94 million related to the Four Seasons Tower Suites Macao project (see "— Note 3 — Property and Equipment, Net").

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
There were no newly identified significant accounting estimates during the nine months ended September 30, 2018, nor were there any material changes to the critical accounting policies and estimates discussed in our 2017 Annual Report.
Recent Accounting Pronouncements
See related disclosure at "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements."

Summary Financial Results
The following table summarizes our results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	(Dollars in millions)
Net revenues	$3,372	$3,161	6.7%	$10,254	$9,337	9.8%
Operating expenses	2,450	2,306	6.2%	7,377	6,901	6.9%
Operating income	922	855	7.8%	2,877	2,436	18.1%
Income before income taxes	782	757	3.3%	2,584	2,122	21.8%
Net income	699	684	2.2%	2,991	1,902	57.3%
Net income attributable to Las Vegas Sands Corp.	571	569	0.4%	2,583	1,596	61.8%
The increase in operating income for the three and nine months ended September 30, 2018, was primarily due to stronger results at our Macao operations due to an increase in revenues of 13.1% and 15.9%, respectively. The increase in net income and net income attributable to Las Vegas Sands Corp. for the nine months ended September 30, 2018, reflects a nonrecurring non-cash discrete income tax benefit of $670 million, as further described below.
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
Hotel revenue recognition criteria are met at the time of occupancy. Food and beverage revenue recognition criteria are met at the time of service. Convention revenues are recognized when the related service is rendered or the event is held. Deposits for future hotel occupancy, convention space or food and beverage services contracts are recorded as deferred income until the revenue recognition criteria are met. Cancellation fees for hotel, convention space and food and beverage services are recognized upon cancellation by the customer and are included in other revenues. Ferry and entertainment revenue recognition criteria are met at the completion of the ferry trip or event, respectively. Revenue from contracts with a combination of these services is allocated pro rata based on each service’s stand-alone selling price.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip win percentage is expected to be 3.0% to 3.3% in Macao and 2.7% to 3.0% in Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 25.1%, 21.3%, 20.3%, 24.8%, 18.4% and 19.4% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. As of January 1, 2018, Non-Rolling Chip drop at Marina Bay Sands includes chips purchased and exchanged at the cage, consistent with our Macao properties. Prior period amounts have been updated to conform to the current presentation. Our slot machines have produced a trailing 12-month hold percentage of 4.7%, 4.0%, 2.8%, 7.1%, 3.2% and 4.5% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 15.0% and 24.9%, respectively, of our table games play was conducted on a credit basis for the nine months ended September 30, 2018.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued that are deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of handle. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Based upon our mix of table games, our table games are expected to produce a win percentage of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Table games at Sands Bethlehem have produced a trailing 12-month win percentage of 18.5%. Our slot machines have produced a trailing 12-month hold percentage of 8.5% and 6.5% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 64.2% of our table games play at our Las Vegas Operating Properties, for the nine months ended September 30, 2018, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.
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
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended September 30,
	2018	2017	Percent Change
	(Dollars in millions)
Casino	$2,413	$2,270	6.3%
Rooms	435	405	7.4%
Food and beverage	195	192	1.6%
Mall	170	160	6.3%
Convention, retail and other	159	134	18.7%
Total net revenues	$3,372	$3,161	6.7%
Consolidated net revenues were $3.37 billion for the three months ended September 30, 2018, an increase of $211 million compared to $3.16 billion for the three months ended September 30, 2017. The increase was primarily driven by a $250 million increase from our Macao operations, primarily due to increased casino revenues. The increase was partially offset by a $23 million decrease at Marina Bay Sands, primarily due to decreased casino revenues.
Net casino revenues increased $143 million compared to the three months ended September 30, 2017. The increase was primarily attributable to a $203 million increase in Macao, primarily driven by increases in Non-Rolling Chip drop and win percentage and increases in Rolling Chip drop and win percentage. This was partially offset by a $51 million decrease at Marina Bay Sands, driven by a decrease in Rolling Chip volume. The following table summarizes the results of our casino activity:

	Three Months Ended September 30,
	2018	2017	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$689	$564	22.2%
Non-Rolling Chip drop	$2,175	$1,892	15.0%
Non-Rolling Chip win percentage	25.1%	22.8%	2.3	pts
Rolling Chip volume	$7,425	$6,898	7.6%
Rolling Chip win percentage	3.75%	3.28%	0.47	pts
Slot handle	$807	$718	12.4%
Slot hold percentage	3.7%	5.1%	(1.4	)pts
Sands Cotai Central
Total net casino revenues	$400	$341	17.3%
Non-Rolling Chip drop	$1,650	$1,442	14.4%
Non-Rolling Chip win percentage	21.5%	20.4%	1.1	pts
Rolling Chip volume	$2,564	$2,846	(9.9)%
Rolling Chip win percentage	3.95%	2.66%	1.29	pts
Slot handle	$1,134	$1,182	(4.1)%
Slot hold percentage	3.5%	4.4%	(0.9	)pts

	Three Months Ended September 30,
	2018	2017	Change
	(Dollars in millions)
The Parisian Macao
Total net casino revenues	$321	$341	(5.9)%
Non-Rolling Chip drop	$1,046	$1,001	4.5%
Non-Rolling Chip win percentage	21.6%	20.9%	0.7	pts
Rolling Chip volume	$5,155	$6,948	(25.8)%
Rolling Chip win percentage	3.10%	3.11%	(0.01	)pts
Slot handle	$1,386	$927	49.5%
Slot hold percentage	3.0%	3.1%	(0.1	)pts
The Plaza Macao and Four Seasons Hotel Macao
Total net casino revenues	$116	$93	24.7%
Non-Rolling Chip drop	$286	$297	(3.7)%
Non-Rolling Chip win percentage	28.4%	23.1%	5.3	pts
Rolling Chip volume	$4,031	$3,132	28.7%
Rolling Chip win percentage	2.44%	2.23%	0.21	pts
Slot handle	$141	$117	20.5%
Slot hold percentage	5.7%	6.6%	(0.9	)pts
Sands Macao
Total net casino revenues	$146	$130	12.3%
Non-Rolling Chip drop	$619	$603	2.7%
Non-Rolling Chip win percentage	18.3%	18.7%	(0.4	)pts
Rolling Chip volume	$1,799	$680	164.6%
Rolling Chip win percentage	2.72%	1.13%	1.59	pts
Slot handle	$646	$602	7.3%
Slot hold percentage	3.1%	3.4%	(0.3	)pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$532	$583	(8.7)%
Non-Rolling Chip drop(1)	$1,358	$1,374	(1.2)%
Non-Rolling Chip win percentage(1)	19.7%	19.5%	0.2	pts
Rolling Chip volume	$7,093	$9,443	(24.9)%
Rolling Chip win percentage	3.43%	3.29%	0.14	pts
Slot handle	$3,624	$3,658	(0.9)%
Slot hold percentage	4.4%	4.2%	0.2	pts
U.S. Operations:
Las Vegas Operating Properties
Total net casino revenues	$88	$92	(4.3)%
Table games drop	$507	$401	26.4%
Table games win percentage	14.7%	17.1%	(2.4	)pts
Slot handle	$692	$658	5.2%
Slot hold percentage	8.6%	8.6%	—
Sands Bethlehem
Total net casino revenues	$121	$126	(4.0)%
Table games drop	$288	$293	(1.7)%
Table games win percentage	18.5%	20.1%	(1.6	)pts
Slot handle	$1,219	$1,210	0.7%
Slot hold percentage	6.4%	6.5%	(0.1	)pts
____________________

(1)	As of January 1, 2018, Non-Rolling Chip drop includes chips purchased and exchanged at the cage. Prior period amounts have been updated to conform to the current period presentation.

In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.
Room revenues increased $30 million compared to the three months ended September 30, 2017. The increase was primarily due to increases of $14 million and $12 million at The Venetian Macao and Marina Bay Sands, respectively, driven by increases in occupancy and ADR. During the three months ended September 30, 2018, there were approximately 23% fewer rooms available at The Parisian Macao compared to the three months ended September 30, 2017, due to the construction work of combining and converting standard rooms to suites. The following table summarizes the results of our room activity:

	Three Months Ended September 30,
	2018	2017	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$58	$44	31.8%
Occupancy rate	95.7%	90.7%	5.0	pts
Average daily room rate (ADR)	$229	$218	5.0%
Revenue per available room (RevPAR)	$219	$198	10.6%
Sands Cotai Central
Total room revenues	$85	$78	9.0%
Occupancy rate	96.1%	93.0%	3.1	pts
Average daily room rate (ADR)	$159	$147	8.2%
Revenue per available room (RevPAR)	$153	$137	11.7%
The Parisian Macao
Total room revenues	$30	$34	(11.8)%
Occupancy rate	97.7%	94.1%	3.6	pts
Average daily room rate (ADR)	$158	$143	10.5%
Revenue per available room (RevPAR)	$154	$134	14.9%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$10	$8	25.0%
Occupancy rate	89.0%	80.8%	8.2	pts
Average daily room rate (ADR)	$315	$333	(5.4)%
Revenue per available room (RevPAR)	$280	$269	4.1%
Sands Macao
Total room revenues	$4	$5	(20.0)%
Occupancy rate	97.5%	95.7%	1.8	pts
Average daily room rate (ADR)	$155	$191	(18.8)%
Revenue per available room (RevPAR)	$151	$183	(17.5)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$106	$94	12.8%
Occupancy rate	97.5%	96.6%	0.9	pts
Average daily room rate (ADR)	$466	$447	4.3%
Revenue per available room (RevPAR)	$455	$432	5.3%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$138	$138	—
Occupancy rate	94.4%	97.0%	(2.6	)pts
Average daily room rate (ADR)	$225	$227	(0.9)%
Revenue per available room (RevPAR)	$213	$220	(3.2)%
Sands Bethlehem
Total room revenues	$4	$4	—
Occupancy rate	94.5%	96.1%	(1.6	)pts
Average daily room rate (ADR)	$165	$164	0.6%
Revenue per available room (RevPAR)	$156	$158	(1.3)%

Mall revenues increased $10 million compared to the three months ended September 30, 2017. The increase was primarily due to increases of $4 million at the Shoppes at Venetian and the Shoppes at Cotai Central, driven by an increase in overage rent. For further information related to the financial performance of our malls, see "— Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended September 30,
	2018	2017	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$59	$55	7.3%
Mall gross leasable area (in square feet)	786,649	785,973	0.1%
Occupancy	89.7%	97.3%	(7.6	)pts
Base rent per square foot	$269	$244	10.2%
Tenant sales per square foot	$1,733	$1,357	27.7%
Shoppes at Cotai Central(1)
Total mall revenues	$19	$15	26.7%
Mall gross leasable area (in square feet)	509,929	425,581	19.8%
Occupancy	92.3%	93.0%	(0.7	)pts
Base rent per square foot	$111	$113	(1.8)%
Tenant sales per square foot	$862	$711	21.2%
Shoppes at Parisian
Total mall revenues	$13	$16	(18.8)%
Mall gross leasable area (in square feet)	295,896	299,125	(1.1)%
Occupancy	90.7%	92.5%	(1.8	)pts
Base rent per square foot	$156	$223	(30.0)%
Tenant sales per square foot	$657	$531	23.7%
Shoppes at Four Seasons
Total mall revenues	$33	$31	6.5%
Mall gross leasable area (in square feet)	258,544	258,392	0.1%
Occupancy	99.2%	100.0%	(0.8	)pts
Base rent per square foot	$462	$453	2.0%
Tenant sales per square foot	$4,260	$3,247	31.2%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$44	$42	4.8%
Mall gross leasable area (in square feet)	611,004	606,946	0.7%
Occupancy	93.8%	97.2%	(3.4	)pts
Base rent per square foot	$258	$243	6.2%
Tenant sales per square foot	$1,840	$1,506	22.2%
__________________________

Note:	This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.

(1)
The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao.

Convention, retail and other revenues increased $25 million compared to the three months ended September 30, 2017. The increase was primarily attributable to the recovery of business interruption insurance proceeds in Macao related to Typhoon Hato and an increase in entertainment revenues at Marina Bay Sands.

Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended September 30,
	2018	2017	Percent Change
	(Dollars in millions)
Casino	$1,344	$1,215	10.6%
Rooms	109	106	2.8%
Food and beverage	159	155	2.6%
Mall	19	19	—%
Convention, retail and other	91	79	15.2%
Provision for doubtful accounts	5	23	(78.3)%
General and administrative	366	359	1.9%
Corporate	55	51	7.8%
Pre-opening	2	1	100.0%
Development	4	3	33.3%
Depreciation and amortization	284	265	7.2%
Amortization of leasehold interests in land	8	9	(11.1)%
Loss on disposal or impairment of assets	4	21	(81.0)%
Total operating expenses	$2,450	$2,306	6.2%
Operating expenses were $2.45 billion for the three months ended September 30, 2018, an increase of $144 million compared to $2.31 billion for the three months ended September 30, 2017. The increase in operating expenses was primarily driven by an increase in casino expenses at our Macao operating properties due to increased casino revenues and visitation.
Casino expenses increased $129 million compared to the three months ended September 30, 2017. The increase was primarily attributable to a $127 million increase at our Macao operating properties, driven by an increase in gaming tax due to increased casino revenues.
Convention, retail and other expenses increased $12 million compared to the three months ended September 30, 2017. The increase was primarily driven by additional tourism tax and interest of $10 million levied on ancillary hotel services in Macao.
The provision for doubtful accounts was $5 million for the three months ended September 30, 2018, compared to $23 million for the three months ended September 30, 2017. The decrease primarily resulted from increased collections of previously reserved customer balances and continuing improvement of the quality of casino credit currently being extended. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities. We believe the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
Depreciation and amortization expense increased $19 million compared to the three months ended September 30, 2017. The increase was primarily due to a $23 million increase due to the acceleration of depreciation on certain assets to be disposed of in conjunction with The Londoner Macao project.
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
The following table summarizes information related to our segments (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Segment Information" for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Three Months Ended September 30,
	2018	2017	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$344	$264	30.3%
Sands Cotai Central	188	154	22.1%
The Parisian Macao	122	136	(10.3)%
The Plaza Macao and Four Seasons Hotel Macao	53	51	3.9%
Sands Macao	41	41	—%
Ferry Operations and Other	6	5	20.0%
	754	651	15.8%
Marina Bay Sands	419	442	(5.2)%
United States:
Las Vegas Operating Properties	76	76	—%
Sands Bethlehem	33	40	(17.5)%
	109	116	(6.0)%
Consolidated adjusted property EBITDA	$1,282	$1,209	6.0%
Adjusted property EBITDA at our Integrated Resorts is primarily driven by our casino, room and mall operations.
Adjusted property EBITDA at our Macao operations increased $103 million compared to the three months ended September 30, 2017. As previously described, the increase was primarily due to increased casino revenues, driven by increases in Non-Rolling Chip drop and win percentage, as well as increased room revenues, driven by increases in occupancy and ADR.
Adjusted property EBITDA at Marina Bay Sands decreased $23 million compared to the three months ended September 30, 2017. As previously described, the decrease was primarily due to decreased casino revenues, driven by a decrease in Rolling Chip volume, partially offset by increased room revenues, driven by increases in occupancy and ADR.
Adjusted property EBITDA at Sands Bethlehem decreased $7 million compared to the three months ended September 30, 2017. The decrease was primarily due to decreased casino revenues, driven by a decrease in table games win percentage.

Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended September 30,
	2018	2017
	(Dollars in millions)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$123	$80
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	4	4
Less — capitalized interest	(1)	(1)
Interest expense, net	$126	$83
Cash paid for interest	$56	$70
Weighted average total debt balance	$11,838	$10,074
Weighted average interest rate	4.2%	3.2%
Interest cost increased $43 million compared to the three months ended September 30, 2017, resulting primarily from increases in our weighted average total debt balance and weighted average interest rate due to the issuance of our Sands China Ltd. ("SCL") unsecured senior notes (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt — SCL Senior Notes").
Other Factors Affecting Earnings
Other income was $16 million for the three months ended September 30, 2018, compared to other expense of $19 million for the three months ended September 30, 2017. Other income during the three months ended September 30, 2018, was attributable to $16 million of foreign currency transaction gains, driven by U.S. dollar denominated debt held by SCL.
Loss on modification or early retirement of debt of $52 million for the three months ended September 30, 2018, was due to the write-off of unamortized deferred financing fees on our 2016 VML Credit Facility in connection with the early retirement of the debt outstanding with the issuance of the SCL Senior Notes (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt — 2016 VML Credit Facility").
Our effective income tax rate was 10.6% for the three months ended September 30, 2018, compared to 9.6% for the three months ended September 30, 2017. The effective income tax rate for the three months ended September 30, 2018, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax rate on our U.S. operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao. In August 2018, our income tax exemption in Macao was extended through June 26, 2022, the date our subconcession agreement expires. We have recorded a valuation allowance related to certain deferred tax assets previously generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of our operations improve or we determine related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations of the Tax Cuts and Jobs Act (the "Act") require changes to positions we have taken and it becomes “more-likely-than-not” these deferred tax assets, or a portion thereof, are realizable, we will reduce the valuation allowances in the period such determination is made, as appropriate.
The net income attributable to our noncontrolling interests was $128 million for the three months ended September 30, 2018, compared to $115 million for the three months ended September 30, 2017. These amounts are primarily related to the noncontrolling interest of SCL.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Operating Revenues
Our net revenues consisted of the following:

	Nine Months Ended September 30,
	2018	2017	Percent Change
	(Dollars in millions)
Casino	$7,358	$6,670	10.3%
Rooms	1,298	1,170	10.9%
Food and beverage	642	599	7.2%
Mall	490	476	2.9%
Convention, retail and other	466	422	10.4%
Total net revenues	$10,254	$9,337	9.8%
Consolidated net revenues were $10.25 billion for the nine months ended September 30, 2018, an increase of $917 million compared to $9.34 billion for the nine months ended September 30, 2017. The increase was primarily driven by an $881 million increase from our Macao operations, primarily due to increased casino and room revenues.
Net casino revenues increased $688 million compared to the nine months ended September 30, 2017. The increase is primarily attributable to a $760 million increase at our Macao operating properties, driven by increases in Non-Rolling Chip drop and Rolling Chip volume. The increase was partially offset by a $48 million decrease at Marina Bay Sands, driven by a decrease in Rolling Chip volume. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2018	2017	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$2,082	$1,698	22.6%
Non-Rolling Chip drop	$6,664	$5,315	25.4%
Non-Rolling Chip win percentage	24.6%	24.6%	—
Rolling Chip volume	$22,755	$18,218	24.9%
Rolling Chip win percentage	3.69%	3.61%	0.08	pts
Slot handle	$2,463	$2,052	20.0%
Slot hold percentage	4.5%	5.2%	(0.7	)pts
Sands Cotai Central
Total net casino revenues	$1,204	$1,016	18.5%
Non-Rolling Chip drop	$5,045	$4,278	17.9%
Non-Rolling Chip win percentage	21.3%	20.5%	0.8	pts
Rolling Chip volume	$7,563	$8,267	(8.5)%
Rolling Chip win percentage	3.54%	2.92%	0.62	pts
Slot handle	$3,646	$3,509	3.9%
Slot hold percentage	3.9%	4.1%	(0.2	)pts
The Parisian Macao
Total net casino revenues	$920	$869	5.9%
Non-Rolling Chip drop	$3,188	$2,957	7.8%
Non-Rolling Chip win percentage	20.5%	19.6%	0.9	pts
Rolling Chip volume	$14,232	$14,430	(1.4)%
Rolling Chip win percentage	3.20%	3.24%	(0.04	)pts
Slot handle	$3,602	$2,716	32.6%
Slot hold percentage	2.7%	3.4%	(0.7	)pts

	Nine Months Ended September 30,
	2018	2017	Change
	(Dollars in millions)
The Plaza Macao and Four Seasons Hotel Macao
Total net casino revenues	$394	$273	44.3%
Non-Rolling Chip drop	$1,020	$894	14.1%
Non-Rolling Chip win percentage	25.9%	23.1%	2.8	pts
Rolling Chip volume	$9,735	$7,379	31.9%
Rolling Chip win percentage	3.05%	2.48%	0.57	pts
Slot handle	$412	$311	32.5%
Slot hold percentage	6.7%	7.1%	(0.4	)pts
Sands Macao
Total net casino revenues	$454	$438	3.7%
Non-Rolling Chip drop	$1,935	$1,842	5.0%
Non-Rolling Chip win percentage	18.4%	19.2%	(0.8	)pts
Rolling Chip volume	$4,071	$3,561	14.3%
Rolling Chip win percentage	3.33%	2.65%	0.68	pts
Slot handle	$1,927	$1,811	6.4%
Slot hold percentage	3.2%	3.3%	(0.1	)pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$1,678	$1,726	(2.8)%
Non-Rolling Chip drop(1)	$4,093	$3,927	4.2%
Non-Rolling Chip win percentage(1)	19.5%	20.5%	(1.0	)pts
Rolling Chip volume	$20,339	$27,068	(24.9)%
Rolling Chip win percentage	3.74%	3.40%	0.34	pts
Slot handle	$11,128	$10,481	6.2%
Slot hold percentage	4.5%	4.3%	0.2	pts
U.S. Operations:
Las Vegas Operating Properties
Total net casino revenues	$268	$277	(3.2)%
Table games drop	$1,340	$1,186	13.0%
Table games win percentage	15.8%	18.5%	(2.7	)pts
Slot handle	$1,993	$1,867	6.7%
Slot hold percentage	8.4%	8.5%	(0.1	)pts
Sands Bethlehem
Total net casino revenues	$358	$373	(4.0)%
Table games drop	$859	$838	2.5%
Table games win percentage	18.1%	20.3%	(2.2	)pts
Slot handle	$3,614	$3,550	1.8%
Slot hold percentage	6.5%	6.6%	(0.1	)pts
____________________

(1)	As of January 1, 2018, Non-Rolling Chip drop includes chips purchased and exchanged at the cage. Prior period amounts have been updated to conform to the current period presentation.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered.

Room revenues increased $128 million compared to the nine months ended September 30, 2017. The increase is primarily due to increases of $41 million, $38 million, $31 million and $19 million at The Venetian Macao, Sands Cotai Central, Marina Bay Sands and our Las Vegas Operating Properties, respectively, driven by increased occupancy and ADR. During the nine months ended September 30, 2018, there were approximately 20% fewer rooms available at The Parisian Macao compared to the nine months ended September 30, 2017, due to the construction work of combining and converting standard rooms to suites. The following table summarizes the results of our room activity:

	Nine Months Ended September 30,
	2018	2017	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$167	$126	32.5%
Occupancy rate	95.7%	90.0%	5.7	pts
Average daily room rate (ADR)	$226	$208	8.7%
Revenue per available room (RevPAR)	$217	$187	16.0%
Sands Cotai Central
Total room revenues	$245	$207	18.4%
Occupancy rate	94.2%	84.6%	9.6	pts
Average daily room rate (ADR)	$156	$145	7.6%
Revenue per available room (RevPAR)	$147	$123	19.5%
The Parisian Macao
Total room revenues	$91	$94	(3.2)%
Occupancy rate	96.1%	87.9%	8.2	pts
Average daily room rate (ADR)	$153	$138	10.9%
Revenue per available room (RevPAR)	$147	$122	20.5%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$29	$24	20.8%
Occupancy rate	88.2%	80.4%	7.8	pts
Average daily room rate (ADR)	$316	$348	(9.2)%
Revenue per available room (RevPAR)	$278	$280	(0.7)%
Sands Macao
Total room revenues	$12	$15	(20.0)%
Occupancy rate	98.4%	97.4%	1.0	pts
Average daily room rate (ADR)	$160	$192	(16.7)%
Revenue per available room (RevPAR)	$157	$187	(16.0)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$299	$268	11.6%
Occupancy rate	97.1%	95.9%	1.2	pts
Average daily room rate (ADR)	$446	$428	4.2%
Revenue per available room (RevPAR)	$433	$410	5.6%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$443	$424	4.5%
Occupancy rate	95.8%	94.7%	1.1	pts
Average daily room rate (ADR)	$241	$239	0.8%
Revenue per available room (RevPAR)	$231	$226	2.2%
Sands Bethlehem
Total room revenues	$12	$12	—
Occupancy rate	92.4%	93.4%	(1.0	)pts
Average daily room rate (ADR)	$162	$161	0.6%
Revenue per available room (RevPAR)	$150	$151	(0.7)%

Food and beverage revenues increased $43 million compared to the nine months ended September 30, 2017. The increase is primarily attributable to a $26 million increase at Marina Bay Sands, driven by the opening of new restaurants and a $9 million increase at The Venetian Macao, driven by an increase in banquet operations.
Mall revenues increased $14 million compared to the nine months ended September 30, 2017. The increase was primarily due to an $8 million increase at the Shoppes at Marina Bay Sands, driven by an increase in base rents, and a $7 million increase at the Shoppes at Venetian, driven by overage rents. For further information related to the financial performance of our malls, see "— Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Nine Months Ended September 30,(1)
	2018	2017	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$168	$161	4.3%
Mall gross leasable area (in square feet)	786,649	785,973	0.1%
Occupancy	89.7%	97.3%	(7.6	)pts
Base rent per square foot	$269	$244	10.2%
Tenant sales per square foot	$1,733	$1,357	27.7%
Shoppes at Cotai Central(2)
Total mall revenues	$48	$48	—
Mall gross leasable area (in square feet)	509,929	425,581	19.8%
Occupancy	92.3%	93.0%	(0.7	)pts
Base rent per square foot	$111	$113	(1.8)%
Tenant sales per square foot	$862	$711	21.2%
Shoppes at Parisian
Total mall revenues	$43	$50	(14.0)%
Mall gross leasable area (in square feet)	295,896	299,125	(1.1)%
Occupancy	90.7%	92.5%	(1.8	)pts
Base rent per square foot	$156	$223	(30.0)%
Tenant sales per square foot	$657	531	23.7%
Shoppes at Four Seasons
Total mall revenues	$97	$94	3.2%
Mall gross leasable area (in square feet)	258,544	258,392	0.1%
Occupancy	99.2%	100.0%	(0.8	)pts
Base rent per square foot	$462	$453	2.0%
Tenant sales per square foot	$4,260	$3,247	31.2%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$128	$120	6.7%
Mall gross leasable area (in square feet)	611,004	606,946	0.7%
Occupancy	93.8%	97.2%	(3.4	)pts
Base rent per square foot	$258	$243	6.2%
Tenant sales per square foot	$1,840	$1,506	22.2%
__________________________

Note:	This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.

(1)
As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of September 30, 2018 and 2017, they are identical to the summary presented herein for the three months ended September 30, 2018 and 2017, respectively.

(2)
The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao.

Convention, retail and other revenues increased $44 million compared to the nine months ended September 30, 2017. The increase was primarily attributable to the recovery of business interruption insurance proceeds in Macao related to Typhoon Hato, and increases of $12 million and $10 million at Marina Bay Sands and our Las Vegas Operating properties, respectively, driven by an increase in convention business.
Operating Expenses
Our operating expenses consisted of the following:

	Nine Months Ended September 30,
	2018	2017	Percent Change
	(Dollars in millions)
Casino	$4,046	$3,584	12.9%
Rooms	330	308	7.1%
Food and beverage	499	471	5.9%
Mall	54	53	1.9%
Convention, retail and other	253	238	6.3%
Provision for (recovery of) doubtful accounts	(4)	77	(105.2)%
General and administrative	1,079	1,052	2.6%
Corporate	144	135	6.7%
Pre-opening	5	7	(28.6)%
Development	9	8	12.5%
Depreciation and amortization	822	913	(10.0)%
Amortization of leasehold interests in land	26	28	(7.1)%
Loss on disposal or impairment of assets	114	27	322.2%
Total operating expenses	$7,377	$6,901	6.9%
Operating expenses were $7.38 billion for the nine months ended September 30, 2018, an increase of $476 million compared to $6.90 billion for the nine months ended September 30, 2017. The increase in operating expenses was primarily driven by an increase in casino expenses at our Macao operating properties due to increased casino revenues and visitation.
Casino expenses increased $462 million compared to the nine months ended September 30, 2017. The increase was primarily attributable to a $440 million increase at our Macao operating properties, driven by an increase in gaming taxes due to increased casino revenues.
The recovery of doubtful accounts was $4 million for the nine months ended September 30, 2018, compared to the provision for doubtful accounts of $77 million for the nine months ended September 30, 2017. The decrease resulted from increased collections of previously reserved customer balances during the nine months ended September 30, 2018, as compared to the prior year period, and continuing improvement in the quality of casino credit currently being extended. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
Depreciation and amortization expense decreased $91 million compared to the nine months ended September 30, 2017. The decrease was primarily attributable to a $127 million decrease resulting from a change in the estimated useful lives of certain property and equipment (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Property and Equipment, Net"). The aforementioned decrease was partially offset by a $42 million increase due to the acceleration of depreciation on certain assets to be disposed of in conjunction with The Londoner Macao project.
The loss on disposal or impairment of assets of $114 million for the nine months ended September 30, 2018, consisted primarily of a $94 million write-off of costs related to the Four Seasons Tower Suites Macao project.

Adjusted Property EBITDA
The following table summarizes information related to our segments (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Segment Information" for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Nine Months Ended September 30,
	2018	2017	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$1,023	$809	26.5%
Sands Cotai Central	565	431	31.1%
The Parisian Macao	352	324	8.6%
The Plaza Macao and Four Seasons Hotel Macao	198	162	22.2%
Sands Macao	140	134	4.5%
Ferry Operations and Other	15	17	(11.8)%
	2,293	1,877	22.2%
Marina Bay Sands	1,328	1,298	2.3%
United States:
Las Vegas Operating Properties	294	277	6.1%
Sands Bethlehem	92	113	(18.6)%
	386	390	(1.0)%
Consolidated adjusted property EBITDA	$4,007	$3,565	12.4%
Adjusted property EBITDA at our Integrated Resorts is primarily driven by our casino, room and mall operations, as previously discussed.
Adjusted property EBITDA at our Macao operations increased $416 million compared to the nine months ended September 30, 2017. As previously described, the increase was primarily due to increased casino revenues, driven by increases in Non-Rolling Chip drop and Rolling Chip volume.
Adjusted property EBITDA at Marina Bay Sands increased $30 million compared to the nine months ended September 30, 2017. The increase was primarily due to an increase in non-gaming operations and a decrease in the provision for doubtful accounts, driven by collections on previously reserved customer balances.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $17 million compared to the nine months ended September 30, 2017. The increase was primarily due to a decrease in the provision for doubtful accounts, driven by collections on previously reserved customer balances, as well as increases in room and convention revenues.
Adjusted property EBITDA at Sands Bethlehem decreased $21 million compared to the nine months ended September 30, 2017. The decrease was primarily due to decreased casino revenues, driven by a decrease in table games win percentage and increased taxes and fees related to our gaming operations.

Interest Expense
The following table summarizes information related to interest expense:

	Nine Months Ended September 30,
	2018	2017
	(Dollars in millions)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$299	$230
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	11	11
Less — capitalized interest	(2)	(1)
Interest expense, net	$308	$240
Cash paid for interest	$212	$199
Weighted average total debt balance	$10,627	$9,970
Weighted average interest rate	3.7%	3.1%
Interest cost increased $69 million compared to the nine months ended September 30, 2017, resulting primarily from increases in our weighted average total debt balance and weighted average interest rate due to the issuance of our SCL Senior Notes (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt — SCL Senior Notes").
Other Factors Affecting Earnings
Other income was $34 million for the nine months ended September 30, 2018, compared to other expense of $80 million for the nine months ended September 30, 2017. Other income during the nine months ended September 30, 2018, was attributable to $34 million of foreign currency transaction gains, driven by Singapore dollar denominated intercompany debt reported in U.S. dollars, resulting from the appreciation of the U.S. dollar versus the Singapore dollar during the period, and U.S. dollar denominated debt held by SCL.
Loss on modification or early retirement of debt of $55 million for the nine months ended September 30, 2018, was primarily due to the write-off of unamortized deferred financing fees on our 2016 VML Credit Facility in connection with the early retirement of the debt outstanding with the issuance of the SCL Senior Notes (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt — 2016 VML Credit Facility").
Our effective income tax rate was (15.8)% for the nine months ended September 30, 2018, compared to 10.4% for the nine months ended September 30, 2017. The effective income tax rate for the nine months ended September 30, 2018, would have been 10.2% without the discrete benefit of $670 million recorded due to the impact of the Global Intangible Low-Taxed Income ("GILTI") provision of the Act. The discrete tax benefit relates to the reduction of the valuation allowance recorded on certain U.S. foreign tax credit assets as we determined these assets were realizable due to concluding how the foreign tax credits associated with this income, and allowed against the U.S. tax liability, would be utilized.
The effective income tax rate for the nine months ended September 30, 2018, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax rate on our U.S. operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao. In August 2018, our income tax exemption in Macao was extended through June 26, 2022, the date our subconcession agreement expires. We have recorded a valuation allowance related to certain deferred tax assets previously generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent that the financial results of our operations improve or we determine related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations of the Act require changes to positions we have taken and it becomes “more-likely-than-not” these deferred tax assets, or a portion thereof, are realizable, we will reduce the valuation allowances in the period such determination is made, as appropriate.
The net income attributable to our noncontrolling interests was $408 million for the nine months ended September 30, 2018, compared to $306 million for the nine months ended September 30, 2017. These amounts are primarily related to the noncontrolling interest of SCL.

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
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and nine months ended September 30, 2018 and 2017:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands	Total
	(In millions)
For the three months ended September 30, 2018
Mall revenues:
Minimum rents(1)	$44	$28	$10	$9	$33	$124
Overage rents	7	2	4	1	5	19
CAM, levies and direct recoveries	8	3	5	3	6	25
Total mall revenues	59	33	19	13	44	168
Mall operating expenses:
Common area maintenance	4	1	2	2	5	14
Marketing and other direct operating expenses	2	1	1	1	1	6
Mall operating expenses	6	2	3	3	6	20
Property taxes(2)	—	—	—	—	2	2
Provision for doubtful accounts	—	—	—	1	—	1
Mall-related expenses(3)	$6	$2	$3	$4	$8	$23
For the three months ended September 30, 2017
Mall revenues:
Minimum rents(1)	$45	$28	$9	$13	$31	$126
Overage rents	2	1	1	—	5	9
CAM, levies and direct recoveries	8	2	5	3	6	24
Total mall revenues	55	31	15	16	42	159
Mall operating expenses:
Common area maintenance	4	1	1	2	4	12
Marketing and other direct operating expenses	2	1	1	1	1	6
Mall operating expenses	6	2	2	3	5	18
Property taxes(2)	—	—	—	—	1	1
Provision for doubtful accounts	—	—	—	1	—	1
Mall-related expenses(3)	$6	$2	$2	$4	$6	$20

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands	Total
For the nine months ended September 30, 2018
Mall revenues:
Minimum rents(1)	$134	$84	$28	$33	$96	$375
Overage rents	11	5	7	1	12	36
CAM, levies and direct recoveries	23	8	13	9	20	73
Total mall revenues	168	97	48	43	128	484
Mall operating expenses:
Common area maintenance	11	4	5	4	13	37
Marketing and other direct operating expenses	5	2	2	3	4	16
Mall operating expenses	16	6	7	7	17	53
Property taxes(2)	—	—	—	—	4	4
Provision for doubtful accounts	—	—	1	1	—	2
Mall-related expenses(3)	$16	$6	$8	$8	$21	$59
For the nine months ended September 30, 2017
Mall revenues:
Minimum rents(1)	$132	$85	$30	$41	$92	$380
Overage rents	5	2	2	—	10	19
CAM, levies and direct recoveries	24	7	16	9	18	74
Total mall revenues	161	94	48	50	120	473
Mall operating expenses:
Common area maintenance	11	4	4	5	11	35
Marketing and other direct operating expenses	5	2	2	3	4	16
Mall operating expenses	16	6	6	8	15	51
Property taxes(2)	—	—	—	—	3	3
Provision for doubtful accounts	—	—	1	1	—	2
Mall-related expenses(3)	$16	$6	$7	$9	$18	$56
____________________

Note:	This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.

(1)	Minimum rents include base rents and straight-line adjustments of base rents.

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
Macao
We previously announced the renovation, expansion and rebranding of the Sands Cotai Central into a new destination integrated resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks and expanded retail and food and beverage venues. We will add approximately 370 luxury suites in the St. Regis Tower Suites Macao. Design work is nearing completion and construction is being initiated and will be phased to minimize disruption during the property’s peak periods. We expect the additional St. Regis Tower Suites Macao to be completed in the first quarter of 2020 and The Londoner Macao project to be completed in phases throughout 2020 and 2021.
We also previously announced the Four Seasons Tower Suites Macao, which will feature approximately 290 additional premium quality suites. We have completed the structural work of the tower and have commenced preliminary build out of the suites. We expect the project to be completed in the first quarter of 2020.
We anticipate the total costs associated with these development projects to be approximately $2.2 billion. The ultimate costs and completion dates for these projects are subject to change as we finalize our planning and design work and complete the projects. See "Item 1A — Risk Factors — Risk Factors — There are significant risks associated with any future construction projects, which could have a material adverse effect on our financial condition, results of operations and cash flows from these planned facilities" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Net cash generated from operating activities	$3,400	$3,222
Cash flows from investing activities:
Capital expenditures	(623)	(592)
Proceeds from disposal of property and equipment	13	2
Net cash used in investing activities	(610)	(590)
Cash flows from financing activities:
Proceeds from exercise of stock options	78	32
Repurchase of common stock	(475)	(300)
Dividends paid	(2,395)	(2,362)
Proceeds from long-term debt	7,593	654
Repayments on long-term debt	(5,153)	(828)
Payments of financing costs	(93)	(5)
Net cash used in financing activities	(445)	(2,809)
Effect of exchange rate on cash, cash equivalents and restricted cash	10	51
Increase (decrease) in cash, cash equivalents and restricted cash	2,355	(126)
Cash, cash equivalents and restricted cash at beginning of period	2,430	2,138
Cash, cash equivalents and restricted cash at end of period	$4,785	$2,012

Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the nine months ended September 30, 2018, increased $178 million compared to the nine months ended September 30, 2017. The increase was primarily attributable to an increase in operating income, driven by our Macao operations, and changes in our working capital accounts, consisting primarily of a change in accounts receivable.
Cash Flows — Investing Activities
Capital expenditures for the nine months ended September 30, 2018, totaled $623 million, including $351 million for construction and development activities in Macao, which consisted primarily of $109 million for The Venetian Macao, $101 million for The Parisian Macao and $88 million for Sands Cotai Central; $116 million at Marina Bay Sands in Singapore; $82 million at our Las Vegas Operating Properties; and $56 million for corporate and other.
Capital expenditures for the nine months ended September 30, 2017, totaled $592 million, including $349 million for construction and development activities in Macao, which consisted primarily of $149 million for The Parisian Macao, $113 million for The Venetian Macao and $58 million for Sands Cotai Central; $137 million at Marina Bay Sands in Singapore; and $86 million at our Las Vegas Operating Properties.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $445 million for the nine months ended September 30, 2018, which was primarily attributable to $2.40 billion in dividend payments and $475 million in common stock repurchases, partially offset by net proceeds of $2.44 billion on our 2013 U.S. Credit Facility, SCL Senior Notes and various credit facilities.
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
In March 2018, we amended our SGD 4.80 billion (approximately $3.51 billion at exchange rates in effect on September 30, 2018) Singapore credit facility, which extended the maturities of the term loans and revolving loans to March 29, 2024, and September 29, 2023, respectively, and amended the amortization schedule and the leverage covenant to provide that the leverage ratio not exceed 4.0x for all quarterly periods through maturity (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt — 2012 Singapore Credit Facility").
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
In August 2018, SCL issued, in a private offering, three series of unsecured notes in an aggregate principal amount of $5.50 billion (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt — SCL Senior Notes"). In connection with these notes, the Company entered into interest rate swap agreements in August 2018, which were designated as fair value hedges (see "— Note 5 — Derivative Instruments").
Our U.S., Macao and Singapore credit facilities, as amended, contain various financial covenants. The U.S. credit facility requires our Las Vegas operations to comply with a financial covenant at the end of each quarter to the extent any revolving loans or certain letters of credit are outstanding. This financial covenant requires our Las Vegas operations to maintain a maximum leverage ratio of net debt, as defined, to trailing 12-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined ("Adjusted EBITDA"). The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our Macao credit facility requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 3.5x for all quarterly periods through maturity. Our Singapore credit facility requires our Marina Bay Sands operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA. The maximum leverage ratio is 4.0x for all quarterly periods through maturity. As of September 30, 2018, our U.S., Macao and Singapore leverage ratios, as defined per the respective credit facility agreements, were 0.4x, 0.0x and 1.8x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 3.5x and 4.0x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
The SCL Senior Notes were issued pursuant to an indenture that contains covenants, subject to customary exceptions and qualifications, that limit the ability of SCL and its subsidiaries to, among other things, incur liens, enter into sale and leaseback transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of SCL's assets on a consolidated basis. The indenture also provides for customary events of default.
Any defaults under our debt agreements would allow the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of the indebtedness outstanding, there can be no assurance we would be able to repay or refinance any amounts that may become due and payable under such agreements, which could force us to restructure or alter our operations or debt obligations.
We held unrestricted cash and cash equivalents of approximately $4.77 billion and restricted cash of approximately $13 million as of September 30, 2018, of which approximately $2.44 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.44 billion, approximately $1.82 billion is available to be repatriated to the U.S. with minimal taxes owed on such amounts. U.S. tax reform created a one-time mandatory tax on the previously unremitted earnings of foreign subsidiaries upon transitioning from a worldwide tax system to a territorial tax system. The foreign taxes paid on these earnings created a U.S. foreign tax credit that offsets this one-time tax. Foreign earnings repatriated to the U.S. in the future will be exempt from U.S. income tax and we do not expect significant withholding or other foreign taxes to apply to the repatriation of these earnings. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $3.50 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit, as of September 30, 2018, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure.
On February 23 and June 22, 2018, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 to SCL shareholders (a total of $2.05 billion, of which we retained $1.44 billion during the nine months ended September 30, 2018).
On March 30, June 28 and September 27, 2018, we paid a dividend of $0.75 per common share as part of a regular cash dividend program and, during the nine months ended September 30, 2018, recorded $1.77 billion as a distribution against retained earnings (of which $972 million related to our principal stockholder's family and the remaining $799 million related to all other shareholders). In October 2018, our Board of Directors declared a quarterly dividend of $0.75 per common share (a total estimated to be approximately $588 million) to be paid on December 27, 2018, to shareholders of record on December 18, 2018. In October 2018, we announced that our Board of Directors increased the dividend for the 2019 calendar year to $3.08 per common share, or $0.77 per common share per quarter.
In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of our outstanding common stock, which was to expire in November 2018. In June 2018, the Company's Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion and extending the expiration date to November 2020. During the nine months ended September 30, 2018, we repurchased 6,903,564 shares of our common stock for $475 million (including commissions) under this program. All share repurchases of our common stock are recorded as treasury stock. As of September 30, 2018, we have remaining authorization to repurchase $2.10 billion of our outstanding common shares. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions.
Aggregate Indebtedness and Other Known Contractual Obligations
As of September 30, 2018, there had been no material changes to our aggregated indebtedness and other known contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of the amendments to our U.S. and Singapore credit facilities, as well the issuance of the SCL Senior Notes that were used to pay off borrowings under the 2016 VML Credit Facility. These transactions are summarized below:

	Payments Due During Period Ending December 31,
	2018(1)	2019 - 2020	2021 - 2022	Thereafter	Total
	(In millions)
Long-Term Debt Obligations(2)
SCL Senior Notes	$—	$—	$—	$5,500	$5,500
2013 U.S. Credit Facility	9	70	70	3,344	3,493
2012 Singapore Credit Facility(3)	16	125	548	2,408	3,097
2016 VML Credit Facility	—	—	—	—	—
Fixed Interest Payments	71	563	563	957	2,154
Variable Interest Payments(4)	57	445	429	354	1,285
Total	$153	$1,203	$1,610	$12,563	$15,529
_______________________

(1)	Represents the three-month period ending December 31, 2018.

(2)	See "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt" for further details on these financing transactions.

(3)	Amounts reflect foreign currency exchange rates in effect on September 30, 2018.

(4)
Based on the one-month rate as of September 30, 2018, London Inter-Bank Offered Rate ("LIBOR") of 2.26% and Singapore Swap Offer Rate ("SOR") of 1.51% plus the applicable interest rate spread in accordance with the respective U.S. and Singapore debt agreements.

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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are interest rate risk associated with our fixed- and variable-rate long-term debt and foreign currency exchange rate risk associated with our operations outside the United States, which we may manage through the use of interest rate swaps, futures, options, caps, forward contracts and similar instruments. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. Our derivative financial instruments currently consist of interest rate swap contracts on certain fixed-rate long-term debt, which have been designated as hedging instruments for accounting purposes.
As of September 30, 2018, the estimated fair value of our long-term debt was approximately $12.06 billion, compared to its carrying value of $12.08 billion. The estimated fair value of our long-term debt is based on level 2 inputs (quoted prices in markets that are not active). A change in interest rates on fixed-rate debt impacts its fair value while a change in interest rates on variable-rate debt affects interest expense. A hypothetical 100 basis point change in market rates would cause the fair value of our fixed-rate long-term debt to change by $318 million. A hypothetical 100 basis point change in LIBOR and SOR would cause our annual interest cost on our variable-rate debt to change by approximately $66 million.
The total notional amount of our fixed-to-variable interest rate swaps was $5.50 billion as of September 30, 2018. The fair value of the interest rate swaps as of September 30, 2018 was a liability of $7 million. A hypothetical 100 basis point change in LIBOR would cause the fair value of the IR Swaps to change by approximately $109 million.
Foreign currency transaction gains were $34 million for the nine months ended September 30, 2018, primarily due to Singapore dollar denominated intercompany debt reported in U.S. dollars and U.S. dollar denominated debt held in Macao. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of September 30, 2018, a hypothetical 100 basis point change in the U.S. dollar/SGD exchange rate would cause a foreign currency transaction gain or loss of approximately $11 million and $12 million, respectively, and a hypothetical 100 basis point change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction gain/loss of approximately $38 million. We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
See also "Liquidity and Capital Resources," "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt" and "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 5 — Derivative Instruments.”
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2018, and have concluded they are effective at the reasonable assurance level.
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

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017, Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2018, and "Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 8 — Commitments and Contingencies" of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
July 1, 2018 — July 31, 2018	—	$—	—	$2,400
August 1, 2018 — August 31, 2018	2,646,290	$68.01	2,646,290	$2,220
September 1, 2018 — September 30, 2018	1,955,474	$61.34	1,955,474	$2,100
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
4.1
Indenture, dated as of August 9, 2018, between SCL and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on August 10, 2018).

4.2
Forms of 4.600% Senior Notes due 2023, 5.125% Senior Notes due 2025 and 5.400% Senior Notes due 2028 (included in Exhibit 4.1) (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on August 10, 2018).

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2018 and 2017, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

October 26, 2018	By:	/S/ SHELDON G. ADELSON
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

October 26, 2018	By:	/S/ PATRICK DUMONT
Patrick Dumont Executive Vice President and Chief Financial Officer