Form 10-K
period 2018-12-31
LAS VEGAS SANDS CORP
filed 2019-02-22
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $27,125,139,905 based on the closing sale price on that date as reported on the New York Stock Exchange.
The Company had 775,051,979 shares of common stock outstanding as of February 19, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Description of document	Part of the Form 10-K
Portions of the definitive Proxy Statement to be used in connection with the registrant's 2019 Annual Meeting of Stockholders	Part III (Item 10 through Item 14)

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
We currently own and operate Integrated Resorts in Asia and the United States. We believe our geographic diversity, best-in-class properties and convention-based business model provide us with the best platform in the hospitality and gaming industry to continue generating substantial growth and cash flow while simultaneously pursuing new development opportunities. Our unique convention-based marketing strategy allows us to attract business travelers during the slower mid-week periods while leisure travelers occupy our properties during the weekends. Our convention, trade show and meeting facilities, combined with the on-site amenities offered at our Macao, Singapore and Las Vegas Integrated Resorts, provide flexible and expansive space for conventions, trade shows and other meetings.
We focus on the mass market, which comprises our most profitable gaming segment. We believe the mass market segment will continue to have long-term growth as a result of the introduction of more high-quality gaming facilities and non-gaming amenities into our various markets.
Our properties also cater to VIP and premium players by providing them with luxury amenities and high service levels. The Paiza Club located at our properties is an important part of our VIP gaming marketing strategy. Our Paiza Clubs are exclusive invitation-only clubs available to our premium players that feature high-end services and amenities, including luxury accommodations, restaurants, lounges and private gaming salons. We also offer players club loyalty programs at our properties, which provide access to rewards, privileges and members-only events. Additionally, we believe being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.
Through our 70.0% ownership of Sands China Ltd. ("SCL"), we own and operate a collection of Integrated Resorts in the Macao Special Administrative Region ("Macao") of the People's Republic of China ("China"). These properties include The Venetian Macao Resort Hotel ("The Venetian Macao"); Sands Cotai Central; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao, Cotai Strip (the "Four Seasons Hotel Macao"); and the Sands Macao.
In Singapore, we own and operate the iconic Marina Bay Sands, which has become one of Singapore's major tourist, business and retail destinations since its opening in 2010.
Our properties in the United States include The Venetian Resort Las Vegas, a luxury resort on the Las Vegas Strip, and the Sands Expo and Convention Center (the "Sands Expo Center," and together with The Venetian Resort Las Vegas, the "Las Vegas Operating Properties") in Las Vegas, Nevada and the Sands Casino Resort Bethlehem (the "Sands Bethlehem") in Bethlehem, Pennsylvania.
We are dedicated to being a good corporate citizen, anchored by the core values of serving people, planet and communities. We strive to deliver a positive working environment for our team members worldwide and pledge to promote the advancement of aspiring team members through a range of educational partnerships, grants and leadership training. We also drive social impact through the Sands Cares charitable giving and community engagement program, and environmental performance through the award-winning Sands ECO360 global sustainability program. Through our Sands ECO360 global sustainability program, we develop and implement environmental practices to protect natural resources, offer our team members a safe and healthy work environment, and enhance the resort experiences of our guests. We are committed to creating and investing in industry-leading policies and procedures to safeguard our patrons, partners, employees and neighbors. Our industry-leading Integrated Resorts provide substantial contributions to our host communities including growth in leisure and business tourism, sustained job creation and ongoing financial opportunities for local small and medium-sized businesses.
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
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other Securities and Exchange Commission ("SEC") filings, and any amendments to those reports and any other filings we file with or furnish to the SEC under the Securities Exchange Act of 1934 are made available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC and are also available at the SEC's web site address at www.sec.gov.
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
The contents of these websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file or furnish with the SEC, and any reference to these websites are intended to be inactive textual references only.
This Annual Report on Form 10-K contains certain forward-looking statements. See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements."
Our principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. Management reviews the results of operations for each of its operating segments, which generally are our Integrated Resorts. In Macao, our operating segments are: The Venetian Macao; Sands Cotai Central; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; and Sands Macao. In Singapore, our operating segment is Marina Bay Sands. In the United States, our operating segments are the Las Vegas Operating Properties and Sands Bethlehem. We also have ferry operations and various other operations that are ancillary to our Macao properties (collectively, "Ferry Operations and Other") that we present to reconcile to our consolidated statements of operations and financial condition. In addition to our reportable segments noted above, management also reviews construction and development activities for each of our primary projects currently under development, which include the expansion and rebranding of Sands Cotai Central to The Londoner Macao, the Four Seasons Tower Suites Macao, the St. Regis Tower Suites Macao and our Las Vegas condominium project (for which construction currently is suspended) in the United States.
Strengths and Strategies
We believe we have a number of strengths that differentiate our business from our competitors, including:
Diversified, high quality Integrated Resort offerings with substantial non-gaming amenities. Our Integrated Resorts feature non-gaming attractions and amenities including world-class entertainment, expansive retail offerings and market-leading meetings, incentives, conventions and exhibitions ("MICE") facilities. These attractions and amenities enhance the appeal of our Integrated Resorts, contributing to visitation, length of stay and customer expenditure at our resorts. The broad appeal of our market-leading Integrated Resort offerings in our various markets enables us to serve the widest array of customer segments in each market.
Substantial and diversified cash flow from existing operations. We generated $4.70 billion of cash from operations during the year ended December 31, 2018, primarily from gaming and non-gaming sources, including retail, hotel, food and beverage, entertainment and MICE business.
Market leadership in the growing high-margin mass market gaming segment. We focus on the high-margin mass gaming segment. During the year ended December 31, 2018, we had the highest percentage of gaming win from mass tables and slots of the Macao operators, with approximately 30% market share. Management estimates our mass market table revenues typically generate a gross margin that is approximately four times higher than the gross margin on our typical VIP table revenues in Macao. During the year ended December 31, 2018, non-rolling gross gaming revenue contributed to over two-thirds of total gross gaming revenue at Marina Bay Sands.
Established brands with broad regional and international market awareness and appeal. Our brands enjoy broad regional and international market awareness and appeal. The Venetian Macao is the most visited Integrated Resort in Macao, and enjoys broad brand awareness both regionally and globally. We estimate that since 2016 The Parisian Macao digital marketing and social media program has reached over 4 billion online impressions, including from platforms within China such as Sina Weibo. Additionally, Marina Bay Sands has become an iconic part of the Singapore skyline and is often featured in movies and other media.
Experienced management team with a proven track record. Mr. Sheldon G. Adelson is our founder, chairman and chief executive officer. Mr. Adelson’s business career spans more than seven decades and has included creating and developing to maturity numerous companies. Mr. Adelson created the MICE-based Integrated Resort and pioneered its development in the Las Vegas and Singapore markets, as well as in Macao, where he planned and developed the Cotai Strip. Mr. Robert G. Goldstein, our President and Chief Operating Officer, has been an integral part of the Company's executive team from the very outset - even before The Venetian Resort Las Vegas was a concept. Mr. Goldstein is one of the most respected and knowledgeable hospitality and gaming executives in the industry today, and provides strategic direction to our properties. Mr. Patrick Dumont, our Executive Vice President and Chief Financial Officer, has been with the Company for more than eight years and has prior experience in corporate finance and management. He and the management team are focused on increasing our balance sheet strength, preserving the Company’s financial flexibility to pursue development opportunities and continuing to execute our return of excess capital to shareholders.
Unique MICE and entertainment facilities. Our market-leading MICE and entertainment facilities contribute to our markets’ diversification and appeal to business and leisure travelers while diversifying our cash flows and increasing revenues and profit. Our 5.2 million square feet of global MICE space is specifically designed to meet the needs of meeting planners and corporate events and trade show organizers from around the world. Our experience and expertise in this industry continues to drive leisure and business tourism to our markets. The live entertainment program at our properties, specifically in Asia, is a key traffic driver and has established us as the leader in the field of tourism and leisure activities.
Building on our key strengths, we seek to enhance our position as the leading developer and operator of Integrated Resorts and casinos by continuing to implement the following business strategies:
Developing and diversifying our Integrated Resort offerings to include a full complement of products and services to cater to different market segments. Our Integrated Resorts include MICE space, additional retail, dining and entertainment facilities and a range of hotel offerings to cater to different segments of our markets, including branded suites and hotel rooms. We are able to leverage the recognition and the sales, marketing and reservation capabilities of premier hotel brands to attract a wide range of customers in different market segments to our properties. We believe our partnerships with renowned hotel management partners, our diverse Integrated Resort offerings and the convenience and accessibility of our properties will continue to increase the appeal of our properties to both the business and leisure customer segments.
Leveraging our scale of operations to create and maintain an absolute cost advantage. Management expects to benefit from lower unit costs due to the economies of scale inherent in our operations. Opportunities for lower unit costs include, but are not limited to, lower utility costs; more efficient staffing of hotel and gaming operations; and centralized laundry, transportation, marketing and sales, and procurement. In addition, our scale allows us to consolidate certain administrative functions and leverage purchasing on a global scale.
Focusing on the high-margin mass market gaming segment, while continuing to provide luxury amenities and high service levels to our VIP and premium players. Our properties cater not only to VIP and premium players, but also to mass market customers, which comprise our most profitable gaming segment. We believe the mass market segment will continue to be a long-term growing segment as a result of the introduction of more high-quality gaming facilities and non-gaming amenities into our markets.
Identifying targeted investment opportunities to drive growth across our portfolio. We plan to continue to invest in the expansion of our facilities and the enhancement of the leisure and business tourism appeal of our property portfolio.

Asia Operations
Macao
The Venetian Macao is the anchor property of our Cotai Strip development and is conveniently located approximately two miles from the Taipa Ferry Terminal on Macao's Taipa Island and six miles from the bridge linking Hong Kong, Macao and Zhuhai. The Venetian Macao includes approximately 374,000 square feet of gaming space with approximately 710 table games and 1,540 slot machines. The Venetian Macao features a 39-floor luxury hotel tower with over 2,900 elegantly appointed luxury suites and the Shoppes at Venetian, approximately 943,000 square feet of unique retail shopping with more than 350 stores featuring many international brands and home to more than 50 restaurants and food outlets featuring an international assortment of cuisines. In addition, The Venetian Macao has approximately 1.2 million square feet of convention facilities and meeting room space, an 1,800-seat theater, the 15,000-seat CotaiArena that hosts world-class entertainment and sporting events and a Paiza Club.
Sands Cotai Central, which features four hotel towers, is located across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Hotel Macao, and is our largest Integrated Resort on the Cotai Strip. Sands Cotai Central opened in phases, beginning in April 2012. The property features four hotel towers: the first hotel tower, which opened in April 2012, consisting of approximately 650 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; the second hotel tower, which opened in September 2012, consisting of approximately 1,800 rooms and suites under the Sheraton brand; the third hotel tower, which opened in January 2013, consisting of approximately 2,100 rooms and suites under the Sheraton brand; and the fourth hotel tower, which opened in December 2015, consisting of approximately 400 rooms and suites under the St. Regis brand. The Integrated Resort includes approximately 367,000 square feet of gaming space with approximately 430 table games and 1,410 slot machines, approximately 369,000 square feet of meeting space, a 1,701-seat theater, approximately 520,000 square feet of retail space with more than 150 stores and home to more than 50 restaurants and food outlets. We previously announced the renovation, expansion and rebranding of Sands Cotai Central into a new destination Integrated Resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks, and expanded retail and food and beverage venues. We will add approximately 370 luxury suites in the St. Regis Tower Suites Macao. Design work is nearing completion and construction is being initiated and will be phased to minimize disruption during the property’s peak periods. We expect the additional St. Regis Tower Suites Macao to be completed in 2020 and The Londoner Macao project to be completed in phases throughout 2020 and 2021.
On September 13, 2016, we opened The Parisian Macao, our newest Integrated Resort on the Cotai Strip, which is connected to The Venetian Macao and The Plaza Macao and Four Seasons Hotel Macao, and includes approximately 253,000 square feet of gaming space with approximately 340 table games and 1,100 slot machines. The Parisian Macao also features approximately 2,500 rooms and suites and the Shoppes at Parisian, approximately 296,000 square feet of unique retail shopping with more than 150 stores featuring many international brands and home to 23 restaurants and food outlets featuring an international assortment of cuisines. Other non-gaming amenities at The Parisian Macao include a meeting room complex of approximately 63,000 square feet and a 1,200-seat theater. Directly in front of The Parisian Macao, and connected via a covered walkway to the main building, is a half-scale authentic re-creation of the Eiffel Tower containing a viewing platform and restaurant.
The Plaza Macao and Four Seasons Hotel Macao, which is located adjacent to The Venetian Macao, has approximately 105,000 square feet of gaming space with approximately 120 table games and 160 slot machines at its Plaza Casino. The Plaza Macao and Four Seasons Hotel Macao also has 360 elegantly appointed rooms and suites managed by Four Seasons Hotels, Inc., several food and beverage offerings, and conference and banquet facilities. The Shoppes at Four Seasons includes approximately 242,000 square feet of retail space and is connected to the Shoppes at Venetian. The Plaza Macao and Four Seasons Hotel Macao also features 19 ultra-exclusive Paiza Mansions, which are individually designed and made available by invitation only. We previously announced the Four Seasons Tower Suites Macao, which will feature approximately 290 additional premium quality suites. We have completed the structural work of the tower and have commenced preliminary build out of the suites. We expect the project to be completed in the first quarter of 2020.
The Sands Macao, the first U.S. operated Las Vegas-style casino in Macao, is situated near the Macao-Hong Kong Ferry Terminal on a waterfront parcel centrally located between Macao's Gongbei border gate with China and Macao's central business district. The Sands Macao includes approximately 213,000 square feet of gaming space with approximately 220 table games and 870 slot machines. The Sands Macao also includes a 289-suite hotel tower, spa facilities, several restaurants and entertainment areas, and a Paiza Club.
We operate the gaming areas within our Macao properties pursuant to a 20-year gaming subconcession that expires in June 2022. See "Regulation and Licensing — Macao Concession and Our Subconcession."
Singapore
Marina Bay Sands features approximately 2,600 rooms and suites located in three 55-story hotel towers. Atop the three towers is the Sands SkyPark, an extensive outdoor recreation area with a 150-meter infinity swimming pool and leading restaurant and nightlife brands. The Integrated Resort offers approximately 160,000 square feet of gaming space with approximately 625 table games and 2,360 slot machines; The Shoppes at Marina Bay Sands, an enclosed retail, dining and entertainment complex with signature restaurants from world-renowned chefs; an event plaza and promenade; and an art/science museum. Marina Bay Sands also includes approximately 1.2 million square feet of meeting and convention space and a state-of-the-art theater for top Broadway shows, concerts and gala events.
We operate the gaming area within our Singapore property pursuant to a 30-year casino concession provided under a development agreement entered into in August 2006. See "Regulation and Licensing — Development Agreement with Singapore Tourism Board."
Asia Markets
Macao
Macao is the largest gaming market in the world and the only market in China to offer legalized casino gaming. According to Macao government statistics issued publicly on a monthly basis by the Gaming Inspection and Coordination Bureau (commonly referred to as the "DICJ"), annual gaming revenues were $37.7 billion in 2018, a 13.4% increase compared to 2017.
We expect Macao will continue to experience meaningful long-term growth and the approximately 36 million visitors Macao welcomed in 2018 will continue to increase over time. We believe this growth will be driven by a variety of factors, including the movement of Chinese citizens to urban centers in China, continued growth of the Chinese outbound tourism market, the increased utilization of existing transportation infrastructure, the introduction of new transportation infrastructure and the continued increase in hotel room inventory in Macao and neighboring Hengqin Island. There has been significant investment announced and recently completed by concessionaires and subconcessionaires in new resort development projects on Cotai. These new resorts should help increase the critical mass on Cotai and further drive Macao's transformation into a leading business and leisure tourism hub in Asia.
Table games are the dominant form of gaming in Asia, with Baccarat being the most popular game. We continue to experience Macao market-leading visitation and are focused on driving high-margin mass market gaming, while providing luxury amenities and high service levels to our VIP and premium players. We intend to continue to introduce more modern and popular products that appeal to the Asian marketplace and believe our high-quality gaming product has enabled us to capture a meaningful share of the overall Macao gaming market across all types of players.
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
Macao draws a significant number of customers who are visitors or residents of Hong Kong. One of the major methods of transportation to Macao from Hong Kong is the jetfoil ferry service, including our ferry service, CotaiJet. Macao is also accessible from Hong Kong by helicopter. In addition, the bridge linking Hong Kong, Macao and Zhuhai, which opened in 2018, has reduced the travel time between Hong Kong and Macao and the travel time from the Hong Kong International Airport to Macao.

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
Sociedade de Jogos de Macau S.A. ("SJM") holds one of the three concessions and currently operates 20 facilities throughout Macao. Historically, SJM was the only gaming operator in Macao. Many of its gaming facilities are relatively small locations that are offered as amenities in hotels; however, some are large operations, including the Hotel Lisboa and The Grand Lisboa. In February 2014, SJM announced the development of Grand Lisboa Palace, a 2,000-room resort on Cotai that is scheduled to open in the second half of 2019.
MGM Grand Paradise Limited, a joint venture between MGM Resorts International and Pansy Ho Chiu-King, obtained a subconcession from SJM in April 2005 (which subconcession expires in March 2020), allowing the joint venture to conduct gaming operations in Macao. The MGM Grand Macau opened in December 2007 and is located on the Macao Peninsula adjacent to the Wynn Macau. In February 2018, MGM Grand Paradise Limited opened MGM Cotai, which includes approximately 1,400 hotel rooms and other non-gaming amenities, and is located behind Sands Cotai Central.
Wynn Resorts (Macau), S.A. ("Wynn Resorts Macau"), a subsidiary of Wynn Resorts Limited, holds a concession and owns and operates the Wynn Macau and Encore at Wynn Macau. In August 2016, Wynn Resorts Macau opened a 1,700-room integrated resort, Wynn Palace, which is located behind the City of Dreams and MGM Cotai.
In 2006, an affiliate of Publishing and Broadcasting Limited ("PBL") purchased the subconcession right under Wynn Resorts Macau's gaming concession, which permitted the PBL affiliate to receive a gaming subconcession from the Macao government. The PBL affiliate, Melco Crown Entertainment Limited ("Melco Crown"), owns and operates Altira and the City of Dreams, an integrated casino resort located adjacent to our Sands Cotai Central, which includes Nuwa, The Countdown Hotel and Grand Hyatt hotels. In October 2015, Melco Crown and its joint venture partners opened Studio City, a 1,600-room casino resort on Cotai. Melco Crown opened its fifth tower at City of Dreams, the 772-room Morpheus Tower, in June 2018.
Galaxy Casino Company Limited ("Galaxy") holds the third concession and has the ability to operate casino properties independent of our subconcession agreement with Galaxy and the Macao government. Galaxy currently operates six casinos in Macao, including StarWorld Hotel and Galaxy Macau, which is located near The Venetian Macao. In May 2015, Galaxy opened the second phase of its Galaxy Macau, which includes approximately 1,250 hotel rooms, as well as additional retail and convention and exhibition facilities.
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
Based on figures released by the Singapore Tourism Board (the "STB"), Singapore welcomed over 18 million international visitors in 2018, a 6.2% increase compared to 2017. Tourism receipts are estimated to have reached 26.8 billion Singapore dollars ("SGD," approximately $19.6 billion at exchange rates in effect on December 31, 2018) in 2017 (the latest information publicly available at the time of filing), a 4.3% increase compared to 2016. The Casino Regulatory Authority (the "CRA"), the gaming regulator in Singapore, does not disclose gaming revenue for the market and thus no official figure exists.
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
Proximity to Major Asian Cities
About 100 airlines operate in Singapore, connecting it to some 400 cities in about 100 countries. In 2018, 66 million passengers passed through Singapore's Changi Airport, a 5.5% decrease as compared to 2017. Based on figures released by the STB, the largest source markets for visitors to Singapore for 2018 were China and Indonesia. The STB's methodology for reporting visitor arrivals does not recognize Malaysian citizens entering Singapore by land, although this method of visitation is generally thought to be substantial.
Competition in Singapore
Gaming in Singapore is administered by the government through the award of licenses to two operators, of which we are one. Pursuant to the request for proposals to develop an integrated resort at Marina Bay, Singapore (the "Request for Proposal"), the CRA was required to ensure there would not be more than two casino licenses during an initial ten-year exclusive period (the "Exclusivity Period"), which expired on February 28, 2017.
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
U.S. Operations
Las Vegas
Our Las Vegas Operating Properties is an Integrated Resort that includes The Venetian Resort Las Vegas and the Sands Expo Center.
The Venetian Resort Las Vegas features three hotel towers. The Venetian Tower is a 35-story three-winged luxury hotel tower with 3,015 suites rising above the casino. The second tower is an adjoining 1,013-suite, 12-story Venezia Tower. The Palazzo Tower has 3,064 suites situated in a 50-story luxury hotel tower, which features modern European ambience and design, and is directly connected to The Venetian Tower and Sands Expo Center. The Venetian Resort Las Vegas has approximately 225,000 square feet of gaming space and includes approximately 240 table games and 1,870 slot machines. The Venetian Resort Las Vegas features a variety of amenities for its guests, including Paiza Club, several theaters and Canyon Ranch SpaClub.
The Venetian Resort Las Vegas features an enclosed retail, dining and entertainment complex, referred to as the Grand Canal Shoppes. The portion of the complex located within The Venetian Tower (previously known as "The Grand Canal Shoppes") and the portion located within The Palazzo Tower (previously known as "The Shoppes at The Palazzo") were sold to GGP Limited Partnership ("GGP") in 2004 and 2008, respectively.
Sands Expo Center is one of the largest overall trade show and convention facilities in the United States (as measured by net leasable square footage), with approximately 1.2 million gross square feet of exhibit and meeting space. We also own an approximately 1.1 million-gross-square-foot meeting and conference facility that links Sands Expo Center to The Venetian Resort Las Vegas. Together, we offer approximately 2.3 million gross square feet of state-of-the-art exhibition and meeting facilities that can be configured to provide small, mid-size or large meeting rooms and/or accommodate large-scale multi-media events or trade shows.
In May 2016, we announced plans to work with Madison Square Garden Company to bring a 400,000-square-foot venue built specifically for music and entertainment to Las Vegas. In February 2018, Madison Square Garden

unveiled its plans for MSG Sphere at The Venetian, an 18,000-seat venue, which, subject to regulatory approvals and entitlements, will be located near, and connected directly to, our Las Vegas Operating Properties and is currently expected to open in 2021.
Pennsylvania
We own and operate the Sands Bethlehem, a gaming, hotel, retail and dining complex located on the site of the historic Bethlehem Steel Works in Bethlehem, Pennsylvania. The Sands Bethlehem features approximately 146,000 square feet of gaming space that includes approximately 190 table games and 3,260 slot machines; a hotel tower with 282 rooms; a 150,000-square-foot retail facility ("The Outlets at Sands Bethlehem"); an arts and cultural center; and a 50,000-square-foot multipurpose event center.
We own 86% of the economic interest in the gaming, hotel and entertainment portion of Sands Bethlehem through our ownership interest in Sands Bethworks Gaming LLC ("Sands Bethworks Gaming") and approximately 35% of the economic interest in the retail portion of Sands Bethlehem through our ownership interest in Sands Bethworks Retail LLC ("Sands Bethworks Retail").
On March 8, 2018, the Company entered into a purchase and sale agreement under which PCI Gaming Authority, an unincorporated, chartered instrumentality of the Poarch Band of Creek Indians, will acquire Sands Bethlehem for a total enterprise value of $1.30 billion. The closing of the transaction is subject to regulatory review and other closing conditions.
Las Vegas Market
The Las Vegas hotel/casino industry is highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including hotels in downtown Las Vegas. In addition, there are large projects in Las Vegas in the development stage or currently suspended and, if opened, may target the same customers as we do. Based on figures released by the Las Vegas Convention and Visitors Authority (the "LVCVA"), Las Vegas welcomed 42 million visitors during 2018, relatively flat compared to 2017.
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
In addition, certain states have legalized, and others may legalize, casino gaming in specific areas. The continued proliferation of gaming venues could have a significant and adverse effect on our business. In particular, the legalization of casino gaming in or near major metropolitan areas from which we traditionally attract customers could have a material adverse effect on our business. The current global trend toward liberalization of gaming restrictions and the resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas Operating Properties, which could have an adverse effect on our financial condition, results of operations and cash flows. Also, on December 23, 2011, the U.S. Department of Justice (the "DOJ") released an opinion that concluded the Wire Act only related to interstate transmission of wire communications regarding wagers on sporting events or information assisting in the placing of wagers on sporting events (the "2011 Opinion"). In concluding as such, the DOJ reversed earlier opinions that the Wire Act was not limited to only sporting events or contests. On January 14, 2019, the DOJ released a Slip Opinion dated November 2, 2018 that reversed the 2011 Opinion.
Las Vegas generally competes with trade show and convention facilities located in and around major U.S. cities. Within Las Vegas, the Sands Expo Center competes with the Las Vegas Convention Center (the "LVCC"), which currently has approximately 3.2 million gross square feet of convention and exhibit facilities. In addition to the LVCC, some of our Las Vegas competitors have convention and conference facilities that compete with our Las Vegas Operating Properties. Based on figures released by the LVCVA, nearly 7 million convention delegates visited Las Vegas during 2018, a 2.2% decrease compared to 2017.
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
Retail Mall Operations
We own and operate retail malls at our Integrated Resorts at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao, Marina Bay Sands and Sands Bethlehem. Upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao, we will own approximately 3.0 million square feet of gross retail space. As further described in "Agreements Relating to the Malls in Las Vegas" below, the Grand Canal Shoppes were sold to GGP and are not owned or operated by us. Management believes being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.
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
The tables below set forth certain information regarding our mall operations on the Cotai Strip and at Marina Bay Sands as of December 31, 2018. These tables do not reflect subsequent activity in 2019.

Mall Name	Total GLA(1)	Selected Significant Tenants
Shoppes at Venetian	813,376(2)	Zara, Victoria's Secret, Uniqlo, Piaget, Rolex, H&M, Michael Kors, Bvlgari, Chanel Beauté, Lululemon
Shoppes at Cotai Central	519,681(3)	Marks & Spencer, Kid's Cavern, Zara, Under Armour, Omega, Nike, Chow Tai Fook, Lady M, Apple
Shoppes at Parisian	295,915	Alexander McQueen, Isabel Marant, Lanvin, Maje, Sandro, Zadig & Voltaire, Paul Smith
Shoppes at Four Seasons	241,548	Cartier, Chanel, Louis Vuitton, Hermès, Gucci, Dior, Versace, Zegna, Berluti, Loro Piana, Saint Laurent Paris
The Shoppes at Marina Bay Sands	606,362(4)	Louis Vuitton, Chanel, Prada, Gucci, Zara, Burberry, Dior, Cartier, Moncler, Hermès, Armani, Dolce & Gabbana
____________________

(1)	Represents Gross Leasable Area in square feet.

(2)	Excludes approximately 130,000 square feet of space on the fifth floor currently not on the market for lease.

(3)
The Shoppes at Cotai Central will feature up to an estimated 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao.

(4)	Excludes approximately 153,000 square feet of space operated by the Company.

The following table reflects our tenant representation by category for our mall operations as of December 31, 2018:

Category	Square Feet	% of Square Feet	Representative Tenants
Fashion (luxury, women's, men's, mixed)	863,721	38%	Louis Vuitton, Dior, Gucci, Versace, Chanel, Fendi, Hermès
Restaurants and lounges	422,546	18%	Bambu, Lei Garden, Ce La Vi, North, Café Deco
Multi-Brands	251,247	11%	Duty Free Americas, The Atrium
Fashion accessories and footwear	164,017	7%	Coach, Salvatore Ferragamo, Tumi, Rimowa, Michael Kors, Stuart Weitzman
Lifestyle, sports and entertainment	192,957	8%	Manchester United, Adidas, Ferrari, Lululemon, Under Armour
Jewelry	167,050	7%	Bvlgari, Omega, Cartier, Rolex, Tiffany & Co.
Health and beauty	84,281	4%	Sephora, The Body Shop, Sa Sa
Banks and services	46,278	2%	Bank of China, ICBC
Home furnishing and electronics	46,016	2%	Apple, Samsung, Zara Home
Specialty foods	39,336	2%	Godiva, Cold Storage Specialty, Haagen Dazs, Venchi
Arts and gifts	15,832	1%	Emporio di Gondola
Total	2,293,281	100%
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
We maintain websites to allow our customers to make room and/or restaurant reservations, purchase show tickets and provide feedback. We also continue to enhance and expand our use of digital marketing and social media to promote our Integrated Resorts, events and special offers, cultivate customer relationships and provide information and updates regarding our corporate citizenship efforts, including our sustainability and corporate giving programs.
Development Projects
We are constantly evaluating opportunities to improve our product offerings, such as refreshing our meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and our gaming areas, as well as other revenue generating additions to our Integrated Resorts.
Macao
We previously announced the renovation, expansion and rebranding of the Sands Cotai Central into a new destination Integrated Resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks, and expanded retail and food and beverage venues. We will add approximately 370 luxury suites in the St. Regis Tower Suites Macao. Design work is nearing completion and construction is being initiated and will be phased to minimize disruption during the property’s peak periods. We expect the additional St. Regis Tower Suites Macao to be completed in 2020 and The Londoner Macao project to be completed in phases throughout 2020 and 2021.

We also previously announced the Four Seasons Tower Suites Macao, which will feature approximately 290 additional premium quality suites. We have completed the structural work of the tower and have commenced preliminary build out of the suites. We expect the project to be completed in the first quarter of 2020.
We anticipate the total costs associated with these development projects to be approximately $2.2 billion. The ultimate costs and completion dates for these projects are subject to change as we finalize our planning and design work and complete the projects. See "Item 1A — Risk Factors — Risk Factors — There are significant risks associated with our construction projects, which could have a material adverse effect on our financial condition, results of operations and cash flows."
United States
We began constructing a high-rise residential condominium tower (the "Las Vegas Condo Tower"), located on the Las Vegas Strip within The Venetian Resort Las Vegas. In 2008, we suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We continue to evaluate the highest return opportunity for the project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should management decide to abandon the project, we could record a charge for some portion of the $129 million in capitalized construction costs (net of depreciation) as of December 31, 2018.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
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
If the Galaxy concession is terminated for any reason, our subconcession will remain in effect. The subconcession may be terminated by agreement between Galaxy and us. Galaxy is not entitled to terminate the subconcession unilaterally; however, the Macao government, after consultation with Galaxy, may terminate the subconcession under certain circumstances. Galaxy has developed, and may continue to develop, hotel and casino projects separately from us.
According to the Macao gaming regulatory framework, 10.0% of each subconcessionaire’s issued share capital must be held by its managing director, who must be appointed by the applicable subconcessionaire and must be a permanent Macao resident. Mr. Antonio Ferreira is the appointed managing director of Venetian Macau Limited ("VML") and a permanent Macao resident. Mr. Ferreira holds 10.0% of VML’s issued share capital subject to a usufruct agreement entered into with Venetian Venture Development Intermediate Limited ("VVDIL"), the immediate parent company of VML and a wholly owned subsidiary of SCL. The usufruct provides that VVDIL has the sole and exclusive benefit of the 10.0% of VML's issued share capital held by Mr. Ferreira. Mr. Ferreira has no economic interest in VML and receives no distributions.
We are subject to licensing and control under applicable Macao law and are required to be licensed by the Macao gaming authorities to operate a casino. We must pay periodic and regular fees and taxes, and our gaming license is not transferable. We must periodically submit detailed financial and operating reports to the Macao gaming authorities and furnish any other information the Macao gaming authorities may require. No person may acquire any rights over the shares or assets of VML, SCL's wholly owned subsidiary, without first obtaining the approval of the Macao gaming authorities. Similarly, no person may enter into possession of its premises or operate them through a management agreement or any other contract or through step in rights without first obtaining the approval of, and receiving a license from, the Macao gaming authorities. The transfer or creation of encumbrances over ownership of shares representing the share capital of VML or other rights relating to such shares, and any act involving the granting of voting rights or other stockholders' rights to persons other than the original owners, would require the approval of the Macao government and the subsequent report of such acts and transactions to the Macao gaming authorities.
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
The Macao gaming authorities must give their prior approval to changes in control of VML through a merger, consolidation, stock or asset acquisition, management or consulting agreement or any act or conduct by any person whereby he or she obtains control. Entities seeking to acquire control of a Macao registered corporation must satisfy the Macao gaming authorities concerning a variety of stringent standards prior to assuming control. The Macao gaming authorities may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.
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
The Macao government also has the right, after consultation with Galaxy, to unilaterally terminate the subconcession agreement at any time upon the occurrence of specified events of default, including:

•	the operation of gaming without permission or operation of business that does not fall within the business scope of the subconcession;

•	the suspension of operations of our gaming business in Macao without reasonable grounds for more than seven consecutive days or more than fourteen non-consecutive days within one calendar year;

•	the unauthorized transfer of all or part of our gaming operations in Macao;

•	the failure to pay taxes, premiums, levies or other amounts payable to the Macao government;

•	the failure to resume operations following the temporary assumption of operations by the Macao government;

•	the repeated opposition to supervision and inspection or the repeated failure to comply with decisions of the Macao government, namely of the Macao gaming authorities;

•	the failure to provide or supplement the guarantee deposit or the guarantees specified in the subconcession within the prescribed period;

•	the bankruptcy or insolvency of VML;

•	fraudulent activity by VML;

•	serious and repeated violation by VML of the applicable rules for carrying out casino games of chance or games of other forms or the operation of casino games of chance or games of other forms;

•	the grant to any other person of any managing power over VML; or

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
Under our subconcession, we are obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2018). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,195, $18,598 and $124, respectively, at exchange rates in effect on December 31, 2018), subject to a minimum of 45 million patacas (approximately $6 million at exchange rates in effect on December 31, 2018). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. This percentage may be subject to change in the future.
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
In August 2018, we received an additional exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance for the period of January 1, 2019 through June 26, 2022, the date our subconcession agreement expires. We entered into an agreement with the Macao government effective through the end of 2018 that provided for an annual payment of 42 million patacas (approximately $5 million at exchange rates in effect on December 31, 2018) as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions. In September 2018, we requested an additional agreement with the Macao government through June 26, 2022, to correspond to the expiration of the income tax exemption for gaming operations; however, there is no assurance we will receive the additional agreement.
Development Agreement with Singapore Tourism Board
On August 23, 2006, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. ("MBS"), entered into a development agreement, as amended by a supplementary agreement on December 11, 2009 (the "Development

Agreement"), with the STB to design, develop, construct and operate the Marina Bay Sands. The Development Agreement includes a concession for MBS to own and operate a casino within the Integrated Resort. In addition to the casino, the Integrated Resort includes, among other amenities, a hotel, a retail complex, a convention center and meeting room complex, theaters, restaurants and an art/science museum. MBS is one of two companies awarded a concession to operate a casino in Singapore. Under the Request for Proposal, the Exclusivity Period provides that only two licensees will be granted the right to operate a casino in Singapore during an initial ten-year period, which expired on February 28, 2017. In connection with entering into the Development Agreement, MBS entered into a 60-year lease with the STB for the parcels underlying the project site and entered into an agreement with the Land Transport Authority of Singapore for the provision of necessary infrastructure for rapid transit systems and road works within and/or outside the project site. During the Exclusivity Period, the Company, which is currently the 100% indirect shareholder of MBS, must continue to be the single largest entity with direct or indirect controlling interest of at least 20% in MBS, unless otherwise approved by the CRA.
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
On April 26, 2010, MBS was issued a casino license for a three-year period, which required payment of a license fee of SGD 38 million (approximately $27 million at exchange rates in effect at the time of the transaction). On April 19, 2013 and April 19, 2016, MBS was granted a license for a further three-year period expiring on April 25, 2016 and April 25, 2019, respectively, which required payment of SGD 57 million and SGD 66 million, respectively (approximately $46 million and $47 million, respectively, at exchange rates in effect at the time of the transaction) as part of the renewal process. The license is renewable upon submitting a renewal application, paying the applicable fee and meeting the renewal requirements as determined by the CRA. We have filed a renewal application and believe we meet the renewal requirements as determined by the CRA; however, no assurance can be given the license renewal will be granted or for what period of time it will be granted.
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
The Development Agreement required MBS to invest at least SGD 3.85 billion (approximately $2.42 billion at exchange rates in effect at the time of the transaction) in the Integrated Resort, which was to be allocated in specified amounts among the casino, hotel, food and beverage outlets, retail areas, meeting, convention and exhibition facilities, key attractions, entertainment venues and public areas. This minimum investment requirement has been fulfilled.
Employees whose job duties relate to the operations of the casino are required to be licensed by the relevant authorities in Singapore. MBS also must comply with comprehensive internal control standards or regulations concerning advertising; branch office operations; the location, floor plans and layout of the casino; casino operations including casino-related financial transactions and patron disputes, issuance of credit and collection of debt, relationships with and permitted payments to gaming promoters; security and surveillance; casino access by Singaporeans and non-Singaporeans; compliance functions and the prevention of money laundering; periodic standard and other reports to the CRA; and those relating to social controls including the exclusion of certain persons from the casino.
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
Las Vegas Sands, LLC ("LVSLLC") is licensed by the Nevada Gaming Authorities to operate the resort hotel as set forth in the Nevada Act. The gaming license requires the periodic payment of fees and taxes and is not transferable. LVSLLC is also registered as an intermediary company of Venetian Casino Resort, LLC ("VCR"). VCR is licensed as a manufacturer and distributor of gaming devices and as a key employee of LVSLLC. LVSLLC and VCR are collectively referred to as the "licensed subsidiaries." LVSC is registered with the Nevada Commission as a publicly traded corporation (the "registered corporation"). As such, we must periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information the Nevada Gaming Authorities may require. No person may become a stockholder of, or receive any percentage of the profits from, the licensed subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Additionally, the CCLGLB has taken the position it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee. We, and the licensed subsidiaries, possess all state and local government registrations, approvals, permits and licenses required in order for us to engage in gaming activities at The Venetian Resort Las Vegas.
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
If it were determined we or a licensed subsidiary violated the Nevada Act, the registration and gaming licenses we then hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the casinos, and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the casinos) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming registration or license or the appointment of a supervisor could (and revocation of any gaming license would) have a material adverse effect on our gaming operations.
Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have its suitability as a beneficial holder of our voting securities determined if the Nevada Commission has reason to believe such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.
The Nevada Act requires any person who acquires more than 5% of our voting securities to report the acquisition to the Chairman of the Nevada Board. The Nevada Act requires beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor" as defined in the Nevada Act, which acquires more than 10%, but not more than 25%, of our voting securities (subject to certain additional holdings as a result of certain debt restructurings), may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities only for investment purposes. Additionally, an institutional investor that has been granted such a waiver may acquire more than 25% but not more than 29% of our voting securities if such additional ownership results from a stock re-purchase program and such institutional investor does not purchase or otherwise acquire any additional voting securities that would result in an increase in its ownership percentage.
An institutional investor will be deemed to hold voting securities only for investment purposes if it acquires and holds the voting securities in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our Board of Directors, any change in our corporate charter, by-laws, management, policies or our operations or any of our gaming affiliates, or any other action the Nevada Commission finds to be inconsistent with holding our voting securities only for investment purposes. Activities deemed consistent with holding voting securities only for investment purposes include:

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
Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or a licensed subsidiary, we, or any of the licensed subsidiaries:

•	pay that person any dividend or interest upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities including, if necessary, the purchase for cash at fair market value.
Our charter documents include provisions intended to help us comply with these requirements.
The Nevada Commission may, in its discretion, require the holder of any debt security of a registered corporation to file an application, be investigated and be found suitable to own the debt security of such registered corporation. If the Nevada Commission determines a person is unsuitable to own such security, then pursuant to the Nevada Act, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

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
We cannot make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On November 15, 2018, the Nevada Commission granted us prior approval to make public offerings for a period of three years, subject to certain conditions (the "shelf approval"). The shelf approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The shelf approval does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board as to the investment merits of any securities offered under the shelf approval. Any representation to the contrary is unlawful.
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
Any person who is licensed, required to be licensed, registered, required to be registered, or under common control with such persons (collectively, "licensees"), and who proposes to become involved in a gaming operation outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of any investigation by the Nevada Board into their participation in such foreign gaming operation. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of any foreign jurisdiction pertaining to such foreign gaming operation, fail to conduct such foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in such foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability or who has been found guilty of cheating at gambling.
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
Employees
We directly employ approximately 51,500 employees worldwide and hire additional temporary employees on an as-needed basis. Our employees are not covered by collective bargaining agreements, except as discussed below with respect to certain Sands Expo Center and Sands Bethlehem employees. We believe we have good relations with our employees and any relevant union.
Certain unions have engaged in confrontational and obstructive tactics at some of our properties, including contacting potential customers, tenants and investors, objecting to various administrative approvals and picketing, and may continue these tactics in the future. Although we believe we will be able to operate despite such tactics, no assurance can be given we will be able to do so or the failure to do so would not have a material adverse effect on our financial condition, results of operations and cash flows. Although no assurances can be given, if employees decide to be represented by labor unions, management does not believe such representation would have a material effect on our financial condition, results of operations and cash flows.
Certain culinary personnel are hired from time to time to provide services for trade shows and conventions at Sands Expo Center and are covered under a collective bargaining agreement between Sands Expo Center and the Local Joint Executive Board of Las Vegas, for and on behalf of Culinary Workers Union, Local 226 and Bartenders Union, Local No. 165. This collective bargaining agreement expired in December 2000, but automatically renews on an annual basis. As a result, Sands Expo Center is operating under the terms of the expired bargaining agreement with respect to these employees.
Security officers at Sands Bethlehem voted to be represented by a labor union, the International Union, Security, Police, and Fire Professionals of America. On March 1, 2017, an initial collective bargaining agreement took effect, which includes a no-strike, no-lockout provision. The collective bargaining agreement expires on March 1, 2020.
Intellectual Property
Our intellectual property ("IP") portfolio currently consists of trademarks, copyrights, patents, domain names, trade secrets and other confidential and proprietary information. We believe the name recognition, brand identification and image we have developed through our intellectual properties attract customers to our facilities, drive customer loyalty and contribute to our success. We register and protect our IP in the jurisdictions in which we operate or significantly advertise, as well as in countries in which we may operate in the future or wish to ensure protection of our rights.
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
The Shoppes at The Palazzo
We contracted to sell The Shoppes at The Palazzo to GGP pursuant to a purchase and sale agreement dated as of April 12, 2004, as amended (the "Amended Agreement"). Under the Amended Agreement, we also leased to GGP certain restaurant and retail space on the casino level of The Palazzo Tower for 89 years with annual rent of one dollar and GGP assumed our interest as landlord under the various space leases associated with these spaces. On June 24, 2011, we reached a settlement with GGP regarding the final purchase price. Under the terms of the settlement, we retained the $295 million of proceeds previously received and participate in certain potential future revenues earned by GGP.
Cooperation Agreement
Our business plan calls for each of The Venetian Resort Las Vegas, Sands Expo Center and the Grand Canal Shoppes, though separately owned, to be integrally related components of one facility (the "LV Integrated Resort"). In establishing the terms for the integrated operation of these components, the Fourth Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of February 29, 2008, by and among Interface Group-Nevada, Inc., Grand Canal Shops II, LLC, Phase II Mall Subsidiary, LLC, VCR, and Palazzo Condo Tower, LLC (the "Cooperation Agreement") sets forth agreements regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing, and the sharing of some facilities and related costs. Subject to applicable law, the Cooperation Agreement binds all current and future owners of all portions of the LV Integrated Resort and has priority over the liens securing LVSLLC's senior secured credit facility and in some or all respects any liens that may secure any indebtedness of the owners of any portion of the LV Integrated Resort. Accordingly, subject to applicable law, the obligations in the Cooperation Agreement will "run with the land" if any of the components change hands.
Operating Covenants. The Cooperation Agreement regulates certain aspects of the operation of the LV Integrated Resort. For example, under the Cooperation Agreement, we are obligated to operate The Venetian Resort Las Vegas continuously and to use it exclusively in accordance with standards of first-class Las Vegas Boulevard-style hotels and casinos. We are also obligated to operate and use the Sands Expo Center exclusively in accordance with standards of first-class convention, trade show and exposition centers. The owners of the Grand Canal Shoppes are obligated to operate their property exclusively in accordance with standards of first-class restaurant and retail complexes. For so long as a portion of The Venetian Resort Las Vegas is operated in accordance with a "Venetian" theme, the owner of the Grand Canal Shoppes must operate the section formerly referred to as The Grand Canal Shoppes in accordance with the overall Venetian theme.
Maintenance and Repair. We must maintain The Venetian Resort Las Vegas as well as some common areas and common facilities shared with the Grand Canal Shoppes. The cost of maintenance of all shared common areas and common facilities is to be shared between us and the owners of the Grand Canal Shoppes. We must also maintain, repair and restore Sands Expo Center and certain common areas and common facilities located in Sands Expo Center. The owners of the Grand Canal Shoppes must maintain, repair and restore the Grand Canal Shoppes and certain common areas and common facilities located within.
Insurance. We and the owners of the Grand Canal Shoppes must maintain minimum types and levels of insurance, including property damage, general liability and business interruption insurance. The Cooperation Agreement establishes an insurance trustee to assist in the implementation of the insurance requirements.
Parking. The Cooperation Agreement also addresses issues relating to the use of the LV Integrated Resort's parking facilities and easements for access. The Venetian Resort Las Vegas, Sands Expo Center and the Grand Canal Shoppes may use the parking spaces in the LV Integrated Resort's parking facilities on a "first come, first served" basis. The LV Integrated Resort's parking facilities are owned, maintained and operated by us, with the operating costs proportionately allocated among and/or billed to the owners of the components of the LV Integrated Resort. Each party to the Cooperation Agreement has granted to the others non-exclusive easements and rights to use the roadways and walkways on each other's properties for vehicular and pedestrian access to the parking garages.

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
Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities we offer is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending. Changes in discretionary consumer spending or corporate spending on conventions and business travel could be driven by many factors, such as: perceived or actual general economic conditions; any weaknesses in the job or housing market, additional credit market disruptions; high energy, fuel and food costs; the increased cost of travel; the potential for bank failures; perceived or actual disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; or fears of war and future acts of terrorism. These factors could reduce consumer and corporate demand for the luxury amenities and leisure and business activities we offer, thus imposing additional limits on pricing and harming our operations.
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
We are required to obtain and maintain licenses from various jurisdictions in order to operate certain aspects of our business, and we are subject to extensive background investigations and suitability standards in our gaming business. We also will become subject to regulation in any other jurisdiction where we choose to operate in the future. There can be no assurance we will be able to obtain new licenses or renew any of our existing licenses, or if such licenses are obtained, such licenses will not be conditioned, suspended or revoked; and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are subject to regulations imposed by the Foreign Corrupt Practices Act (the "FCPA"), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. We entered into a comprehensive civil administrative settlement with the SEC on April 7, 2016, and a non-prosecution agreement with the Department of Justice (the "DOJ") on January 19, 2017, which resolve all inquiries related to these government investigations and include ongoing reporting obligations to the DOJ through January 2020. Any violation of the FCPA could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Given our operations are currently conducted primarily at properties in Macao, Singapore and Las Vegas and a large portion of our planned development is in Macao, we will be subject to greater degrees of risk than competitors with more operating properties or that operate in more markets. The risks to which we will have a greater degree of exposure include the following:

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
Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including Sheldon G. Adelson, Robert G. Goldstein and Patrick Dumont. The loss of their services or the services of our other senior managers, or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business.
The interests of our principal stockholder in our business may be different from yours.
Mr. Adelson, his family members and trusts and other entities established for the benefit of Mr. Adelson and/or his family members (Mr. Adelson, individually our "Principal Stockholder," and the group, collectively our "Principal Stockholder and his family") beneficially own approximately 56% of our outstanding common stock as of December 31, 2018. Accordingly, Mr. Adelson exercises significant influence over our business policies and affairs, including the composition of our Board of Directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of Mr. Adelson. The interests of Mr. Adelson may differ from your interests.
We are a parent company and our primary source of cash is and will be distributions from our subsidiaries.
We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries derived from the earnings and cash flow generated by our operating properties. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Our subsidiaries' payments to us will be contingent upon their earnings and upon other business considerations. In addition, our Singapore and U.S. subsidiaries' debt instruments and other agreements limit or prohibit certain payments of dividends or other distributions to us. We expect future debt instruments for the financing of future developments may contain similar restrictions.

Our debt instruments, current debt service obligations and substantial indebtedness may restrict our current and future operations, particularly our ability to timely refinance existing indebtedness, finance additional growth, respond to changes or take some actions that may otherwise be in our best interests.
Our current debt service obligations contain, or any future debt service obligations and instruments may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to:

•	incur additional debt, including providing guarantees or credit support;

•	incur liens securing indebtedness or other obligations;

•	dispose of certain assets;

•	make certain acquisitions;

•	pay dividends or make distributions and make other restricted payments, such as purchasing equity interests, repurchasing junior indebtedness or making investments in third parties;

•	enter into sale and leaseback transactions;

•	engage in any new businesses;

•	issue preferred stock; and

•	enter into transactions with our stockholders and our affiliates.
In addition, our Macao, Singapore and U.S. credit agreements contain various financial covenants. See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt" for further description of these covenants.
As of December 31, 2018, we had $11.99 billion of long-term debt outstanding, net of original issue discount, deferred offering costs (excluding those costs related to our revolving facilities) and cumulative fair value adjustments. This indebtedness could have important consequences to us. For example, it could:

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

•	limit our flexibility in planning for, or reacting to, changes in the business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	subject us to higher interest expense in the event of increases in interest rates.
Subject to applicable laws, including gaming laws, and certain agreed upon exceptions, our U.S. and Singapore debt is secured by liens on substantially all of our assets located in those countries, except for our equity interests in our subsidiaries.
Our ability to timely refinance and replace our indebtedness in the future will depend upon general economic and credit market conditions, approval required by local government regulators, adequate liquidity in the global credit markets, the particular circumstances of the gaming industry and prevalent regulations and our cash flow and operations, in each case as evaluated at the time of such potential refinancing or replacement. For example, we have a principal amount of $98 million in long-term debt maturing during each of the three years ended December 31, 2021 and $520 million and $3.68 billion in long-term debt maturing during the years ending December 31, 2022 and 2023, respectively. If we are unable to refinance or generate sufficient cash flow from operations to repay our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments, or reduce dividend payments. There is no assurance any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
We may attempt to arrange additional financing to fund the remainder of our planned, and any future, development projects. If such additional financing is necessary, we cannot assure you we will be able to obtain all the financing required for the construction and opening of these projects on suitable terms, if at all.
The LIBOR calculation method may change and LIBOR is expected to be phased out after 2021.
Some of our credit facilities calculate interest on the outstanding principal balance using LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority (the "FCA") announced it would phase out LIBOR as a benchmark by the end of 2021. In the meantime, actions by the FCA, other regulators or law enforcement agencies may result in changes to the method by which LIBOR is calculated. At this time, it is not possible to predict the effect on our financial condition, results of operations and cash flows of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.
Fluctuations in foreign currency exchange rates could have an adverse effect on our financial condition, results of operations and cash flows.
We record transactions in the functional currencies of our reporting entities. Because our consolidated financial statements are presented in U.S. dollars, we translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period, which subjects us to foreign currency translation risks. The strengthening of the U.S. dollar against the functional currencies of our foreign operations could have an adverse effect on our U.S. dollar financial results.
In certain instances, our entities whose functional currency is the U.S. dollar may enter, and will continue to enter, into transactions that are denominated in a currency other than U.S. dollars. At the date that such transaction is recognized, each asset and liability arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than U.S. dollars are adjusted to U.S. dollars using the exchange rate at the balance sheet date, with gains or losses recorded in other income (expense), which subjects us to foreign currency transaction risks.
We are a parent company whose primary source of cash is distributions from our subsidiaries (see "We are a parent company and our primary source of cash is and will be distributions from our subsidiaries."). Fluctuations in the U.S. dollar/SGD exchange rate, the U.S. dollar/Macao pataca exchange rate and/or the U.S. dollar/HKD exchange rate could have a material adverse effect on the amount of dividends and distributions from our Singapore and Macao operations.
On July 21, 2005, the People's Bank of China announced the renminbi will no longer be pegged to the U.S. dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. We cannot assure you the Hong Kong dollar will continue to be pegged to the U.S. dollar and the Macao pataca will continue to be pegged to the Hong Kong dollar or the current peg rate for these currencies will remain at the same level. The floating of the renminbi and possible changes to the pegs of the Macao pataca and/or the Hong Kong dollar may result in severe fluctuations in the exchange rate for these currencies. Any change in such exchange rates could have a material adverse effect on our operations and on our ability to make payments on certain of our debt instruments. We do not currently hedge foreign currency risk related to the Hong Kong dollar, renminbi or pataca; however, we maintain a significant amount of our operating funds in the same currencies in which we have obligations, thereby reducing our exposure to currency fluctuations.
We extend credit to a large portion of our customers and we may not be able to collect gaming receivables from our credit players.
We conduct our gaming activities on a credit and cash basis. Any such credit we extend is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than players who tend to wager lesser amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter.

During the year ended December 31, 2018, approximately 15.3%, 16.0% and 65.8% of our table games drop at our Macao properties, Marina Bay Sands and our Las Vegas properties, respectively, was from credit-based wagering, while table games play at our Pennsylvania property was primarily conducted on a cash basis. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible.
While gaming debts evidenced by a credit instrument, including what is commonly referred to as a "marker," and judgments on gaming debts are enforceable under the current laws of Nevada, and Nevada judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions around the world, including jurisdictions our gaming customers may come from, may determine, or have determined, enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from courts in the U.S. and elsewhere are not binding in the courts of many foreign nations.
In particular, we expect our Macao operations will be able to enforce gaming debts only in a limited number of jurisdictions, including Macao. To the extent our Macao gaming customers and gaming promoters are from other jurisdictions, our Macao operations may not have access to a forum in which it will be possible to collect all gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and our Macao operations may encounter forums that will refuse to enforce such debts. Moreover, under applicable law, our Macao operations remain obligated to pay taxes on uncollectible winnings from customers.
It is also possible our Singapore operations may not be able to collect gaming debts because, among other reasons, courts of certain jurisdictions do not enforce gaming debts. To the extent our Singapore gaming customers' assets are situated in such jurisdictions, our Singapore operations may not be able to take enforcement action against such assets to facilitate collection of gaming receivables.
Even where gaming debts are enforceable, they may not be collectible. Our inability to collect gaming debts could have a significant adverse effect on our results of operations and cash flows.
Win rates for our gaming operations depend on a variety of factors, some beyond our control, and the winnings of our gaming customers could exceed our casino winnings.
The gaming industry is characterized by an element of chance. In addition to the element of chance, win rates are also affected by other factors, including players' skill and experience, the mix of games played, the financial resources of players, the spread of table limits, the volume of bets played and the amount of time played. Our gaming profits are mainly derived from the difference between our casino winnings and the casino winnings of our gaming customers. Since there is an inherent element of chance in the gaming industry, we do not have full control over our winnings or the winnings of our gaming customers. If the winnings of our gaming customers exceed our winnings, we may record a loss from our gaming operations, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We endeavor to establish, protect and enforce our IP, including our trademarks, copyrights, patents, domain names, trade secrets and other confidential and proprietary information. There can be no assurance, however, the steps we take to protect our IP will be sufficient. If a third party successfully challenges our trademarks, we could have difficulty maintaining exclusive rights. If a third party claims we have infringed, currently infringe, or could in the future infringe upon its IP rights, we may need to cease use of such IP, defend our rights or take other steps. In addition, if third parties violate their obligations to us to maintain the confidentiality of our proprietary information or there is a security breach or lapse, or if third parties misappropriate or infringe upon our IP, our business may be affected. Our inability to adequately obtain, maintain or defend our IP rights for any reason could have a material adverse effect on our business, financial condition and results of operations.
Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage, or the scope of insurance coverage we deem necessary, in the future.
We have comprehensive property and liability insurance policies for our properties in operation, as well as those in the course of construction, with coverage features and insured limits we believe are customary in their breadth and scope. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, or certain liabilities may be uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property.
Our debt instruments and other material agreements require us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements.
Conflicts of interest may arise because certain of our directors and officers are also directors of SCL.
In November 2009, our subsidiary, SCL, listed its ordinary shares on The Main Board of The Stock Exchange of Hong Kong Limited (the "SCL Offering"). We currently own 70.0% of the issued and outstanding ordinary shares of SCL. As a result of SCL having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of SCL may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of SCL. Decisions that could have different implications for us and SCL, including contractual arrangements we have entered into or may in the future enter into with SCL, may give rise to the appearance of a potential conflict of interest.
Changes in tax laws and regulations could impact our financial condition, results of operations and cash flows.
We are subject to taxation and regulation by various government agencies, primarily in Macao, Singapore and the U.S. (federal, state and local levels). From time to time, U.S. federal, state, local and foreign governments make substantive changes to income tax, indirect tax and gaming tax rules and the application of these rules, which could result in higher taxes than would be incurred under existing tax law or interpretation. In particular, government agencies may make changes that could reduce the profits we can effectively realize from our non-U.S. operations. Like most U.S. companies, our effective income tax rate reflects the fact that income earned and reinvested outside the U.S. is taxed at local rates, which are often lower than U.S. tax rates.
In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Act") also referred to as "U.S. tax reform." The Act made significant changes to U.S. income tax laws including lowering the U.S. corporate tax rate to 21% effective beginning in 2018 and transitioning from a worldwide tax system to a territorial tax system resulting in dividends from our foreign subsidiaries not being subject to U.S. income tax and creating a one-time tax on previously unremitted earnings of foreign subsidiaries. These changes are complex and will continue to require the Internal Revenue Service to issue interpretations and implement regulations that may significantly impact how we will apply the Act and impact our results of operations in the period issued.
If changes in tax laws and regulations were to significantly increase the tax rates on gaming revenues or income, or if there are additional significant interpretations and implementing regulations issued related to the Act, these changes could increase our tax expense and liability, and therefore, could have a material adverse effect on our financial condition, results of operations and cash flows.

Natural or man-made disasters, an outbreak of highly infectious disease, terrorist activity or war could adversely affect the number of visitors to our facilities and disrupt our operations, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.
So called "Acts of God," such as typhoons and rainstorms, particularly in Macao, and other natural disasters, man-made disasters, outbreaks of highly infectious diseases, terrorist activity or war may result in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect the number of visitors to our properties. Any of these events also may disrupt our ability to staff our business adequately, could generally disrupt our operations and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we have insurance coverage with respect to some of these events, we cannot assure you any such coverage will be sufficient to indemnify us fully against all direct and indirect costs, including any loss of business that could result from substantial damage to, or partial or complete destruction of, any of our properties.
Our failure to maintain the integrity of our information and information systems, which contain legally protected information about us and others, could happen in a variety of ways, including as a result of unauthorized access, breach of our cybersecurity systems and measures, or other disruption or corruption of our information systems, software or data, or access to information stored outside of our information systems, and could impair our ability to conduct our business operations, delay our ability to recognize revenue, compromise the integrity of our business and services, result in significant data losses and the theft of our IP, damage our reputation, expose us to liability to third parties, regulatory fines and penalties, and require us to incur significant costs to maintain the privacy and security of our information, network and data.
We face global cybersecurity and information security threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. Cyber-attacks and information security breaches may include, but are not limited to, attempts to access information, including legally protected information about people including customers and company information, computer malware such as viruses, denial of service, ransomware attacks that encrypt, exfiltrate, or otherwise render data unusable or unavailable in an effort to extort money or other consideration as a condition to purportedly returning the data to a usable form, operator errors or misuse, or inadvertent releases of data or documents, and other forms of electronic and non-electronic information security breaches.
Our business requires the collection and retention of large volumes of data and non-electronic information, including credit card numbers and other legally protected information about people in various information systems we maintain and in those maintained by third parties with whom we contract and may share data. We also maintain important internal company information such as legally protected information about our employees and information relating to our operations. The integrity and protection of that legally protected information about people and company information are important to us. Our collection of such legally protected information about people and company information is subject to extensive regulation by private groups such as the payment card industry as well as domestic and foreign governmental authorities, including gaming authorities. If a cybersecurity or privacy event occurs, we may be unable to satisfy applicable laws and regulations or the expectation of regulators, employees, customers or other impacted individuals.
Privacy and cybersecurity laws and regulations are developing and changing frequently, and vary significantly by jurisdiction. Many applicable laws and regulations protecting privacy and addressing cybersecurity have not yet been interpreted by regulators or courts, which causes uncertainty. We may incur significant costs in our efforts to comply with the various applicable privacy and cybersecurity laws and regulations as they emerge and change. Also, privacy and cybersecurity laws and regulations may limit our ability to protect individuals, including customers and employees. For example, these laws and regulations may restrict information sharing in ways that make it more difficult to obtain or share information concerning at-risk individuals. Compliance with applicable privacy laws and regulations also may adversely impact our ability to market our products, properties, and services to our guests and patrons. In addition, non-compliance by us, or potentially by third parties with which we share information, with any applicable privacy and cybersecurity law or regulation, including accidental loss, inadvertent disclosure, unauthorized access or dissemination, or breach of security may result in damage to our reputation and could subject us to fines, penalties, required corrective actions, lawsuits, payment of damages, or restrictions on our use or transfer of data. We are subject to different regulator(s)' and others' interpretations of our compliance with these new and changing laws and regulations.
In addition, we have experienced a sophisticated criminal cybersecurity attack in the past, including a breach of our information technology systems in which customer and company information was compromised and certain company data may have been destroyed, and we may experience additional cybersecurity attacks in the future, potentially with more frequency or sophistication. We rely on proprietary and commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of customer and employee information, such as payment card and other confidential or proprietary information. We also rely extensively on computer systems to process transactions, maintain information, and manage our businesses. Disruptions in the availability of our computer systems, through cyber-attacks or otherwise, could impact our ability to service our customers and adversely affect our sales and the results of operations. For instance, there has been an increase in criminal cybersecurity attacks against companies where customer and company information has been compromised and company data has been destroyed. Our information systems and records, including those we maintain with third-party service providers, as well as the systems of other third parties that share data with us under contractual agreements, may be subject to cyber-attacks and information security breaches. Our third-party information system service providers and other third parties that share data with us pursuant to contractual agreements face risks relating to cybersecurity and privacy similar to ours, and we do not directly control any of such parties' information security or privacy operations. For example, the systems currently used for the transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not us.
A significant theft, destruction, loss or fraudulent use of legally protected information about people or company information maintained by us or by a third-party service provider or other third party that shares data with us pursuant to contractual agreement could have an adverse effect on our reputation, cause a material disruption to our operations and management team and result in remediation expenses (including liability for stolen assets or information, repairing system damage and offering incentives to customers or business partners to maintain their relationships after an attack) and regulatory fines, penalties and corrective actions, or lawsuits by regulators, third-party service providers, third parties that share data with us pursuant to contractual agreements and/or people whose data is or may be impacted. Such theft, destruction, loss or fraudulent use could also result in litigation by shareholders alleging our privacy protections and protections against cyber-attacks were insufficient, our response to an attack was faulty or insufficient care was taken in ensuring we were able to comply with cybersecurity, privacy or data protection regulations, protect information, identify risks and attacks, or respond to and recover from a cyber-attack, or by customers and other parties whose information was subject to such attacks. Advances in computer software capabilities and encryption technology, new tools, and other developments, including continuously evolving attack methods that may exploit vulnerabilities based on these advances, may increase the risk of a security breach or other intrusion. In addition, we may incur increased cybersecurity and privacy protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. There can be no assurance the insurance the Company has in place relating to cybersecurity and privacy risks will be sufficient in the event of a major cybersecurity or privacy event. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our gaming operations rely heavily on technology services provided by third parties. In the event there is an interruption of these services to us, it may have an adverse effect on our operations and financial condition.
We engage a number of third parties to provide gaming operating systems for the facilities we operate. As a result, we rely on such third parties to provide uninterrupted services to us in order to run our business efficiently and effectively. In the event one of these third parties experiences a disruption in its ability to provide such services to us (whether due to technological difficulties or power problems), this may result in a material disruption at the gaming facilities in which we operate and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Any unscheduled interruption in our technology services is likely to result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations, cloud computing and gaming systems. Such interruptions may occur as a result of, for example, catastrophic events or rolling blackouts. Our systems are also vulnerable to damage or interruption from earthquakes, floods, fires, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events.
There are significant risks associated with our construction projects, which could have a material adverse effect on our financial condition, results of operations and cash flows.
We previously announced the renovation, expansion and rebranding of Sands Cotai Central, the addition of approximately 370 luxury suites in the St. Regis Tower Suites Macao and the development of approximately 290 additional premium quality suites in the Four Seasons Tower Suites Macao. These development projects and any other construction projects we undertake will entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors' control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. Construction contractors or counterparties for our current projects may be required to bear certain cost overruns for which they are contractually liable, and if such counterparties are unable to meet their obligations, we may incur increased costs for such developments. In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to manage successfully our worldwide construction projects, it could have a material adverse effect on our financial condition, results of operations and cash flows.
The anticipated costs and completion dates for our current projects are based on budgets, designs, development and construction documents and schedule estimates are prepared with the assistance of architects and other construction development consultants and are subject to change as the design, development and construction documents are finalized and as actual construction work is performed. A failure to complete our projects on budget or on schedule may have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our subconcession agreement expires on June 26, 2022. Unless our subconcession is extended, all of VML's casino premises and gaming-related equipment will be transferred automatically to the Macao government on that date without compensation to us and we will cease to generate gaming revenues from these operations. Beginning on December 26, 2017, the Macao government may redeem the subconcession agreement by providing us at least one-year prior notice. In the event the Macao government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of this compensation or indemnity will be determined based on the amount of gaming and non-gaming revenue generated by The Venetian Macao during the tax year prior to the redemption multiplied by the number of remaining years before expiration of the subconcession. We cannot assure you we will be able to renew or extend our subconcession agreement on terms favorable to us or at all. We also cannot assure you that if our subconcession is redeemed, the compensation paid will be adequate to compensate us for the loss of future revenues.
Our Macao subconcession and Singapore concession can be terminated under certain circumstances without compensation to us, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Policies and measures adopted from time to time by the Chinese government include restrictions imposed on exit visas granted to residents of mainland China for travel to Macao and Hong Kong. These measures have, and any future policy developments implemented may have, the effect of reducing the number of visitors to Macao from mainland China, which could adversely impact tourism and the gaming industry in Macao.
Our Macao and Singapore operations face intense competition, which could have a material adverse effect on our financial condition, results of operations and cash flows.
The hotel, resort and casino businesses are highly competitive. Our Macao operations currently compete with numerous other casinos located in Macao. Additional Macao facilities announced by our competitors and the increasing capacity of hotel rooms in Macao could add to the competitive dynamic of the market.
Our Macao and Singapore operations will also compete to some extent with casinos located elsewhere in Asia, including South Korea, Malaysia, Philippines, Australia, Cambodia and elsewhere in the world, including Las Vegas, as well as online gaming and cruise ships that offer gaming. Our operations also face increased competition from new developments in Malaysia, Australia and South Korea. In addition, certain countries have legalized, and others may in the future legalize, casino gaming, including Japan, Taiwan, Thailand and Vietnam.
The proliferation of gaming venues, especially in Southeast Asia, could have a significant and adverse effect on our financial condition, results of operations and cash flows.
The Macao and Singapore governments could grant additional rights to conduct gaming in the future, which could have a material adverse effect on our financial condition, results of operations and cash flows.
We hold a subconcession under one of only six gaming concessions and subconcessions authorized by the Macao government to operate casinos in Macao. No additional concessions or subconcessions have been granted since 2002. We hold one of two licenses granted by the Singapore government to operate a casino in Singapore. As of March 1, 2017, there are no statutory restrictions preventing the Singapore government from granting additional casino licenses to any party. If the Macao government were to allow additional gaming operators in Macao or the Singapore government were to license additional casinos, we would face additional competition, which could have a material adverse effect on our financial condition, results of operations and cash flows.
We compete for limited management and labor resources in Macao and Singapore, and policies of those governments may also affect our ability to employ imported managers or labor.
Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled managers and employees at our properties. The Macao government requires we only hire Macao residents in our casinos for certain employee roles, including as dealers. In addition, we are required in Macao to obtain visas and work permits for managers and employees we seek to employ from other countries. There is significant competition in Macao and Singapore for managers and employees with the skills required to perform the services we offer and competition for these individuals in Macao is likely to increase as other competitors expand their operations.

We may have to recruit managers and employees from other countries to adequately staff and manage our properties and certain Macao government policies affect our ability to hire non-resident managers and employees in certain job classifications. Despite our coordination with the Macao labor and immigration authorities to ensure our management and labor needs are satisfied, we may not be able to recruit and retain a sufficient number of qualified managers or employees for our operations or the Macao labor and immigration authorities may not grant us the necessary visas or work permits.
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
Our operations include The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao and Sands Macao in Macao and the Marina Bay Sands in Singapore. Accordingly, our business development plans, financial condition, results of operations and cash flows may be materially and adversely affected by significant political, social and economic developments in Macao and Singapore, and by changes in policies of the governments or changes in laws and regulations or their interpretations. Our operations in Macao and Singapore are also exposed to the risk of changes in laws and policies that govern operations of companies based in those countries. Jurisdictional tax laws and regulations may also be subject to amendment or different interpretation and implementation, thereby having an adverse effect on our profitability after tax. These changes may have a material adverse effect on our financial condition, results of operations and cash flows.
Current Macao and Singapore laws and regulations concerning gaming and gaming concessions and licenses are, for the most part, fairly recent and there is little precedent on the interpretation of these laws and regulations. We believe our organizational structure and operations are in compliance in all material respects with all applicable laws and regulations of Macao and Singapore. These laws and regulations are complex and a court or an administrative or regulatory body may in the future render an interpretation of these laws and regulations, or issue regulations, which differs from our interpretation and could have a material adverse effect on our financial condition, results of operations and cash flows.
In addition, our activities in Macao and Singapore are subject to administrative review and approval by various government agencies. We cannot assure you we will be able to obtain all necessary approvals, which may have a material adverse effect on our long-term business strategy and operations. Macao and Singapore laws permit redress to the courts with respect to administrative actions; however, such redress is largely untested in relation to gaming issues.
On October 6, 2014, the Macao government approved smoking control legislation, which prohibits smoking in casinos. This legislation, as amended on July 14, 2017 and effective as of January 1, 2018, permits casinos to maintain designated smoking rooms opened to the public, as long as such rooms comply with certain conditions, namely that no gaming equipment is installed within a three-meter radius from their entrance doors, that they are physically separated from the remaining areas and that no activity other than smoking is conducted inside the rooms, including gaming. Such legislation may deter potential gaming customers who are smokers from frequenting casinos in jurisdictions with smoking bans such as Macao. Such laws and regulations could change or could be interpreted differently in the future. We cannot predict the future likelihood or outcome of similar legislation or referendums in other jurisdictions where we operate or the magnitude of any decrease in revenues as a result of such regulations, though any smoking ban could have an adverse effect on our business, financial condition, results of operations and cash flows.
We are currently not required to pay corporate income taxes on our casino gaming operations in Macao. This tax exemption expires June 26, 2022, the date our subconcession agreement expires. The agreement with the Macao government providing a fixed annual payment as a substitution for a 12% tax otherwise due from VML's shareholders on dividends distributed from our Macao gaming operations expired at the end of 2018.
We have had the benefit of a corporate tax exemption in Macao, which exempts us from paying the 12% corporate income tax on profits generated by the operation of casino games. This exemption does not apply to our non-gaming activities. We will continue to benefit from this tax exemption through June 26, 2022, the date our subconcession agreement expires. Additionally, we entered into an agreement with the Macao government in May 2014, effective through the end of 2018 providing an annual payment as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. In September 2018, VML requested an additional agreement with the Macao government through June 26, 2022, to correspond to the expiration of the income tax exemption for gaming operations; however, there is no certainty the agreement will be extended beyond its expiration date. If the agreement is not extended, a 12% tax would be due on VML distributions from earnings generated after 2018, which could have a material adverse effect on our financial condition, results of operations and cash flows.
We are dependent upon gaming promoters for a portion of our gaming revenues in Macao.
Gaming promoters, which promote gaming and draw VIP patrons to casinos, are responsible for a portion of our gaming revenues in Macao. With the increased number of gaming facilities in Macao, the competition for relationships with gaming promoters has increased. There can be no assurance we will be able to maintain, or grow, our relationships with gaming promoters. If we are unable to maintain or grow our relationships with gaming promoters, or if the gaming promoters experience financial difficulties or are unable to develop or maintain relationships with our VIP patrons, our ability to grow our gaming revenues will be hampered.
If gaming promoters attempt to negotiate changes to our operational agreements, including higher commissions, it could result in higher costs for us, loss of business to a competitor or loss of relationships with gaming promoters. Given regulatory requirements and certain economic and other factors occurring in the region, gaming promoters may encounter difficulties in attracting patrons to come to Macao, resulting in decreased gaming volume at our Macao properties. Credit already extended by gaming promoters to their patrons may become increasingly difficult for them to collect. This inability to attract sufficient patrons, grant credit and collect amounts due in a timely manner could negatively affect gaming promoters' activities, cause gaming promoters to wind up or liquidate their operations or result in gaming promoters leaving Macao. The above factors affecting gaming promoters could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, the quality of gaming promoters with whom we have relationships is important to our reputation and our ability to continue to operate in compliance with our gaming licenses. While we strive for excellence in our associations with gaming promoters, we cannot assure you the gaming promoters with whom we are associated will meet the high standards we insist upon. If a gaming promoter falls below our standards, we may suffer reputational harm, as well as worsening relationships with, and possible sanctions from, gaming regulators with authority over our operations. In the event a gaming promoter does not meet its financial obligations, there can be no assurance we may not incur financial exposure.
Our business could be adversely affected by the limitations of the pataca exchange markets and restrictions on the export of the renminbi.
Our revenues in Macao are denominated in patacas, the legal currency of Macao, and Hong Kong dollars. The Macao pataca is pegged to the Hong Kong dollar and, in many cases, is used interchangeably with the Hong Kong dollar in Macao. Although currently permitted, we cannot assure you patacas will continue to be freely exchangeable into U.S. dollars. Also, our ability to convert large amounts of patacas into U.S. dollars over a relatively short period may be limited.
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
Certain Nevada gaming laws also apply to our gaming activities and associations in jurisdictions outside the State of Nevada. We are required to comply with certain reporting requirements concerning our current and proposed gaming activities and associations occurring outside the State of Nevada, including Macao, Singapore and other jurisdictions. We will also be subject to disciplinary action by the Nevada Commission if:

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

Also, as we are required to provide any other information the Nevada Commission may require concerning our gaming activities and associations in jurisdictions outside the State of Nevada, we could be subject to disciplinary action by the Nevada Commission if our current reporting is determined to be unsatisfactory due to Macao, Singapore or other jurisdictions' regulations regarding personal data protection prohibiting us from satisfying certain reporting requirements of the Nevada Commission.
In addition, if the Nevada Board determines one of our actual or intended activities or associations in a foreign gaming operation may violate one or more of the foregoing, we can be required to file an application with the Nevada Commission for a finding of suitability of such activity or association. If the Nevada Commission finds the activity or association in the foreign gaming operation is unsuitable or prohibited, we will either be required to terminate the activity or association, or will be prohibited from undertaking the activity or association. Consequently, should the Nevada Commission find our gaming activities or associations in Macao or certain other jurisdictions where we operate are unsuitable, we may be prohibited from undertaking our planned gaming activities or associations in those jurisdictions.
The gaming authorities in other jurisdictions where we operate or plan to operate, including in Macao and Singapore, exercise similar powers for purposes of assessing suitability in relation to our activities in other gaming jurisdictions where we do business.
VML may have financial and other obligations to foreign workers managed by its contractors under government labor quotas.
The Macao government has granted VML a quota to permit it to hire foreign workers. VML has effectively assigned the management of this quota to its contractors for the construction of our Cotai Strip projects. VML, however, remains ultimately liable for all employer obligations relating to these employees, including for payment of wages and taxes and compliance with labor and workers' compensation laws. VML requires each contractor to whom it has assigned the management of part of its labor quota to indemnify VML for any costs or liabilities VML incurs as a result of such contractor's failure to fulfill employer obligations. VML's agreements with its contractors also contain provisions that permit it to retain some payments for up to one year after the contractors' complete work on the projects. We cannot assure you VML's contractors will fulfill their obligations to employees hired under the labor quotas or to VML under the indemnification agreements, or the amount of any indemnification payments received will be sufficient to pay for any obligations VML may owe to employees managed by contractors under VML's quotas. Until we make final payments to our contractors, we have offset rights to collect amounts they may owe us, including amounts owed under the indemnities relating to employer obligations. After we have made the final payments, it may be more difficult for us to enforce any unpaid indemnity obligations.
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
We also compete with legalized gaming from casinos located on Native American tribal lands, including those located in California. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located in the same region as our Las Vegas Operating Properties could have an adverse effect on our results of operations and cash flows.
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
The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas facilities by attracting customers close to home and away from Las Vegas, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Also, on December 23, 2011, the DOJ released an opinion that concluded the Wire Act only related to interstate transmission of wire communications regarding wagers on sporting events or information assisting in the placing of wagers on sporting events (the "2011 Opinion"). In concluding as such, the DOJ reversed earlier opinions that the Wire Act was not limited to only sporting events or contests. On January 14, 2019, the DOJ released a Slip Opinion dated November 2, 2018 ("2018 Slip Opinion") that reversed the 2011 Opinion.
The Sands Expo Center provides recurring demand for mid-week room nights for business travelers who attend meetings, trade shows and conventions in Las Vegas. The Sands Expo Center presently competes with other large convention centers, including convention centers in Las Vegas and other cities. To the extent these competitors are able to capture a substantially larger portion of the trade show and convention business, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.
Certain beneficial owners of our voting securities may be required to file an application with, and be investigated by, the Nevada Gaming Authorities, and the Nevada Commission may restrict the ability of a beneficial owner to receive any benefit from our voting securities and may require the disposition of shares of our voting securities, if a beneficial owner is found to be unsuitable.
Any person who acquires beneficial ownership of more than 10% of our voting securities will be required to apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails a written notice requiring the filing. Under certain circumstances, an "institutional investor" as defined under the regulations of the Nevada Commission, which acquires beneficial ownership of more than 10%, but not more than 25%, of our voting securities (subject to certain additional holdings as a result of certain debt restructurings or stock repurchase programs under the Nevada Act), may apply to the Nevada Commission for a waiver of such finding of suitability requirement if the institutional investor holds our voting securities only for investment purposes. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the Nevada Commission to file an application for a finding of suitability as such. In either case, a finding of suitability is comparable to licensing and the applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting the investigation.
Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Authorities may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice a person is unsuitable to be a stockholder or to have any other relationship with us or a licensed subsidiary, we, or any of the licensed subsidiaries:

•	pay that person any dividend or interest upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities including, if necessary, purchasing them for cash at fair market value.
Certain beneficial owners of our voting securities may be required to file a license application with, and be investigated by, the Pennsylvania Gaming Control Board, the Pennsylvania State Police and other agencies.
Any person who acquires beneficial ownership of 5% or more of our voting securities will be required to apply to the PaGCB for licensure, obtain licensure and remain licensed. Licensure requires, among other things, the applicant establish by clear and convincing evidence the applicant's good character, honesty and integrity. Additionally, any trust that holds 5% or more of our voting securities is required to be licensed by the PaGCB and each individual who is a grantor, trustee or beneficiary of the trust is also required to be licensed by the PaGCB. Under certain circumstances and under the regulations of the PaGCB, an "institutional investor" as defined under the regulations of the PaGCB, which acquires beneficial ownership of 5% or more, but less than 10%, of our voting securities, may not be required to be licensed by the PaGCB provided the PaGCB grants a waiver of the licensure requirement. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the PaGCB to file an application for licensure.
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
From time to time, we have experienced attempts by labor organizations to organize certain of our non-union employees. We cannot provide any assurance we will not experience additional and successful union activity in the future. The impact of any union activity is undetermined and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If GGP (or any future owner of the Grand Canal Shoppes) breaches any of its material agreements with us or if we are unable to maintain an acceptable working relationship with GGP (or any future owner), there could be a material adverse effect on our financial condition, results of operations and cash flows.
We have entered into agreements with GGP under which, among other things, GGP has agreed to operate the Grand Canal Shoppes subject to, and in accordance with, the Cooperation Agreement. Our agreements with GGP could be adversely affected in ways that could have a material adverse effect on our financial condition, results of operations and cash flows if we do not maintain an acceptable working relationship with GGP or its successors. For example, the Cooperation Agreement that governs the relationship between the Grand Canal Shoppes and The Venetian Resort Las Vegas requires the owners cooperate in various ways and take various joint actions, which will be more difficult to accomplish, especially in a cost-effective manner, if the parties do not have an acceptable working relationship.
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
ITEM 1B. — UNRESOLVED STAFF COMMENTS
None.
ITEM 2. — PROPERTIES
We have received concessions from the Macao government to build on a six-acre land site for the Sands Macao and the sites on which The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Cotai Central and The Parisian Macao are located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. As specified in the land concessions, we are required to pay premiums, which are either payable in a single lump sum upon acceptance of our land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concession, which may be revised every five years by the Macao government. In October 2008, the Macao government amended our land concession to separate the retail and hotel portions of The Plaza Macao and Four Seasons Hotel Macao parcel and allowed us to subdivide the parcel into four separate components, consisting of retail; hotel/casino; an apart-hotel tower; and parking areas. In consideration for the amendment, we paid an additional land premium of approximately $18 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use. See "Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6 — Leasehold Interests in Land, Net" for more information on our payment obligation under these land concessions.
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
In March 2004, we entered into a long-term lease with a third party for the airspace over which a portion of The Shoppes at The Palazzo was constructed (the "Leased Airspace"). In January 2008, we acquired fee title from the same third party to the airspace above the Leased Airspace (the "Acquired Airspace") in order to build a high-rise residential condominium tower (the "Las Vegas Condo Tower") that was being constructed on the Las Vegas Strip within The Venetian Resort Las Vegas. In February 2008, in connection with the sale of The Shoppes at The Palazzo, GGP acquired control of the Leased Airspace. We continue to retain fee title to the Acquired Airspace in order to resume building when demand and market conditions improve.
ITEM 3. — LEGAL PROCEEDINGS
For a discussion of legal proceedings, see "Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 15 — Commitments and Contingencies — Litigation."
ITEM 4. — MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock trades on the NYSE under the symbol "LVS." As of February 19, 2019, there were 775,051,979 shares of our common stock outstanding that were held by 326 stockholders of record.
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
Dividends
Our ability to declare and pay dividends on our common stock is subject to the requirements of Nevada law. In addition, we are a parent company with limited business operations of our own. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interest in our subsidiaries derived from the earnings and cash flow generated by our operating properties.
Our subsidiaries' long-term debt arrangements place restrictions on their ability to pay cash dividends to the Company. This may restrict our ability to pay cash dividends other than from cash on hand. See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Restrictions on Distributions" and "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt."
Common Stock Dividends
In January 2019, our Board of Directors declared a quarterly dividend of $0.77 per common share (a total estimated to be approximately $597 million) to be paid on March 28, 2019, to shareholders of record on March 20, 2019. We expect this level of dividend to continue quarterly through the remainder of 2019. Our Board of Directors will continually assess the level and appropriateness of any cash dividends.
Recent Sales of Unregistered Securities
There have not been any sales by the Company of equity securities in the last three fiscal years that have not been registered under the Securities Act of 1933.

Purchases of Equity Securities by the Issuer
The following table provides information about share repurchases we made of our common stock during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
October 1, 2018 — October 31, 2018	1,567,151	$51.05	1,567,151	$2,020
November 1, 2018 — November 30, 2018	4,616,700	$53.07	4,616,700	$1,775
December 1, 2018 — December 31, 2018	1,910,712	$54.95	1,910,712	$1,670
____________________

(1)	Calculated excluding commissions.

(2)
In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of our outstanding common stock, which expired on November 2, 2018. In June 2018, the Company's Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion and extending the expiration date to November 2, 2020. All repurchases under the stock repurchase program are made from time to time at our discretion in accordance with applicable federal securities laws. All share repurchases of our common stock have been recorded as treasury shares.

Performance Graph
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor's 500 Index and the Dow Jones US Gambling Index, during the five years ended December 31, 2018. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Las Vegas Sands Corp.	$100.00	$75.99	$60.41	$77.77	$105.94	$83.09
S&P 500	$100.00	$113.68	$115.24	$129.02	$157.17	$150.27
Dow Jones US Gambling Index	$100.00	$81.06	$62.15	$79.67	$111.65	$77.47
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
We adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, effective January 1, 2018, by applying the full retrospective method. See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 3 — Revenue" for further information regarding these changes. Revenues and operating expenses for the years ended December 31, 2015 and 2014 were not revised and are presented in accordance with ASC 605, Revenue Recognition, and related interpretations.

	Year Ended December 31,
	2018(1)	2017(2)	2016(3)	2015	2014(4)
	(In millions, except per share data)
STATEMENT OF OPERATIONS DATA
Net revenues	$13,729	$12,728	$11,271	$11,688	$14,584
Operating expenses	9,978	9,264	8,769	8,847	10,485
Operating income	3,751	3,464	2,502	2,841	4,099
Interest income	59	16	10	15	26
Interest expense, net of amounts capitalized	(446)	(327)	(274)	(265)	(274)
Other income (expense)	26	(94)	31	31	2
Loss on modification or early retirement of debt	(64)	(5)	(5)	—	(20)
Income before income taxes	3,326	3,054	2,264	2,622	3,833
Income tax (expense) benefit	(375)	209	(239)	(236)	(245)
Net income	2,951	3,263	2,025	2,386	3,588
Net income attributable to noncontrolling interests	(538)	(455)	(346)	(420)	(747)
Net income attributable to Las Vegas Sands Corp.	$2,413	$2,808	$1,679	$1,966	$2,841
Per share data:
Basic earnings per share	$3.07	$3.55	$2.11	$2.47	$3.52
Diluted earnings per share	$3.07	$3.55	$2.11	$2.47	$3.52
Cash dividends declared per common share(5)	$3.00	$2.92	$2.88	$2.60	$2.00
OTHER DATA
Capital expenditures	$949	$837	$1,398	$1,529	$1,179

	December 31,
	2018(6)	2017	2016	2015	2014
	(In millions)
BALANCE SHEET DATA
Total assets	$22,547	$20,687	$20,469	$20,863	$22,207
Long-term debt	$11,874	$9,344	$9,428	$9,249	$9,746
Total Las Vegas Sands Corp. stockholders' equity	$5,684	$6,486	$6,177	$6,817	$7,214
_________________________

(1)
During the year ended December 31, 2018, we recorded $64 million of loss on modification or early retirement of debt primarily due to the retirement of the 2016 VML Credit Facility in connection with the issuance of the SCL Senior Notes.

(2)
During the year ended December 31, 2017, we recorded a nonrecurring non-cash income tax benefit of $526 million due to U.S. tax reform enacted at the end of 2017. We also revised the estimated useful lives of certain assets to better reflect the estimated periods during which these assets are expected to remain in service, resulting in a decrease in depreciation and amortization expense and an increase in operating income of $112 million, and an increase in net income attributable to Las Vegas Sands Corp. of $72 million, or earnings per share of $0.09 on a basic and diluted basis.

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

(5)
During the years ended December 31, 2018, 2017, 2016, 2015 and 2014, we paid quarterly dividends of $0.75, $0.73, $0.72, $0.65 and $0.50, respectively, per common share as part of a regular cash dividend program.

(6)
During the year ended December 31, 2018, SCL issued three series of unsecured notes in an aggregate principal amount of $5.50 billion, a portion of which was used to repay in full the outstanding borrowings under the 2016 VML Credit Facility, and amended our U.S. Credit Facility to increase the amount of the term loans by $1.35 billion. See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt."

ITEM 7. — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited consolidated financial statements and the notes thereto, and other financial information included in this Form 10-K. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "Special Note Regarding Forward-Looking Statements."
Operations
We view each of our Integrated Resorts as an operating segment. Our operating segments in Macao consist of The Venetian Macao; Sands Cotai Central; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; and the Sands Macao. Our operating segment in Singapore is Marina Bay Sands. Our operating segments in the U.S. consist of the Las Vegas Operating Properties, which includes The Venetian Resort Las Vegas and the Sands Expo Center, and Sands Bethlehem.
On March 8, 2018, we entered into a purchase and sale agreement under which PCI Gaming Authority, an unincorporated, chartered instrumentality of the Poarch Band of Creek Indians, will acquire Sands Bethlehem for a total enterprise value of $1.30 billion. The closing of the transaction is subject to regulatory review and other closing conditions.

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
Gross casino revenue is the aggregate of gaming wins and losses. The commissions rebated to gaming promoters and premium players for rolling play, cash discounts and other cash incentives to patrons related to gaming play are recorded as a reduction to gross casino revenue. Gaming contracts include a performance obligation to honor the patron’s wager and typically include a performance obligation to provide a product or service to the patron on a complimentary basis to incentivize gaming or in exchange for points earned under our loyalty programs.
When a patron earns points under our loyalty programs, the estimated fair value of the points earned is deferred until redemption. Once redeemed, revenue is recognized in its respective revenue type. Similarly, revenue is also allocated to its respective revenue type for complimentaries provided at management's discretion. After the aforementioned allocations, the residual amount is recorded to casino revenue.
Hotel revenue recognition criteria are met at the time of occupancy. Food and beverage revenue recognition criteria are met at the time of service. Convention revenues are recognized when the related service is rendered or the event is held. Deposits for future hotel occupancy, convention space or food and beverage services contracts are recorded as deferred revenue until the revenue recognition criteria are met. Cancellation fees for hotel, convention space and food and beverage services are recognized upon cancellation by the customer and are included in other revenues. Ferry and entertainment revenue recognition criteria are met at the completion of the ferry trip or event, respectively. Revenue from contracts with a combination of these services is allocated pro rata based on each service’s stand-alone selling price.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip win percentage is expected to be 3.0% to 3.3% in Macao and 2.7% to 3.0% in Singapore. As of January 1, 2018, Non-Rolling Chip drop at Marina Bay Sands includes chips purchased and exchanged at the cage, consistent with our Macao properties. Prior period amounts have been updated to conform to the current presentation. Actual win percentage may vary from our expected win percentage and historical win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 15.3% and 16.0%, respectively, of our table games play was conducted on a credit basis for the year ended December 31, 2018.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of handle. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Based upon our mix of table games, our table games are expected to produce a win percentage of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Actual win percentage may vary from our expected win percentage and historical win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 65.8% of our table games play at our Las Vegas Operating Properties, for the year ended December 31, 2018, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.
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
Mall revenue measurements: Occupancy, base rent per square foot and tenant sales per square foot are used as performance indicators. Occupancy represents gross leasable occupied area ("GLOA") divided by gross leasable area ("GLA") at the end of the reporting period. GLOA is the sum of: (1) tenant occupied space under lease and (2) tenants no longer occupying space, but paying rent. GLA does not include space currently under development or not on the market for lease. Base rent per square foot is the weighted average base or minimum rent charge in effect at the end of the reporting period for all tenants that would qualify to be included in occupancy. Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period. Only tenants that have been open for a minimum of 12 months are included in the tenant sales per square foot calculation.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Summary Financial Results
Net revenues and operating income for the year ended December 31, 2018, increased 7.9% to $13.73 billion and 8.3% to $3.75 billion compared to $12.73 billion and $3.46 billion, respectively, for the year ended December 31, 2017. The increases were primarily driven by stronger operating performance in Macao due to a 14% increase in revenues. Net income decreased 9.6% to $2.95 billion for the year ended December 31, 2018, compared to $3.26 billion for the year ended December 31, 2017. The decrease was primarily driven by an increase in tax expense due to a nonrecurring non-cash income tax benefit of $526 million related to U.S. tax reform (as discussed below), partially offset by the increase in operating income. Adjusted property EBITDA for the year ended December 31, 2018, increased 7.7% to $5.28 billion, compared to $4.90 billion for the year ended December 31, 2017.

Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2018	2017	Percent Change
	(Dollars in millions)
Casino	$9,819	$9,086	8.1%
Rooms	1,733	1,586	9.3%
Food and beverage	865	828	4.5%
Mall	690	651	6.0%
Convention, retail and other	622	577	7.8%
Total net revenues	$13,729	$12,728	7.9%
Consolidated net revenues were $13.73 billion for the year ended December 31, 2018, an increase of $1.0 billion compared to $12.73 billion for the year ended December 31, 2017. The increase was primarily driven by a $1.08 billion increase from our Macao operations, primarily due to increased casino revenues. The increase was partially offset by a $65 million decrease at Marina Bay Sands, primarily due to decreased casino revenues.
Casino revenues increased $733 million compared to the year ended December 31, 2017. The increase was primarily attributable to a $936 million increase at our Macao operating properties, driven by increases in Non-Rolling Chip drop and Rolling Chip volume. The increase was partially offset by a $155 million decrease at Marina Bay Sands, driven by a decrease in Rolling Chip volume. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2018	2017	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$2,829	$2,362	19.8%
Non-Rolling Chip drop	$9,068	$7,399	22.6%
Non-Rolling Chip win percentage	24.7%	25.2%	(0.5	)pts
Rolling Chip volume	$32,148	$26,239	22.5%
Rolling Chip win percentage	3.55%	3.34%	0.21	pts
Slot handle	$3,303	$2,929	12.8%
Slot hold percentage	4.6%	5.3%	(0.7	)pts
Sands Cotai Central
Total casino revenues	$1,622	$1,433	13.2%
Non-Rolling Chip drop	$6,722	$5,996	12.1%
Non-Rolling Chip win percentage	21.4%	20.7%	0.7	pts
Rolling Chip volume	$10,439	$10,621	(1.7)%
Rolling Chip win percentage	3.59%	3.09%	0.50	pts
Slot handle	$4,811	$4,802	0.2%
Slot hold percentage	3.9%	4.1%	(0.2	)pts
The Parisian Macao
Total casino revenues	$1,265	$1,120	12.9%
Non-Rolling Chip drop	$4,323	$3,973	8.8%
Non-Rolling Chip win percentage	21.1%	19.6%	1.5	pts
Rolling Chip volume	$19,049	$18,275	4.2%
Rolling Chip win percentage	3.19%	3.14%	0.05	pts
Slot handle	$4,837	$3,729	29.7%
Slot hold percentage	2.9%	3.3%	(0.4	)pts

	Year Ended December 31,
	2018	2017	Change
	(Dollars in millions)
The Plaza Macao and Four Seasons Hotel Macao
Total casino revenues	$502	$391	28.4%
Non-Rolling Chip drop	$1,365	$1,284	6.3%
Non-Rolling Chip win percentage	24.9%	22.7%	2.2	pts
Rolling Chip volume	$13,100	$10,040	30.5%
Rolling Chip win percentage	2.95%	2.59%	0.36	pts
Slot handle	$565	$436	29.6%
Slot hold percentage	6.1%	7.4%	(1.3	)pts
Sands Macao
Total casino revenues	$598	$574	4.2%
Non-Rolling Chip drop	$2,565	$2,457	4.4%
Non-Rolling Chip win percentage	18.4%	19.0%	(0.6	)pts
Rolling Chip volume	$5,705	$4,309	32.4%
Rolling Chip win percentage	3.12%	2.79%	0.33	pts
Slot handle	$2,569	$2,420	6.2%
Slot hold percentage	3.1%	3.3%	(0.2	)pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$2,178	$2,333	(6.6)%
Non-Rolling Chip drop(1)	$5,352	$5,270	1.6%
Non-Rolling Chip win percentage(1)	20.0%	20.2%	(0.2	)pts
Rolling Chip volume	$27,164	$34,994	(22.4)%
Rolling Chip win percentage	3.50%	3.52%	(0.02	)pts
Slot handle	$14,578	$14,153	3.0%
Slot hold percentage	4.5%	4.4%	0.1	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$357	$380	(6.1)%
Table games drop	$1,866	$1,567	19.1%
Table games win percentage	15.0%	19.0%	(4.0	)pts
Slot handle	$2,787	$2,603	7.1%
Slot hold percentage	8.3%	8.5%	(0.2	)pts
Sands Bethlehem
Total casino revenues	$468	$493	(5.1)%
Table games drop	$1,134	$1,123	1.0%
Table games win percentage	17.9%	20.1%	(2.2	)pts
Slot handle	$4,795	$4,715	1.7%
Slot hold percentage	6.4%	6.5%	(0.1	)pts
_________________________

(1)	As of January 1, 2018, Non-Rolling Chip drop includes chips purchased and exchanged at the cage. Prior period amounts have been updated to conform to the current period presentation.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.
Room revenues increased $147 million compared to the year ended December 31, 2017. The increase was primarily due to increases of $83 million, $35 million and $29 million at our Macao operating properties, Marina Bay Sands and our Las Vegas Operating Properties, respectively, driven by increased occupancy and average daily room rates. During the year ended December 31, 2018, there were approximately 18% fewer average rooms available at The Parisian Macao compared to the year ended December 31, 2017, due to room renovations. The following table summarizes the results of our room activity:

	Year Ended December 31,
	2018	2017	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$223	$179	24.6%
Occupancy rate	95.9%	91.4%	4.5	pts
Average daily room rate (ADR)	$225	$214	5.1%
Revenue per available room (RevPAR)	$216	$196	10.2%
Sands Cotai Central
Total room revenues	$331	$291	13.7%
Occupancy rate	94.8%	86.6%	8.2	pts
Average daily room rate (ADR)	$157	$149	5.4%
Revenue per available room (RevPAR)	$149	$129	15.5%
The Parisian Macao
Total room revenues	$124	$128	(3.1)%
Occupancy rate	96.3%	90.4%	5.9	pts
Average daily room rate (ADR)	$155	$141	9.9%
Revenue per available room (RevPAR)	$149	$128	16.4%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$39	$34	14.7%
Occupancy rate	88.7%	82.1%	6.6	pts
Average daily room rate (ADR)	$323	$343	(5.8)%
Revenue per available room (RevPAR)	$286	$281	1.8%
Sands Macao
Total room revenues	$17	$19	(10.5)%
Occupancy rate	98.6%	97.7%	0.9	pts
Average daily room rate (ADR)	$164	$188	(12.8)%
Revenue per available room (RevPAR)	$162	$184	(12.0)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$393	$358	9.8%
Occupancy rate	96.7%	95.5%	1.2	pts
Average daily room rate (ADR)	$441	$425	3.8%
Revenue per available room (RevPAR)	$426	$406	4.9%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$590	$561	5.2%
Occupancy rate	94.6%	93.9%	0.7	pts
Average daily room rate (ADR)	$243	$238	2.1%
Revenue per available room (RevPAR)	$230	$223	3.1%

Sands Bethlehem
Total room revenues	$16	$16	—
Occupancy rate	92.8%	93.2%	(0.4	)pts
Average daily room rate (ADR)	$163	$161	1.2%
Revenue per available room (RevPAR)	$151	$150	0.7%
Food and beverage revenues increased $37 million compared to the year ended December 31, 2017. The increase was primarily due to increases of $28 million at Marina Bay Sands, driven by the opening of new restaurants, and $7 million at The Venetian Macao, driven by an increase in banquet operations.
Mall revenues increased $39 million compared to the year ended December 31, 2017. The increase was primarily due to increases of $14 million, $13 million and $12 million at the Shoppes at Four Seasons, the Shoppes at Venetian and The Shoppes at Marina Bay Sands, respectively, driven by overage rents as well as additional retail space available at Sands Cotai Central. For further information related to the financial performance of our malls, see "Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Year Ended December 31,
	2018	2017	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$233	$220	5.9%
Mall gross leasable area (in square feet)	813,376	786,429	3.4%
Occupancy	90.3%	97.2%	(6.9	)pts
Base rent per square foot	$263	$247	6.5%
Tenant sales per square foot	$1,746	$1,389	25.7%
Shoppes at Cotai Central(1)
Total mall revenues	$69	$63	9.5%
Mall gross leasable area (in square feet)	519,681	424,309	22.5%
Occupancy	91.5%	93.5%	(2.0	)pts
Base rent per square foot	$108	$113	(4.4)%
Tenant sales per square foot	$892	$744	19.9%
Shoppes at Parisian
Total mall revenues	$57	$66	(13.6)%
Mall gross leasable area (in square feet)	295,915	300,218	(1.4)%
Occupancy	89.8%	93.4%	(3.6	)pts
Base rent per square foot	$156	$218	(28.4)%
Tenant sales per square foot	$649	$574	13.1%
Shoppes at Four Seasons
Total mall revenues	$145	$131	10.7%
Mall gross leasable area (in square feet)	241,548	257,859	(6.3)%
Occupancy	99.0%	99.6%	(0.6	)pts
Base rent per square foot	$460	$456	0.9%
Tenant sales per square foot	$4,373	$3,500	24.9%

Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$179	$167	7.2%
Mall gross leasable area (in square feet)	606,362	604,449	0.3%
Occupancy	95.4%	96.4%	(1.0	)pts
Base rent per square foot	$258	$244	5.7%
Tenant sales per square foot	$1,898	$1,590	19.4%
_________________________

Note:	This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.

(1)
The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao.

Convention, retail and other revenues increased $45 million compared to the year ended December 31, 2017. The increase was primarily due to increases of $20 million and $15 million at our Las Vegas Operating Properties and at Marina Bay Sands, respectively, driven by an increase in convention business. The increase was also attributable to the recovery of business interruption insurance proceeds in Macao related to Typhoon Hato and Typhoon Mangkhut.

Operating Expenses
Our operating expenses consisted of the following:

	Year Ended December 31,
	2018	2017	Percent Change
	(Dollars in millions)
Casino	$5,448	$4,876	11.7%
Rooms	438	411	6.6%
Food and beverage	673	640	5.2%
Mall	79	77	2.6%
Convention, retail and other	336	325	3.4%
Provision for doubtful accounts	5	96	(94.8)%
General and administrative	1,483	1,417	4.7%
Corporate	202	173	16.8%
Pre-opening	6	8	(25.0)%
Development	12	13	(7.7)%
Depreciation and amortization	1,111	1,171	(5.1)%
Amortization of leasehold interests in land	35	37	(5.4)%
Loss on disposal or impairment of assets	150	20	650.0%
Total operating expenses	$9,978	$9,264	7.7%
Operating expenses were $9.98 billion for the year ended December 31, 2018, an increase of $714 million compared to $9.26 billion for the year ended December 31, 2017. The increase in operating expenses was driven by an increase in casino expense at our Macao operating properties due to increased casino revenues and visitation.
Casino expenses increased $572 million compared to the year ended December 31, 2017. The increase was primarily attributable to a $566 million increase at our Macao operating properties, driven by an increase in gaming taxes due to increased casino revenues.
The provision for doubtful accounts was $5 million for the year ended December 31, 2018, compared to $96 million for the year ended December 31, 2017. The decrease resulted from increased collections of previously reserved customer balances during year ended December 31, 2018, as compared to the prior year period, and continued improvement in the quality of casino credit currently being extended. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $66 million compared to the year ended December 31, 2017. The increase was primarily due to a $35 million increase in team member costs across all our properties, a $22 million increase at Marina Bay Sands driven by an increase in property taxes and a $15 million increase at our Las Vegas Operating Properties due to increased marketing and advertising efforts and property operations costs.
Corporate expenses increased $29 million compared to the year ended December 31, 2017. The increase was primarily due to political contributions made during the year ended December 31, 2018.
Depreciation and amortization decreased $60 million compared to the year ended December 31, 2017. The decrease was primarily attributable to a $127 million decrease resulting from a change in the estimated useful lives of certain property and equipment, partially offset by a $73 million increase due to the acceleration of depreciation on certain assets to be disposed in conjunction with The Londoner Macao project.
Loss on disposal or impairment of assets was $150 million for the year ended December 31, 2018, compared to $20 million for the year ended December 31, 2017. The loss for the year ended December 31, 2018, consisted primarily of a $128 million write-off of costs related to the Four Seasons Tower Suites Macao project.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 19 — Segment Information" for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Year Ended December 31,
	2018	2017	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$1,378	$1,133	21.6%
Sands Cotai Central	759	633	19.9%
The Parisian Macao	484	413	17.2%
The Plaza Macao and Four Seasons Hotel Macao	262	233	12.4%
Sands Macao	178	174	2.3%
Ferry Operations and Other	18	21	(14.3)%
	3,079	2,607	18.1%
Marina Bay Sands	1,690	1,755	(3.7)%
United States:
Las Vegas Operating Properties	394	391	0.8%
Sands Bethlehem	116	147	(21.1)%
	510	538	(5.2)%
Consolidated adjusted property EBITDA(1)	$5,279	$4,900	7.7%
_________________________

(1)
Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is net income before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of our operations with those of our competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. We have significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, our presentation of consolidated adjusted property EBITDA may not be directly comparable to similarly titled measures presented by other companies.
Adjusted property EBITDA at our Integrated Resorts is primarily driven by our casino, room and mall operations, as previously discussed.
Adjusted property EBITDA at our Macao operations increased $472 million compared to the year ended December 31, 2017. As previously described, the increase was primarily due to increased casino revenues, driven by increases in Non-Rolling Chip drop and Rolling Chip volume, increased room revenues, driven by increases in occupancy and ADR, as well as increased mall revenues, driven by overage rents.
Adjusted property EBITDA at Marina Bay Sands decreased $65 million compared to the year ended December 31, 2017. As previously described, the decrease was primarily due to decreased casino revenues, driven by a decrease in Rolling Chip volume, partially offset by an increase in non-gaming operations and a decrease in the provision for doubtful accounts, driven by collections on previously reserved customer balances.
Adjusted property EBITDA at Sands Bethlehem decreased $31 million compared to the year ended December 31, 2017. The decrease was primarily due to decreased casino revenues, driven by a decrease in table games win percentage.
Interest Expense
The following table summarizes information related to interest expense:

	Year Ended December 31,
	2018	2017
	(Dollars in millions)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$434	$314
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	15	15
Less — capitalized interest	(3)	(2)
Interest expense, net	$446	$327
Cash paid for interest	$329	$271
Weighted average total debt balance	$10,992	$9,909
Weighted average interest rate	4.0%	3.2%
Interest cost increased $120 million compared to the year ended December 31, 2017, resulting primarily from increases in our weighted average interest rate and weighted average total debt balance. The increase in our weighted average interest rate was due to the issuance of the SCL Senior Notes and increases in interest rates globally. Our weighted average total debt balance increased in connection with the issuance of the SCL Senior Notes and additional borrowings on our U.S. Credit Facility (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-term Debt).
Other Factors Affecting Earnings
Other income was $26 million for the year ended December 31, 2018, compared to other expense of $94 million during the year ended December 31, 2017. Other income during the year ended December 31, 2018, was primarily attributable to $25 million of foreign currency transaction gains, driven by Singapore dollar denominated intercompany debt reported in U.S. dollars, resulting from the appreciation of the U.S. dollar versus the Singapore dollar during the period, and the U.S. dollar denominated debt held by SCL.
The loss on modification or early retirement of debt was $64 million for the year ended December 31, 2018, primarily due to the write-off of unamortized deferred financing fees resulting from the early retirement of our 2016 VML Credit Facility in connection with the issuance of the SCL Senior Notes (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-term Debt — 2016 VML Credit Facility").
Our effective income tax rate was 11.3% for the year ended December 31, 2018, compared to (6.8)% for the year ended December 31, 2017. U.S. tax reform made significant changes to U.S. income tax laws including lowering the U.S. corporate tax rate to 21% effective beginning in 2018 and transitioning from a worldwide tax system to a territorial tax system resulting in dividends from our foreign subsidiaries not being subject to U.S. income tax and creating a one-time tax on previously unremitted earnings of foreign subsidiaries. The effective tax rate for 2018 included a one-time discrete expense of $57 million resulting from recently issued guidance by the Internal Revenue Service related to certain international provisions of the Act. Our effective tax rate for 2018 would have been 9.6% without the one-time discrete expense. The discrete tax expense recorded during 2018 relates to an increase in the valuation allowance recorded on certain U.S. foreign tax credit assets as we determined these assets were no longer "more-likely-than-not" realizable due to concluding how the foreign tax credits allowed against the U.S. tax liability, would be utilized. The effective tax rate for 2017 included a one-time discrete benefit of $526 million recorded as a result of U.S. tax reform. Our effective tax rate for 2017 would have been 10.4% without the one-time discrete benefit.
The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao. In August 2018, our income tax exemption in Macao was extended through June 26, 2022, the date our subconcession agreement expires. We have recorded a valuation allowance related to certain deferred tax assets previously generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent the financial results of these operations improve or we determine related administrative guidance, notices, implementation regulations, potential legislative amendments or interpretations of the Act require changes to positions we have taken and it becomes "more-likely-than-not" these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made, as appropriate.
The net income attributable to our noncontrolling interests was $538 million for the year ended December 31, 2018, compared to $455 million for the year ended December 31, 2017. These amounts are primarily related to the noncontrolling interest of SCL and reflect the increased net income generated by SCL in 2018.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2017	2016	Percent Change
	(Dollars in millions)
Casino	$9,086	$7,886	15.2%
Rooms	1,586	1,499	5.8%
Food and beverage	828	747	10.8%
Mall	651	591	10.2%
Convention, retail and other	577	548	5.3%
Total net revenues	$12,728	$11,271	12.9%
Consolidated net revenues were $12.73 billion for the year ended December 31, 2017, an increase of $1.46 billion compared to $11.27 billion for the year ended December 31, 2016. The increase was primarily due to increases of $994 million at The Parisian Macao, which opened in September 2016, and $343 million at Marina Bay Sands, primarily due to increased casino revenues.

Casino revenues increased $1.20 billion compared to the year ended December 31, 2016. The increase was due to increases of $805 million at The Parisian Macao, which opened in September 2016, and $368 million at Marina Bay Sands, driven by increases in Rolling Chip win percentage and volume. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2017	2016	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$2,362	$2,286	3.3%
Non-Rolling Chip drop	$7,399	$6,856	7.9%
Non-Rolling Chip win percentage	25.2%	25.2%	—
Rolling Chip volume	$26,239	$28,851	(9.1)%
Rolling Chip win percentage	3.34%	3.23%	0.11	pts
Slot handle	$2,929	$3,790	(22.7)%
Slot hold percentage	5.3%	4.5%	0.8	pts
Sands Cotai Central
Total casino revenues	$1,433	$1,471	(2.6)%
Non-Rolling Chip drop	$5,996	$5,992	0.1%
Non-Rolling Chip win percentage	20.7%	20.2%	0.5	pts
Rolling Chip volume	$10,621	$12,329	(13.9)%
Rolling Chip win percentage	3.09%	3.41%	(0.32	)pts
Slot handle	$4,802	$5,794	(17.1)%
Slot hold percentage	4.1%	3.6%	0.5	pts
The Parisian Macao
Total casino revenues	$1,120	$315	255.6%
Non-Rolling Chip drop	$3,973	$1,085	266.2%
Non-Rolling Chip win percentage	19.6%	18.5%	1.1	pts
Rolling Chip volume	$18,275	$4,061	350.0%
Rolling Chip win percentage	3.14%	4.24%	(1.10	)pts
Slot handle	$3,729	$974	282.9%
Slot hold percentage	3.3%	4.5%	(1.2	)pts
The Plaza Macao and Four Seasons Hotel Macao
Total casino revenues	$391	$392	(0.3)%
Non-Rolling Chip drop	$1,284	$1,114	15.3%
Non-Rolling Chip win percentage	22.7%	21.9%	0.8	pts
Rolling Chip volume	$10,040	$9,004	11.5%
Rolling Chip win percentage	2.59%	3.09%	(0.50	)pts
Slot handle	$436	$414	5.3%
Slot hold percentage	7.4%	6.2%	1.2	pts
Sands Macao
Total casino revenues	$574	$614	(6.5)%
Non-Rolling Chip drop	$2,457	$2,628	(6.5)%
Non-Rolling Chip win percentage	19.0%	18.6%	0.4	pts
Rolling Chip volume	$4,309	$7,014	(38.6)%
Rolling Chip win percentage	2.79%	2.48%	0.31	pts
Slot handle	$2,420	$2,583	(6.3)%
Slot hold percentage	3.3%	3.4%	(0.1	)pts

	Year Ended December 31,
	2017	2016	Change
	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total casino revenues	$2,333	$1,965	18.7%
Non-Rolling Chip drop(1)	$5,270	$5,231	0.7%
Non-Rolling Chip win percentage(1)	20.2%	21.1%	(0.9	)pts
Rolling Chip volume	$34,994	$31,887	9.7%
Rolling Chip win percentage	3.52%	2.65%	0.87	pts
Slot handle	$14,153	$13,441	5.3%
Slot hold percentage	4.4%	4.5%	(0.1	)pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$380	$359	5.8%
Table games drop	$1,567	$1,692	(7.4)%
Table games win percentage	19.0%	17.3%	1.7	pts
Slot handle	$2,603	$2,589	0.5%
Slot hold percentage	8.5%	8.5%	—
Sands Bethlehem
Total casino revenues	$493	$484	1.9%
Table games drop	$1,123	$1,124	(0.1)%
Table games win percentage	20.1%	19.3%	0.8	pts
Slot handle	$4,715	$4,516	4.4%
Slot hold percentage	6.5%	6.8%	(0.3	)pts
_________________________

(1)	As of January 1, 2018, Non-Rolling Chip drop includes chips purchased and exchanged at the cage. Prior period amounts have been updated to conform to the current period presentation.
Room revenues increased $87 million compared to the year ended December 31, 2016. The increase was primarily due to increases of $92 million at The Parisian Macao, which opened in September 2016, and $24 million at Sands Cotai Central, driven by increased occupancy and average daily room rates, partially offset by an $18 million decrease at Marina Bay Sands, driven by decreased occupancy and fewer rooms available due to renovations. During the year ended December 31, 2017, there were approximately 9%, 8% and 4% fewer rooms available at The Plaza Macao and Four Seasons Hotel Macao, The Venetian Macao and Marina Bay Sands, respectively, compared to the year ended December 31, 2016. The following table summarizes the results of our room activity:

	Year Ended December 31,
	2017	2016	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$179	$177	1.1%
Occupancy rate	91.4%	86.0%	5.4	pts
Average daily room rate (ADR)	$214	$208	2.9%
Revenue per available room (RevPAR)	$196	$179	9.5%

Sands Cotai Central
Total room revenues	$291	$267	9.0%
Occupancy rate	86.6%	82.2%	4.4	pts
Average daily room rate (ADR)	$149	$145	2.8%
Revenue per available room (RevPAR)	$129	$119	8.4%
The Parisian Macao
Total room revenues	$128	$36	255.6%
Occupancy rate	90.4%	90.5%	(0.1	)pts
Average daily room rate (ADR)	$141	$136	3.7%
Revenue per available room (RevPAR)	$128	$123	4.1%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$34	$36	(5.6)%
Occupancy rate	82.1%	75.3%	6.8	pts
Average daily room rate (ADR)	$343	$355	(3.4)%
Revenue per available room (RevPAR)	$281	$268	4.9%
Sands Macao
Total room revenues	$19	$20	(5.0)%
Occupancy rate	97.7%	97.1%	0.6	pts
Average daily room rate (ADR)	$188	$199	(5.5)%
Revenue per available room (RevPAR)	$184	$193	(4.7)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$358	$376	(4.8)%
Occupancy rate	95.5%	97.3%	(1.8	)pts
Average daily room rate (ADR)	$425	$418	1.7%
Revenue per available room (RevPAR)	$406	$406	—
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$561	$572	(1.9)%
Occupancy rate	93.9%	93.5%	0.4	pts
Average daily room rate (ADR)	$238	$240	(0.8)%
Revenue per available room (RevPAR)	$223	$224	(0.4)%
Sands Bethlehem
Total room revenues	$16	$15	6.7%
Occupancy rate	93.2%	94.5%	(1.3	)pts
Average daily room rate (ADR)	$161	$160	0.6%
Revenue per available room (RevPAR)	$150	$151	(0.7)%
Food and beverage revenues increased $81 million compared to the year ended December 31, 2016. The increase was primarily due to increases of $43 million at our Las Vegas Operating Properties, driven by an increase in banquet operations associated with our convention customers and $41 million at The Parisian Macao, which opened in September 2016.

Mall revenues increased $60 million compared to the year ended December 31, 2016. The increase was primarily due to a $43 million increase in revenues from the Shoppes at Parisian. For further information related to the financial performance of our malls, see "Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

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
_________________________

Note:	This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.

(1)
The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao.

(2)	The Shoppes at Parisian opened in September 2016. Tenant sales per square foot reflect sales from tenants only after the tenant has been open for a period of 12 months.

Operating Expenses
Our operating expenses consisted of the following:

	Year Ended December 31,
	2017	2016	Percent Change
	(Dollars in millions)
Casino	$4,876	$4,365	11.7%
Rooms	411	370	11.1%
Food and beverage	640	584	9.6%
Mall	77	64	20.3%
Convention, retail and other	325	303	7.3%
Provision for doubtful accounts	96	173	(44.5)%
General and administrative	1,417	1,287	10.1%
Corporate	173	256	(32.4)%
Pre-opening	8	130	(93.8)%
Development	13	9	44.4%
Depreciation and amortization	1,171	1,111	5.4%
Amortization of leasehold interests in land	37	38	(2.6)%
Loss on disposal or impairment of assets	20	79	(74.7)%
Total operating expenses	$9,264	$8,769	5.6%
Operating expenses were $9.26 billion for the year ended December 31, 2017, an increase of $495 million compared to $8.77 billion for the year ended December 31, 2016. The increase in operating expenses was driven by the opening of The Parisian Macao in September 2016.
Casino expenses increased $511 million compared to the year ended December 31, 2016. The increase was primarily attributable to increases of $524 million at The Parisian Macao and $36 million at Marina Bay Sands, driven by an increase in gaming tax, partially offset by a $39 million decrease at our Macao Operations (excluding The Parisian Macao), driven by a $22 million decrease in gaming taxes due to decreased casino revenues.
The provision for doubtful accounts was $96 million for the year ended December 31, 2017, compared to $173 million for the year ended December 31, 2016. The decrease resulted from increased collections of previously reserved customer balances during year ended December 31, 2017, as compared to the prior year period, and continued improvement in the quality of casino credit currently being extended. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $130 million compared to the year ended December 31, 2016. The increase was primarily due to an $89 million increase at The Parisian Macao and increases of $18 million at our Las Vegas Operating Properties, driven by an increase in marketing and advertising efforts, and $12 million at The Venetian Macao, driven by an increase in team member related expenses.
Corporate expenses decreased $83 million compared to the year ended December 31, 2016. The decrease was primarily due to nonrecurring legal costs incurred during the year ended December 31, 2016.
Pre-opening expense represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses decreased $122 million compared to the year ended December 31, 2016, primarily due to The Parisian Macao. Development expenses include the costs associated with the Company's evaluation and pursuit of new business opportunities, which are also expensed as incurred.
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
Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Year Ended December 31,
	2017	2016	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$1,133	$1,089	4.0%
Sands Cotai Central	633	616	2.8%
The Parisian Macao	413	115	259.1%
The Plaza Macao and Four Seasons Hotel Macao	233	221	5.4%
Sands Macao	174	172	1.2%
Ferry Operations and Other	21	32	(34.4)%
	2,607	2,245	16.1%
Marina Bay Sands	1,755	1,395	25.8%
United States:
Las Vegas Operating Properties	391	356	9.8%
Sands Bethlehem	147	143	2.8%
	538	499	7.8%
Consolidated adjusted property EBITDA	$4,900	$4,139	18.4%
Adjusted property EBITDA at our Integrated Resorts is primarily driven by our casino, room and mall operations, as previously discussed.
Adjusted property EBITDA at our Macao operations increased $362 million compared to the year ended December 31, 2016. The increase was primarily due to a $298 million increase at The Parisian Macao, which opened in September 2016, and $44 million at The Venetian Macao, mainly due to increased casino operations, driven by an increase in Non-Rolling Chip drop.
Adjusted property EBITDA at Marina Bay Sands increased $360 million compared to the year ended December 31, 2016. The increase was primarily due to increased casino revenues, driven by increases in Rolling Chip win percentage and volume. The increase was partially offset by a decrease in room revenues, driven by fewer rooms available due to renovations.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $35 million compared to the year ended December 31, 2016. The increase was primarily due to a $54 million increase in net revenues (excluding intersegment royalty revenue), driven by increased convention and group meeting events benefiting food and beverage results and higher win percentage driving casino revenues, partially offset by an increase in marketing and advertising costs.

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
Other Factors Affecting Earnings
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
The loss on modification or early retirement of debt was $5 million for the year ended December 31, 2017, and primarily related the amendment to the 2013 U.S. Credit Facility (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-term Debt — 2013 U.S. Credit Facility").
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
The effective income tax rates reflect a 17% statutory tax rate on our Singapore operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao. We have recorded a valuation allowance related to certain deferred tax assets generated by operations in the U.S. and certain foreign jurisdictions; however, to the extent the financial results of these operations improve and it becomes "more-likely-than-not" these deferred tax assets or a portion thereof are realizable, we will reduce the valuation allowances in the period such determination is made as appropriate. Our effective tax rate for 2017 would have been 10.4% without a one-time discrete benefit of $526 million recorded as a result of the impact of U.S. tax reform.
The net income attributable to our noncontrolling interests was $455 million for the year ended December 31, 2017, compared to $346 million for the year ended December 31, 2016. These amounts are primarily related to the noncontrolling interest of SCL and reflect the increased net income generated by SCL in 2017.

Additional Information Regarding our Retail Mall Operations
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the years ended December 31, 2018, 2017 and 2016:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands	Total
	(In millions)
For the year ended December 31, 2018
Mall revenues:
Minimum rents(1)	$180	$110	$38	$42	$129	$499
Overage rents	21	25	14	3	22	85
CAM, levies and direct recoveries	32	10	17	12	28	99
Total mall revenues	233	145	69	57	179	683
Mall operating expenses:
Common area maintenance	15	6	7	6	17	51
Marketing and other direct operating expenses	9	3	3	4	7	26
Mall operating expenses	24	9	10	10	24	77
Property taxes(2)	—	—	—	—	6	6
Provision for doubtful accounts	—	—	1	1	—	2
Mall-related expenses(3)	$24	$9	$11	$11	$30	$85
For the year ended December 31, 2017
Mall revenues:
Minimum rents(1)	$176	$113	$39	$53	$123	$504
Overage rents	12	9	5	1	18	45
CAM, levies and direct recoveries	32	9	19	12	26	98
Total mall revenues	220	131	63	66	167	647
Mall operating expenses:
Common area maintenance	15	5	6	6	15	47
Marketing and other direct operating expenses	8	4	3	5	6	26
Mall operating expenses	23	9	9	11	21	73
Property taxes(2)	—	—	—	—	5	5
Provision for doubtful accounts	—	—	1	2	—	3
Mall-related expenses(3)	$23	$9	$10	$13	$26	$81
For the year ended December 31, 2016
Mall revenues:
Minimum rents(1)	$167	$114	$44	$17	$123	$465
Overage rents	10	3	4	—	16	33
CAM, levies and direct recoveries	32	10	14	6	27	89
Total mall revenues	209	127	62	23	166	587
Mall operating expenses:
Common area maintenance	15	5	6	2	16	44
Marketing and other direct operating expenses	5	3	2	2	6	18
Mall operating expenses	20	8	8	4	22	62
Property taxes(2)	—	—	—	—	5	5
Provision for doubtful accounts	3	—	—	—	2	5
Mall-related expenses(3)	$23	$8	$8	$4	$29	$72

____________________

Note:	This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.

(1)	Minimum rents include base rents and straight-line adjustments of base rents.

(2)
Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. Each property is also eligible to obtain an additional six-year exemption, provided certain qualifications are met. To date, The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao and The Parisian Macao have obtained a second exemption, extending the property tax exemption to July 2019, July 2020 and August 2028, respectively. Under the initial exemption, Sands Cotai Central has a distinct exemption for each hotel tower with expiration dates that range from March 2018 to November 2021. The Company is currently working on obtaining the second exemption for Sands Cotai Central.

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
Macao
As of December 31, 2018, we have capitalized an aggregate of $12.93 billion in construction costs and land premiums for our Cotai Strip developments, which include The Venetian Macao, Sands Cotai Central, The Parisian Macao and The Plaza Macao and Four Seasons Hotel Macao, as well as our investments in transportation infrastructure, including our passenger ferry service operations.
We previously announced the renovation, expansion and rebranding of the Sands Cotai Central into a new destination Integrated Resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks, and expanded retail and food and beverage venues. We will add approximately 370 luxury suites in the St. Regis Tower Suites Macao. Design work is nearing completion and construction is being initiated and will be phased to minimize disruption during the property’s peak periods. We expect the additional St. Regis Tower Suites Macao to be completed in 2020 and The Londoner Macao project to be completed in phases throughout 2020 and 2021.
We also previously announced the Four Seasons Tower Suites Macao, which will feature approximately 290 additional premium quality suites. We have completed the structural work of the tower and have commenced preliminary build out of the suites. We expect the project to be completed in the first quarter of 2020.
We anticipate the total costs associated with these development projects to be approximately $2.2 billion. The ultimate costs and completion dates for these projects are subject to change as we finalize our planning and design work and complete the projects. See "Item 1A — Risk Factors — Risks Related to Our Business — There are significant risks associated with our construction projects, which could have a material adverse effect on our financial condition, results of operations and cash flows."

United States
We were constructing the Las Vegas Condo Tower, located on the Las Vegas Strip within The Venetian Resort Las Vegas. In 2008, we suspended our construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We continue to evaluate the highest return opportunity for the project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should management decide to abandon the project, we could record a charge for some portion of the $129 million in capitalized construction costs as of December 31, 2018.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net cash generated from operating activities	$4,701	$4,543	$4,044
Cash flows from investing activities:
Capital expenditures	(949)	(837)	(1,398)
Proceeds from disposal of property and equipment	19	15	5
Acquisition of intangible assets	—	—	(47)
Net cash used in investing activities	(930)	(822)	(1,440)
Cash flows from financing activities:
Proceeds from exercise of stock options	79	40	17
Repurchase of common stock	(905)	(375)	—
Dividends paid	(2,979)	(2,943)	(2,924)
Proceeds from long-term debt	7,593	654	2,296
Repayments of long-term debt	(5,178)	(858)	(1,987)
Payments of financing costs	(132)	(5)	(33)
Net cash used in financing activities	(1,522)	(3,487)	(2,631)
Effect of exchange rate on cash, cash equivalents and restricted cash	(18)	58	(22)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	2,231	292	(49)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	2,430	2,138	2,187
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$4,661	$2,430	$2,138
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. For the year ended December 31, 2018, net cash generated from operating activities increased $158 million compared to the year ended December 31, 2017. The increase was primarily attributable to an increase in operating income, driven by our Macao operations. For the year ended December 31, 2017, net cash generated from operating activities increased $499 million compared to the year ended December 31, 2016. The increase was primarily attributable to the increase in operating cash flows generated from our Macao and Singapore operations.

Cash Flows — Investing Activities
Capital expenditures for the year ended December 31, 2018, totaled $949 million, including $535 million in Macao, which consisted primarily of $180 million for the Venetian Macao, $131 million for each of Sands Cotai Central and The Parisian Macao; $182 million in Singapore; $127 million at our Las Vegas Operating Properties; and $105 million for corporate and other activities.
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
Cash Flows — Financing Activities
Net cash flows used in financing activities were $1.52 billion for the year ended December 31, 2018, which was primarily attributable to $2.98 billion in dividend payments and $905 million in common stock repurchases, partially offset by net proceeds of $2.42 billion from the issuance of the SCL Senior Notes and borrowings under the 2013 U.S. Credit Facility.
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
As of December 31, 2018, we had $3.51 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of letters of credit.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-term Debt") and operating cash flows.
In March 2018, we amended our SGD 4.80 billion (approximately $3.51 billion at exchange rates in effect on December 31, 2018) Singapore credit facility, which extended the maturities of the term loans and revolving loans to March 29, 2024, and September 29, 2023, respectively, and amended the amortization schedule and the leverage covenant to provide that the leverage ratio not exceed 4.0x for all quarterly periods through maturity (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-term Debt — 2012 Singapore Credit Facility").
In March 2018, we amended our U.S. Credit Facility, which refinanced the term loans in an aggregate amount of $2.16 billion, extended the maturity of the term loans to March 27, 2025, and reduced the applicable margin credit spread for borrowings under the term loans. In June 2018, we further amended our U.S. Credit Facility to, among other things, increase the amount of the term loans by $1.35 billion, to an aggregate amount of $3.51 billion (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt — 2013 U.S. Credit Facility").
In August 2018, SCL issued, in a private offering, three series of unsecured notes in an aggregate principal amount of $5.50 billion (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt — SCL Senior Notes"). A portion of the net proceeds from the offering was used to repay in full the outstanding borrowings under the prior Macao credit facility. We will use the remaining net proceeds from the offering of the SCL Senior Notes for general corporate purposes, including capital expenditures. In connection with the SCL Senior Notes, we entered into interest rate swap agreements in August 2018, which were designated as fair value hedges (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 — Derivative Instruments").
We entered into a $2.0 billion revolving credit facility available pursuant to the facility agreement, dated November 20, 2018, (the "SCL Credit Facility") and on November 20, 2018, effective as of November 21, 2018, we canceled the remaining commitments under the prior Macao credit facility. As of December 31, 2018, no amounts were drawn on the SCL Credit Facility.
Our U.S., Macao and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio of debt or net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined ("Adjusted EBITDA"). The U.S. credit facility requires our Las Vegas operations to maintain a maximum leverage ratio of net debt to Adjusted EBITDA at the end of each quarter to the extent any revolving loans or certain letters of credit are outstanding. The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our SCL credit facility requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA of 4.0x for all quarterly periods through maturity. Our Singapore credit facility requires our Marina Bay Sands operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA of 4.0x for all quarterly periods through maturity. As of December 31, 2018, our U.S., Macao and Singapore leverage ratios, as defined per the respective credit facility agreements, were 0.6x, 1.9x and 1.9x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 4.0x and 4.0x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
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
We held unrestricted cash and cash equivalents of approximately $4.65 billion and restricted cash and cash equivalents of approximately $13 million as of December 31, 2018, of which approximately $3.0 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $3.0 billion, approximately $2.20 billion is available to be repatriated to the U.S., and we do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. U.S. tax reform created a one-time mandatory tax on the previously unremitted earnings of foreign subsidiaries upon transitioning from a worldwide tax system to a territorial tax system. The foreign taxes paid on these earnings created a U.S. foreign tax credit that offsets this one-time tax. Foreign earnings repatriated to the U.S. in the future will be exempt from U.S. income tax and we do not expect significant withholding or other foreign taxes to apply to the repatriation of these earnings. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $3.51 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit, as of December 31, 2018, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure.
During the year ended December 31, 2018, we paid a quarterly dividend of $0.75 per common share as part of a regular cash dividend program and recorded $2.35 billion as a distribution against retained earnings. In January 2019, our Board of Directors declared a quarterly dividend of $0.77 per common share (a total estimated to be approximately $597 million) to be paid on March 28, 2019, to shareholders of record on March 20, 2019. We expect this level of dividend to continue quarterly through the remainder of 2019. Our Board of Directors will continually assess the level and appropriateness of any cash dividends.
On February 23 and June 22, 2018, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.05 billion, of which the Company retained $1.44 billion during the year ended December 31, 2018). In January 2019, the Board of Directors of SCL declared a dividend of HKD 0.99 per share (a total of $1.02 billion, of which we will retain approximately $715 million) to SCL shareholders of record on February 4, 2019, which was paid on February 22, 2019.
In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of our outstanding common stock, which was to expire in November 2018. In June 2018, our Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion and extending the expiration date to November 2020. During the year ended December 31, 2018, we repurchased 14,998,127 shares of our common stock for $905 million (including commissions) under this program. All share repurchases of our common stock have been recorded as treasury stock. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions.
Aggregate Indebtedness and Other Known Contractual Obligations
Our total long-term indebtedness and other known contractual obligations are summarized below as of December 31, 2018:

	Payments Due by Period(1)
	2019	2020 - 2021	2022 - 2023	Thereafter	Total
	(In millions)
Long-Term Debt Obligations(2)
2013 U.S. Credit Facility	$35	$70	$70	$3,310	$3,485
SCL Senior Notes	—	—	1,800	3,700	5,500
2012 Singapore Credit Facility	63	126	2,332	563	3,084
Capital Leases	13	3	—	—	16
Fixed Interest Payments	277	555	555	698	2,085
Variable Interest Payments(3)	240	470	426	179	1,315
Contractual Obligations
Operating Leases(4)	35	51	45	294	425
Mall Deposits(5)	52	68	18	11	149
Macao Annual Premium(6)	42	85	21	—	148
Other(7)	159	177	65	218	619
Total	$916	$1,605	$5,332	$8,973	$16,826
_______________________

(1)
As of December 31, 2018, we had a $51 million liability related to uncertain tax positions; we do not expect this liability to result in a payment of cash within the next 12 months. We are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions; therefore, such amounts are not included in the table.

(2)	See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Long-Term Debt" for further details on these financing transactions.

(3)
Based on the 1-month rates as of December 31, 2018, London Inter-Bank Offered Rate ("LIBOR") of 2.50%, and Singapore Swap Offer Rate ("SOR") of 1.75% plus the applicable interest rate spread in accordance with the respective debt agreements.

(4)
We are party to certain operating leases for real estate and various equipment, which primarily include $135 million related to a 99-year lease agreement (85 years remaining) for a parking structure located adjacent to The Venetian Resort Las Vegas, $90 million related to certain leaseback agreements related to the sale of the Grand Canal Shoppes and $77 million related to long-term land leases with an initial term of 25 years.

(5)	Mall deposits consist of refundable security deposits received from mall tenants.

(6)
In addition to the 39% gross gaming win tax in Macao (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual premium with a fixed portion and a variable portion, which is based on the number and type of gaming tables and gaming machines we operate. Based on the gaming tables and gaming machines in operation as of December 31, 2018, the annual premium payable to the Macao government is approximately $42 million through the termination of the gaming subconcession in June 2022.

(7)
Consists of all other non-cancellable contractual obligations and primarily relates to certain hotel and restaurant management and service agreements. The amounts exclude open purchase orders with our suppliers that have not yet been received as these agreements generally allow us the option to cancel, reschedule and adjust terms based on our business needs prior to the delivery of goods or performance of services.

Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than interest rate swaps.
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
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions included in this report, the words: "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions, as they relate to our company or management, are intended to identify forward-looking statements. Although we believe these forward-looking statements are reasonable, we cannot assure you any forward-looking statements will prove to be correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:

•
general economic and business conditions in the U.S. and internationally, which may impact levels of disposable income, consumer spending, group meeting business, pricing of hotel rooms and retail and mall sales;

•	the uncertainty of consumer behavior related to discretionary spending and vacationing at our Integrated Resorts in Macao, Singapore, Las Vegas and Bethlehem, Pennsylvania;

•	the extensive regulations to which we are subject and the costs of compliance or failure to comply with such regulations;

•	our ability to maintain our gaming licenses, certificate and subconcession in Macao, Singapore, Las Vegas and Bethlehem, Pennsylvania;

•	new developments, construction projects and ventures, including our Cotai Strip developments;

•	fluctuations in currency exchange rates and interest rates;

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

•
our failure to maintain the integrity of information systems that contain legally protected information about people and company data, including against past or future cybersecurity attacks, and any litigation or disruption to our operations resulting from such loss of data integrity;

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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Allowance for Doubtful Casino Accounts
We maintain an allowance, or reserve, for doubtful casino accounts at our operating casino resorts in Macao, Singapore and the U.S., which we regularly evaluate. We specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer's financial condition, collection history and any other known information, and we apply standard reserve percentages to aged account balances under the specified dollar amount. We also monitor regional and global economic conditions and forecasts in our evaluation of the adequacy of the recorded reserves. Credit or marker play was 15.3%, 16.0% and 65.8% of table games play at our Macao properties, Marina Bay Sands and Las Vegas Operating Properties, respectively, during the year ended December 31, 2018. Our table games play in Pennsylvania is primarily conducted on a cash basis. Our allowance for doubtful casino accounts was 41.1% and 51.5% of gross casino receivables as of December 31, 2018 and 2017, respectively. The credit extended to gaming promoters can be offset by the commissions payable to said gaming promoters, which is considered in the establishment of the allowance for doubtful accounts. Our allowance for doubtful accounts from our hotel and other receivables is not material.
Litigation Accrual
We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions based on all relevant facts and circumstances currently available and include such accruals in other accrued liabilities in the consolidated balance sheets when it is determined such contingencies are both probable and reasonably estimable.
Property and Equipment
At December 31, 2018, we had net property and equipment of $15.15 billion, representing 67.2% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations, such as contractual life. Future events, such as property expansions, property developments, new competition or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. The estimated useful lives of assets are periodically reviewed and adjusted as necessary on a prospective basis. During the year ended December 31, 2017, we completed an evaluation of the estimated useful lives of our property and equipment (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies — Property and Equipment").
For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we first group our assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the "asset group"). Secondly, we estimate the undiscounted future cash flows directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.
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
Our foreign and U.S. tax rate differential reflects the fact income earned in Singapore and Macao is taxed at local rates, which are lower than U.S. tax rates. In August 2018, we received an additional exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance for the period January 1, 2019 through June 26, 2022, the date our subconcession agreement expires. We entered into an agreement with the Macao government effective through the end of 2018 that provided for an annual payment of 42 million patacas (approximately $5 million at exchange rates in effect on December 31, 2018) that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions. In September 2018, we requested an additional agreement with the Macao government through June 26, 2022, to correspond to the expiration of the income tax exemption for gaming operations; however, there is no assurance we will receive the additional agreement.
Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is "more-likely-than-not" such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a "more-likely-than-not" realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring, and implementation of tax planning strategies.
We recorded a valuation allowance on the net deferred tax assets of certain foreign jurisdictions of $268 million and $261 million, as of December 31, 2018 and 2017, respectively, and a valuation allowance on certain net deferred tax assets of our U.S. operations of $4.50 billion and $4.43 billion as of December 31, 2018 and 2017, respectively. Management will reassess the realization of deferred tax assets based on the applicable accounting standards for income taxes each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent the financial results of these operations improve and it becomes "more-likely-than-not" the deferred tax assets are realizable, we will be able to reduce the valuation allowance in the period such determination is made, as appropriate.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the tax treatment is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is "more-likely-than-not" the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We recorded unrecognized tax benefits of $118 million and $92 million as of December 31, 2018 and 2017, respectively. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may be different.
Our major tax jurisdictions are the U.S., Macao, and Singapore. We could be subject to examination for years beginning 2010 in the U.S. and for years beginning 2014 in Macao and Singapore.
U.S. tax reform made significant changes to U.S. income tax laws including lowering the U.S. corporate tax rate to 21% effective beginning in 2018 and transitioning from a worldwide tax system to a territorial tax system resulting in dividends from our foreign subsidiaries not being subject to U.S. income tax and creating a one-time tax on previously unremitted earnings of foreign subsidiaries. As a result, during the year ended December 31, 2017, we recorded a tax benefit of $526 million relating to the reduction of the valuation allowance on certain deferred tax assets that were previously determined not likely to be utilized and also the revaluation of our U.S. deferred tax liabilities at the reduced corporate income tax rate of 21%.
Recent Accounting Pronouncements
See related disclosure at "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies."
ITEM 7A. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are interest rate risk associated with our long-term debt and interest rate swap contracts and foreign currency exchange rate risk associated with our operations outside the United States, which we may manage through the use of futures, options, caps, forward contracts and similar instruments. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. Our derivative financial instruments currently consist of interest rate swap contracts on certain fixed-rate long-term debt, which have been designated as hedging instruments for accounting purposes.
As of December 31, 2018, the estimated fair value of our long-term debt was approximately $11.65 billion, compared to its carrying value of $12.08 billion. The estimated fair value of our long-term debt is based on level 2 inputs (quoted prices in markets that are not active). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $396 million, inclusive of the impact from the interest rate swaps. A hypothetical 100 basis point change in LIBOR and SOR would cause our annual interest cost on our long-term debt to change by approximately $121 million.
The total notional amount of our fixed-to-variable interest rate swaps was $5.50 billion as of December 31, 2018. The fair value of the interest rate swaps, on a stand-alone basis, as of December 31, 2018, was an asset of $56 million. A hypothetical 100 basis point change in LIBOR would cause the fair value of the interest rate swaps to change by approximately $88 million.
Foreign currency transaction gains for the year ended December 31, 2018, were $25 million primarily due to Singapore dollar denominated intercompany debt reported in U.S. dollars and U.S. dollar denominated debt issued by SCL. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of December 31, 2018, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $129 million and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $40 million. The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Las Vegas Sands Corp. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 22, 2019
We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Las Vegas Sands Corp. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018 of the Company and our report dated February 22, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule.
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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 22, 2019

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$4,648	$2,419
Restricted cash and cash equivalents	13	11
Accounts receivable, net	726	615
Inventories	35	37
Prepaid expenses and other	144	115
Total current assets	5,566	3,197
Property and equipment, net	15,154	15,516
Deferred income taxes, net	368	493
Leasehold interests in land, net	1,198	1,237
Intangible assets, net	72	89
Other assets, net	189	155
Total assets	$22,547	$20,687
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$178	$171
Construction payables	189	152
Other accrued liabilities	2,435	2,076
Income taxes payable	244	261
Current maturities of long-term debt	111	296
Total current liabilities	3,157	2,956
Other long-term liabilities	179	147
Deferred income taxes	191	206
Deferred amounts related to mall sale transactions	401	407
Long-term debt	11,874	9,344
Total liabilities	15,802	13,060
Commitments and contingencies (Note 15)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 832 and 831 shares issued, 775 and 789 shares outstanding	1	1
Treasury stock, at cost, 57 and 42 shares	(3,727)	(2,818)
Capital in excess of par value	6,680	6,580
Accumulated other comprehensive income (loss)	(40)	14
Retained earnings	2,770	2,709
Total Las Vegas Sands Corp. stockholders' equity	5,684	6,486
Noncontrolling interests	1,061	1,141
Total equity	6,745	7,627
Total liabilities and equity	$22,547	$20,687
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(In millions, except per share data)
Revenues:
Casino	$9,819	$9,086	$7,886
Rooms	1,733	1,586	1,499
Food and beverage	865	828	747
Mall	690	651	591
Convention, retail and other	622	577	548
Net revenues	13,729	12,728	11,271
Operating expenses:
Casino	5,448	4,876	4,365
Rooms	438	411	370
Food and beverage	673	640	584
Mall	79	77	64
Convention, retail and other	336	325	303
Provision for doubtful accounts	5	96	173
General and administrative	1,483	1,417	1,287
Corporate	202	173	256
Pre-opening	6	8	130
Development	12	13	9
Depreciation and amortization	1,111	1,171	1,111
Amortization of leasehold interests in land	35	37	38
Loss on disposal or impairment of assets	150	20	79
	9,978	9,264	8,769
Operating income	3,751	3,464	2,502
Other income (expense):
Interest income	59	16	10
Interest expense, net of amounts capitalized	(446)	(327)	(274)
Other income (expense)	26	(94)	31
Loss on modification or early retirement of debt	(64)	(5)	(5)
Income before income taxes	3,326	3,054	2,264
Income tax (expense) benefit	(375)	209	(239)
Net income	2,951	3,263	2,025
Net income attributable to noncontrolling interests	(538)	(455)	(346)
Net income attributable to Las Vegas Sands Corp.	$2,413	$2,808	$1,679
Earnings per share:
Basic	$3.07	$3.55	$2.11
Diluted	$3.07	$3.55	$2.11
Weighted average shares outstanding:
Basic	786	792	795
Diluted	786	792	795
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net income	$2,951	$3,263	$2,025
Currency translation adjustment, before and after tax	(58)	125	(54)
Total comprehensive income	2,893	3,388	1,971
Comprehensive income attributable to noncontrolling interests	(534)	(447)	(345)
Comprehensive income attributable to Las Vegas Sands Corp.	$2,359	$2,941	$1,626
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders' Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
	(In millions)
Balance at January 1, 2016	$1	$(2,443)	$6,485	$(66)	$2,822	$1,600	$8,399
Net income	—	—	—	—	1,679	346	2,025
Currency translation adjustment	—	—	—	(53)	—	(1)	(54)
Exercise of stock options	—	—	14	—	—	3	17
Tax shortfall from stock-based compensation	—	—	(11)	—	—	—	(11)
Conversion of equity awards to liability awards	—	—	(1)	—	—	(1)	(2)
Stock-based compensation	—	—	29	—	—	5	34
Dividends declared ($2.88 per share) (Note 11)	—	—	—	—	(2,288)	(634)	(2,922)
Balance at December 31, 2016	1	(2,443)	6,516	(119)	2,213	1,318	7,486
Cumulative effect adjustment from change in accounting principle	—	—	3	—	(2)	(1)	—
Net income	—	—	—	—	2,808	455	3,263
Currency translation adjustment	—	—	—	133	—	(8)	125
Exercise of stock options	—	—	35	—	—	5	40
Conversion of equity awards to liability awards	—	—	(3)	—	—	(1)	(4)
Stock-based compensation	—	—	29	—	—	5	34
Repurchase of common stock	—	(375)	—	—	—	—	(375)
Dividends declared ($2.92 per share) (Note 11)	—	—	—	—	(2,310)	(632)	(2,942)
Balance at December 31, 2017	1	(2,818)	6,580	14	2,709	1,141	7,627
Net income	—	—	—	—	2,413	538	2,951
Currency translation adjustment	—	—	—	(54)	—	(4)	(58)
Exercise of stock options	—	(4)	74	—	—	9	79
Stock-based compensation	—	—	26	—	—	4	30
Repurchase of common stock	—	(905)	—	—	—	—	(905)
Dividends declared ($3.00 per share) (Note 11)	—	—	—	—	(2,352)	(627)	(2,979)
Balance at December 31, 2018	$1	$(3,727)	$6,680	$(40)	$2,770	$1,061	$6,745
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Cash flows from operating activities:
Net income	$2,951	$3,263	$2,025
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	1,111	1,171	1,111
Amortization of leasehold interests in land	35	37	38
Amortization of deferred financing costs and original issue discount	35	42	44
Amortization of deferred gain on and rent from mall sale transactions	(5)	(4)	(4)
Loss on modification or early retirement of debt	64	5	2
Loss on disposal or impairment of assets	149	20	79
Stock-based compensation expense	30	34	34
Provision for doubtful accounts	5	96	173
Foreign exchange (gain) loss	(26)	53	(21)
Deferred income taxes	113	(497)	24
Changes in operating assets and liabilities:
Accounts receivable	(119)	83	319
Other assets	(40)	22	(36)
Accounts payable	8	40	19
Other liabilities	390	178	237
Net cash generated from operating activities	4,701	4,543	4,044
Cash flows from investing activities:
Capital expenditures	(949)	(837)	(1,398)
Proceeds from disposal of property and equipment	19	15	5
Acquisition of intangible assets	—	—	(47)
Net cash used in investing activities	(930)	(822)	(1,440)
Cash flows from financing activities:
Proceeds from exercise of stock options	79	40	17
Repurchase of common stock	(905)	(375)	—
Dividends paid	(2,979)	(2,943)	(2,924)
Proceeds from long-term debt (Note 9)	7,593	654	2,296
Repayments of long-term debt (Note 9)	(5,178)	(858)	(1,987)
Payments of financing costs	(132)	(5)	(33)
Net cash used in financing activities	(1,522)	(3,487)	(2,631)
Effect of exchange rate on cash, cash equivalents and restricted cash	(18)	58	(22)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	2,231	292	(49)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	2,430	2,138	2,187
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$4,661	$2,430	$2,138

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$326	$269	$214
Cash payments for taxes, net of refunds	$264	$230	$204
Changes in construction payables	$37	$(232)	$20
Non-cash investing and financing activities:
Capitalized stock-based compensation costs	$1	$—	$—
Change in dividends payable included in other accrued liabilities	$—	$(1)	$(1)
Property and equipment acquired under capital lease	$1	$—	$6
Conversion of equity awards to liability awards	$—	$4	$2
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
Macao
The Company currently owns 70.0% of SCL, which includes the operations of The Venetian Macao Resort Hotel ("The Venetian Macao"), Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Cotai Strip (the "Four Seasons Hotel Macao"), Sands Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession agreement, which expires in June 2022.
The Company owns and operates The Venetian Macao, which anchors the Cotai Strip, the Company's master-planned development of Integrated Resorts on an area of approximately 140 acres in Macao. The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 374,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; a mall with retail and dining space of approximately 943,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.
The Company owns the Sands Cotai Central, an Integrated Resort situated across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Hotel Macao. The Sands Cotai Central opened in phases, beginning in April 2012. The property features four hotel towers: the first hotel tower, consisting of approximately 650 five-star rooms and suites under the Conrad brand and approximately 1,200 four-star rooms and suites under the Holiday Inn brand; the second hotel tower, consisting of approximately 1,800 rooms and suites under the Sheraton brand; the third hotel tower, consisting of approximately 2,100 rooms and suites under the Sheraton brand; and the fourth hotel tower, consisting of approximately 400 rooms and suites under the St. Regis brand. Within Sands Cotai Central, the Company also owns and currently operates approximately 367,000 square feet of gaming space, approximately 369,000 square feet of meeting space and approximately 520,000 square feet of retail space, as well as entertainment and dining facilities.
On September 13, 2016, the Company opened The Parisian Macao, an Integrated Resort connected to The Venetian Macao and The Plaza Macao and Four Seasons Hotel Macao, which includes a 253,000 square foot casino. The Parisian Macao also features approximately 2,500 rooms and suites; approximately 296,000 square feet of retail and dining space; a meeting room complex of approximately 63,000 square feet; and a 1,200-seat theater.
The Company owns The Plaza Macao and Four Seasons Hotel Macao, which features 360 rooms and suites managed and operated by Four Seasons Hotels Inc. and is located adjacent and connected to The Venetian Macao. Within the Integrated Resort, the Company owns and operates the Plaza Casino, which features approximately 105,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 242,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company owns and operates the Sands Macao, the first Las Vegas-style casino in Macao. The Sands Macao offers approximately 213,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.
Singapore
The Company owns and operates the Marina Bay Sands in Singapore, which features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, a theater and a landmark iconic structure at the bay-front promenade that contains an art/science museum.
United States
Las Vegas
The Company owns and operates The Venetian Resort Hotel Casino ("The Venetian Resort Las Vegas"), with three hotel towers, which include The Venetian Tower, a Renaissance Venice-themed resort; the adjoining Venezia Tower; The Palazzo Tower, a resort featuring modern European ambience and design; and an expo and convention center of approximately 1.2 million square feet (the "Sands Expo Center," together with The Venetian Resort Las Vegas, the "Las Vegas Operating Properties"). The Las Vegas Operating Properties, situated on the Las Vegas Strip, is an Integrated Resort with approximately 7,100 suites; approximately 225,000 square feet of gaming space; a meeting and conference facility of approximately 1.1 million square feet; and the Grand Canal Shoppes, which consists of an enclosed retail, dining and entertainment complex that was sold to GGP Limited Partnership ("GGP," see "Note 14 — Mall Activities"). In total, the Las Vegas Operating Properties offer approximately 2.3 million gross square feet of state-of-the-art exhibition and meeting facilities that can be configured to provide small, mid-size or large meeting rooms and/or accommodate large-scale multi-media events or trade shows.
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
On March 8, 2018, the Company entered into a purchase and sale agreement under which PCI Gaming Authority, an unincorporated, chartered instrumentality of the Poarch Band of Creek Indians, will acquire Sands Bethlehem for a total enterprise value of $1.30 billion. The closing of the transaction is subject to regulatory review and other closing conditions.
Development Projects
The Company is constantly evaluating opportunities to improve its product offerings, such as refreshing its meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and its gaming areas, as well as other anticipated revenue generating additions to the Company's Integrated Resorts.
Macao
The Company previously announced the renovation, expansion and rebranding of the Sands Cotai Central into a new destination Integrated Resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks, and expanded retail and food and beverage venues. The Company will add approximately 370 luxury suites in the St. Regis Tower Suites Macao. Design work is nearing completion and construction is being

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

initiated and will be phased to minimize disruption during the property’s peak periods. The Company expects the additional St. Regis Tower Suites Macao to be completed in 2020 and The Londoner Macao project to be completed in phases throughout 2020 and 2021.
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
United States
The Company was constructing a high-rise residential condominium tower (the "Las Vegas Condo Tower"), located on the Las Vegas Strip within The Venetian Resort Las Vegas. In 2008, the Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company continues to evaluate the highest return opportunity for the project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, the Company could record a charge for some portion of the $129 million in capitalized construction costs (net of depreciation) as of December 31, 2018.
Other
The Company continues to evaluate current development projects in each of our markets and pursue new development opportunities globally.
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
As of December 31, 2018 and 2017, the Company's consolidated joint ventures had total assets of $73 million and $77 million, respectively, and total liabilities of $225 million and $198 million, respectively. The Company's joint ventures had intercompany liabilities of $223 million and $196 million as of December 31, 2018 and 2017, respectively.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information currently available to the Company

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from those estimates.
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
Accounts Receivable and Credit Risk
Accounts receivable are comprised of casino, hotel and other receivables, which do not bear interest and are recorded at cost. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. The Company also extends credit to gaming promoters in Macao, which receivables can be offset against commissions payable to the respective gaming promoters. Business or economic conditions, the legal enforceability of gaming debts, foreign currency control measures or other significant events in foreign countries could affect the collectability of receivables from customers and gaming promoters residing in these countries.
The allowance for doubtful accounts represents the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on an analysis of the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer's financial condition, collection history and any other known information, and the Company applies standard reserve percentages to aged account balances under the specified dollar amount. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes there are no concentrations of credit risk for which an allowance has not been established. Although management believes the allowance is adequate, it is possible the estimated amount of cash collections with respect to accounts receivable could change.
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
During the year ended December 31, 2017, the Company changed the estimated useful lives of certain of its property and equipment based on a combination of factors accumulating over time that provided the Company with updated information to make a better estimate of the economic lives of these assets. These factors included (1) the accumulation of historical asset replacement data at the Company's operating properties, which reflects the actual length of time the Company uses certain property and equipment, (2) the stabilization of the operating, regulatory and

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

competitive environment in each jurisdiction the Company operates in, which includes meeting the final land concession government-imposed deadlines for the Company's Macao properties on the Cotai Strip, (3) transitioning to more predictable renovation cycles at the Company's operating properties and (4) consideration of the estimated useful lives assigned to buildings of the Company's peers in the gaming and hospitality industry. Based on these factors, as well as the anticipated use and condition of the assets evaluated, the Company determined changes to the useful lives of certain property and equipment were appropriate. As a result, the Company revised the estimated useful lives of its buildings, building improvements and land improvements from a range of 15 to 40 years to 10 to 50 years and certain other furniture, fixtures and equipment from 3 to 6 years to 5 to 10 years to better reflect the estimated periods during which these assets are expected to remain in service.
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
For assets to be held and used (including projects under development), fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the "asset group"). Secondly, the Company estimates the undiscounted future cash flows directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.
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
Capitalized Interest and Internal Costs
Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2018, 2017 and 2016, the Company capitalized $3 million, $2 million and $34 million, respectively, of interest expense.
During the years ended December 31, 2018, 2017 and 2016, the Company capitalized approximately $31 million, $24 million and $29 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
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
Indefinite Useful Life Assets
Assets with indefinite useful lives are regularly assessed to ensure they continue to meet the indefinite useful life criteria. These assets are not subject to amortization and are tested for impairment and recoverability annually or more frequently if events or circumstances indicate the assets might be impaired. When performing the impairment analysis, the Company may first conduct a qualitative assessment to determine whether it is "more-likely-than-not" the asset is impaired. If the Company elects to perform a qualitative assessment and it is determined it is "more-likely-than-not" the asset is impaired after assessing the qualitative factors, the Company then performs an impairment test that consists of a comparison of the fair value of the asset with its carrying amount. If the fair value of the asset exceeds the carrying amount, no impairment is recognized. If the fair value of the asset does not exceed the carrying amount, an impairment will be recognized in an amount equal to the difference.
As of December 31, 2018, the Company had assets of $50 million and $17 million related to its Sands Bethlehem gaming license and table games certificate, respectively, both of which were determined to have an indefinite useful life and have been recorded within intangible assets in the accompanying consolidated balance sheets. For the years ended December 31, 2018 and 2016, the annual impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of the most recent fair value calculation, current year and projected operating results, and macro-economic and industry conditions. The Company considered the qualitative factors and determined it was not "more-likely-than-not" the indefinite lived intangible assets were impaired. For the year ended December 31, 2017, the Company elected to perform a quantitative analysis with the last quantitative analysis being performed during the year ended December 31, 2014. The fair value of the Company’s gaming license and table games certificate was estimated using the Company’s expected adjusted property EBITDA (as defined in "Note 19 — Segment Information"), combined with estimated future tax-affected cash flows and a terminal value using the Gordon Growth Model, which were discounted to present value at rates commensurate with the Company’s capital structure and the prevailing borrowing rates within the casino industry in general. Adjusted property EBITDA and discounted cash flows are common measures used to value cash-intensive businesses such as casinos. Determining the fair value of the gaming license and table games certificate is judgmental in nature and requires the use of significant estimates and assumptions, including adjusted property EBITDA, growth rates, discount rates and future market conditions, among others.
Future changes to the Company's estimates and assumptions based upon changes in macro-economic factors, operating results or management's intentions may result in future changes to the fair value of the gaming license and table games certificate. No impairment charge related to these assets was necessary for the years ended December 31, 2018, 2017 and 2016.

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
Gross casino revenue is the aggregate of gaming wins and losses. The commissions rebated to gaming promoters and premium players for rolling play, cash discounts and other cash incentives to patrons related to gaming play are recorded as a reduction to gross casino revenue. Gaming contracts include a performance obligation to honor the patron’s wager and typically include a performance obligation to provide a product or service to the patron on a complimentary basis to incentivize gaming or in exchange for points earned under the Company’s loyalty programs.
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
For wagering contracts that include products and services provided to a patron in exchange for points earned under the Company’s loyalty programs, the Company allocates the estimated fair value of the points earned to the loyalty program liability. The loyalty program liability is a deferral of revenue until redemption occurs. Upon redemption of loyalty program points for Company-owned products and services, the stand-alone selling price of each product or service is allocated to the respective revenue type. For redemptions of points with third parties, the redemption amount is deducted from the loyalty program liability and paid directly to the third party. Any discounts received by the Company from the third party in connection with this transaction are recorded to other revenue.
After allocation to the other revenue types for products and services provided to patrons as part of a wagering contract, the residual amount is recorded to casino revenue as soon as the wager is settled. As all wagers have similar characteristics, the Company accounts for its gaming contracts collectively on a portfolio basis versus an individual basis.
Hotel revenue recognition criteria are met at the time of occupancy. Food and beverage revenue recognition criteria are met at the time of service. Convention revenues are recognized when the related service is rendered or the event is held. Deposits for future hotel occupancy, convention space or food and beverage services contracts are recorded as deferred revenue until the revenue recognition criteria are met. Cancellation fees for hotel, convention space and food and beverage services are recognized upon cancellation by the customer and are included in other revenues. Ferry and entertainment revenue recognition criteria are met at the completion of the ferry trip or event, respectively. Revenue from contracts with a combination of these services is allocated pro rata based on each service’s relative stand-alone selling price.
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
Gaming Taxes
The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes, including the goods and services tax in Singapore, are an assessment on the Company's gaming revenue and are recorded as a casino expense in the accompanying consolidated statements of operations. These taxes were $4.09 billion, $3.60 billion and $3.24 billion for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Advertising Costs
Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs included in the accompanying consolidated statements of operations were $132 million, $129 million and $121 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Weighted average common shares outstanding (used in the calculation of basic earnings per share)	786	792	795
Potential dilution from stock options and restricted stock and stock units	—	—	—
Weighted average common and common equivalent shares (used in the calculation of diluted earnings per share)	786	792	795
Antidilutive stock options excluded from the calculation of diluted earnings per share	2	6	7

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Stock-Based Employee Compensation
The Company accounts for its stock-based employee compensation in accordance with accounting standards regarding share-based payment, which establishes accounting for equity instruments exchanged for employee services. Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized over the employee's requisite service period (generally the vesting period of the equity grant). The Company's stock-based employee compensation plans are more fully discussed in "Note 16 — Stock-Based Employee Compensation."
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
The Company's foreign and U.S. tax rate differential reflects the fact income earned in Singapore and Macao is taxed at local rates, which are lower than U.S. tax rates. The Company enjoys an income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. In August 2018, the Company received an additional exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance for the period January 1, 2019 through June 26, 2022, the date the Company's subconcession agreement expires. The Company entered into an agreement with the Macao government, effective through the end of 2018 that provided for an annual payment of 42 million patacas (approximately $5 million at exchange rates in effect on December 31, 2018) that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. In September 2018, VML requested an additional agreement with the Macao government through June 26, 2022, to correspond to the expiration of the income tax exemption for gaming operations; however, there is no assurance VML will receive the additional agreement.
Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is "more-likely-than-not" such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a "more-likely-than-not" realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with operating loss and tax credit carryforwards not expiring, and tax planning strategies.
The Company recorded valuation allowances on the net deferred tax assets of certain foreign jurisdictions of $268 million and $261 million, as of December 31, 2018 and 2017, respectively, and a valuation allowance on certain deferred tax assets of its U.S. operations of $4.50 billion and $4.43 billion as of December 31, 2018 and 2017, respectively, which increased during the current year primarily due to a change in the expected utilization of U.S. foreign tax credits primarily due to guidance issued by the Internal Revenue Service ("IRS") related to the international provisions of U.S. tax reform, defined below. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent the financial results of these operations improve and it becomes "more-likely-than-not" the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance in the period such determination is made as appropriate.
Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provide a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is "more-likely-than-not" the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

as the largest amount that is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company recorded unrecognized tax benefits of $118 million and $92 million as of December 31, 2018 and 2017, respectively. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may be different.
In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Act") also referred to as "U.S. tax reform." The Act made significant changes to U.S. income tax laws including lowering the U.S. corporate tax rate to 21% effective beginning in 2018 and transitioning from a worldwide tax system to a territorial tax system resulting in dividends from the Company's foreign subsidiaries not being subject to U.S. income tax and creating a one-time tax on previously unremitted earnings of foreign subsidiaries. As a result, during the year ended December 31, 2017, the Company recorded a tax benefit of $526 million relating to the reduction of the valuation allowance on certain deferred tax assets previously determined not likely to be utilized and also the revaluation of the Company's U.S. deferred tax liabilities at the reduced corporate income tax rate of 21%.
The Company recorded this impact of enactment of U.S. tax reform subject to Staff Accounting Bulletin ("SAB") 118, which provided for a twelve-month remeasurement period to complete the accounting required under Accounting Standards Codification ("ASC") 740, Income Taxes. During this twelve month remeasurement period, as the new tax law continued to evolve, the Company adjusted these provisional amounts for related administrative guidance, notices, implementing regulations, legislative amendments and interpretations. The Company completed the accounting for effects of the Act in December 2018.
Accounting for Derivative Instruments and Hedging Activities
Accounting standards require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If specific conditions are met, a derivative may be designated as a hedge of specific financial exposures. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, on its effectiveness as a hedge. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company's exposure to market fluctuation throughout the hedge period.
Changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices, can impact the Company’s results of operations. The Company’s primary exposures to market risk are interest rate risk associated with long-term debt and foreign currency exchange rate risk associated with the Company’s operations outside the United States. The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings and foreign currency exchange rate risk associated with operations of its foreign subsidiaries. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps, forward contracts and similar instruments. The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions. Depending on its classification and position at the end of the reporting period, each derivative was reported as prepaid expenses and other; other assets, net; other accrued liabilities; or other long-term liabilities, as applicable, in the accompanying consolidated balance sheets. See "Note 10 — Derivative Instruments" for additional disclosures regarding derivatives.
Recent Accounting Pronouncements
In February 2016, the FASB issued an accounting standard update on leases, which requires all lessees to recognize right-of-use ("ROU") assets and lease liabilities, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. In July 2018, the FASB issued an additional update that allows for an optional transition approach allowing companies to forgo comparative reporting and instead adopt the guidance on a prospective basis. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. The Company adopted the new standard on January 1, 2019, on a prospective basis. The most significant impact is the recognition of ROU assets and lease liabilities on the Company's balance sheet for real estate operating leases. Management estimates adoption of the standard will result in the recognition of ROU assets and lease liabilities

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

for operating leases of approximately $330 million and approximately $340 million, respectively, as of January 1, 2019, with the difference recorded as a write-off of deferred rent. The adoption of this guidance will not have a material impact on net income.
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
Reclassification
Certain amounts in the accompanying consolidated balance sheet as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the years ended December 31, 2017 and 2016, have been adjusted to be consistent with the current year presentation. These adjustments resulted from the implementation of the accounting standards updates for revenue from contracts with customers and presentation of restricted cash on the statements of cash flows and reclassifying the immaterial cost of aircraft spare parts from inventories to other assets, net.
Note 3 — Revenue
Revenue Disaggregation
The Company operates Integrated Resorts internationally, in Macao and Singapore, and domestically, in Las Vegas and Pennsylvania. The Company generates revenues at its properties by providing the following types of products and services: gaming, rooms, food and beverage, mall and convention, retail and other. Revenue disaggregated by type of revenue and geographic location is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues
Year Ended December 31, 2018	(In millions)
Macao:
The Venetian Macao	$2,829	$223	$81	$234	$107	$3,474
Sands Cotai Central	1,622	331	102	69	29	2,153
The Parisian Macao	1,265	124	65	57	22	1,533
The Plaza Macao and Four Seasons Hotel Macao	502	39	29	145	4	719
Sands Macao	598	17	27	3	5	650
Ferry Operations and Other	—	—	—	—	160	160
	6,816	734	304	508	327	8,689
Marina Bay Sands	2,178	393	211	179	108	3,069
United States:
Las Vegas Operating Properties	357	590	324	—	411	1,682
Sands Bethlehem	468	16	26	4	22	536
	825	606	350	4	433	2,218
Intercompany eliminations(1)	—	—	—	(1)	(246)	(247)
Total net revenues	$9,819	$1,733	$865	$690	$622	$13,729

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues
Year Ended December 31, 2017
Macao:
The Venetian Macao	$2,362	$179	$74	$220	$89	$2,924
Sands Cotai Central	1,433	291	102	63	27	1,916
The Parisian Macao	1,120	128	61	66	20	1,395
The Plaza Macao and Four Seasons Hotel Macao	391	34	28	131	3	587
Sands Macao	574	19	27	—	6	626
Ferry Operations and Other	—	—	—	—	161	161
	5,880	651	292	480	306	7,609
Marina Bay Sands	2,333	358	183	167	93	3,134
United States:
Las Vegas Operating Properties	380	561	325	—	391	1,657
Sands Bethlehem	493	16	28	4	23	564
	873	577	353	4	414	2,221
Intercompany eliminations(1)	—	—	—	—	(236)	(236)
Total net revenues	$9,086	$1,586	$828	$651	$577	$12,728

Year Ended December 31, 2016
Macao:
The Venetian Macao	$2,286	$177	$75	$209	$84	$2,831
Sands Cotai Central	1,471	267	99	62	25	1,924
The Parisian Macao	315	36	20	23	7	401
The Plaza Macao and Four Seasons Hotel Macao	392	36	26	127	3	584
Sands Macao	614	20	26	—	8	668
Ferry Operations and Other	—	—	—	—	158	158
	5,078	536	246	421	285	6,566
Marina Bay Sands	1,965	376	189	166	95	2,791
United States:
Las Vegas Operating Properties	359	572	282	—	358	1,571
Sands Bethlehem	484	15	30	4	22	555
	843	587	312	4	380	2,126
Intercompany eliminations(1)	—	—	—	—	(212)	(212)
Total net revenues	$7,886	$1,499	$747	$591	$548	$11,271

____________________

(1)	Intercompany eliminations include royalties and other intercompany services (see "Note 19 — Segment Information").
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The outstanding chip liability represents the collective amounts owed to gaming promoters and patrons in exchange for gaming chips in their possession. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. The loyalty program liability represents a deferral of revenue until patron redemption of points earned. The loyalty program points are expected to be redeemed and recognized as revenue within one year of being earned. Customer deposits and other deferred revenue represent cash deposits made by customers for future services provided by the Company. With the exception of mall deposits, which typically extend beyond a year based on the terms of the lease, the majority of these customer deposits and other deferred revenue are expected to be recognized as revenue or refunded to the customer within one year of the date the deposit was recorded.
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2018	2017	2018	2017	2018	2017
	(In millions)
Balance at January 1	$478	$525	$63	$69	$714	$633
Balance at December 31	551	478	66	63	827	714
Increase (decrease)	$73	$(47)	$3	$(6)	$113	$81
____________________

(1)
Of this amount, $152 million, $145 million and $131 million as of December 31, 2018, December 31, 2017 and January 1, 2017, respectively, relates to mall deposits that are accounted for based on lease terms usually greater than one year.

Significant Impacts of Adoption
The Company adopted the new revenue recognition standard on January 1, 2018, on a full retrospective basis. The adoption of the change in accounting standards related to revenue from contracts with customers resulted in the following significant impacts: (1) promotional allowances line item was eliminated from the condensed consolidated statement of operations with the amount being deducted primarily from casino revenue, (2) the valuation of points associated with the Company’s loyalty programs was changed from cost to fair value; the loyalty program expense, previously charged to casino expense, was deducted from casino revenue to defer revenue recognition until redemption of the loyalty program points occurs; and redemption of the loyalty program points at third parties is now deducted from the loyalty program liability and paid directly to the third party, with any discounts received from the third party recorded to other revenue and (3) the portion of gaming promoter commissions previously recorded to casino expense is now deducted from casino revenue. These adjustments resulted in a decrease to net revenues and operating expenses of $154 million and $156 million, respectively, and an increase in operating income of $2 million for the year ended December 31, 2017, and a decrease to net revenues and operating expenses of $139 million and $148 million, respectively, and an increase in operating income of $9 million for the year ended December 31, 2016. The cumulative effect of the adoption was recognized as a decrease in retained earnings of $18 million and a decrease in equity from noncontrolling interests of $1 million on January 1, 2016.
Note 4 — Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2018	2017
	(In millions)
Casino	$763	$837
Rooms	98	109
Mall	78	47
Other	111	64
	1,050	1,057
Less — allowance for doubtful accounts	(324)	(442)
	$726	$615
Note 5 — Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2018	2017
	(In millions)
Land and improvements	$651	$672
Building and improvements	17,861	17,703
Furniture, fixtures, equipment and leasehold improvements	4,255	3,999
Transportation	458	455
Construction in progress	1,184	1,179
	24,409	24,008
Less — accumulated depreciation and amortization	(9,255)	(8,492)
	$15,154	$15,516
The property and equipment legally sold to GGP totaling $189 million (net of $111 million of accumulated depreciation) as of December 31, 2018, will continue to be recorded on the Company's consolidated balance sheet and will continue to be depreciated in the Company's consolidated statement of operations. See "Note 14 — Mall Activities — The Shoppes at The Palazzo."
The cost and accumulated depreciation of property and equipment the Company is leasing to third parties, primarily as part of its mall operations, was $1.36 billion and $469 million, respectively, as of December 31, 2018. The cost and accumulated depreciation of property and equipment that the Company is leasing to these third parties was $1.31 billion and $415 million, respectively, as of December 31, 2017.
The cost and accumulated depreciation of property and equipment the Company is leasing under capital lease arrangements was $40 million and $24 million, respectively, as of December 31, 2018. The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements was $41 million and $24 million, respectively, as of December 31, 2017.
During the year ended December 31, 2018, the Company recognized a loss on disposal or impairment of assets of $150 million, consisting primarily of $128 million in write-off of costs related to the Four Seasons Tower Suites Macao, as well as other dispositions at the Company's operating properties. During the years ended December 31, 2017 and 2016, the Company recognized a loss on disposal or impairment of assets of $20 million and $79 million, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 6 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following:

	December 31,
	2018	2017
	(In millions)
Marina Bay Sands	$1,006	$1,027
Sands Cotai Central	237	237
The Venetian Macao	192	182
The Plaza Macao and Four Seasons Hotel Macao	91	89
The Parisian Macao	75	75
Sands Macao	31	30
	1,632	1,640
Less — accumulated amortization	(434)	(403)
	$1,198	$1,237
The Company amortizes the leasehold interests in land on a straight-line basis over the expected term of the lease, which includes automatic extensions in Macao as discussed further below. Amortization expense of $35 million, $37 million and $38 million was included in amortization of leasehold interests in land expense for the years ended December 31, 2018, 2017 and 2016, respectively. The estimated future amortization expense over the expected term of the lease is approximately $36 million for each of the five years in the period ending December 31, 2023, and $1.36 billion thereafter at exchange rates in effect on December 31, 2018.
Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. The Company has received land concessions from the Macao government to build on the sites on which Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Cotai Central and The Parisian Macao are located. The Company does not own these land sites in Macao; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company is required to pay premiums for each parcel, as well as make annual rent payments in the amounts and at the times specified in the land concessions. The rent amounts may be revised every five years by the Macao government. For the Company's future rental payment obligations, see "Note 15 — Commitments and Contingencies — Operating Leases."
Note 7 — Intangible Assets, Net
Intangible assets consist of the following:

	December 31,
	2018	2017
	(In millions)
Sands Bethlehem gaming license and certificate	$67	$67

Marina Bay Sands gaming license	48	49
Trademarks and other	1	1
	49	50
Less — accumulated amortization	(44)	(28)
	5	22
Total intangible assets, net	$72	$89
In August 2007 and July 2010, the Company was issued a gaming license and certificate from the Pennsylvania Gaming Control Board for its slots and table games operations at Sands Bethlehem, respectively, which were acquired

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

for $50 million and $17 million, respectively. The license and certificate were determined to have indefinite lives and therefore, are not subject to amortization. In April 2016, the Company paid 66 million Singapore dollars ("SGD," approximately $47 million at exchange rates in effect at the time of the transaction) to the Singapore Casino Regulatory Authority (the "CRA") as part of the process to renew its gaming license at Marina Bay Sands. This license is being amortized over its three-year term, which expires in April 2019, and is renewable upon submitting an application, paying the applicable license fee and meeting the requirements as determined by the CRA. The Company has filed a renewal application and believes it meets the renewal requirements as determined by the CRA; however, no assurance can be given the license renewal will be granted or for what period of time it will be granted.
Amortization expense was $16 million, $16 million and $15 million for the years ended December 31, 2018, 2017 and 2016, respectively. The estimated future amortization expense is approximately $5 million for the year ending December 31, 2019.
Note 8 — Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31,
	2018	2017
	(In millions)
Customer deposits	$676	$572
Outstanding chip liability	551	478
Taxes and licenses	403	367
Payroll and related	359	342
Other accruals	446	317
	$2,435	$2,076

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 9 — Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2018	2017
	(In millions)
Corporate and U.S. Related(1):
2013 U.S. Credit Facility — Extended Term B (net of unamortized original issue discount and deferred financing costs of $21 and $11, respectively)	$3,464	$2,150
HVAC Equipment Lease	12	12
Macao Related(1):
4.600% Senior Notes due 2023 (net of unamortized original issue discount and deferred financing costs of $14 and a positive cumulative fair value adjustment of $5)	1,791	—
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $16 and a positive cumulative fair value adjustment of $5)	1,789	—
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $21 and a positive cumulative fair value adjustment of $5)	1,884	—
2016 VML Credit Facility — Term (net of unamortized deferred financing costs of $56)	—	4,043
2016 VML Credit Facility — Non-Extended Term (net of unamortized deferred financing costs of $2)	—	247
Other	4	5
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $43 and $32, respectively)	3,041	3,183
	11,985	9,640
Less — current maturities	(111)	(296)
Total long-term debt	$11,874	$9,344
____________________

(1)
Unamortized deferred financing costs of $47 million and $24 million as of December 31, 2018 and 2017, respectively, related to the U.S., Macao and Singapore revolving credit facilities are included in other assets, net in the accompanying consolidated balance sheets.

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
During August 2016, the Company amended the 2013 U.S. Credit Facility to, among other things, obtain revolving credit commitments in the aggregate amount of $1.15 billion (the "2013 Extended U.S. Revolving Facility"), which mature on September 19, 2020, and were used to replace the commitments under, and refinance all amounts outstanding under, the existing 2013 U.S. Revolving Facility and to pay fees and expenses incurred in connection with the amendment. Borrowings under the 2013 Extended U.S. Revolving Facility will be used for general corporate purposes

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

and working capital needs. The Company recorded a $2 million loss on modification of debt during the quarter ended September 30, 2016, in connection with this amendment.
During December 2016, the Company amended the 2013 U.S. Credit Facility to lower the applicable margin credit spread for adjusted Eurodollar rate term loans from 2.50% to 2.25% per annum and for alternative base rate term loans from 1.50% to 1.25% per annum. Additionally, the amendment lowered the adjusted Eurodollar rate floor from 0.75% per annum to 0.0% per annum (and thereby effectively lowered the alternative base rate floor from 1.75% per annum to 1.0% per annum). Other than the items noted above, the terms and conditions of the existing 2013 U.S. Credit Facility remained unchanged. The Company recorded a $2 million loss on modification of debt during the quarter ended December 31, 2016, in connection with this amendment.
During March 2017, the Company entered into an agreement (the "Fourth Amendment Agreement") to amend the existing 2013 U.S. Credit Facility to, among other things, refinance the term loans (by way of continuing or replacing existing term loans) in an aggregate amount of $2.18 billion (the "2013 Extended U.S. Term B Facility") and to lower the applicable margin credit spread for adjusted Eurodollar rate term loans from 2.25% to 2.0% per annum and for alternative base rate term loans from 1.25% to 1.0% per annum. Additionally, the Fourth Amendment Agreement removed the requirement to prepay outstanding revolving loans and/or permanently reduce revolving commitments in certain circumstances and extended the maturity date of the term loans from December 19, 2020 to March 29, 2024. The Company recorded a $5 million loss on modification of debt during the year ended December 31, 2017, in connection with the Amendment Agreement.
During March 2018, the Company entered into an agreement (the "Fifth Amendment Agreement") to amend the existing 2013 U.S. Credit Facility to, among other things, refinance the term loans (by way of continuing or replacing existing term loans) in an aggregate amount of $2.16 billion and to lower the applicable margin credit spread for adjusted Eurodollar rate term loans from 2.0% to 1.75% per annum and for alternative base rate term loans from 1.0% to 0.75% per annum. Additionally, the Fifth Amendment Agreement extended the maturity date of the term loans from March 29, 2024 to March 27, 2025. The Company recorded a $3 million loss on modification of debt during the year ended December 31, 2018, in connection with the Fifth Amendment Agreement.
During June 2018, the Company further amended the 2013 U.S. Credit Facility (the "Sixth Amendment Agreement") to, among other things, increase the amount of the term loans by $1.35 billion, to an aggregate amount of $3.51 billion. The additional $1.35 billion, which was fully drawn on the closing date, matures on March 27, 2025, and has terms substantially identical to those applicable to the term loans outstanding under the then existing credit agreement. The 2013 Extended U.S. Term B Facility is subject to quarterly amortization payments of $9 million, which began on June 30, 2018, followed by a balloon payment of $3.27 billion due on March 27, 2025. As of December 31, 2018, the Company had $1.15 billion of available borrowing capacity under the 2013 Extended U.S. Revolving Facility, net of outstanding letters of credit.
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
Borrowings under the 2013 Extended U.S. Term B Facility bear interest, at the Company's option, at either an adjusted Eurodollar rate, plus a credit spread of 1.75% per annum, or at an alternative base rate, plus a credit spread of 0.75% per annum (the interest rate was set at 4.3% as of December 31, 2018). Borrowings under the 2013 U.S. Extended Revolving Facility bear interest, at the Company's option, at either an adjusted Eurodollar rate, plus a credit spread, or an alternative base rate, plus a credit spread, which credit spread in each case is determined based on the Company's corporate family rating as set forth in the pricing grid per the 2013 U.S. Credit Facility, as amended (the "Corporate Rating"). The credit spread ranges from 1.125% to 1.625% per annum for loans accruing interest at an adjusted Eurodollar rate and 0.125% to 0.625% per annum for loans accruing interest at the base rate. The 2013 Extended U.S. Revolving Facility has no interim amortization payments and matures on September 19, 2020. The Company pays a commitment fee on the undrawn amounts under the 2013 Extended U.S. Revolving Facility, which is determined based on the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Corporate Rating and ranges from 0.125% to 0.25% per annum. The weighted average interest rate for the 2013 U.S. Credit Facility was 3.9% during the year ended December 31, 2018, and 3.2% during the years ended December 31, 2017 and 2016.
The 2013 U.S. Credit Facility contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional liens, incurring additional indebtedness, making certain investments and acquiring and selling assets. The 2013 U.S. Credit Facility also requires the Guarantors to comply with a maximum ratio of net debt outstanding to adjusted earnings before interest, income taxes, depreciation and amortization, as defined ("Adjusted EBITDA") to the extent there is an outstanding balance on the 2013 Extended U.S. Revolving Facility or certain letters of credit are outstanding. The maximum leverage ratio is 5.5x for all applicable quarterly periods through maturity. Based on the actual leverage ratio as of December 31, 2018, there were no material net assets of LVSLLC restricted from being distributed under the terms of the 2013 U.S. Credit Facility. In addition to the covenants noted above, the 2013 U.S. Credit Facility contains conditions and additional events of default customary for such financings.
Airplane Financings
In February 2007, the Company entered into promissory notes totaling $72 million to finance the purchase of one airplane and to finance two others that the Company already owned. The notes consisted of balloon payment promissory notes and amortizing promissory notes, all of which had ten-year maturities and were collateralized by the related aircraft. The notes bore interest at three-month London Inter-Bank Offered Rate ("LIBOR") plus 1.5% per annum. The amortizing notes, totaling $29 million, were subject to quarterly amortization payments of $1 million, which began June 1, 2007. The balloon notes, totaling $44 million, matured on March 1, 2017, and had no interim amortization payments. The weighted average interest rate on the notes was 2.4% and 2.2% during the years ended December 31, 2017 and 2016, respectively.
In April 2007, the Company entered into promissory notes totaling $20 million to finance the purchase of an additional airplane. The notes had ten-year maturities and consisted of a balloon payment promissory note and an amortizing promissory note. The notes bore interest at three-month LIBOR plus 1.25% per annum. The $8 million amortizing note was subject to nominal quarterly amortization payments, which began June 30, 2007. The $12 million balloon note matured on March 31, 2017, and had no interim amortization payments. The weighted average interest rate on the notes was 2.3% and 2.0% during the years ended December 31, 2017 and 2016, respectively.
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
Macao Related Debt
SCL Senior Notes
On August 9, 2018, SCL issued, in a private offering, three series of senior unsecured notes in an aggregate principal amount of $5.50 billion, consisting of $1.80 billion of 4.600% Senior Notes due August 8, 2023 (the "2023 Notes"), $1.80 billion of 5.125% Senior Notes due August 8, 2025 (the "2025 Notes") and $1.90 billion of 5.400% Senior Notes due August 8, 2028 (the "2028 Notes" and, together with the 2023 Notes and the 2025 Notes, the "SCL Senior Notes"). A portion of the net proceeds from the offering was used to repay in full the outstanding borrowings under the 2016 VML Credit Facility (defined below). There are no interim principal payments on the SCL Senior Notes and interest is payable semi-annually in arrears on each February 8 and August 8, commencing on February 8, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In connection with the SCL Senior Notes, the Company entered into fixed-to-variable interest rate swap contracts (see "Note 10 — Derivative Instruments").
The SCL Senior Notes are general senior unsecured obligations of SCL. Each series of SCL Senior Notes rank equally in right of payment with all of SCL's existing and future senior unsecured debt and rank senior in right of payment to all of SCL's future subordinated debt, if any. The SCL Senior Notes are effectively subordinated in right of payment to all of SCL's future secured debt (to the extent of the value of the collateral securing such debt) and are structurally subordinated to all of the liabilities of SCL's subsidiaries. None of SCL's subsidiaries guarantee the SCL Senior Notes.
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
2018 SCL Credit Facility
On November 20, 2018, SCL entered into a facility agreement with the arrangers and lenders named therein and Bank of China Limited, Macau Branch, as agent for the lenders, (the "2018 SCL Credit Facility") pursuant to which the lenders made available a $2.0 billion revolving unsecured credit facility to SCL (the "2018 SCL Revolving Facility"). The facility is available until July 31, 2023, and SCL may draw loans under the facility, which may consist of general revolving loans (consisting of a United States dollar component and a Hong Kong dollar component) or loans drawn under a swing-line loan sub-facility (denominated in either United States dollars or Hong Kong dollars). SCL may utilize the loans for general corporate purposes and working capital requirements of SCL and its subsidiaries.
Loans under the 2018 SCL Revolving Facility bear interest calculated by reference to (1) in the case of general revolving loans denominated in United States dollars, LIBOR, (2) in the case of loans denominated in United States dollars drawn under the swing-line loan sub-facility, a United States dollar alternate base rate (determined by reference to, among other things, the United States dollar prime lending rate and the Federal Funds Effective Rate), (3) in the case of general revolving loans denominated in Hong Kong dollars, the Hong Kong Interbank Offered Rate ("HIBOR") or (4) in the case of loans denominated in Hong Kong dollars drawn under the swing-line loan sub-facility, a Hong Kong dollar alternate base rate (determined by reference to, among other things, the Hong Kong dollar prime lending rate), in each case, plus a margin that is determined by reference to the consolidated leverage ratio as defined in the 2018 SCL Credit Facility. The initial margin for general revolving loans is 2.0% per annum and the initial margin for loans drawn under the swing-line loan sub-facility is 1.0% per annum. SCL is also required to pay a commitment fee of 0.60% per annum on the undrawn amounts under the 2018 SCL Revolving Facility. As of December 31, 2018, the Company had $2.0 billion of available borrowing capacity under the 2018 SCL Revolving Facility.
The 2018 SCL Credit Facility contains affirmative and negative covenants customary for similar unsecured financings, including, but not limited to, limitations on indebtedness secured by liens on principal properties and sale and leaseback transactions. The 2018 SCL Credit Facility also requires SCL to maintain a maximum ratio of total indebtedness to adjusted EBITDA of 4.00 throughout the life of the facility and a minimum ratio of adjusted EBITDA to net interest expense (including capitalized interest) of 2.50 throughout the life of the facility.
The 2018 SCL Credit Facility also contains certain events of default (some of which are subject to grace and remedy periods and materiality qualifiers), including, but not limited to, events relating to SCL's gaming operations and the loss or termination of certain land concession contracts.
2016 VML Credit Facility
Two subsidiaries of the Company, VML US Finance LLC, the Borrower, and Venetian Macau Limited ("VML"), as guarantor, entered into a credit agreement (the "2016 VML Credit Facility"), which pursuant to various amendments, provided for a $4.12 billion term loan (the "2016 VML Term Loans"), a $269 million non-extended term loan (the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

"2016 Non-Extended VML Term Loans"), and a $2.0 billion revolving facility (the "2016 VML Revolving Facility," and together with the 2016 VML Term Loans and the 2016 Non-Extended VML Term Loans, the "2016 VML Credit Facility"). Borrowings under the 2016 VML Term Loans were used for working capital requirements and general corporate purposes, including to make any investment or payment not specifically prohibited by the terms of the loan documents.
The Company paid standby fees of 0.5% per annum on the undrawn amounts under the 2016 VML Revolving Facility. The weighted average interest rate on the 2016 VML Credit Facility was 3.1%, 2.6% and 2.1% for the years ended December 31, 2018, 2017 and 2016, respectively.
As previously described, a portion of the proceeds from the SCL Senior Notes was used to repay the outstanding borrowings under the 2016 VML Credit Facility. As a result, the Company recorded a $52 million loss on early retirement of debt during the three months ended September 30, 2018.
On November 20, 2018, effective as of November 21, 2018, the 2016 VML Credit Facility was terminated. As a result, the Company recorded a $9 million loss on early retirement of debt during the three months ended December 31, 2018.
Singapore Related Debt
2012 Singapore Credit Facility
In June 2012, the Company's wholly owned subsidiary, Marina Bay Sands Pte. Ltd. ("MBS"), entered into a SGD 5.1 billion (approximately $3.73 billion at exchange rates in effect on December 31, 2018) credit agreement (the "2012 Singapore Credit Facility"), providing for a fully funded SGD 4.6 billion (approximately $3.37 billion at exchange rates in effect on December 31, 2018) term loan (the "2012 Singapore Term Facility") and a SGD 500 million (approximately $366 million at exchange rates in effect on December 31, 2018) revolving facility (the "2012 Singapore Revolving Facility") that was available until November 25, 2017, which included a SGD 100 million (approximately $73 million at exchange rates in effect on December 31, 2018) ancillary facility (the "2012 Singapore Ancillary Facility"). Borrowings under the 2012 Singapore Credit Facility were used to repay the outstanding balance under the previous Singapore credit facility.
During August 2014, the Company amended its 2012 Singapore Credit Facility, pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to August 28, 2020, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to February 28, 2020.
During March 2018, the Company amended its 2012 Singapore Credit Facility, which refinanced the facility in an aggregate amount of SGD 4.80 billion (approximately $3.51 billion at exchange rates in effect on December 31, 2018), pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to March 29, 2024, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to September 29, 2023. As of December 31, 2018, the Company had SGD 495 million (approximately $362 million at exchange rates in effect on December 31, 2018) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.
The indebtedness under the 2012 Singapore Credit Facility is collateralized by a first-priority security interest in substantially all of MBS's assets, other than capital stock and similar ownership interests, certain furniture, fixtures and equipment and certain other excluded assets.
Commencing with the quarterly period ended June 30, 2018, and at the end of each subsequent quarter through March 31, 2022, the Company is required to repay the outstanding 2012 Singapore Term Facility in the amount of 0.5% of the aggregate principal amount outstanding as of March 19, 2018 (the "Singapore Restatement Date"). Commencing with the quarterly period ending June 30, 2022, and at the end of each subsequent quarter through March 31, 2023, the Company is required to repay the outstanding 2012 Singapore Term Facility in the amount of 5.0% of the aggregate principal amount outstanding as of the Singapore Restatement Date. For the quarterly periods ending June 30, 2023 through the termination date of March 29, 2024, the Company is required to repay the outstanding 2012 Singapore Term Facility in the amount of 18.0% of the aggregate principal amount outstanding as of the Singapore Restatement

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Date. The 2012 Singapore Revolving Facility has no interim amortization payments and matures on September 29, 2023.
Borrowings under the 2012 Singapore Credit Facility bear interest at the Singapore Swap Offered Rate ("SOR") plus a spread of 1.85% per annum. Beginning December 23, 2012, the spread for all outstanding loans is subject to reduction based on a ratio of debt to Adjusted EBITDA (interest rate set at approximately 3.1% as of December 31, 2018). MBS pays a standby commitment fee of 35% to 40% of the spread per annum on all undrawn amounts under the 2012 Singapore Revolving Facility. The weighted average interest rate for the 2012 Singapore Credit Facility was 2.6% for the year ended December 31, 2018, and 2.2% for the years ended December 31, 2017 and 2016.
The 2012 Singapore Credit Facility, as amended, contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on liens, indebtedness, loans and guarantees, investments, acquisitions and asset sales, restricted payments, affiliate transactions and use of proceeds from the facilities. The 2012 Singapore Credit Facility also requires MBS to comply with financial covenants, including maximum ratios of total indebtedness to Adjusted EBITDA, minimum ratios of Adjusted EBITDA to interest expense and a positive net worth requirement. The maximum leverage ratio, as amended, is 4.0x for all quarterly periods through maturity. Based on the actual leverage ratio as of December 31, 2018, there were no material net assets of MBS restricted from being distributed under the terms of the 2012 Singapore Credit Facility. In addition to the covenants noted above, the 2012 Singapore Credit Facility contains conditions and additional events of default customary for such financings.
Debt Covenant Compliance
As of December 31, 2018, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Proceeds from SCL Senior Notes	$5,500	$—	$—
Proceeds from 2016 VML Credit Facility	746	649	1,000
Proceeds from 2013 U.S. Credit Facility	1,347	5	296
Proceeds from 2011 VML Credit Facility	—	—	1,000
	$7,593	$654	$2,296

Repayments on 2016 VML Credit Facility	$(5,083)	$(668)	$—
Repayments on 2012 Singapore Credit Facility	(65)	(67)	(66)
Repayments on 2013 U.S. Credit Facility	(26)	(63)	(914)
Repayments on 2011 VML Credit Facility	—	—	(1,000)
Repayments on Airplane Financings	—	(56)	(4)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(4)	(4)	(3)
	$(5,178)	$(858)	$(1,987)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Scheduled Maturities of Capital Lease Obligations and Long-Term Debt
Maturities of capital lease obligations and long-term debt outstanding as of December 31, 2018, are summarized as follows:

	Capital Lease Obligations	Long-term Debt
	(In millions)
2019	$14	$98
2020	2	98
2021	1	98
2022	—	520
2023	—	3,682
Thereafter	—	7,573
	17	12,069
Less — amount representing interest	(1)	—
Total	$16	$12,069
Fair Value of Long-Term Debt
The estimated fair value of the Company's long-term debt as of December 31, 2018 and 2017, was approximately $11.65 billion and $9.61 billion, respectively, compared to its carrying value of $12.08 billion and $9.72 billion, respectively. The estimated fair value of the Company's long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
Note 10 — Derivative Instruments
In August 2018, the Company entered into interest rate swap agreements (the "IR Swaps"), which qualified and were designated as fair value hedges, swapping fixed-rate for variable-rate interest to hedge changes in the fair value of the SCL Senior Notes. These IR Swaps have a total notional value of $5.50 billion and expire in August 2020.
The total fair value of the IR Swaps as of December 31, 2018 was $56 million. In the accompanying condensed consolidated balance sheets, $15 million was recorded as an asset in other assets, net with an equal corresponding adjustment recorded against the carrying value of the SCL Senior Notes. The realized portion of the IR swaps of $41 million was recorded as interest receivable in accounts receivable, net. The fair value of the IR Swaps was estimated using level 2 inputs from recently reported market forecasts of interest rates. Gains and losses due to changes in fair value of the IR Swaps completely offset changes in the fair value of the hedged portion of the underlying debt; therefore, no gain or loss has been recognized due to hedge ineffectiveness. Additionally, for the year ended December 31, 2018, the Company recorded $9 million as a reduction to interest expense related to the realized amount associated with the IR Swaps.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 11 — Equity
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
Common Stock
Dividends
On March 30, June 28, September 27 and December 27, 2018, the Company paid a dividend of $0.75 per common share as part of a regular cash dividend program. During the year ended December 31, 2018, the Company recorded $2.35 billion as a distribution against retained earnings (of which $1.30 billion related to the Principal Stockholder and his family and the remaining $1.05 billion related to all other shareholders).
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
In January 2019, as part of a regular cash dividend program, the Company's Board of Directors declared a quarterly dividend of $0.77 per common share (a total estimated to be approximately $597 million) to be paid on March 28, 2019, to shareholders of record on March 20, 2019.
Repurchase Program
In October 2014, the Company's Board of Directors authorized the repurchase of $2.0 billion of its outstanding common stock, which expired in October 2016. In November 2016, the Company's Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which was to expire in November 2018. In June 2018, the Company's Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion and extending the expiration date to November 2020. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions. During the years ended December 31, 2018 and 2017, the Company repurchased 14,998,127 and 6,194,137 shares, respectively, of its common stock for $905 million and $375 million, respectively, (including commissions) under the Company's current program. During the year ended December 31, 2016, no shares were repurchased. All share repurchases of the Company's common stock have been recorded as treasury stock.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Rollforward of Shares of Common Stock
A summary of the outstanding shares of common stock is as follows:

Balance as of January 1, 2016	794,645,310
Exercise of stock options	233,804
Issuance of restricted stock	61,546
Vesting of restricted stock units	28,750
Forfeiture of unvested restricted stock	(9,318)
Balance as of December 31, 2016	794,960,092
Exercise of stock options	617,612
Issuance of restricted stock	37,270
Vesting of restricted stock units	64,150
Repurchase of common stock	(6,194,137)
Balance as of December 31, 2017	789,484,987
Exercise of stock options	1,007,551
Issuance of restricted stock	10,296
Vesting of restricted stock units	5,000
Repurchase of common stock	(15,044,620)
Balance as of December 31, 2018	775,463,214
Other Equity Transactions
In addition to the shares repurchased under the share repurchase program, during the year ended December 31, 2018, the Company repurchased 46,493 shares in satisfaction of tax withholding and exercise price obligations on stock option exercises.
Noncontrolling Interests
SCL
On February 23 and June 22, 2018, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.05 billion, of which the Company retained $1.44 billion during the year ended December 31, 2018).
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
In January 2019, the Board of Directors of SCL declared a dividend of HKD 0.99 per share (a total of $1.02 billion, of which the Company retained approximately $715 million) to SCL shareholders of record on February 4, 2019, which was paid on February 22, 2019.
Other
During the years ended December 31, 2018, 2017 and 2016, the Company distributed $12 million, $13 million and $15 million, respectively, to certain of its noncontrolling interests.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 12 — Income Taxes
Consolidated income before taxes and noncontrolling interests for domestic and foreign operations is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Foreign	$3,164	$2,806	$2,227
Domestic	162	248	37
Total income before income taxes	$3,326	$3,054	$2,264
The components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Foreign:
Current	$245	$258	$206
Deferred	(12)	12	29
Federal:
Current	15	30	9
Deferred	135	(509)	(5)
State:
Current	2	—	—
Deferred	(10)	—	—
Total income tax expense (benefit)	$375	$(209)	$239
The reconciliation of the statutory federal income tax rate and the Company's effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
Tax exempt income of foreign subsidiary	(8.3)%	(7.9)%	(8.7)%
Foreign and U.S. tax rate differential	(6.5)%	(18.8)%	(20.4)%
Change in valuation allowance	4.5%	18.3%	43.2%
Repatriation of foreign earnings	—%	72.1%	79.8%
U.S. foreign tax credits	—%	(105.9)%	(119.3)%
Other, net	0.6%	0.4%	1.0%
Effective tax rate	11.3%	(6.8)%	10.6%
The Company enjoys an income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. In August 2018, VML received an additional exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance through June 26, 2022, the date VML's subconcession agreement expires. Had the Company not received the income tax exemption in Macao, consolidated net income attributable to LVSC would have been reduced by $184 million, $158 million and $127 million, and diluted earnings per share would have been reduced by $0.23, $0.20 and $0.16 per share for the years ended December 31, 2018, 2017 and 2016, respectively. In May 2014, the Company entered into an agreement with the Macao government, which was effective through the end of 2018 and provided for an annual payment of 42 million patacas (approximately $5 million at exchange rates in effect on December 31, 2018) that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. In September 2018,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

VML requested an additional agreement with the Macao government through June 26, 2022, to correspond to the expiration of the income tax exemption for gaming operations; however, there is no assurance VML will receive the additional agreement, which could have a significant impact on the Company's tax obligation in Macao. In September 2013, the Company and the Internal Revenue Service entered into a Pre-Filing Agreement providing the Macao special gaming tax (35% of gross gaming revenue) qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. foreign tax credit.
The Company's foreign and U.S. tax rate differential reflects the fact that U.S. tax rates are higher than the statutory tax rates in Singapore and Macao of 17% and 12%, respectively.
U.S. tax reform made significant changes to U.S. income tax laws including lowering the U.S. corporate tax rate to 21% effective beginning in 2018 and transitioning from a worldwide tax system to a territorial tax system resulting in dividends from the Company's foreign subsidiaries not being subject to U.S. income tax and therefore, no longer generating U.S. foreign tax credits. As a result, during the year ended December 31, 2017, the Company recorded a tax benefit of $526 million relating to the reduction of the valuation allowance on certain deferred tax assets previously determined not likely to be utilized and also the revaluation of its U.S. deferred tax liabilities at the reduced corporate income tax rate of 21%. The Company recorded this impact of enactment of U.S. tax reform subject to SAB 118, which provided for a twelve-month measurement period to complete the accounting required under ASC 740, Income Taxes.
During the year ended December 31, 2018, the Company recorded a tax expense of $57 million resulting from recently issued guidance by the IRS related to certain international provisions of U.S. tax reform. While management believes the amounts recorded during the year ended December 31, 2018, reasonably represent the ultimate impact of U.S. tax reform on the Company's consolidated financial statements, it is possible the Company may adjust these amounts for future related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations as the Act continues to evolve. These adjustments could have an impact on the Company's tax assets and liabilities, effective tax rate, net income and earnings per share.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The primary tax affected components of the Company's net deferred tax assets (liabilities) are as follows:

	December 31,
	2018	2017
	(In millions)
Deferred tax assets:
U.S. foreign tax credit carryforwards	$4,919	$4,937
Net operating loss carryforwards	271	262
Allowance for doubtful accounts	16	21
Accrued expenses	16	16
Deferred gain on the sale of The Grand Canal Shoppes and The Shoppes at The Palazzo	14	16
Stock-based compensation	13	14
Pre-opening expenses	11	14
State deferred items	10	8
Other	1	—
	5,271	5,288
Less — valuation allowances	(4,769)	(4,690)
Total deferred tax assets	502	598
Deferred tax liabilities:
Property and equipment	(245)	(246)
Prepaid expenses	(3)	(5)
Other	(77)	(60)
Total deferred tax liabilities	(325)	(311)
Deferred tax assets, net	$177	$287
U.S. tax reform required the Company to compute a one-time mandatory tax on the previously unremitted earnings of its foreign subsidiaries during the year ended December 31, 2017. This one-time deemed repatriation of these earnings did not result in a cash tax liability for the Company as the incremental U.S. taxable income was fully offset by the utilization of the U.S. foreign tax credits generated as a result of the deemed repatriation. In addition, the deemed repatriation generated excess U.S. foreign tax credits, which were carried forward to tax years 2018 and beyond. The Company's U.S. foreign tax credit carryforwards were $4.99 billion and $5.0 billion as of December 31, 2018 and 2017, respectively, which will begin to expire in 2021. The Company's state net operating loss carryforwards were $232 million and $237 million as of December 31, 2018 and 2017, respectively, which will begin to expire in 2029. There was a valuation allowance of $4.50 billion and $4.43 billion as of December 31, 2018 and 2017, respectively, provided on certain net U.S. deferred tax assets, as the Company believes these assets do not meet the "more-likely-than-not" criteria for recognition. Net operating loss carryforwards for the Company's foreign subsidiaries were $2.21 billion and $2.14 billion as of December 31, 2018 and 2017, respectively, which begin to expire in 2019. There are valuation allowances of $268 million and $261 million as of December 31, 2018 and 2017, respectively, provided on the net deferred tax assets of certain foreign jurisdictions, as the Company believes these assets do not meet the "more-likely-than-not" criteria for recognition.
Undistributed earnings of subsidiaries are accounted for as a temporary difference, except deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries deemed to be indefinitely reinvested in foreign jurisdictions. U.S. tax reform required the Company to compute a tax on previously unremitted earnings of its foreign subsidiaries upon transition from a worldwide tax system to a territorial tax system during the year ended December 31, 2017. The Company expects these earnings to be exempt from U.S. income tax if distributed as these earnings were taxed during the year ended December 31, 2017, under U.S. tax reform. The Company does not consider current year's tax earnings and profits of its foreign subsidiaries to be indefinitely reinvested. Beginning with the year ended December 31, 2015, the Company's major foreign subsidiaries distributed, and may continue to distribute, earnings in

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

excess of their current year's tax earnings and profits in order to meet the Company's liquidity needs. As of December 31, 2018, the amount of earnings and profits of foreign subsidiaries the Company does not intend to repatriate was $3.53 billion. The Company does not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. If the Company's current agreement with the Macao government that provides for a fixed annual payment that is a substitution for a 12% tax otherwise due on dividend distributions from the Company's Macao gaming operations is not extended beyond December 31, 2018, a 12% tax would be due on distributions from earnings generated after 2018.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows:

	December 31,
	2018	2017	2016
	(In millions)
Balance at the beginning of the year	$92	$74	$65
Additions to tax positions related to prior years	2	1	14
Additions to tax positions related to current year	24	18	7
Settlements	—	—	(10)
Lapse in statutes of limitations	—	(1)	(2)
Balance at the end of the year	$118	$92	$74
As of December 31, 2018, 2017 and 2016, unrecognized tax benefits of $67 million, $62 million and $58 million, respectively, were recorded as reductions to the U.S. foreign tax credit deferred tax asset. As of December 31, 2018, 2017 and 2016, unrecognized tax benefits of $51 million, $30 million and $16 million, respectively, were recorded in other long-term liabilities.
Included in the unrecognized tax benefit balance as of December 31, 2018, 2017 and 2016, are $103 million, $80 million and $65 million, respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.
The Company's major tax jurisdictions are the U.S., Macao, and Singapore. The Company could be subject to examination for tax years beginning 2010 in the U.S. and tax years beginning in 2014 in Macao and Singapore. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance the taxing authorities will not propose adjustments that are different from the Company's expected outcome and it could impact the provision for income taxes.
The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. Interest and penalties of $3 million and $1 million were accrued as of December 31, 2018 and 2017, respectively. No interest or penalties were accrued as of December 31, 2016. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.
Note 13 — Fair Value Measurements
Under applicable accounting guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance also establishes a valuation hierarchy for inputs in measuring fair value that maximizes the use of observable inputs (inputs market participants would use based on market data obtained from sources independent of the Company) and minimizes the use of unobservable inputs (inputs that reflect the Company's assumptions based upon the best information available in the circumstances) by requiring the most observable inputs be used when available. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the assets or liabilities, either directly or indirectly. Level 3 inputs are unobservable inputs for the assets or liabilities. Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company used foreign currency forward contracts as effective economic hedges to manage a portion of its foreign currency exposure, the last of which expired in December 2017. Foreign currency forward contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The aggregate notional value of these foreign currency contracts was $427 million as of December 31, 2016. As these derivatives were not designated and/or did not qualify for hedge accounting, the changes in fair value were recognized as other income (expense) in the accompanying consolidated statements of operations. For the years ended December 31, 2017 and 2016, the Company recorded in other income (expense) a $12 million loss and $10 million gain, respectively, related to the change in fair value of the forward contracts.
Cash equivalents, which are short-term investments with original maturities of less than 90 days, had an estimated fair value of $2.64 billion and $1.05 billion as of December 31, 2018 and 2017, respectively. The estimated fair value of the Company's cash equivalents is based on level 1 inputs (quoted market prices in active markets).
Note 14 — Mall Activities
Operating Leases
The Company leases space at several of its Integrated Resorts to various third parties. These leases are non-cancelable operating leases with remaining lease periods that vary from 1 month to 18 years. The leases include minimum base rents with escalated contingent rent clauses. As of December 31, 2018, the future minimum rentals on these non-cancelable leases are as follows (in millions, at exchange rates in effect on December 31, 2018):

2019	$457
2020	366
2021	269
2022	184
2023	80
Thereafter	140
Total minimum future rentals	$1,496
The total minimum future rentals do not include the escalated contingent rent clauses. Contingent rentals amounted to $88 million, $48 million and $36 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Grand Canal Shoppes at The Venetian Resort Las Vegas
In April 2004, the Company entered into an agreement to sell the portion of the Grand Canal Shoppes located within The Venetian Resort Las Vegas (formerly referred to as "The Grand Canal Shoppes') and lease certain restaurant and other retail space at the casino level of The Venetian Resort Las Vegas (the "Master Lease") to GGP for approximately $766 million (the "Mall Sale"). The Mall Sale closed in May 2004, and the Company realized a gain of $418 million in connection with the Mall Sale. Under the Master Lease agreement, The Venetian Las Vegas leased nineteen retail and restaurant spaces on its casino level to GGP for 89 years with annual rent of one dollar and GGP assumed the various leases. In accordance with related accounting standards, the Master Lease agreement does not qualify as a sale of the real property assets, which real property was not separately legally demised. Accordingly, $109 million of the transaction has been deferred as prepaid operating lease payments to The Venetian Resort Las Vegas, which will amortize into income on a straight-line basis over the 89-year lease term. During each of the years ended December 31, 2018, 2017 and 2016, $1 million of this deferred item was amortized and included in convention, retail and other revenue. In addition, the Company agreed with GGP to: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements; (ii) lease theater space located within The Grand Canal Shoppes from GGP for a period of 25 years with fixed minimum rent of $3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $4 million; and (iv) lease certain office space from GGP for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of approximately $1 million. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. The net present value of the lease payments under clauses (ii) through (iv) on the closing date of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the sale was $77 million. In accordance with related accounting standards, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the lives of the leases. During each of the years ended December 31, 2018, 2017 and 2016, $3 million of this deferred item was amortized as an offset to convention, retail and other expense.
The Shoppes at The Palazzo
The Company contracted to sell a portion of the Grand Canal Shoppes (formerly referred to as The Shoppes at The Palazzo) to GGP and under the terms of the settlement with GGP on June 24, 2011, the Company retained $295 million of proceeds received and participates in certain potential future revenues earned by GGP. Pursuant to the Amended Agreement, the Company agreed with GGP to lease certain spaces located within The Shoppes at The Palazzo. As the transaction has not been accounted for as a sale in accordance with related accounting standards, $265 million of the mall sale transaction has been recorded as deferred proceeds from the sale as of December 31, 2018, which accrues interest at an imputed interest rate, offset by (i) imputed rental income and (ii) rent payments made to GGP related to those spaces leased back from GGP.
In the Amended Agreement, the Company agreed to lease certain restaurant and retail space on the casino level of The Palazzo Tower to GGP pursuant to a master lease agreement ("The Palazzo Master Lease"). Under The Palazzo Master Lease, which was executed concurrently with, and as a part of, the closing on the sale of The Shoppes at The Palazzo to GGP on February 29, 2008, the Company leased nine restaurant and retail spaces on the casino level within the Palazzo Tower to GGP for 89 years with annual rent of one dollar and GGP assumed the various tenant operating leases for those spaces. In accordance with related accounting standards, The Palazzo Master Lease does not qualify as a sale of the real property, which real property was not separately legally demised. Accordingly, $23 million of the mall sale transaction has been deferred as prepaid operating lease payments to the Company, which is amortized into income on a straight-line basis over the 89-year lease term.
Note 15 — Commitments and Contingencies
Litigation
The Company is involved in other litigation in addition to those noted below, arising in the normal course of business. Management has made certain estimates for potential litigation costs based upon consultation with legal counsel and has accrued a nominal amount for such costs as of December 31, 2018. Actual results could differ from these estimates; however, in the opinion of management, such litigation and claims will not have a material effect on the Company's financial condition, results of operations and cash flows.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The District Court granted both requests. The retrial began on March 27 and on May 14, 2013, the jury returned a verdict in favor of Roundsquare in the amount of $70 million. On May 28, 2013, a judgment was entered in the matter in the amount of $102 million (including pre-judgment interest). On June 7, 2013, the Company filed a motion with the District Court requesting the judgment be set aside as a matter of law or in the alternative that a new trial be granted. On July 30, 2013, the District Court denied the Company's motion. On October 17, 2013, the District Court entered an order granting plaintiff's request for certain costs and fees associated with the litigation in the amount of approximately $1 million. On December 6, 2013, the Company filed a notice of appeal of the jury verdict with the Nevada Supreme Court. The Company filed its opening appellate brief with the Nevada Supreme Court on June 16, 2014. On August 19, 2014, the Nevada Supreme Court issued an order granting plaintiffs additional time until September 15, 2014, to file their answering brief. On September 15, 2014, Roundsquare filed a request to the Nevada Supreme Court to file a brief exceeding the maximum number of words, which was granted. On October 10, 2014, Roundsquare filed its answering brief. On January 12, 2015, the defendants filed their reply brief. On January 27, 2015, Roundsquare filed its reply brief. The Nevada Supreme Court set oral argument for December 17, 2015, before a panel of justices only to reset it for January 26, 2016, en banc. Oral arguments were presented to the Nevada Supreme Court as scheduled. On March 11, 2016, the Nevada Supreme Court issued an order affirming the judgment of liability, but reversing the damages award and remanding for a new trial on damages. On March 29, 2016, Roundsquare filed a petition for rehearing. The Nevada Supreme Court ordered an answer by the Company, which the Company filed on May 4, 2016. On May 12, 2016, Roundsquare filed a motion for leave to file a reply brief in support of its petition for rehearing, and on May 19, 2016, the Company filed an opposition to that motion. On June 24, 2016, the Nevada Supreme Court issued an order granting Roundsquare's petition for rehearing and submitting the appeal for decision on rehearing without further briefing or oral argument. On July 22, 2016, the Nevada Supreme Court once again ordered a new trial as to plaintiff Roundsquare on the issue of quantum merit damages. A pre-trial hearing was set in District Court for December 12, 2016. At the December 12, 2016 hearing, the District Court indicated it would allow a scope of trial and additional discovery into areas the Company opposed as inconsistent with the Nevada Supreme Court's remand. The District Court issued a written order on the scope of retrial and discovery dated December 15, 2016. On January 5, 2017, the Company moved for a stay of proceedings in the District Court, pending the Nevada Supreme Court's resolution of the Company's petition for writ of mandamus or prohibition, which was filed on January 13, 2017. On February 13, 2017, the District Court denied the motion to stay proceedings and, on February 16, 2017, the Nevada Supreme Court denied the writ. The parties are presently engaged in discovery and the damages trial date has been set to begin on March 4, 2019. The Company has accrued a nominal amount for estimated costs related to this legal matter as of December 31, 2018. In the event the Company's assumptions used to evaluate this matter change in future periods, it may be required to record an additional liability for an adverse outcome. The Company intends to defend this matter vigorously.
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited ("AAEC") filed a claim (the "Macao action") with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. ("LVS (Nevada)"), Las Vegas Sands, LLC ("LVSLLC") and Venetian Casino Resort, LLC ("VCR") (collectively, the "Defendants"). The claim is for 3.0 billion patacas (approximately $372 million at exchange rates in effect on December 31, 2018) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the "U.S. Defendants") for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC's claims against the U.S. Defendants.
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
AAEC appealed against the recognition decision to the Macao Court of Final Appeal, which, on May 6, 2015, dismissed the appeal and held the U.S. judgment to be final and have preclusive effect. The Macao Court of Final Appeal's decision became final on May 21, 2015. On June 5, 2015, the U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata. AAEC filed its response to that application on June 30, 2015. The U.S. Defendants filed their reply on July 23, 2015. On September 14, 2015, the Macao Judicial Court admitted two further legal opinions from Portuguese and U.S. law experts. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged on April 7, 2016, together with a request that the appeal be heard immediately. By a decision dated April 13, 2016, the Macao Judicial Court accepted that the appeal be heard immediately. Legal arguments were submitted May 23, 2016. AAEC replied to the legal arguments on or about July 14, 2016, which was three days late, upon payment of a penalty. The U.S. Defendants submitted a response on September 20, 2016. On December 13, 2016, the Macao Judicial Court confirmed its earlier decision not to stay the proceedings pending appeal. As of the end of December 2016, all appeals (including VML's dismissal and the res judicata appeals) were being transferred to the Macao Second Instance Court. On May 11, 2017, the Macao Second Instance Court notified the parties of its decision of refusal to deal with the appeals at the present time. The Macao Second Instance Court ordered the court file be transferred back to the Macao Judicial Court. Evidence gathering by the Macao Judicial Court commenced by letters rogatory. On June 30, 2017, the Macao Judicial Court sent letters rogatory to the Public Prosecutor's office, for onward transmission to relevant authorities in the U.S. and Hong Kong. On August 10, 2017, the Hong Kong Mutual Legal Assistance Unit, International Law Division, Hong Kong Department of Justice ("HKMLAU") responded to the Public Prosecutor and requested additional information. On August 18, 2017, the Public Prosecutor forwarded the HKMLAU request to the Macao Judicial Court. On November 14, 2017, the Public Prosecutor replied to the HKMLAU. The HKMLAU sent a further communication to the Public Prosecutor on November 29, 2017, again requesting the Macao Judicial Court provide further information to enable processing of the Hong Kong letter rogatory. On January 6, 2018, the Macao Judicial Court notified the parties accordingly. On February 10, 2018, the Macao Judicial Court notified the parties that a communication dated January 25, 2018, had been received from the U.S. Department of Justice. The Macao Judicial Court extended the time for processing the letters rogatory until the end of June 2018. On May 7, 2018, the Macao Judicial Court further extended the time for processing one of the letters rogatory until mid-September 2018, which was further extended on August 16, 2018, to mid-November 2018. The trial of this matter has been scheduled by the Macao Judicial Court for mid-September 2019.
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
Macao Concession and Subconcession
On June 26, 2002, the Macao government granted a concession to operate casinos in Macao through June 26, 2022, subject to certain qualifications, to Galaxy Casino Company Limited ("Galaxy"), a consortium of Macao and Hong Kong-based investors. During December 2002, VML and Galaxy entered into a subconcession agreement that was recognized and approved by the Macao government and allows VML to develop and operate casino projects, including The Venetian Macao, Sands Cotai Central, The Parisian Macao, the Plaza Casino at the The Plaza Macao and Four Seasons Hotel Macao and Sands Macao separately from Galaxy. Beginning on December 26, 2017, the Macao government may redeem the subconcession agreement by providing the Company at least one-year prior notice.
Under the subconcession, the Company is obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2018). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,195, $18,598 and $124, respectively, at exchange rates in effect on December 31, 2018), subject to a minimum of 45 million patacas (approximately $6 million at exchange rates in effect on December 31, 2018). The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. The Company must also contribute 4% of its gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. Based on the number and types of gaming tables employed and gaming machines in operation as of December 31, 2018, the Company was obligated under its subconcession to make minimum future payments of approximately $42 million during each of the three years in the period ending December 31, 2021, and approximately $21 million during the year ending December 31, 2022.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Operating Leases
The Company leases real estate, including the Macao and Singapore leasehold interests in land, and various equipment under operating lease arrangements with terms in excess of one year. As of December 31, 2018, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (in millions):

2019	$35
2020	27
2021	24
2022	23
2023	22
Thereafter	294
Total minimum payments	$425
Expenses incurred under operating lease agreements, including amortization of leasehold interest in land and those that are short-term and variable-rate in nature, totaled $94 million, $116 million and $109 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Note 16 — Stock-Based Employee Compensation
The Company has two equity award plans for grants of options to purchase the Company's common stock and ordinary shares of SCL (the "2004 Plan" and the "SCL Equity Plan," respectively), which are described below. The plans provide for the granting of equity awards pursuant to the applicable provisions of the Internal Revenue Code and regulations.
Las Vegas Sands Corp. 2004 Equity Award Plan
The 2004 Plan gives the Company a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company's subsidiaries' or affiliates' employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan provides for an aggregate of 26,344,000 shares of the Company's common stock to be available for awards. The 2004 Plan originally had a term of ten years, but in June 2014, the Company's Board of Directors approved an amendment to the 2004 Plan, extending the term to December 2019. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2018, there were 917,674 shares available for grant under the 2004 Plan.
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
Sands China Ltd. Equity Award Plan
The SCL Equity Plan gives SCL a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide SCL with a stock plan providing incentives directly related to increases in its stockholder value. Subject to certain criteria as defined in the SCL Equity Plan, SCL's subsidiaries' or affiliates' employees, directors

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

or officers and many of its consultants are eligible for awards under the SCL Equity Plan. The SCL Equity Plan provides for an aggregate of 804,786,508 shares of SCL's common stock to be available for awards. The SCL Equity Plan has a term of ten years and no further awards may be granted after the expiration of the term. SCL's remuneration committee may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2018, there were 714,665,526 shares available for grant under the SCL Equity Plan.
Stock option awards are granted with an exercise price not less than (i) the closing price of SCL's stock on the date of grant or (ii) the average closing price of SCL's stock for the five business days immediately preceding the date of grant. The outstanding stock options generally vest over four years and have ten-year contractual terms. Compensation cost for all stock option grants, which all have graded vesting is recognized on a straight-line basis over the awards' respective requisite service periods. SCL estimates the fair value of stock options using the Black-Scholes option-pricing model. Expected volatilities are based on SCL's historical volatility for a period equal to the expected life of the stock options. The expected option life is based on the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate for periods equal to the expected term of the stock option is based on the Hong Kong Government Bond rate in effect at the time of the grant. The expected dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant.
Stock-Based Employee Compensation Activity
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2018	2017	2016
LVSC 2004 Plan:
Weighted average volatility	25.8%	26.7%	33.5%
Expected term (in years)	6.7	5.1	5.6
Risk-free rate	2.9%	1.9%	1.4%
Expected dividend yield	5.7%	4.7%	5.7%
SCL Equity Plan:
Weighted average volatility	36.0%	36.9%	40.8%
Expected term (in years)	4.7	4.4	4.4
Risk-free rate	1.7%	1.3%	1.2%
Expected dividend yield	5.8%	6.6%	5.5%

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of the stock option activity for the Company's equity award plans for the year ended December 31, 2018, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
LVSC 2004 Plan:
Outstanding as of January 1, 2018	6,290,747	$57.43
Granted	3,124,168	55.23
Exercised	(1,007,551)	58.80
Forfeited or expired	(451,000)	80.22
Outstanding as of December 31, 2018	7,956,364	$55.10	7.78	$13
Exercisable as of December 31, 2018	2,217,728	$53.99	5.96	$7
SCL Equity Plan:
Outstanding as of January 1, 2018	48,251,975	$4.39
Granted	18,872,800	5.62
Exercised	(6,185,925)	3.74
Forfeited or expired	(3,556,475)	5.24
Outstanding as of December 31, 2018	57,382,375	$4.81	7.64	$18
Exercisable as of December 31, 2018	18,152,075	$5.00	6.00	$8
A summary of the unvested restricted stock and stock units under the Company's equity award plans for the year ended December 31, 2018, is presented below:

	Shares	Weighted Average Grant Date Fair Value
LVSC 2004 Plan:
Unvested Restricted Stock
Balance as of January 1, 2018	74,281	$51.17
Granted	10,296	77.68
Vested	(42,874)	53.06
Balance as of December 31, 2018	41,703	$55.77
Unvested Restricted Stock Units
Balance as of January 1, 2018	5,000	$73.20
Vested	(5,000)	73.20
Balance as of December 31, 2018	—	$—
SCL Equity Plan:
Unvested Restricted Stock Units, Cash-Settled
Balance as of January 1, 2018	852,000	$7.51
Vested	(852,000)	7.51
Balance as of December 31, 2018	—	$—
As of December 31, 2018, under the 2004 Plan there was $37 million of unrecognized compensation cost related to unvested stock options. The stock option and restricted stock costs are expected to be recognized over a weighted average period of 3.4 years and 0.4 years, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of December 31, 2018, under the SCL Equity Plan there was $25 million of unrecognized compensation cost related to unvested stock options. The stock option costs are expected to be recognized over a weighted average period of 2.7 years.
The stock-based compensation activity for the 2004 Plan and SCL Equity Plan is as follows for the three years ended December 31, 2018:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in millions, except weighted average grant date fair values)
Compensation expense:
Stock options	$29	$29	$25
Restricted stock and stock units	1	5	10
	$30	$34	$35
Income tax benefit recognized in the consolidated statements of operations	$4	$7	$6
Compensation cost capitalized as part of property and equipment	$1	$—	$—
LVSC 2004 Plan:
Stock options granted	3,124,168	1,027,108	1,672,458
Weighted average grant date fair value	$7.52	$8.95	$8.62
Restricted stock granted	10,296	37,270	61,546
Weighted average grant date fair value	$77.68	$58.51	$42.50
Stock options exercised:
Intrinsic value	$16	$11	$3
Cash received	$56	$28	$11
SCL Equity Plan:
Stock options granted	18,872,800	17,364,000	18,407,200
Weighted average grant date fair value	$1.01	$0.71	$0.73
Stock options exercised:
Intrinsic value	$12	$4	$2
Cash received	$23	$12	$6
Note 17 — Employee Benefit Plans
The Company is self-insured for health care benefits for its U.S. employees and workers' compensation benefits for its employees at the Las Vegas Operating Properties. The liability for claims filed and estimates of claims incurred but not filed is included in other accrued liabilities in the accompanying consolidated balance sheets.
Participation in the Las Vegas Sands Corp. 401(k) Retirement Plan is available for all eligible employees as of their date of hire. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 subject to a cap whereby the amount of the contributions do not exceed 5% of the participating employee's eligible gross wages. For the years ended December 31, 2018, 2017 and 2016, the Company's matching contributions under the savings plan were $12 million, $10 million and $9 million, respectively.
Participation in VML's provident retirement fund is available for all permanent employees after a three-month probation period. VML contributes 5% of each employee's basic salary to the fund and the employee is eligible to receive, upon resignation, 30% of these contributions after working for three consecutive years, gradually increasing

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

to 100% after working for ten years. For the years ended December 31, 2018, 2017 and 2016, VML's contributions into the provident fund were $38 million, $37 million and $35 million, respectively.
Participation in MBS's provident retirement fund is available for all permanent and part-time employees that are a Singapore citizen or a permanent resident upon joining the Company. As of December 31, 2018, MBS contributes 17% of each employee's basic salary to the fund, subject to certain caps as mandated by local regulations. The employee is eligible to receive funds upon reaching the retirement age or upon meeting requirements set up by local regulations. For the years ended December 31, 2018, 2017 and 2016, MBS's contributions into the provident fund were $41 million, $38 million and $35 million, respectively.
Note 18 — Related Party Transactions
During the years ended December 31, 2018, 2017 and 2016, the Principal Stockholder and his family purchased certain services from the Company including lodging, banquet services and services provided by Company personnel for approximately $3 million each year. For the years ended December 31, 2018, 2017 and 2016, the Company incurred $2 million, $1 million and $2 million, respectively, for food and beverage services provided by restaurants the Principal Stockholder has an ownership interest in.
During the years ended December 31, 2018, 2017 and 2016, the Company incurred certain expenses totaling $6 million, $10 million and $3 million, respectively, to its Principal Stockholder related to the Company's use of his personal aircraft and yacht for business purposes. During the years ended December 31, 2018, 2017 and 2016, the Company charged the Principal Stockholder $20 million, $21 million and $17 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholder's use of Company aviation personnel and assets for personal purposes. In addition, the Principal Stockholder agreed to reimburse the Company for the installation of avionics and aircraft systems on his personal aircraft. The cost of these systems is expected to be $22 million, plus all taxes and expenses related to the installation and operation of these systems. During the year ended December 31, 2018, the Company paid $13 million for such costs and was reimbursed in full by the Principal Stockholder.
Related party receivables were $3 million as of December 31, 2018 and less than $1 million as of December 31, 2017. Related party payables were less than $1 million as of December 31, 2018 and 2017.
Note 19 — Segment Information
The Company's principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; Sands Macao; Marina Bay Sands; Las Vegas Operating Properties; and Sands Bethlehem. The Company also reviews construction and development activities for each of its primary projects currently under development, in addition to its reportable segments noted above, which include the renovation, expansion and rebranding of Sands Cotai Central to The Londoner Macao, the Four Seasons Tower Suites Macao and the St. Regis Tower Suites Macao in Macao, and the Las Vegas Condo Tower (for which construction currently is suspended) in the United States. The Company has included Ferry Operations and Other (comprised primarily of the Company's ferry operations and various other operations that are ancillary to its properties in Macao) to reconcile to consolidated results of operations and financial condition. The Company has included Corporate and Other (which includes the Las Vegas Condo Tower and corporate activities of the Company) to reconcile to the consolidated financial condition. The segment information for the years ended December 31, 2017 and 2016 have been reclassified to conform to the current presentation.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company's segment information as of and for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net Revenues
Macao:
The Venetian Macao	$3,474	$2,924	$2,831
Sands Cotai Central	2,153	1,916	1,924
The Parisian Macao	1,533	1,395	401
The Plaza Macao and Four Seasons Hotel Macao	719	587	584
Sands Macao	650	626	668
Ferry Operations and Other	160	161	158
	8,689	7,609	6,566
Marina Bay Sands	3,069	3,134	2,791
United States:
Las Vegas Operating Properties	1,682	1,657	1,571
Sands Bethlehem	536	564	555
	2,218	2,221	2,126
Intersegment eliminations	(247)	(236)	(212)
Total net revenues	$13,729	$12,728	$11,271

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$4	$5	$6
Sands Cotai Central	—	—	1
Ferry Operations and Other	25	23	22
	29	28	29
Marina Bay Sands	9	8	8
Las Vegas Operating Properties	209	200	175
Total intersegment revenues	$247	$236	$212

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$1,378	$1,133	$1,089
Sands Cotai Central	759	633	616
The Parisian Macao	484	413	115
The Plaza Macao and Four Seasons Hotel Macao	262	233	221
Sands Macao	178	174	172
Ferry Operations and Other	18	21	32
	3,079	2,607	2,245
Marina Bay Sands	1,690	1,755	1,395
United States:
Las Vegas Operating Properties	394	391	356
Sands Bethlehem	116	147	143
	510	538	499
Consolidated adjusted property EBITDA(1)	5,279	4,900	4,139
Other Operating Costs and Expenses
Stock-based compensation	(12)	(14)	(14)
Corporate	(202)	(173)	(256)
Pre-opening	(6)	(8)	(130)
Development	(12)	(13)	(9)
Depreciation and amortization	(1,111)	(1,171)	(1,111)
Amortization of leasehold interests in land	(35)	(37)	(38)
Loss on disposal or impairment of assets	(150)	(20)	(79)
Operating income	3,751	3,464	2,502
Other Non-Operating Costs and Expenses
Interest income	59	16	10
Interest expense, net of amounts capitalized	(446)	(327)	(274)
Other income (expense)	26	(94)	31
Loss on modification or early retirement of debt	(64)	(5)	(5)
Income tax (expense) benefit	(375)	209	(239)
Net income	$2,951	$3,263	$2,025
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

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Capital Expenditures
Corporate and Other	$81	$9	$11
Macao:
The Venetian Macao	180	153	94
Sands Cotai Central	131	86	128
The Parisian Macao	131	204	925
The Plaza Macao and Four Seasons Hotel Macao	63	22	16
Sands Macao	29	10	18
Ferry Operations and Other	1	4	4
	535	479	1,185
Marina Bay Sands	182	196	83
United States:
Las Vegas Operating Properties	127	123	92
Sands Bethlehem	24	30	27
	151	153	119
Total capital expenditures	$949	$837	$1,398

	December 31,
	2018	2017	2016
	(In millions)
Total Assets
Corporate and Other	$1,296	$953	$465
Macao:
The Venetian Macao	3,403	2,640	2,642
Sands Cotai Central	4,295	3,891	4,152
The Parisian Macao	2,455	2,496	2,711
The Plaza Macao and Four Seasons Hotel Macao	883	930	966
Sands Macao	322	282	316
Ferry Operations and Other	259	275	281
	11,617	10,514	11,068
Marina Bay Sands	4,674	5,054	5,031
United States:
Las Vegas Operating Properties	4,321	3,530	3,214
Sands Bethlehem	639	636	691
	4,960	4,166	3,905
Total assets	$22,547	$20,687	$20,469

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31,
	2018	2017	2016
	(In millions)
Total Long-Lived Assets(1)
Corporate and Other	$281	$249	$264
Macao:
The Venetian Macao	1,750	1,728	1,726
Sands Cotai Central	3,414	3,516	3,720
The Parisian Macao	2,317	2,375	2,572
The Plaza Macao and Four Seasons Hotel Macao	772	853	874
Sands Macao	229	222	245
Ferry Operations and Other	130	146	157
	8,612	8,840	9,294
Marina Bay Sands	4,148	4,336	4,192
United States:
Las Vegas Operating Properties	2,762	2,779	2,815
Sands Bethlehem	549	549	548
	3,311	3,328	3,363
Total long-lived assets	$16,352	$16,753	$17,113
_________________________

(1)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and leasehold interests in land, net of accumulated amortization.
Note 20 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First(1)	Second	Third	Fourth(1,2)	Total
	(In millions, except per share data)
2018
Net revenues	$3,579	$3,303	$3,372	$3,475	$13,729
Operating income	1,158	797	922	874	3,751
Net income (loss)	1,616	676	699	(40)	2,951
Net income (loss) attributable to Las Vegas Sands Corp.	1,456	556	571	(170)	2,413
Basic earnings (loss) per share	1.85	0.70	0.73	(0.22)	3.07
Diluted earnings (loss) per share	1.84	0.70	0.73	(0.22)	3.07
2017(3)
Net revenues	$3,067	$3,109	$3,161	$3,391	$12,728
Operating income	764	817	855	1,028	3,464
Net income	579	639	684	1,361	3,263
Net income attributable to Las Vegas Sands Corp.	481	546	569	1,212	2,808
Basic earnings per share	0.61	0.69	0.72	1.53	3.55
Diluted earnings per share	0.61	0.69	0.72	1.53	3.55
________________________

(1)
During Q1 2018, the Company recorded a nonrecurring non-cash discrete income tax benefit of $670 million due to the implementation of the Global Intangible Low-Taxed Income ("GILTI") provision of U.S. tax reform.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During Q4 2018, the IRS issued guidance clarifying the implementation of the GILTI and other provisions that would impact the foreign tax credit utilization and required an increase of a valuation allowance related to the Company's historical foreign tax credits. As a result, in Q4 2018, the Company recorded a nonrecurring non-cash discrete income tax expense of $727 million.

(2)	During Q4 2017, the Company recorded a nonrecurring non-cash income tax benefit of $526 million due to U.S. tax reform enacted at the end of 2017.

(3)	The information for 2017 has been reclassified to conform to the current presentation.
Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
For the Years Ended December 31, 2018, 2017 and 2016

Description	Balance at Beginning of Year	Provision for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Year
	(In millions)
Allowance for doubtful accounts:
2016	$637	173	(234)	$576
2017	$576	96	(230)	$442
2018	$442	5	(123)	$324

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In millions)
Deferred income tax asset valuation allowance:
2016	$3,302	907	(12)	$4,197
2017	$4,197	510	(17)	$4,690
2018	$4,690	105	(26)	$4,769

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2018, and have concluded they are effective at the reasonable assurance level.
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
(2) provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and the Company's receipts and expenditures are being made only in accordance with authorizations of its management and directors; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, the Company's management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control — Integrated Framework (2013)."
Based on this assessment, management concluded, as of December 31, 2018, the Company's internal control over financial reporting is effective based on this framework.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
ITEM 9B. — OTHER INFORMATION
None.
PART III
ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 3, 2019 (the "Proxy Statement"), including under the captions "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Information Regarding the Board of Directors and Board and Other Committees."
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
3.1
Certificate of Amended and Restated Articles of Incorporation of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2018 and filed on July 25, 2018).

3.2
Amended and Restated By-laws of Las Vegas Sands Corp. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2018 and filed on July 25, 2018).

4.1
Form of Specimen Common Stock Certificate of Las Vegas Sands Corp. (incorporated by reference from Exhibit 4.1 to the Company's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) filed on November 22, 2004).

4.2
Indenture, dated as of August 9, 2018, between SCL and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on August 10, 2018).

4.3
Forms of 4.600% Senior Notes due 2023, 5.125% Senior Notes due 2025 and 5.400% Senior Notes due 2028 (incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on August 10, 2018).

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

10.8
Incremental Assumption Agreement and Sixth Amendment, dated as of June 7, 2018, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of December 19, 2013, among Las Vegas Sands. LLC, the Guarantors party thereto, the Incremental Term Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders and as collateral agent (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2018 and filed on July 25, 2018).

10.9*	Facility Agreement dated November 20, 2018, among Sands China Limited, Bank of China Limited, Macau Branch, as agent, the arrangers listed therein and the original lenders listed therein.
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

Exhibit No.	Description of Document
10.12
Second Amendment and Restatement Agreement dated as of March 19, 2018, to the Facility Agreement, dated as of June 25, 2012 (as amended by an amendment agreement dated November 20, 2013 and further amended and restated by an amendment and restatement agreement dated August 29, 2014), among Marina Bay Sands Pte. Ltd., as borrower, various lenders party thereto and DBS Bank Ltd. as agent and security trustee (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.13
Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to Amendment No. 1 to Las Vegas Sands, Inc.'s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).

10.14
Addendum to Sands Resort Hotel and Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.20 to the Company's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.15
Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, June 26, 2002, among the Macao Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands, Inc.'s Form 10-K (File No. 333-42147) for the year ended December 31, 2002 and filed on March 31, 2003).

10.16*
Amendment to Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macau Special Administrative Region, dated as of December 19, 2002, among the Macao Special Administrative Region and Galaxy Casino Company, Limited.

10.17†
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

10.18
Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macao Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.39 to the Company's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.19
Amendment, published on April 23, 2008, to Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macau Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2008 and filed on May 9, 2008).

10.20
Land Concession Agreement, dated as of April 10, 2007, relating to the Venetian Macao, Four Seasons Macao and Site 3 among the Macau Special Administrative Region, Venetian Cotai Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2007 and filed on May 10, 2007).

10.21
Amendment published on October 29, 2008, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.22*	Amendment, published on June 5, 2013, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited.
10.23*	Amendment, published on October 22, 2014, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited.
10.24*	Land Concession Agreement, dated as of May 5, 2010, relating to the Sands Cotai Central among the Macau Special Administrative Region, Venetian Orient Limited and Venetian Macau Limited.
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

10.35
Fourth Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of February 29, 2008, by and among Interface Group-Nevada, Inc., Grand Canal Shops II, LLC, Phase II Mall Subsidiary, LLC, Venetian Casino Resort, LLC, and Palazzo Condo Tower, LLC (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2008 and filed on May 9, 2008).

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

Exhibit No.	Description of Document
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

10.42+
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

10.43+
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.44+
Form of Nonqualified Stock Option Agreement under the Company's 2004 Equity Award Plan (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2009 and filed August 7, 2009).

10.45+
Form of Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.51 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2010 and filed on March 1, 2011).

10.46+
Form of Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.47+
Form of Director Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.48+
Form of Director Restricted Stock Units Award Agreement under the Company's 2004 Equity Award Plan (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

10.49+
Form of Director Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.50+
Form of Director Restricted Stock Units Award Agreement (with deferred settlement) under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

10.51+
Form of Director Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (with deferred settlement) (incorporated by reference from Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.52+
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

10.54+
Form of Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.55+
Las Vegas Sands Corp. Amended and Restated Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373 for the quarter ended June 30, 2018 and filed on July 25, 2018).

Exhibit No.	Description of Document
10.56
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

10.57
Purchase and Sale Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.'s Current Report on Form 8-K (File No. 333-42147) filed on April 16, 2004).

10.58
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

10.60
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

10.61
Second Amended and Restated Registration Rights Agreement, dated as of November 14, 2008, by and among Las Vegas Sands Corp., Dr. Miriam Adelson and the other Adelson Holders (as defined therein) that are party to the agreement from time to time (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on November 14, 2008).

10.62
Investor Rights Agreement, dated as of September 30, 2008, by and between Las Vegas Sands Corp. and the Investor named therein (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.63
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

10.65
First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company's Registration Statement on Form S-1 (File No. 333-118827) dated September 3, 2004).

10.66+
Las Vegas Sands Corp. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.88 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.67+
Amended & Restated Employment Agreement among Las Vegas Sands Corp., Las Vegas Sands, LLC and Sheldon G. Adelson, effective as of January 1, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on September 7, 2017).

10.68+
Terms of Continued Employment, dated December 9, 2014, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.81 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2014 and filed on February 27, 2015).

Exhibit No.	Description of Document
10.69+
First Amendment to Letter Agreement, dated November 20, 2018 between Robert G. Goldstein and Las Vegas Sands Corp. and Las Vegas Sands, LLC (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on November 20, 2018).

10.70+
Terms of Continued Employment, dated March 28, 2016, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Patrick Dumont (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2016 and filed on May 6, 2016).

10.71+
Employment Agreement, dated August 23, 2016, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Lawrence A. Jacobs (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2017 and filed on August 4, 2017).

10.72+
First Amendment to Letter Agreement, dated October 9, 2018 between Lawrence A. Jacobs and Las Vegas Sands Corp. and Las Vegas Sands, LLC (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on October 10, 2018).

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
101*
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.
February 22, 2019	/S/ SHELDON G. ADELSON
Sheldon G. Adelson, Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SHELDON G. ADELSON	Chairman of the Board, Chief Executive Officer and Director	February 22, 2019
Sheldon G. Adelson

/S/ ROBERT G. GOLDSTEIN	President, Chief Operating Officer and Director	February 22, 2019
Robert G. Goldstein

/S/ PATRICK DUMONT	Executive Vice President, Chief Financial Officer and Director	February 22, 2019
Patrick Dumont

/S/ IRWIN CHAFETZ	Director	February 22, 2019
Irwin Chafetz

/S/ MICHELINE CHAU	Director	February 22, 2019
Micheline Chau

/S/ CHARLES D. FORMAN	Director	February 22, 2019
Charles D. Forman

/S/ STEVEN L. GERARD	Director	February 22, 2019
Steven L. Gerard

/S/ GEORGE JAMIESON	Director	February 22, 2019
George Jamieson

/S/ CHARLES A. KOPPELMAN	Director	February 22, 2019
Charles A. Koppelman

/S/ LEWIS KRAMER	Director	February 22, 2019
Lewis Kramer

/S/ DAVID F. LEVI	Director	February 22, 2019
David F. Levi

/S/ RANDY HYZAK	Senior Vice President and Chief Accounting Officer	February 22, 2019
Randy Hyzak