Form 10-Q
period 2019-03-31
LAS VEGAS SANDS CORP
filed 2019-04-19
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 16, 2019
Common Stock ($0.001 par value)	772,804,476 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,134	$4,648
Restricted cash and cash equivalents	14	13
Accounts receivable, net	737	726
Inventories	35	35
Prepaid expenses and other	135	144
Total current assets	5,055	5,566
Property and equipment, net	15,099	15,154
Deferred income taxes, net	359	368
Leasehold interests in land, net	1,333	1,198
Intangible assets, net	69	72
Other assets, net	398	189
Total assets	$22,313	$22,547
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$152	$178
Construction payables	190	189
Other accrued liabilities	2,189	2,435
Income taxes payable	275	244
Current maturities of long-term debt	111	111
Total current liabilities	2,917	3,157
Other long-term liabilities	485	179
Deferred income taxes	184	191
Deferred amounts related to mall sale transactions	399	401
Long-term debt	11,888	11,874
Total liabilities	15,873	15,802
Commitments and contingencies (Note 6)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 832 shares issued, 773 and 775 shares outstanding	1	1
Treasury stock, at cost, 59 and 57 shares	(3,901)	(3,727)
Capital in excess of par value	6,700	6,680
Accumulated other comprehensive loss	(32)	(40)
Retained earnings	2,757	2,770
Total Las Vegas Sands Corp. stockholders' equity	5,525	5,684
Noncontrolling interests	915	1,061
Total equity	6,440	6,745
Total liabilities and equity	$22,313	$22,547
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018
	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,661	$2,599
Rooms	450	445
Food and beverage	232	228
Mall	160	156
Convention, retail and other	143	151
Net revenues	3,646	3,579
Operating expenses:
Casino	1,439	1,371
Rooms	110	110
Food and beverage	178	172
Mall	17	17
Convention, retail and other	80	84
Provision for (recovery of) doubtful accounts	4	(16)
General and administrative	369	345
Corporate	152	56
Pre-opening	4	1
Development	5	3
Depreciation and amortization	301	264
Amortization of leasehold interests in land	9	9
Loss on disposal or impairment of assets	7	5
	2,675	2,421
Operating income	971	1,158
Other income (expense):
Interest income	20	5
Interest expense, net of amounts capitalized	(141)	(89)
Other expense	(21)	(26)
Loss on modification or early retirement of debt	—	(3)
Income before income taxes	829	1,045
Income tax (expense) benefit	(85)	571
Net income	744	1,616
Net income attributable to noncontrolling interests	(162)	(160)
Net income attributable to Las Vegas Sands Corp.	$582	$1,456
Earnings per share:
Basic	$0.75	$1.85
Diluted	$0.75	$1.84
Weighted average shares outstanding:
Basic	774	789
Diluted	775	790
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2019	2018
	(In millions) (Unaudited)
Net income	$744	$1,616
Currency translation adjustment	5	28
Total comprehensive income	749	1,644
Comprehensive income attributable to noncontrolling interests	(159)	(155)
Comprehensive income attributable to Las Vegas Sands Corp.	$590	$1,489
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders' Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
	(In millions) (Unaudited)
Balance at January 1, 2018	$1	$(2,818)	$6,580	$14	$2,709	$1,141	$7,627
Net income	—	—	—	—	1,456	160	1,616
Currency translation adjustment	—	—	—	33	—	(5)	28
Exercise of stock options	—	—	48	—	—	6	54
Stock-based compensation	—	—	8	—	—	1	9
Repurchase of common stock	—	(75)	—	—	—	—	(75)
Dividends declared ($0.75 per share) (Note 4)	—	—	—	—	(593)	(309)	(902)
Balance at March 31, 2018	$1	$(2,893)	$6,636	$47	$3,572	$994	$8,357

Balance at January 1, 2019	$1	$(3,727)	$6,680	$(40)	$2,770	$1,061	$6,745
Net income	—	—	—	—	582	162	744
Currency translation adjustment	—	—	—	8	—	(3)	5
Exercise of stock options	—	—	12	—	—	2	14
Stock-based compensation	—	—	8	—	—	1	9
Repurchase of common stock	—	(174)	—	—	—	—	(174)
Dividends declared ($0.77 per share) (Note 4)	—	—	—		(595)	(308)	(903)
Balance at March 31, 2019	$1	$(3,901)	$6,700	$(32)	$2,757	$915	$6,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$744	$1,616
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	301	264
Amortization of leasehold interests in land	9	9
Amortization of deferred financing costs and original issue discount	8	11
Amortization of deferred gain on mall sale transactions	(1)	(1)
Loss on modification or early retirement of debt	—	3
Loss on disposal or impairment of assets	5	5
Stock-based compensation expense	9	8
Provision for (recovery of) doubtful accounts	4	(16)
Foreign exchange loss	22	12
Deferred income taxes	1	(653)
Changes in operating assets and liabilities:
Accounts receivable	(15)	47
Other assets	(4)	(14)
Accounts payable	(26)	(12)
Other liabilities	(237)	118
Net cash generated from operating activities	820	1,397
Cash flows from investing activities:
Capital expenditures	(240)	(238)
Proceeds from disposal of property and equipment	—	4
Net cash used in investing activities	(240)	(234)
Cash flows from financing activities:
Proceeds from exercise of stock options	14	54
Repurchase of common stock	(174)	(75)
Dividends paid	(903)	(902)
Proceeds from long-term debt (Note 2)	—	249
Repayments of long-term debt (Note 2)	(26)	(274)
Payments of financing costs	—	(29)
Net cash used in financing activities	(1,089)	(977)
Effect of exchange rate on cash, cash equivalents and restricted cash	(4)	24
Increase (decrease) in cash, cash equivalents and restricted cash	(513)	210
Cash, cash equivalents and restricted cash at beginning of period	4,661	2,430
Cash, cash equivalents and restricted cash at end of period	$4,148	$2,640
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$159	$74
Cash payments for taxes, net of refunds	$40	$40
Change in construction payables	$1	$(35)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Organization and Business of Company
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. ("LVSC"), a Nevada corporation, and its subsidiaries (collectively the "Company") for the year ended December 31, 2018, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations; however, the Company believes the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year.
On March 8, 2018, the Company entered into a purchase and sale agreement under which PCI Gaming Authority, an unincorporated, chartered instrumentality of the Poarch Band of Creek Indians, will acquire Sands Bethlehem for a total enterprise value of $1.30 billion. The closing of the transaction is subject to regulatory review and other closing conditions.
In April 2019, the Company paid 72 million Singapore dollars ("SGD," approximately $53 million at exchange rates in effect at the time of the transaction) to the Singapore Casino Regulatory Authority as part of the process to renew its gaming license at Marina Bay Sands, which gaming license now expires in April 2022.
Development Projects
The Company is constantly evaluating opportunities to improve its product offerings, such as refreshing its meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and its gaming areas, as well as other anticipated revenue generating additions to the Company's Integrated Resorts.
Singapore
In April 2019, the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), and the Singapore Tourism Board (the “STB”) entered into a development agreement (the “Development Agreement”) pursuant to which MBS will construct a development, which will include a hotel tower with a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with a seating capacity of at least 15,000 persons (the “MBS Expansion Project”). The Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.3 billion at exchange rates in effect at the time of the transaction). The amount of the total project cost will be finalized as the Company completes design and development and begins construction. In connection with the Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project. In April 2019, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction).
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update on leases, which requires all lessees to recognize right-of-use (“ROU”) assets and lease liabilities, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The standard also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the new standard on January 1, 2019, on a prospective basis, forgoing comparative reporting. The Company elected to utilize the transition guidance within the new standard, which allows the Company to carryforward the historical lease classification. The Company elected to not separate lease and non-lease components for all classes of underlying assets in which it is the lessee and made an accounting policy election to not account for leases with an initial term of 12 months or less on the balance sheet. Adoption of the standard resulted in the recording of additional

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

ROU assets and lease liabilities for operating leases of $337 million as of January 1, 2019. The adoption of this guidance did not have an impact on net income. (See disclosures at “Note 8 — Leases.”)
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
Note 2 — Long-Term Debt
Long-term debt consists of the following:

	March 31, 2019	December 31, 2018
	(In millions)
Corporate and U.S. Related(1):
2013 U.S. Credit Facility — Extended Term B (net of unamortized original issue discount and deferred financing costs of $20 and $21, respectively)	$3,456	$3,464
HVAC Equipment Lease	11	12
Macao Related(1):
4.600% Senior Notes due 2023 (net of unamortized original issue discount and deferred financing costs of $13 and $14, respectively, and a positive cumulative fair value adjustment of $8 and $5, respectively)	1,795	1,791
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $15 and $16, respectively, and a positive cumulative fair value adjustment of $9 and $5, respectively)	1,794	1,789
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $20 and $21, respectively, and a positive cumulative fair value adjustment of $9 and $5, respectively)	1,889	1,884
Other	4	4
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $41 and $43, respectively)	3,050	3,041
	11,999	11,985
Less — current maturities	(111)	(111)
Total long-term debt	$11,888	$11,874
____________________

(1)
Unamortized deferred financing costs of $44 million and $47 million as of March 31, 2019 and December 31, 2018, respectively, related to the Company's revolving credit facilities are included in other assets, net in the accompanying condensed consolidated balance sheets.

2013 U.S. Credit Facility
As of March 31, 2019, the Company had $1.15 billion of available borrowing capacity under the 2013 Extended U.S. Revolving Facility, net of outstanding letters of credit.
2018 SCL Credit Facility
As of March 31, 2019, the Company had $2.0 billion of available borrowing capacity under the 2018 SCL Revolving Facility.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2012 Singapore Credit Facility
As of March 31, 2019, the Company had SGD 495 million (approximately $365 million at exchange rates in effect on March 31, 2019) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit.
In April 2019, in connection with the MBS Expansion Project, MBS entered into a banker's guarantee for SGD 153 million (approximately $113 million at exchange rates in effect at the time of the transaction). The amount available for borrowing under the 2012 Singapore Revolving Facility will be reduced by this amount until the expansion is complete.
Debt Covenant Compliance
As of March 31, 2019, management believes the Company was in compliance with all debt covenants.
Fair Value of Long-Term Debt
The estimated fair value of the Company's long-term debt as of March 31, 2019 and December 31, 2018, was approximately $12.20 billion and $11.65 billion, respectively, compared to its carrying value of $12.09 billion and $12.08 billion, respectively. The estimated fair value of the Company's long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
Note 3 — Derivative Instruments
In August 2018, the Company entered into interest rate swap agreements (the “IR Swaps”), which qualified and were designated as fair value hedges, swapping fixed-rate for variable-rate interest to hedge changes in the fair value of the SCL Senior Notes. These IR Swaps have a total notional value of $5.50 billion and expire in August 2020.
The total fair value of the IR Swaps as of March 31, 2019, was $28 million. In the accompanying condensed consolidated balance sheet, $26 million was recorded as an asset in other assets, net with an equal corresponding adjustment recorded against the carrying value of the SCL Senior Notes. The fair value of the IR Swaps was estimated using level 2 inputs from recently reported market forecasts of interest rates. Gains and losses due to changes in fair value of the IR Swaps completely offset changes in the fair value of the hedged portion of the underlying debt; therefore, no gain or loss has been recognized due to hedge ineffectiveness. Additionally, for the three months ended March 31, 2019, the Company recorded a $2 million reduction to interest expense related to the realized amount associated with the IR Swaps.
Note 4 — Equity and Earnings Per Share
Common Stock
Dividends
On March 28, 2019, the Company paid a dividend of $0.77 per common share as part of a regular cash dividend program. During the three months ended March 31, 2019, the Company recorded $595 million as a distribution against retained earnings (of which $333 million related to the principal stockholder and his family and the remaining $262 million related to all other shareholders).
On March 30, 2018, the Company paid a dividend of $0.75 per common share as part of a regular cash dividend program. During the three months ended March 31, 2018, the Company recorded $593 million as a distribution against retained earnings (of which $324 million related to the principal stockholder and his family and the remaining $269 million related to all other shareholders).
In March 2019, the Company's Board of Directors declared a quarterly dividend of $0.77 per common share (a total estimated to be approximately $595 million) to be paid on June 27, 2019, to shareholders of record on June 19, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Repurchase Program
In November 2016, the Company's Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which was to expire in November 2018. In June 2018, the Company's Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion and extending the expiration date to November 2020. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions. During the three months ended March 31, 2019 and 2018, the Company repurchased 2,859,964 and 1,048,200 shares, respectively, of its common stock for $174 million and $75 million, respectively, (including commissions) under the program. All share repurchases of the Company's common stock have been recorded as treasury stock.
Noncontrolling Interests
On February 22, 2019, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") per share to SCL shareholders (a total of $1.02 billion, of which the Company retained $716 million during the three months ended March 31, 2019). On February 23, 2018, SCL paid a dividend of HKD 0.99 per share to SCL shareholders (a total of $1.02 billion, of which the Company retained $717 million during the three months ended March 31, 2018).
During the three months ended March 31, 2019 and 2018, the Company distributed $2 million and $3 million, respectively, to certain of its noncontrolling interests.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	774	789
Potential dilution from stock options and restricted stock and stock units	1	1
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	775	790
Antidilutive stock options excluded from the calculation of diluted earnings per share	5	1
Note 5 — Income Taxes
The Company's effective income tax rate was 10.3% for the three months ended March 31, 2019, compared to (54.6)% for the three months ended March 31, 2018. The effective income tax rate for the three months ended March 31, 2018, would have been 9.5% without the discrete benefit of $670 million, as discussed further below. The effective income tax rate for the three months ended March 31, 2019, reflects a 17% statutory tax rate on the Company's Singapore operations, a 21% corporate income tax rate for its domestic operations and a zero percent tax rate on its Macao gaming operations due to the Company's income tax exemption in Macao.
In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Act"), which made significant changes to U.S. income tax laws, including transitioning from a worldwide tax system to a territorial tax system. This change in the U.S. international tax system included the introduction of several new tax regimes effective as of January 1, 2018. One of the new taxes introduced is the Global Intangible Low-Taxed Income ("GILTI"), which effectively taxes the foreign earnings of U.S. multinational companies at 10.5%, half of the current corporate tax rate. During the three months ended March 31, 2018, the Company concluded how the foreign tax credits associated with this income, and allowed against the U.S. tax liability, would be utilized and the potential impact on the foreign tax credit deferred tax

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

asset and related valuation allowance. As a result, the Company recorded a non-cash tax benefit of $670 million relating to the reduction of the valuation allowance on certain U.S. foreign tax credit assets generated prior to 2018 previously determined not likely to be utilized. In November 2018, the Internal Revenue Service issued guidance, which clarified the implementation of GILTI and other provisions, which impacted the foreign tax credit utilization and required an increase of a valuation allowance related to the Company's historical foreign tax credits. As a result, the Company recorded a non-cash expense of $727 million during the three months ended December 31, 2018.
In April 2019, Venetian Macau Limited ("VML") entered into an agreement with the Macao government, which is effective through June 26, 2022, and provides for an annual payment of 38 million patacas (approximately $5 million at exchange rates in effect on March 31, 2019) as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits.
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
Round Square Company Limited v. Las Vegas Sands Corp.
On October 15, 2004, Richard Suen ("Suen") and Round Square Company Limited ("Round Square") filed an action against LVSC, Las Vegas Sands, Inc. ("LVSI"), Sheldon G. Adelson and William P. Weidner in the District Court of Clark County, Nevada (the "District Court"), asserting a breach of an alleged agreement to pay a success fee of $5 million and 2.0% of the net profit from the Company's Macao resort operations to the plaintiffs, as well as other related claims. In March 2005, LVSC was dismissed as a party without prejudice based on a stipulation between the parties. On March 16, 2006, plaintiffs' fraud claims were dismissed with prejudice against all defendants, and all claims were dismissed against individual defendants Sheldon G. Adelson and William P. Weidner. The remaining claims were tried to verdict in May 2008, and the jury returned a quantum meruit verdict for Suen in the amount of $44 million. On June 30, 2008, a judgment was entered in this matter in the amount of $59 million (including pre-judgment interest). The Company appealed the judgment to the Nevada Supreme Court, which reversed the judgment and remanded the case to the District Court for a new trial. The remanded claims were tried to verdict in May 2013, and the jury returned a quantum meruit verdict in favor of Round Square in the amount of $70 million. On May 28, 2013, a judgment was entered in the matter in the amount of $102 million (including pre-judgment interest). The Company appealed that judgment to the Nevada Supreme Court, which affirmed the judgment of quantum meruit liability, but reversed the damages award and remanded for a new trial on damages. That retrial began on March 4, 2019, in the District Court.
On March 20, 2019, the parties entered into a confidential settlement through which Round Square dismissed all claims brought in the District Court against the Company and released all claims as of the settlement date in exchange for a payment from the Company. On March 26, 2019, the District Court entered a stipulation and order dismissing all remaining claims with prejudice. This matter is concluded.
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited ("AAEC") filed a claim (the "Macao action") with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. ("LVS (Nevada)"), Las Vegas Sands, LLC ("LVSLLC") and Venetian Casino Resort, LLC ("VCR") (collectively, the "Defendants"). The claim is for 3.0 billion patacas (approximately $371 million at exchange rates in effect on March 31, 2019) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the "U.S. Defendants") for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended.

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
AAEC appealed against the recognition decision to the Macao Court of Final Appeal, which, on May 6, 2015, dismissed the appeal and held the U.S. judgment to be final and have preclusive effect. The Macao Court of Final Appeal's decision became final on May 21, 2015. On June 5, 2015, the U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata. AAEC filed its response to that application on June 30, 2015. The U.S. Defendants filed their reply on July 23, 2015. On September 14, 2015, the Macao Judicial Court admitted two further legal opinions from Portuguese and U.S. law experts. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged on April 7, 2016, together with a request that the appeal be heard immediately. By a decision dated April 13, 2016, the Macao Judicial Court accepted that the appeal be heard immediately. Legal arguments were submitted May 23, 2016. AAEC replied to the legal arguments on or about July 14, 2016, which was three days late, upon payment of a penalty. The U.S. Defendants submitted a response on September 20, 2016. On December 13, 2016, the Macao Judicial Court confirmed its earlier decision not to stay the proceedings pending appeal. As of the end of December 2016, all appeals (including VML's dismissal and the res judicata appeals) were being transferred to the Macao Second Instance Court. On May 11, 2017, the Macao Second Instance Court notified the parties of its decision of refusal to deal with the appeals at the present time. The Macao Second Instance Court ordered the court file be transferred back to the Macao Judicial Court. Evidence gathering by the Macao Judicial Court commenced by letters rogatory. On June 30, 2017, the Macao Judicial Court sent letters rogatory to the Public Prosecutor's office, for onward transmission to relevant authorities in the U.S. and Hong Kong. On August 10, 2017, the Hong Kong Mutual Legal Assistance Unit, International Law Division, Hong Kong Department of Justice ("HKMLAU") responded to the Public Prosecutor and requested additional information. On August 18, 2017, the Public Prosecutor forwarded the HKMLAU request to the Macao Judicial Court. On November 14, 2017, the Public Prosecutor replied to the HKMLAU. The HKMLAU sent a further communication to the Public Prosecutor on November 29, 2017, again requesting the Macao Judicial Court provide further information to enable processing of the Hong Kong letter rogatory. On January 6, 2018, the Macao Judicial Court notified the parties accordingly. On February 10, 2018, the Macao Judicial Court notified the parties that a communication dated January 25, 2018, had been received from the U.S. Department of Justice. The Macao Judicial Court extended the time for processing the letters rogatory until the end of June 2018. On May 7, 2018, the Macao Judicial Court further extended the time for processing one of the letters rogatory until mid-September 2018, which was further extended until early 2019. On March 14, 2019, the outstanding letter rogatory was returned executed. The trial of this matter has been scheduled by the Macao Judicial Court for mid-September 2019.
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
Note 7 — Segment Information
The Company's principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; Sands Macao; Marina Bay Sands; Las Vegas Operating Properties; and Sands Bethlehem. The Company also reviews construction and development activities for each of its primary projects currently under development, in addition to its reportable segments noted above, which include the renovation, expansion and rebranding of Sands Cotai Central to The Londoner Macao, the suites within the tower also occupied by the St. Regis hotel and the Four Seasons Tower Suites Macao in Macao, and the Las Vegas Condo Tower (for which construction currently is suspended) in the United States. The Company has included Ferry Operations and Other (comprised primarily of the Company's ferry operations and various other operations that are ancillary to its properties in Macao) to reconcile to condensed consolidated results of operations and financial condition. The Company has included Corporate and Other (which includes the Las Vegas Condo Tower and corporate activities of the Company) to reconcile to the condensed consolidated financial condition. The Company's segment information as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018 is as follows:

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues
Three Months Ended March 31, 2019	(In millions)
Macao:
The Venetian Macao	$740	$57	$22	$56	$22	$897
Sands Cotai Central	445	84	26	16	6	577
The Parisian Macao	387	32	18	12	5	454
The Plaza Macao and Four Seasons Hotel Macao	173	10	9	31	1	224
Sands Macao	139	4	7	1	1	152
Ferry Operations and Other	—	—	—	—	30	30
	1,884	187	82	116	65	2,334
Marina Bay Sands	544	102	53	43	25	767
United States:
Las Vegas Operating Properties	113	157	90	—	111	471
Sands Bethlehem	120	4	7	1	5	137
	233	161	97	1	116	608
Intercompany eliminations(1)	—	—	—	—	(63)	(63)
Total net revenues	$2,661	$450	$232	$160	$143	$3,646

Three Months Ended March 31, 2018
Macao:
The Venetian Macao	$716	$57	$23	$53	$19	$868
Sands Cotai Central	418	82	29	14	6	549
The Parisian Macao	291	33	15	15	5	359
The Plaza Macao and Four Seasons Hotel Macao	142	9	8	31	1	191
Sands Macao	142	4	7	—	1	154
Ferry Operations and Other	—	—	—	—	39	39
	1,709	185	82	113	71	2,160
Marina Bay Sands	652	100	52	42	26	872
United States:
Las Vegas Operating Properties	120	156	88	—	113	477
Sands Bethlehem	118	4	6	1	5	134
	238	160	94	1	118	611
Intercompany eliminations(1)	—	—	—	—	(64)	(64)
Total net revenues	$2,599	$445	$228	$156	$151	$3,579

____________________

(1)	Intercompany eliminations include royalties and other intercompany services.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$1	$1
Ferry Operations and Other	6	6
	7	7
Marina Bay Sands	1	2
Las Vegas Operating Properties	55	55
Total intersegment revenues	$63	$64

	Three Months Ended March 31,
	2019	2018
	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$361	$348
Sands Cotai Central	212	201
The Parisian Macao	163	116
The Plaza Macao and Four Seasons Hotel Macao	85	73
Sands Macao	40	47
Ferry Operations and Other	(3)	4
	858	789
Marina Bay Sands	423	541
United States:
Las Vegas Operating Properties	138	141
Sands Bethlehem	33	29
	171	170
Consolidated adjusted property EBITDA(1)	1,452	1,500
Other Operating Costs and Expenses
Stock-based compensation(2)	(3)	(4)
Corporate	(152)	(56)
Pre-opening	(4)	(1)
Development	(5)	(3)
Depreciation and amortization	(301)	(264)
Amortization of leasehold interests in land	(9)	(9)
Loss on disposal or impairment of assets	(7)	(5)
Operating income	971	1,158
Other Non-Operating Costs and Expenses
Interest income	20	5
Interest expense, net of amounts capitalized	(141)	(89)
Other expense	(21)	(26)
Loss on modification or early retirement of debt	—	(3)
Income tax (expense) benefit	(85)	571
Net income	$744	$1,616

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

(2)
During the three months ended March 31, 2019 and 2018, the company recorded stock-based compensation expense of $9 million in each period, of which $6 million and $5 million, respectively, is included in corporate expense on the company's condensed consolidated statements of operations.

	Three Months Ended March 31,
	2019	2018
	(In millions)
Capital Expenditures
Corporate and Other	$23	$49
Macao:
The Venetian Macao	24	42
Sands Cotai Central	64	28
The Parisian Macao	8	42
The Plaza Macao and Four Seasons Hotel Macao	30	9
Sands Macao	2	4
	128	125
Marina Bay Sands	49	35
United States:
Las Vegas Operating Properties	38	26
Sands Bethlehem	2	3
	40	29
Total capital expenditures	$240	$238

Note 8 — Leases
Management determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Finance and operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The expected lease terms include options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term.
The Company’s lease arrangements have lease and non-lease components. For leases in which the Company is the lessee, the Company accounts for the lease components and non-lease components as a single lease component for all classes of underlying assets (primarily real estate). Leases, in which the Company is the lessor, are substantially all accounted for as operating leases and the lease components and non-lease components are accounted for separately. Leases with an expected term of 12 months or less are not accounted for on the balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.
Lessee
The Company has operating and finance leases for various real estate (including the Macao and Singapore leasehold interests in land) and equipment. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation and rental payments based on usage. The Company’s leases include options to extend the lease term one month to 40 years. Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. The Company anticipates a useful life of 50 years related to the land concessions in Macao. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Leases recorded on the balance sheet consist of the following (excluding the Macao and Singapore leasehold interests in land assets):

Leases	Classification on the Balance Sheet	March 31, 2019
		(In millions)
Assets
Operating lease ROU assets	Other assets, net	$195
Finance lease ROU assets	Property and equipment, net(1)	$15
Liabilities
Current
Operating	Other accrued liabilities	$27
Finance	Current maturities of long-term debt	$13
Noncurrent
Operating	Other long-term liabilities	$309
Finance	Long-term debt	$2
____________________

(1)	Finance lease ROU assets are recorded net of accumulated depreciation of $25 million as of March 31, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Other information related to lease term and discount rate is as follows:

March 31, 2019
Weighted Average Remaining Lease Term
Operating leases	32.1 years
Finance leases	0.9 years
Weighted Average Discount Rate
Operating leases(1)	4.6%
Finance leases	6.2%
____________________

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.
The components of lease expense are as follows:

Three Months Ended March 31, 2019
(In millions)
Operating lease cost:
Amortization of leasehold interests in land	$9
Operating lease cost	7
Short-term lease cost	4
Variable lease cost	2
Finance lease cost:
Amortization of ROU assets	1
Total lease cost	$23
Supplemental cash flow information related to leases is as follows:

Three Months Ended March 31, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7
Financing cash flows for finance leases	$1

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
	(In millions)
Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$29	$13
2020	28	1
2021	25	1
2022	24	—
2023	24	—
Thereafter	556	—
Total future minimum lease payments	686	15
Less — amount representing interest	(350)	—
Present value of future minimum lease payments	336	15
Less — current lease obligations	(27)	(13)
Long-term lease obligations	$309	$2
Lessor
The Company leases space at several of its Integrated Resorts to various third parties as part of its mall operations, as well as retail and office space that are recorded within convention, retail and other revenues. These leases are non-cancelable operating leases with remaining lease periods that vary from one month to 18 years. The leases include minimum base rents with escalated contingent rent clauses.
Lease revenue consists of the following:

	Three Months Ended March 31, 2019
	Mall	Other
	(In millions)
Minimum rents	$128	$4
Overage rents	7	1
	$135	$5
Future minimum rentals on non-cancelable leases are as follows:

	Mall	Other
	(In millions)
Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$351	$10
2020	384	12
2021	287	12
2022	197	8
2023	92	7
Thereafter	141	22
Total minimum future rentals	$1,452	$71
The total minimum future rentals do not include the escalated contingent rent clauses.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The cost and accumulated depreciation of property and equipment the Company is leasing to third parties is as follows:

March 31, 2019
(In millions)
Property and equipment, at cost	$1,401
Accumulated depreciation	(501)
Property and equipment, net	$900

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
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), and the Singapore Tourism Board (the “STB”) entered into a development agreement (the “Development Agreement”) pursuant to which MBS will construct a development, which will include a hotel tower with a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with a seating capacity of at least 15,000 persons (the “MBS Expansion Project”). The Development Agreement provides for a total project cost of approximately 4.5 billion Singapore dollars (“SGD,” approximately $3.3 billion at exchange rates in effect at the time of the transaction). The amount of the total project cost will be finalized as we complete design and development and begin construction. In connection with the Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project. In April 2019, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction).
In April 2019, we paid SGD 72 million (approximately $53 million at exchange rates in effect at the time of the transaction) to the Singapore Casino Regulatory Authority as part of the process to renew our gaming license at Marina Bay Sands, which gaming license now expires in April 2022.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in our 2018 Annual Report on Form 10-K filed on February 22, 2019.
There were no newly identified significant accounting estimates during the three months ended March 31, 2019, nor were there any material changes to the critical accounting policies and estimates discussed in our 2018 Annual Report.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip win percentage is expected to be 3.0% to 3.3% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 25.9%, 22.0%, 21.8%, 25.5%, 18.3% and 20.8% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 4.6%, 3.9%, 3.0%, 5.7%, 3.2% and 4.5% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 15.5% and 19.4%, respectively, of our table games play was conducted on a credit basis for the three months ended March 31, 2019.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of handle. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Based upon our mix of table games, our table games are expected to produce a win percentage of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Table games at Sands Bethlehem have produced a trailing 12-month win percentage of 18.4%. Our slot machines have produced a trailing 12-month hold percentage of 8.3% and 6.4% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 60.5% of our table games play at our Las Vegas Operating Properties, for the three months ended March 31, 2019, was conducted on a credit basis, while our table games play in Pennsylvania is primarily conducted on a cash basis.
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
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Summary Financial Results
Net revenues for the three months ended March 31, 2019, increased 1.9% to $3.65 billion, compared to $3.58 billion for the three months ended March 31, 2018, and operating income decreased 16.1% to $971 million compared to $1.16 billion for the three months ended March 31, 2018. The increase in net revenues resulted from stronger operating performance in Macao due to an 8.1% increase in revenues. We experienced growth at each of our Macao properties on the Cotai Strip across our revenue streams. The decrease in operating income was primarily driven by lower Rolling Chip volume and win percentage in Singapore and a nonrecurring legal settlement. Net income decreased 54.0% to $744 million for the three months ended March 31, 2019, compared to $1.62 billion for the three months ended March 31, 2018. The decrease resulted from an increase in tax expense due to a nonrecurring non-cash income tax benefit of $670 million related to U.S. tax reform in 2018 (as discussed below) and the decrease in operating income. Adjusted property EBITDA for the three months ended March 31, 2019, decreased 3.2% to $1.45 billion, compared to $1.50 billion for the three months ended March 31, 2018.
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended March 31,
	2019	2018	Percent Change
	(Dollars in millions)
Casino	$2,661	$2,599	2.4%
Rooms	450	445	1.1%
Food and beverage	232	228	1.8%
Mall	160	156	2.6%
Convention, retail and other	143	151	(5.3)%
Total net revenues	$3,646	$3,579	1.9%
Consolidated net revenues were $3.65 billion for the three months ended March 31, 2019, an increase of $67 million compared to $3.58 billion for the three months ended March 31, 2018. The increase was primarily driven by a $174 million increase from our Macao operations, primarily due to increased casino revenues. The increase was partially offset by a $105 million decrease at Marina Bay Sands, due to decreased casino revenues.

Net casino revenues increased $62 million compared to the three months ended March 31, 2018. The increase was primarily attributable to a $175 million increase in Macao, primarily driven by an increase in Non-Rolling Chip win percentage. This was partially offset by a $108 million decrease at Marina Bay Sands, driven by a decrease in Rolling Chip win percentage and volume. The following table summarizes the results of our casino activity:

	Three Months Ended March 31,
	2019	2018	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$740	$716	3.4%
Non-Rolling Chip drop	$2,266	$2,244	1.0%
Non-Rolling Chip win percentage	28.5%	23.7%	4.8	pts
Rolling Chip volume	$7,501	$7,866	(4.6)%
Rolling Chip win percentage	2.89%	4.20%	(1.31	)pts
Slot handle	$891	$837	6.5%
Slot hold percentage	5.0%	5.1%	(0.1	)pts
Sands Cotai Central
Total net casino revenues	$445	$418	6.5%
Non-Rolling Chip drop	$1,699	$1,760	(3.5)%
Non-Rolling Chip win percentage	23.8%	21.4%	2.4	pts
Rolling Chip volume	$1,944	$2,407	(19.2)%
Rolling Chip win percentage	4.69%	3.43%	1.26	pts
Slot handle	$1,063	$1,276	(16.7)%
Slot hold percentage	4.1%	4.0%	0.1	pts
The Parisian Macao
Total net casino revenues	$387	$291	33.0%
Non-Rolling Chip drop	$1,140	$1,086	5.0%
Non-Rolling Chip win percentage	23.1%	20.2%	2.9	pts
Rolling Chip volume	$3,917	$4,598	(14.8)%
Rolling Chip win percentage	4.63%	2.77%	1.86	pts
Slot handle	$1,124	$1,044	7.7%
Slot hold percentage	3.3%	2.7%	0.6	pts
The Plaza Macao and Four Seasons Hotel Macao
Total net casino revenues	$173	$142	21.8%
Non-Rolling Chip drop	$356	$416	(14.4)%
Non-Rolling Chip win percentage	25.1%	23.2%	1.9	pts
Rolling Chip volume	$4,488	$3,055	46.9%
Rolling Chip win percentage	3.36%	3.25%	0.11	pts
Slot handle	$149	$135	10.4%
Slot hold percentage	4.9%	6.7%	(1.8	)pts
Sands Macao
Total net casino revenues	$139	$142	(2.1)%
Non-Rolling Chip drop	$663	$657	0.9%
Non-Rolling Chip win percentage	17.8%	18.2%	(0.4	)pts
Rolling Chip volume	$1,201	$897	33.9%
Rolling Chip win percentage	1.86%	2.78%	(0.92	)pts
Slot handle	$615	$640	(3.9)%
Slot hold percentage	3.5%	3.1%	0.4	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$544	$652	(16.6)%
Non-Rolling Chip drop	$1,343	$1,397	(3.9)%
Non-Rolling Chip win percentage	21.2%	18.4%	2.8	pts
Rolling Chip volume	$7,128	$7,375	(3.3)%
Rolling Chip win percentage	3.13%	4.77%	(1.64	)pts
Slot handle	$3,560	$3,885	(8.4)%
Slot hold percentage	4.6%	4.4%	0.2	pts

	Three Months Ended March 31,
	2019	2018	Change
	(Dollars in millions)
U.S. Operations:
Las Vegas Operating Properties
Total net casino revenues	$113	$120	(5.8)%
Table games drop	$419	$491	(14.7)%
Table games win percentage	22.8%	22.7%	0.1	pts
Slot handle	$668	$618	8.1%
Slot hold percentage	8.4%	8.3%	0.1	pts
Sands Bethlehem
Total net casino revenues	$120	$118	1.7%
Table games drop	$274	$281	(2.5)%
Table games win percentage	20.2%	18.2%	2.0	pts
Slot handle	$1,193	$1,171	1.9%
Slot hold percentage	6.3%	6.6%	(0.3	)pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues increased $5 million compared to the three months ended March 31, 2018. During the three months ended March 31, 2019, there were approximately 10% fewer rooms available at The Parisian Macao compared to the three months ended March 31, 2018, after the room to suite conversions were completed in late 2018. The following table summarizes the results of our room activity:

	Three Months Ended March 31,
	2019	2018	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$57	$57	—
Occupancy rate	96.8%	95.9%	0.9	pts
Average daily room rate (ADR)	$228	$232	(1.7)%
Revenue per available room (RevPAR)	$221	$223	(0.9)%
Sands Cotai Central
Total room revenues	$84	$82	2.4%
Occupancy rate	97.3%	93.5%	3.8	pts
Average daily room rate (ADR)	$157	$158	(0.6)%
Revenue per available room (RevPAR)	$153	$148	3.4%
The Parisian Macao
Total room revenues	$32	$33	(3.0)%
Occupancy rate	98.6%	94.5%	4.1	pts
Average daily room rate (ADR)	$158	$151	4.6%
Revenue per available room (RevPAR)	$156	$143	9.1%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$10	$9	11.1%
Occupancy rate	89.7%	88.7%	1.0	pts
Average daily room rate (ADR)	$335	$322	4.0%
Revenue per available room (RevPAR)	$300	$285	5.3%
Sands Macao
Total room revenues	$4	$4	—
Occupancy rate	99.9%	98.8%	1.1	pts
Average daily room rate (ADR)	$178	$165	7.9%
Revenue per available room (RevPAR)	$177	$163	8.6%
Singapore Operations:
Marina Bay Sands
Total room revenues	$102	$100	2.0%
Occupancy rate	98.1%	96.8%	1.3	pts
Average daily room rate (ADR)	$454	$455	(0.2)%
Revenue per available room (RevPAR)	$446	$440	1.4%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$157	$156	0.6%
Occupancy rate	94.9%	95.8%	(0.9	)pts
Average daily room rate (ADR)	$263	$257	2.3%
Revenue per available room (RevPAR)	$250	$246	1.6%
Sands Bethlehem
Total room revenues	$4	$4	—
Occupancy rate	92.3%	88.2%	4.1	pts
Average daily room rate (ADR)	$157	$159	(1.3)%
Revenue per available room (RevPAR)	$145	$140	3.6%

Mall revenues increased $4 million compared to the three months ended March 31, 2018. The increase was primarily due to increases of $3 million and $2 million at the Shoppes at Venetian and the Shoppes at Cotai Central, respectively, driven by an increase in base rent as well as additional retail space available at Sands Cotai Central. For further information related to the financial performance of our malls, see "Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended March 31,
	2019	2018	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$56	$53	5.7%
Mall gross leasable area (in square feet)	813,416	786,472	3.4%
Occupancy	90.8%	91.8%	(1.0	)pts
Base rent per square foot	$265	$261	1.5%
Tenant sales per square foot	$1,732	$1,591	8.9%
Shoppes at Cotai Central(1)
Total mall revenues	$16	$14	14.3%
Mall gross leasable area (in square feet)	519,666	424,388	22.5%
Occupancy	92.2%	94.0%	(1.8	)pts
Base rent per square foot	$108	$113	(4.4)%
Tenant sales per square foot	$880	$802	9.7%
Shoppes at Parisian
Total mall revenues	$12	$15	(20.0)%
Mall gross leasable area (in square feet)	295,915	300,238	(1.4)%
Occupancy	89.6%	90.1%	(0.5	)pts
Base rent per square foot	$150	$213	(29.6)%
Tenant sales per square foot	$640	$623	2.7%
Shoppes at Four Seasons
Total mall revenues	$31	$31	—
Mall gross leasable area (in square feet)	241,548	258,291	(6.5)%
Occupancy	99.3%	98.9%	0.4	pts
Base rent per square foot	$458	$455	0.7%
Tenant sales per square foot	$4,420	$3,896	13.4%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$43	$42	2.4%
Mall gross leasable area (in square feet)	601,226	608,571	(1.2)%
Occupancy	95.5%	96.3%	(0.8	)pts
Base rent per square foot	$266	$256	3.9%
Tenant sales per square foot	$1,918	$1,719	11.6%
__________________________

Note:	This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.

(1)
The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao.

Convention, retail and other revenues decreased $8 million compared to the three months ended March 31, 2018. The decrease was primarily attributable to a $10 million decrease in ferry operation revenues in connection with the opening of the Hong Kong-Macao-Zhuhai bridge in October 2018.
Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended March 31,
	2019	2018	Percent Change
	(Dollars in millions)
Casino	$1,439	$1,371	5.0%
Rooms	110	110	—%
Food and beverage	178	172	3.5%
Mall	17	17	—%
Convention, retail and other	80	84	(4.8)%
Provision for (recovery of) doubtful accounts	4	(16)	125.0%
General and administrative	369	345	7.0%
Corporate	152	56	171.4%
Pre-opening	4	1	300.0%
Development	5	3	66.7%
Depreciation and amortization	301	264	14.0%
Amortization of leasehold interests in land	9	9	—%
Loss on disposal or impairment of assets	7	5	40.0%
Total operating expenses	$2,675	$2,421	10.5%
Operating expenses were $2.68 billion for the three months ended March 31, 2019, an increase of $254 million compared to $2.42 billion for the three months ended March 31, 2018. The increase in operating expenses was primarily driven by an increase in corporate expense and an increase in casino expenses at our Macao operating properties due to increased casino revenues.
Casino expenses increased $68 million compared to the three months ended March 31, 2018. The increase was primarily attributable to a $76 million increase at our Macao operating properties, driven by an increase in gaming tax due to increased casino revenues. This was offset by a $12 million decrease at Marina Bay Sands, driven by a decrease in gaming tax due to decreased casino revenues.
The provision for doubtful accounts was $4 million for the three months ended March 31, 2019, compared to the recovery for doubtful accounts of $16 million for the three months ended March 31, 2018. The increase primarily resulted from collections of previously reserved customer balances during the three months ended March 31, 2018. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities. We believe the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $24 million compared to the three months ended March 31, 2018. The increase was primarily due to a $17 million increase at our Macao operating properties, driven by increases in payroll and marketing related costs. Additionally, there was a $7 million increase at Marina Bay Sands, resulting from increased property taxes and repairs and maintenance costs.
Corporate expenses increased in the three months ended March 31, 2019, due to a nonrecurring legal settlement.
Depreciation and amortization expense increased $37 million compared to the three months ended March 31, 2018. The increase was driven by a $35 million increase due to the acceleration of depreciation on certain assets to be replaced in conjunction with The Londoner Macao project.

Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Segment Information" for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Three Months Ended March 31,
	2019	2018	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$361	$348	3.7%
Sands Cotai Central	212	201	5.5%
The Parisian Macao	163	116	40.5%
The Plaza Macao and Four Seasons Hotel Macao	85	73	16.4%
Sands Macao	40	47	(14.9)%
Ferry Operations and Other	(3)	4	(175.0)%
	858	789	8.7%
Marina Bay Sands	423	541	(21.8)%
United States:
Las Vegas Operating Properties	138	141	(2.1)%
Sands Bethlehem	33	29	13.8%
	171	170	0.6%
Consolidated adjusted property EBITDA (1)	$1,452	$1,500	(3.2)%
__________________________

(1)
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
Adjusted property EBITDA at our Macao operations increased $69 million compared to the three months ended March 31, 2018. The increase was driven by a $47 million increase at The Parisian Macao, due to increases in Rolling Chip win percentage and Non-Rolling Chip win percentage and drop, a $13 million increase at The Venetian Macao, resulting from an increase in Non-Rolling Chip win percentage, and a $12 million increase at The Plaza Macao and

Four Seasons Hotel Macao, driven by an increase in Rolling Chip volume. The increase was partially offset by a decrease in our ferry operations, resulting from the opening of the Hong Kong-Macao-Zhuhai bridge in October 2018.
Adjusted property EBITDA at Marina Bay Sands decreased $118 million compared to the three months ended March 31, 2018. As previously described, the decrease was primarily due to decreased casino revenues, driven by a decrease in Rolling Chip win percentage, and an increase in the provision for doubtful accounts, driven by collections on previously reserved customer balances during the three months ended March 31, 2018.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$138	$85
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	4	4
Less — capitalized interest	(1)	—
Interest expense, net	$141	$89
Weighted average total debt balance	$12,103	$9,842
Weighted average interest rate	4.6%	3.5%
Interest cost increased $53 million compared to the three months ended March 31, 2018, resulting primarily from increases in our weighted average interest rate and weighted average total debt balance. The increase in our weighted average interest rate was due to the issuance of the SCL Senior Notes and increases in interest rates globally. Our weighted average total debt balance increased in connection with the issuance of the SCL Senior Notes in August 2018 and additional borrowings on our U.S. Credit Facility in June 2018 (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Long-Term Debt").
Other Factors Affecting Earnings
Other expense was $21 million for the three months ended March 31, 2019, compared to $26 million for the three months ended March 31, 2018. Other expense during the three months ended March 31, 2019, was attributable to $21 million of foreign currency transaction losses, driven by U.S. dollar denominated debt held by SCL and Singapore dollar denominated intercompany debt reported in U.S. dollars, resulting from the depreciation of the U.S. dollar versus the Singapore dollar during the period.
Our effective income tax rate was 10.3% for the three months ended March 31, 2019, compared to (54.6)% for the three months ended March 31, 2018. The effective income tax rate for the three months ended March 31, 2019, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax for our domestic operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao. The tax rate for the three months ended March 31, 2018, was primarily driven by a non-cash tax benefit of $670 million due to the impact of the Tax Cuts and Jobs Act enacted in the U.S. in December 2017 on the valuation allowance related to certain of our tax attributes. The effective income tax rate for the three months ended March 31, 2018, would have been 9.5% without the discrete benefit of $670 million (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 5 — Income Taxes").
The net income attributable to our noncontrolling interests was $162 million for the three months ended March 31, 2019, compared to $160 million for the three months ended March 31, 2018. These amounts are primarily related to the noncontrolling interest of SCL.

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
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three months ended March 31, 2019 and 2018:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands	Total
	(In millions)
For the three months ended March 31, 2019
Mall revenues:
Minimum rents(1)	$47	$27	$10	$9	$34	$127
Overage rents	1	1	2	—	3	7
CAM, levies and direct recoveries	8	3	4	3	6	24
Total mall revenues	56	31	16	12	43	158
Mall operating expenses:
Common area maintenance	4	1	2	1	4	12
Marketing and other direct operating expenses	1	1	—	1	1	4
Mall operating expenses	5	2	2	2	5	16
Property taxes(2)	—	—	—	—	1	1
Mall-related expenses(3)	$5	$2	$2	$2	$6	$17
For the three months ended March 31, 2018
Mall revenues:
Minimum rents(1)	$44	$28	$9	$12	$31	$124
Overage rents	1	1	1	—	4	7
CAM, levies and direct recoveries	8	2	4	3	7	24
Total mall revenues	53	31	14	15	42	155
Mall operating expenses:
Common area maintenance	3	1	1	1	4	10
Marketing and other direct operating expenses	2	1	1	1	2	7
Mall operating expenses	5	2	2	2	6	17
Property taxes(2)	—	—	—	—	1	1
Mall-related expenses(3)	$5	$2	$2	$2	$7	$18
____________________

Note:	This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.

(1)	Minimum rents include base rents and straight-line adjustments of base rents.

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
Macao
We previously announced the renovation, expansion and rebranding of the Sands Cotai Central into a new destination Integrated Resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks and expanded retail and food and beverage venues. We will add approximately 370 luxury suites within the tower also occupied by the St. Regis hotel. Design work is nearing completion and construction is being initiated and will be phased to minimize disruption during the property’s peak periods. We expect the additional suites within the tower also occupied by the St. Regis hotel to be completed in 2020 and The Londoner Macao project to be completed in phases throughout 2020 and 2021.
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
Singapore
In April 2019, our wholly owned subsidiary, MBS, and the STB entered into a development agreement pursuant to which MBS will construct a development, which will include a hotel tower with a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with a seating capacity of at least 15,000 persons. The Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.3 billion at exchange rates in effect at the time of the transaction). The amount of the total project cost will be finalized as we complete design and development and begin construction. In connection with the Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project. In April 2019, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction).
Other
We continue to evaluate additional development projects in each of our market and pursue new development opportunities globally.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net cash generated from operating activities	$820	$1,397
Cash flows from investing activities:
Capital expenditures	(240)	(238)
Proceeds from disposal of property and equipment	—	4
Net cash used in investing activities	(240)	(234)
Cash flows from financing activities:
Proceeds from exercise of stock options	14	54
Repurchase of common stock	(174)	(75)
Dividends paid	(903)	(902)
Proceeds from long-term debt	—	249
Repayments on long-term debt	(26)	(274)
Payments of financing costs	—	(29)
Net cash used in financing activities	(1,089)	(977)
Effect of exchange rate on cash, cash equivalents and restricted cash	(4)	24
Increase (decrease) in cash, cash equivalents and restricted cash	(513)	210
Cash, cash equivalents and restricted cash at beginning of period	4,661	2,430
Cash, cash equivalents and restricted cash at end of period	$4,148	$2,640
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the three months ended March 31, 2019, decreased $577 million compared to the three months ended March 31, 2018. The factors driving the decrease in operating cash flows were lower revenues in Singapore, a nonrecurring legal settlement and increased interest costs as explained above. Other impacts in the first quarter of 2019 versus the prior year were the change in timing of our Macao interest expense payments (from monthly to semi-annual under the SCL Notes with the first occurring in February 2019) and a decrease in our working capital due to increased patron receivables and lower levels of deposits from gaming customers and outstanding chips.
Cash Flows — Investing Activities
Capital expenditures for the three months ended March 31, 2019, totaled $240 million, including $128 million for construction and development activities in Macao, which consisted primarily of $64 million for Sands Cotai Central, $30 million for The Plaza Macao and Four Seasons Hotel Macao, $24 million for The Venetian Macao and $8 million for The Parisian Macao; $49 million at Marina Bay Sands in Singapore; $38 million at our Las Vegas Operating Properties; and $23 million for corporate and other.
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
Cash Flows — Financing Activities
Net cash flows used in financing activities were $1.09 billion for the three months ended March 31, 2019, which was primarily attributable to $903 million in dividend payments, $174 million in common stock repurchases and net repayments of $26 million on our various credit facilities.

Net cash flows used in financing activities were $977 million for the three months ended March 31, 2018, which was primarily attributable to $902 million in dividend payments, $75 million in common stock repurchases and $25 million of net repayments on our various credit facilities, partially offset by proceeds of $54 million from the exercise of stock options.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments (see, "Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Long-Term Debt") and operating cash flows.
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio or net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined ("Adjusted EBITDA"). The U.S. credit facility requires our Las Vegas operations to maintain a maximum leverage ratio of net debt to Adjusted EBITDA at the end of each quarter to the extent any revolving loans or certain letters of credit are outstanding. The maximum leverage ratio is 5.5x for all quarterly periods through maturity. We can elect to contribute cash on hand to our Las Vegas operations on a bi-quarterly basis; such contributions having the effect of increasing Adjusted EBITDA during the applicable quarter for purposes of calculating compliance with the maximum leverage ratio. Our SCL credit facility requires our Macao operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA of 4.0x for all quarterly periods through maturity. Our Singapore credit facility requires our Marina Bay Sands operations to comply with similar financial covenants, including maintaining a maximum leverage ratio of debt to Adjusted EBITDA of 4.0x for all quarterly periods through maturity. As of March 31, 2019, our U.S., SCL and Singapore leverage ratios, as defined per the respective credit facility agreements, were 1.0x, 1.8x and 2.0x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 4.0x and 4.0x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
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
We held unrestricted cash and cash equivalents of approximately $4.13 billion and restricted cash of approximately $14 million as of March 31, 2019, of which approximately $3.46 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $3.46 billion, approximately $2.83 billion is available to be repatriated to the U.S., and we do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $3.51 billion available for borrowing under our U.S., SCL and Singapore credit facilities, net of outstanding letters of credit, as of March 31, 2019, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure.
On February 22, 2019, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") to SCL shareholders (a total of $1.02 billion, of which we retained $716 million during the three months ended March 31, 2019).
On March 28, 2019, we paid a quarterly dividend of $0.77 per common share as part of a regular cash dividend program and, during the three months ended March 31, 2019, recorded $595 million as a distribution against retained earnings. In March 2019, our Board of Directors declared a quarterly dividend of $0.77 per common share (a total estimated to be approximately $595 million) to be paid on June 27, 2019, to shareholders of record on June 19, 2019.
In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of our outstanding common stock, which was to expire in November 2018. In June 2018, our Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion and extending the expiration date to November 2020. During the three months ended March 31, 2019, we repurchased 2,859,964 shares of our common stock for $174 million (including commissions) under this program. All share repurchases of our common stock are recorded as treasury stock. As of March 31, 2019, we have remaining authorization to repurchase $1.50 billion of our outstanding common shares. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions.
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

•	fluctuations in currency exchange rates and interest rates;

•	increased competition for labor and materials due to planned construction projects in Macao and Singapore and quota limits on the hiring of foreign workers;

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
As of March 31, 2019, the estimated fair value of our long-term debt was approximately $12.20 billion, compared to its carrying value of $12.09 billion. The estimated fair value of our long-term debt is based on level 2 inputs (quoted prices in markets that are not active). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $389 million, inclusive of the impact from the interest rate swaps. A hypothetical 100 basis point change in LIBOR and SOR would cause our annual interest cost on our long-term debt to change by approximately $121 million.
The total notional amount of our fixed-to-variable interest rate swaps was $5.50 billion as of March 31, 2019. The fair value of the interest rate swaps, on a stand-alone basis, as of March 31, 2019, was an asset of $28 million. A hypothetical 100 basis point change in LIBOR would cause the fair value of the interest rate swaps to change by approximately $75 million.
Foreign currency transaction gains were $21 million for the three months ended March 31, 2019, primarily due to Singapore dollar denominated intercompany debt reported in U.S. dollars and U.S. dollar denominated debt issued by SCL. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of March 31, 2019, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $118 million, and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $40 million. The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2019, and have concluded they are effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that had a material effect, or were reasonably likely to have a material effect, on the Company's internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and "Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 6 — Commitments and Contingencies" of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
January 1, 2019 — January 31, 2019	—	$—	—	$1,670
February 1, 2019 — February 28, 2019	2,041,647	$61.22	2,041,647	$1,545
March 1, 2019 — March 31, 2019	818,317	$59.98	818,317	$1,496
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

April 19, 2019	By:	/S/ SHELDON G. ADELSON
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

April 19, 2019	By:	/S/ PATRICK DUMONT
Patrick Dumont Executive Vice President and Chief Financial Officer