Form 10-Q
period 2019-06-30
LAS VEGAS SANDS CORP
filed 2019-07-24
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32373
_________________________________________________________
LAS VEGAS SANDS CORP.
(Exact name of registration as specified in its charter)
_________________________________________________________

Nevada	27-0099920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3355 Las Vegas Boulevard South
Las Vegas,	Nevada	89109
(Address of principal executive offices)		(Zip Code)
(702) 414-1000
(Registrant's telephone number, including area code)
 _________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.001 par value)	LVS	New York Stock Exchange
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2019
Common Stock ($0.001 par value)	769,788,544 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,017	$4,648
Restricted cash and cash equivalents	14	13
Accounts receivable, net	767	726
Inventories	33	35
Prepaid expenses and other	126	144
Total current assets	4,957	5,566
Property and equipment, net	14,591	15,154
Deferred income taxes, net	301	368
Leasehold interests in land, net	2,288	1,198
Intangible assets, net	51	72
Other assets, net	406	189
Total assets	$22,594	$22,547
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$138	$178
Construction payables	240	189
Other accrued liabilities	2,278	2,435
Income taxes payable	259	244
Current maturities of long-term debt	116	111
Total current liabilities	3,031	3,157
Other long-term liabilities	494	179
Deferred income taxes	180	191
Deferred amounts related to mall sale transactions	398	401
Long-term debt	11,909	11,874
Total liabilities	16,012	15,802
Commitments and contingencies (Note 6)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 832 shares issued, 770 and 775 shares outstanding	1	1
Treasury stock, at cost, 62 and 57 shares	(4,081)	(3,727)
Capital in excess of par value	6,541	6,680
Accumulated other comprehensive loss	(19)	(40)
Retained earnings	3,118	2,770
Total Las Vegas Sands Corp. stockholders' equity	5,560	5,684
Noncontrolling interests	1,022	1,061
Total equity	6,582	6,745
Total liabilities and equity	$22,594	$22,547
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,361	$2,346	$5,022	$4,945
Rooms	429	418	879	863
Food and beverage	224	219	456	447
Mall	166	164	326	320
Convention, retail and other	154	156	297	307
Net revenues	3,334	3,303	6,980	6,882
Operating expenses:
Casino	1,309	1,331	2,748	2,702
Rooms	113	111	223	221
Food and beverage	174	168	352	340
Mall	18	18	35	35
Convention, retail and other	75	78	155	162
Provision for (recovery of) doubtful accounts	7	7	11	(9)
General and administrative	376	368	745	713
Corporate	51	33	203	89
Pre-opening	10	2	14	3
Development	4	2	9	5
Depreciation and amortization	289	274	590	538
Amortization of leasehold interests in land	14	9	23	18
Loss on disposal or impairment of assets	—	105	7	110
	2,440	2,506	5,115	4,927
Operating income	894	797	1,865	1,955
Other income (expense):
Interest income	17	9	37	14
Interest expense, net of amounts capitalized	(143)	(93)	(284)	(182)
Other income (expense)	20	44	(1)	18
Gain on sale of Sands Bethlehem	556	—	556	—
Loss on modification or early retirement of debt	—	—	—	(3)
Income before income taxes	1,344	757	2,173	1,802
Income tax (expense) benefit	(236)	(81)	(321)	490
Net income	1,108	676	1,852	2,292
Net income attributable to noncontrolling interests	(154)	(120)	(316)	(280)
Net income attributable to Las Vegas Sands Corp.	$954	$556	$1,536	$2,012
Earnings per share:
Basic	$1.24	$0.70	$1.99	$2.55
Diluted	$1.24	$0.70	$1.98	$2.55
Weighted average shares outstanding:
Basic	772	789	773	789
Diluted	772	790	774	790
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions) (Unaudited)
Net income	$1,108	$676	$1,852	$2,292
Currency translation adjustment	17	(91)	22	(63)
Total comprehensive income	1,125	585	1,874	2,229
Comprehensive income attributable to noncontrolling interests	(158)	(120)	(317)	(275)
Comprehensive income attributable to Las Vegas Sands Corp.	$967	$465	$1,557	$1,954
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders' Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
	(In millions) (Unaudited)
Balance at March 31, 2018	$1	$(2,893)	$6,636	$47	$3,572	$994	$8,357
Net income	—	—	—	—	556	120	676
Currency translation adjustment	—	—	—	(91)	—	—	(91)
Exercise of stock options	—	(4)	18	—	—	1	15
Stock-based compensation	—	—	6	—	—	1	7
Repurchase of common stock	—	(100)	—	—	—	—	(100)
Dividends declared ($0.75 per share) (Note 4)	—	—	—	—	(590)	(312)	(902)
Balance at June 30, 2018	$1	$(2,997)	$6,660	$(44)	$3,538	$804	$7,962

Balance at January 1, 2018	$1	$(2,818)	$6,580	$14	$2,709	$1,141	$7,627
Net income	—	—	—	—	2,012	280	2,292
Currency translation adjustment	—	—	—	(58)	—	(5)	(63)
Exercise of stock options	—	(4)	66	—	—	7	69
Stock-based compensation	—	—	14	—	—	2	16
Repurchase of common stock	—	(175)	—	—	—	—	(175)
Dividends declared ($1.50 per share) (Note 4)	—	—	—	—	(1,183)	(621)	(1,804)
Balance at June 30, 2018	$1	$(2,997)	$6,660	$(44)	$3,538	$804	$7,962

Balance at March 31, 2019	$1	$(3,901)	$6,700	$(32)	$2,757	$915	$6,440
Net income	—	—	—	—	954	154	1,108
Currency translation adjustment	—	—	—	13	—	4	17
Exercise of stock options	—	—	18	—	—	7	25
Stock-based compensation	—	—	8	—	—	1	9
Disposition of interest in majority-owned subsidiary	—	—	(185)	—	—	266	81
Repurchase of common stock	—	(180)	—	—	—	—	(180)
Dividends declared ($0.77 per share) and non-controlling interest payments (Note 4)	—	—	—	—	(593)	(325)	(918)
Balance at June 30, 2019	$1	$(4,081)	$6,541	$(19)	$3,118	$1,022	$6,582

Balance at January 1, 2019	$1	$(3,727)	$6,680	$(40)	$2,770	$1,061	$6,745
Net income	—	—	—	—	1,536	316	1,852
Currency translation adjustment	—	—	—	21	—	1	22
Exercise of stock options	—	—	30	—	—	9	39
Stock-based compensation	—	—	16	—	—	2	18
Disposition of interest in majority-owned subsidiary	—	—	(185)	—	—	266	81
Repurchase of common stock	—	(354)	—	—	—	—	(354)
Dividends declared ($1.54 per share) and non-controlling interest payments (Note 4)	—	—	—	—	(1,188)	(633)	(1,821)
Balance at June 30, 2019	$1	$(4,081)	$6,541	$(19)	$3,118	$1,022	$6,582
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$1,852	$2,292
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	590	538
Amortization of leasehold interests in land	23	18
Amortization of deferred financing costs and original issue discount	15	20
Amortization of deferred gain on mall sale transactions	(2)	(2)
Loss on modification or early retirement of debt	—	3
Loss on disposal or impairment of assets	5	110
Gain on sale of Sands Bethlehem	(556)	—
Stock-based compensation expense	18	15
Provision for (recovery of) doubtful accounts	11	(9)
Foreign exchange gain	(2)	(36)
Deferred income taxes	135	(646)
Changes in operating assets and liabilities:
Accounts receivable	(57)	66
Other assets	3	5
Leasehold interests in land	(969)	(15)
Accounts payable	(36)	(16)
Other liabilities	(134)	161
Net cash generated from operating activities	896	2,504
Cash flows from investing activities:
Net proceeds from sale of Sands Bethlehem	1,160	—
Capital expenditures	(453)	(416)
Proceeds from disposal of property and equipment	1	10
Acquisition of intangible assets	(53)	—
Net cash generated from (used in) investing activities	655	(406)
Cash flows from financing activities:
Proceeds from exercise of stock options	39	70
Repurchase of common stock	(354)	(175)
Dividends paid and non-controlling interest payments	(1,821)	(1,804)
Proceeds from long-term debt (Note 2)	—	2,093
Repayments of long-term debt (Note 2)	(51)	(313)
Payments of financing costs	—	(39)
Net cash used in financing activities	(2,187)	(168)
Effect of exchange rate on cash, cash equivalents and restricted cash	6	2
Increase (decrease) in cash, cash equivalents and restricted cash	(630)	1,932
Cash, cash equivalents and restricted cash at beginning of period	4,661	2,430
Cash, cash equivalents and restricted cash at end of period	$4,031	$4,362
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$262	$155
Cash payments for taxes, net of refunds	$132	$135
Change in construction payables	$51	$40
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
On May 31, 2019, the Company closed the sale of Sands Bethlehem in Pennsylvania. At closing, the Company received $1.16 billion in net cash proceeds and recorded a gain on the sale of $556 million. As there is no continuing involvement between the Company and Sands Bethlehem, the Company accounted for the transaction as a sale of a business. The Company concluded Sands Bethlehem does not have a material impact on the Company's overall operations or its consolidated financial results.
In April 2019, the Company paid 72 million Singapore dollars ("SGD," approximately $53 million at exchange rates in effect at the time of the transaction) to the Singapore Casino Regulatory Authority as part of the process to renew its gaming license at Marina Bay Sands, which gaming license now expires in April 2022.
In April 2019, the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), and the Singapore Tourism Board (the “STB”) entered into a development agreement (the “Development Agreement”) pursuant to which MBS will construct a development, which will include a hotel tower with a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with a seating capacity of at least 15,000 persons (the “MBS Expansion Project”). The Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.3 billion at exchange rates in effect at the time of the transaction). The amount of the total project cost will be finalized as the Company completes design and development and begins construction. In connection with the Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project. In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction).
The Company is currently conducting a process to amend, extend and upsize its 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the expansion of MBS pursuant to the Development Agreement. The Company anticipates entering into a new delayed draw term loan facility with an estimated size of approximately $2.77 billion as well as obtaining an increase in commitments under the existing revolving credit facility of up to an estimated $185 million, subject to market conditions.The Company currently expects drawings under the new delayed draw term loan facility would be made from time to time through December 31, 2024, depending on the timing of construction. While the Company currently estimates it will be able to complete this process in the next three months, there is no assurance it will be able to do so within its anticipated timeframe, if at all. In addition, the Company's current estimates with respect to the anticipated size of the facilities and the timing and amounts of drawings under the facilities are subject to change and will depend on a variety of factors, some of which are outside of the Company's control.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update on leases, which requires all lessees to recognize right-of-use (“ROU”) assets and lease liabilities, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The standard also requires more detailed disclosures to enable users of financial

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

statements to understand the nature, amount, timing and uncertainty of cash flows arising from leases. The Company adopted the new standard on January 1, 2019, on a prospective basis, forgoing comparative reporting. The Company elected to utilize the transition guidance within the new standard, which allows the Company to carryforward the historical lease classification. The Company elected to not separate lease and non-lease components for all classes of underlying assets in which it is the lessee and made an accounting policy election to not account for leases with an initial term of 12 months or less on the balance sheet. Adoption of the standard resulted in the recording of additional ROU assets and lease liabilities for operating leases of $337 million as of January 1, 2019. The adoption of this guidance did not have an impact on net income. (See disclosures at “Note 8 — Leases.”)
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
Note 2 — Long-Term Debt
Long-term debt consists of the following:

	June 30, 2019	December 31, 2018
	(In millions)
Corporate and U.S. Related(1):
2013 U.S. Credit Facility — Extended Term B (net of unamortized original issue discount and deferred financing costs of $19 and $21, respectively)	$3,448	$3,464
HVAC Equipment Lease	11	12
Macao Related(1):
4.600% Senior Notes due 2023 (net of unamortized original issue discount and deferred financing costs of $12 and $14, respectively, and a positive cumulative fair value adjustment of $17 and $5, respectively)	1,805	1,791
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $14 and $16, respectively, and a positive cumulative fair value adjustment of $17 and $5, respectively)	1,803	1,789
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $20 and $21, respectively, and a positive cumulative fair value adjustment of $18 and $5, respectively)	1,898	1,884
Other	17	4
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $39 and $43, respectively)	3,043	3,041
	12,025	11,985
Less — current maturities	(116)	(111)
Total long-term debt	$11,909	$11,874

____________________

(1)
Unamortized deferred financing costs of $42 million and $47 million as of June 30, 2019 and December 31, 2018, respectively, related to the Company's revolving credit facilities are included in other assets, net in the accompanying condensed consolidated balance sheets.

2013 U.S. Credit Facility
As of June 30, 2019, the Company had $1.15 billion of available borrowing capacity under the 2013 Extended U.S. Revolving Facility, net of outstanding letters of credit.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2018 SCL Credit Facility
As of June 30, 2019, the Company had $2.0 billion of available borrowing capacity under the 2018 SCL Revolving Facility.
2012 Singapore Credit Facility
As of June 30, 2019, the Company had SGD 342 million (approximately $253 million at exchange rates in effect on June 30, 2019) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker's guarantee in connection with the MBS Expansion Project for SGD 153 million (approximately $113 million at exchange rates in effect on June 30, 2019).
Debt Covenant Compliance
As of June 30, 2019, management believes the Company was in compliance with all debt covenants.
Fair Value of Long-Term Debt
The estimated fair value of the Company's long-term debt as of June 30, 2019 and December 31, 2018, was approximately $12.42 billion and $11.65 billion, respectively, compared to its contractual value of $12.10 billion and $12.08 billion, respectively. The estimated fair value of the Company's long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
Note 3 — Derivative Instruments
In August 2018, the Company entered into interest rate swap agreements (the “IR Swaps”), which qualified and were designated as fair value hedges, swapping fixed-rate for variable-rate interest to hedge changes in the fair value of the SCL Senior Notes. These IR Swaps have a total notional value of $5.50 billion and expire in August 2020.
The total fair value of the IR Swaps as of June 30, 2019, was $94 million. In the accompanying condensed consolidated balance sheet, $52 million was recorded as an asset in other assets, net with an equal corresponding adjustment recorded against the carrying value of the SCL Senior Notes. The fair value of the IR Swaps was estimated using level 2 inputs from recently reported market forecasts of interest rates. Gains and losses due to changes in fair value of the IR Swaps completely offset changes in the fair value of the hedged portion of the underlying debt. Additionally, for the three and six months ended June 30, 2019, the Company recorded a $3 million and $5 million reduction to interest expense, respectively, related to the realized amount associated with the IR Swaps.
Note 4 — Equity and Earnings Per Share
Common Stock
Dividends
On March 28 and June 27, 2019, the Company paid a dividend of $0.77 per common share as part of a regular cash dividend program. During the six months ended June 30, 2019, the Company recorded $1.19 billion as a distribution against retained earnings (of which $666 million related to the principal stockholder and his family and the remaining $522 million related to all other shareholders).
In July 2019, the Company's Board of Directors declared a quarterly dividend of $0.77 per common share (a total estimated to be approximately $593 million) to be paid on September 26, 2019, to shareholders of record on September 18, 2019.
Repurchase Program
During the six months ended June 30, 2019, the Company repurchased 6,052,531 shares of its common stock for $354 million (including commissions) under the program. All share repurchases of the Company's common stock have been recorded as treasury stock.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Noncontrolling Interests
On February 22, 2019, Sands China Ltd. ("SCL") paid a dividend of 0.99 Hong Kong dollars ("HKD") per share to SCL shareholders, and, on May 24, 2019, SCL shareholders approved a dividend of HKD 1.00 per share, which was paid on June 21, 2019 (a total of $2.05 billion, of which the Company retained $1.44 billion during the six months ended June 30, 2019).
During the six months ended June 30, 2019, the Company distributed $17 million to certain of its noncontrolling interests. Of this amount, $11 million related to payments to the Company's minority interest partners to purchase their interests in connection with the sale of Sands Bethlehem.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	772	789	773	789
Potential dilution from stock options and restricted stock and stock units	—	1	1	1
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	772	790	774	790
Antidilutive stock options excluded from the calculation of diluted earnings per share	2	1	2	1

Note 5 — Income Taxes
The Company's effective income tax rate was 14.8% for the six months ended June 30, 2019, compared to (27.2)% for the six months ended June 30, 2018. The effective income tax rate for the six months ended June 30, 2019, reflects a 17% statutory tax rate on the Company's Singapore operations, a 21% corporate income tax rate for its domestic operations and a zero percent tax rate on its Macao gaming operations due to the Company's income tax exemption in Macao. During the three months ended June 30, 2019, the Company recorded a gain of $556 million in connection with the sale of Sands Bethlehem on May 31, 2019. The gain resulted in domestic income tax expense of $161 million. The effective income tax rate for the six months ended June 30, 2019 would have been 9.9% without the discrete income tax expense of $161 million resulting from the sale of Sands Bethlehem. The effective income tax rate for the six months ended June 30, 2018, would have been 10.0% without the discrete benefit of $670 million, as discussed further below.
In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Act"), which made significant changes to U.S. income tax laws, including transitioning from a worldwide tax system to a territorial tax system. This change in the U.S. international tax system included the introduction of several new tax regimes effective as of January 1, 2018. One of the new taxes introduced is the Global Intangible Low-Taxed Income ("GILTI"), which effectively taxes the foreign earnings of U.S. multinational companies at 10.5%, half of the current corporate tax rate. During the three months ended March 31, 2018, the Company concluded how the foreign tax credits associated with this income, and allowed against the U.S. tax liability, would be utilized and the potential impact on the foreign tax credit deferred tax asset and related valuation allowance. As a result, the Company recorded a non-cash tax benefit of $670 million relating to the reduction of the valuation allowance on certain U.S. foreign tax credit assets generated prior to 2018 previously determined not likely to be utilized. In November 2018, the Internal Revenue Service issued guidance clarifying the implementation of GILTI and other provisions, which impacted the foreign tax credit utilization and required an increase of a valuation allowance related to the Company's historical foreign tax credits. As a result, the Company recorded a non-cash expense of $727 million during the three months ended December 31, 2018.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In April 2019, Venetian Macau Limited ("VML") entered into an agreement with the Macao government, which is effective through June 26, 2022, and provides for an annual payment of 38 million patacas (approximately $5 million at exchange rates in effect on June 30, 2019) as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits.
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
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited ("AAEC") filed a claim (the "Macao action") with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. ("LVS (Nevada)"), Las Vegas Sands, LLC ("LVSLLC") and Venetian Casino Resort, LLC ("VCR") (collectively, the "Defendants"). The claim is for 3.0 billion patacas (approximately $373 million at exchange rates in effect on June 30, 2019) as compensation for damages resulting from the alleged breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the "U.S. Defendants") for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao action with the Macao Judicial Court. AAEC then filed a reply that included several amendments to the original claim, although the amount of the claim was not amended. On January 4, 2013, the Defendants filed an amended defense to the amended claim with the Macao Judicial Court. On September 23, 2013, the U.S. Defendants filed a motion with the Macao Second Instance Court, seeking recognition and enforcement of the U.S. Court of Appeals ruling in the Prior Action, referred to below, given on April 10, 2009, which partially dismissed AAEC's claims against the U.S. Defendants.
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
AAEC appealed against the recognition decision to the Macao Court of Final Appeal, which, on May 6, 2015, dismissed the appeal and held the U.S. judgment to be final and have preclusive effect. The Macao Court of Final Appeal's decision became final on May 21, 2015. On June 5, 2015, the U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata. AAEC filed its response to that application on June 30, 2015. The U.S. Defendants filed their reply on July 23, 2015. On September 14, 2015, the Macao Judicial Court admitted two further legal opinions from Portuguese and U.S. law experts. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged on April 7, 2016, together with a request that the appeal be heard immediately. By a decision dated April 13, 2016, the Macao Judicial Court accepted that the appeal be heard immediately. Legal arguments were submitted May 23, 2016. AAEC replied to the legal arguments on or about July 14, 2016, which was three days late, upon payment of a penalty. The U.S. Defendants submitted a response on September 20, 2016. On December 13, 2016, the Macao Judicial Court confirmed its earlier decision not to stay the proceedings pending appeal. As of the end of December 2016, all appeals (including VML's dismissal and the res judicata appeals) were being transferred to the Macao Second Instance Court. On May 11, 2017, the Macao Second Instance Court notified the parties of its decision of refusal to deal with the appeals at the present time. The Macao

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Second Instance Court ordered the court file be transferred back to the Macao Judicial Court. Evidence gathering by the Macao Judicial Court commenced by letters rogatory. On June 30, 2017, the Macao Judicial Court sent letters rogatory to the Public Prosecutor's office, for onward transmission to relevant authorities in the U.S. and Hong Kong. On August 10, 2017, the Hong Kong Mutual Legal Assistance Unit, International Law Division, Hong Kong Department of Justice ("HKMLAU") responded to the Public Prosecutor and requested additional information. On August 18, 2017, the Public Prosecutor forwarded the HKMLAU request to the Macao Judicial Court. On November 14, 2017, the Public Prosecutor replied to the HKMLAU. The HKMLAU sent a further communication to the Public Prosecutor on November 29, 2017, again requesting the Macao Judicial Court provide further information to enable processing of the Hong Kong letter rogatory. On January 6, 2018, the Macao Judicial Court notified the parties accordingly. On February 10, 2018, the Macao Judicial Court notified the parties that a communication dated January 25, 2018, had been received from the U.S. Department of Justice. The Macao Judicial Court extended the time for processing the letters rogatory until the end of June 2018. On May 7, 2018, the Macao Judicial Court further extended the time for processing one of the letters rogatory until mid-September 2018, which was further extended until early 2019. On March 14, 2019, the outstanding letter rogatory was returned executed. On July 15, 2019, AAEC submitted a request to the Macao Judicial Court to increase the amount of its claim to 96.45 billion patacas (approximately $11.98 billion at exchange rates in effect on June 30, 2019), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022 in due course at the enforcement stage.The trial of this matter has been scheduled by the Macao Judicial Court for September 2019.
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
Note 7 — Segment Information
The Company's principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; Sands Macao; Marina Bay Sands; Las Vegas Operating Properties; and, through May 30, 2019, Sands Bethlehem. On May 31, 2019, the Company closed the sale of Sands Bethlehem in Pennsylvania (see "Note 1 — Organization and Business of Company"). The Company also reviews construction and development activities for each of its primary projects currently under development, in addition to its reportable segments noted above, which include the renovation, expansion and rebranding of Sands Cotai Central to The Londoner Macao, the suites within the tower also occupied by the St. Regis hotel and the Four Seasons Tower Suites Macao in Macao, the MBS Expansion Project, and the Las Vegas Condo Tower (for which construction currently is suspended) in the United States. The Company has included Ferry Operations and Other (comprised primarily of the Company's ferry operations and various other operations that are ancillary to its properties in Macao) to reconcile to condensed consolidated results of operations and financial condition. The Company has included Corporate and Other (which includes the Las Vegas Condo Tower and corporate activities of the Company) to reconcile to the condensed consolidated financial condition. The Company's segment information as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018 is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues
Three Months Ended June 30, 2019	(In millions)
Macao:
The Venetian Macao	$698	$53	$17	$62	$24	$854
Sands Cotai Central	358	77	24	16	8	483
The Parisian Macao	343	32	17	15	7	414
The Plaza Macao and Four Seasons Hotel Macao	162	10	7	31	1	211
Sands Macao	141	5	7	1	1	155
Ferry Operations and Other	—	—	—	—	30	30
	1,702	177	72	125	71	2,147
Marina Bay Sands	468	93	58	42	27	688
United States:
Las Vegas Operating Properties	112	156	90	—	108	466
Sands Bethlehem(1)	79	3	4	—	4	90
	191	159	94	—	112	556
Intercompany eliminations(2)	—	—	—	(1)	(56)	(57)
Total net revenues	$2,361	$429	$224	$166	$154	$3,334

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues
Three Months Ended June 30, 2018
Macao:
The Venetian Macao	$677	$52	$18	$56	$27	$830
Sands Cotai Central	386	78	23	15	7	509
The Parisian Macao	308	28	16	15	4	371
The Plaza Macao and Four Seasons Hotel Macao	136	10	7	33	—	186
Sands Macao	166	4	7	2	1	180
Ferry Operations and Other	—	—	—	—	42	42
	1,673	172	71	121	81	2,118
Marina Bay Sands	494	93	51	42	25	705
United States:
Las Vegas Operating Properties	60	149	91	—	102	402
Sands Bethlehem(1)	119	4	6	1	6	136
	179	153	97	1	108	538
Intercompany eliminations(2)	—	—	—	—	(58)	(58)
Total net revenues	$2,346	$418	$219	$164	$156	$3,303

Six Months Ended June 30, 2019
Macao:
The Venetian Macao	$1,438	$110	$39	$118	$46	$1,751
Sands Cotai Central	803	161	50	32	14	1,060
The Parisian Macao	730	64	35	27	12	868
The Plaza Macao and Four Seasons Hotel Macao	335	20	16	62	2	435
Sands Macao	280	9	14	2	2	307
Ferry Operations and Other	—	—	—	—	60	60
	3,586	364	154	241	136	4,481
Marina Bay Sands	1,012	195	111	85	52	1,455
United States:
Las Vegas Operating Properties	225	313	180	—	219	937
Sands Bethlehem(1)	199	7	11	1	9	227
	424	320	191	1	228	1,164
Intercompany eliminations(2)	—	—	—	(1)	(119)	(120)
Total net revenues	$5,022	$879	$456	$326	$297	$6,980

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues
Six Months Ended June 30, 2018
Macao:
The Venetian Macao	$1,393	$109	$41	$109	$46	$1,698
Sands Cotai Central	804	160	52	29	13	1,058
The Parisian Macao	599	61	31	30	9	730
The Plaza Macao and Four Seasons Hotel Macao	278	19	15	64	1	377
Sands Macao	308	8	14	2	2	334
Ferry Operations and Other	—	—	—	—	81	81
	3,382	357	153	234	152	4,278
Marina Bay Sands	1,146	193	103	84	51	1,577
United States:
Las Vegas Operating Properties	180	305	179	—	215	879
Sands Bethlehem(1)	237	8	12	2	11	270
	417	313	191	2	226	1,149
Intercompany eliminations(2)	—	—	—	—	(122)	(122)
Total net revenues	$4,945	$863	$447	$320	$307	$6,882

____________________

(1)	The Company completed the sale of Sands Bethlehem on May 31, 2019 (see "Note 1 — Organization and Business of Company"). Results of operations include Sands Bethlehem through May 30, 2019.

(2)	Intercompany eliminations include royalties and other intercompany services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$1	$1	$2	$2
Ferry Operations and Other	7	6	13	12
	8	7	15	14
Marina Bay Sands	1	3	2	5
Las Vegas Operating Properties(1)	48	48	103	103
Total intersegment revenues	$57	$58	$120	$122
____________________

(1)	Primarily consists of royalties from the Company's international operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$336	$331	$697	$679
Sands Cotai Central	165	176	377	377
The Parisian Macao	139	114	302	230
The Plaza Macao and Four Seasons Hotel Macao	83	72	168	145
Sands Macao	43	52	83	99
Ferry Operations and Other	(1)	5	(4)	9
	765	750	1,623	1,539
Marina Bay Sands	346	368	769	909
United States:
Las Vegas Operating Properties	136	77	274	218
Sands Bethlehem(1)	19	30	52	59
	155	107	326	277
Consolidated adjusted property EBITDA(2)	1,266	1,225	2,718	2,725
Other Operating Costs and Expenses
Stock-based compensation(3)	(4)	(3)	(7)	(7)
Corporate	(51)	(33)	(203)	(89)
Pre-opening	(10)	(2)	(14)	(3)
Development	(4)	(2)	(9)	(5)
Depreciation and amortization	(289)	(274)	(590)	(538)
Amortization of leasehold interests in land	(14)	(9)	(23)	(18)
Loss on disposal or impairment of assets	—	(105)	(7)	(110)
Operating income	894	797	1,865	1,955
Other Non-Operating Costs and Expenses
Interest income	17	9	37	14
Interest expense, net of amounts capitalized	(143)	(93)	(284)	(182)
Other income (expense)	20	44	(1)	18
Gain on sale of Sands Bethlehem	556	—	556	—
Loss on modification or early retirement of debt	—	—	—	(3)
Income tax (expense) benefit	(236)	(81)	(321)	490
Net income	$1,108	$676	$1,852	$2,292
 ____________________

(1)	The Company completed the sale of Sands Bethlehem on May 31, 2019 (see "Note 1 — Organization and Business of Company"). Results of operations include Sands Bethlehem through May 30, 2019.

(2)
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

(3)
During the three months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense of $9 million and $7 million, respectively, of which $5 million and $4 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense of $18 million and $16 million, respectively, of which $11 million and $9 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

	Six Months Ended June 30,
	2019	2018
	(In millions)
Capital Expenditures
Corporate and Other	$49	$54
Macao:
The Venetian Macao	38	69
Sands Cotai Central	109	53
The Parisian Macao	14	68
The Plaza Macao and Four Seasons Hotel Macao	60	22
Sands Macao	6	8
	227	220
Marina Bay Sands	98	72
United States:
Las Vegas Operating Properties	77	58
Sands Bethlehem(1)	2	12
	79	70
Total capital expenditures	$453	$416
____________________

(1)	The Company completed the sale of Sands Bethlehem on May 31, 2019 (see "Note 1 — Organization and Business of Company"). Capital expenditures for Sands Bethlehem are through May 30, 2019.
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
Leases recorded on the balance sheet consist of the following (excluding the Macao and Singapore leasehold interests in land assets):

Leases	Classification on the Balance Sheet	June 30, 2019
		(In millions)
Assets
Operating lease ROU assets	Other assets, net	$190
Finance lease ROU assets	Property and equipment, net(1)	$28
Liabilities
Current
Operating	Other accrued liabilities	$26
Finance	Current maturities of long-term debt	$17
Noncurrent
Operating	Other long-term liabilities	$302
Finance	Long-term debt	$11
____________________

(1)	Finance lease ROU assets are recorded net of accumulated depreciation of $18 million as of June 30, 2019.
Other information related to lease term and discount rate is as follows:

June 30, 2019
Weighted Average Remaining Lease Term
Operating leases	32.1 years
Finance leases	1.8 years
Weighted Average Discount Rate
Operating leases(1)	4.6%
Finance leases	5.1%
____________________

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of lease expense are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In millions)
Operating lease cost:
Amortization of leasehold interests in land	$14	$23
Operating lease cost	8	15
Short-term lease cost	7	10
Variable lease cost	1	2
Finance lease cost:
Amortization of ROU assets	1	2
Total lease cost	$31	$52

Supplemental cash flow information related to leases is as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12	$19
Financing cash flows for finance leases	$1	$2

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
	(In millions)
Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$17	$14
2020	28	7
2021	25	6
2022	24	2
2023	24	—
Thereafter	558	—
Total future minimum lease payments	676	29
Less — amount representing interest	(348)	(1)
Present value of future minimum lease payments	328	28
Less — current lease obligations	(26)	(17)
Long-term lease obligations	$302	$11

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Lessor
The Company leases space at several of its Integrated Resorts to various third parties as part of its mall operations, as well as retail and office space that are recorded within convention, retail and other revenues. These leases are non-cancelable operating leases with remaining lease periods that vary from one month to 15 years. The leases include minimum base rents with escalated contingent rent clauses.
Lease revenue consists of the following:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Mall	Other	Mall	Other
	(In millions)
Minimum rents	$130	$3	$258	$7
Overage rents	12	—	19	1
	$142	$3	$277	$8

Future minimum rentals on non-cancelable leases are as follows:

	Mall	Other
	(In millions)
Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$243	$8
2020	417	9
2021	320	9
2022	227	5
2023	107	4
Thereafter	153	8
Total minimum future rentals	$1,467	$43

The total minimum future rentals do not include the escalated contingent rent clauses.
The cost and accumulated depreciation of property and equipment the Company is leasing to third parties is as follows:

June 30, 2019
(In millions)
Property and equipment, at cost	$1,309
Accumulated depreciation	(494)
Property and equipment, net	$815

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
On May 31, 2019, we closed the sale of Sands Bethlehem in Pennsylvania. At closing, we received $1.16 billion in net cash proceeds and recorded a gain on the sale of $556 million.
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), and the Singapore Tourism Board (the “STB”) entered into a development agreement (the “Development Agreement”) pursuant to which MBS will construct a development, which will include a hotel tower with a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with a seating capacity of at least 15,000 persons (the “MBS Expansion Project”). The Development Agreement provides for a total project cost of approximately 4.5 billion Singapore dollars (“SGD,” approximately $3.3 billion at exchange rates in effect at the time of the transaction). The amount of the total project cost will be finalized as we complete design and development and begin construction. In connection with the Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project. In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction).
We are currently conducting a process to amend, extend and upsize our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Development Agreement. We anticipate entering into a new delayed draw term loan facility with an estimated size of approximately $2.77 billion as well as obtaining an increase in commitments under the existing revolving credit facility of up to an estimated $185 million, subject to market conditions. We currently expect that drawings under the new delayed draw term loan facility would be made from time to time through December 31, 2024, depending on the timing of construction. While we currently estimate that we will be able to complete this process in the next three months, there is no assurance that we will be able to do so within our anticipated timeframe, if at all. In addition, our current estimates with respect to the anticipated size of the facilities and the timing and amounts of drawings under the facilities are subject to change and will depend on a variety of factors, some of which are outside of our control.
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
There were no newly identified significant accounting estimates during the six months ended June 30, 2019, nor were there any material changes to the critical accounting policies and estimates discussed in our 2018 Annual Report.

Recent Accounting Pronouncements
See related disclosure at "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements."
Operating Results
Key Operating Revenue Measurements
Operating revenues at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Marina Bay Sands and our Las Vegas Operating Properties are dependent upon the volume of customers who stay at the hotel, which affects the price charged for hotel rooms and our gaming volume. Operating revenues at Sands Macao and Sands Bethlehem are principally driven by gaming patrons who visit the properties on a daily basis.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip win percentage is expected to be 3.0% to 3.3% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 25.8%, 22.2%, 22.6%, 24.7%, 18.0% and 21.1% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 4.5%, 4.0%, 3.3%, 5.6%, 3.2% and 4.5% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 14.7% and 22.3%, respectively, of our table games play was conducted on a credit basis for the six months ended June 30, 2019.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of handle. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Based upon our mix of table games, our table games are expected to produce a win percentage of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Table games at Sands Bethlehem produced a trailing 12-month win percentage of 18.9%. Our slot machines have produced a trailing 12-month hold percentage of 8.3% and 6.3% at our Las Vegas Operating Properties and at Sands Bethlehem, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 64.9% of our table games play at our Las Vegas Operating Properties, for the six months ended June 30, 2019, was conducted on a credit basis, while our table games play in Pennsylvania was primarily conducted on a cash basis.
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
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Summary Financial Results
Net revenues for the three months ended June 30, 2019, increased 0.9% to $3.33 billion, compared to $3.30 billion for the three months ended June 30, 2018, and operating income increased 12.2% to $894 million compared to $797 million for the three months ended June 30, 2018. The increase in net revenues resulted from stronger operating performance at our Las Vegas Operating Properties due to a 15.9% increase in revenues and the increase in operating income due to a loss on disposal of assets in the prior year period. Net income increased 63.9% to $1.11 billion for the three months ended June 30, 2019, compared to $676 million for the three months ended June 30, 2018. The increase resulted primarily from the gain on sale of Sands Bethlehem of $556 million. Adjusted property EBITDA for the three months ended June 30, 2019, increased 3.3% to $1.27 billion, compared to $1.23 billion for the three months ended June 30, 2018.
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended June 30,
	2019	2018	Percent Change
	(Dollars in millions)
Casino	$2,361	$2,346	0.6%
Rooms	429	418	2.6%
Food and beverage	224	219	2.3%
Mall	166	164	1.2%
Convention, retail and other	154	156	(1.3)%
Total net revenues	$3,334	$3,303	0.9%
Consolidated net revenues were $3.33 billion for the three months ended June 30, 2019, an increase of $31 million compared to $3.30 billion for the three months ended June 30, 2018. The increase was primarily driven by increases of $64 million and $29 million at our Las Vegas Operating Properties and our Macao operations, respectively, primarily due to increased casino revenues. The increase was partially offset by a $46 million decrease in revenues due to the sale of Sands Bethlehem in May 2019 and a $17 million decrease at Marina Bay Sands, primarily due to decreased casino revenues.

Net casino revenues increased $15 million compared to the three months ended June 30, 2018. The increase was primarily attributable to a $52 million increase at our Las Vegas Operating Properties, primarily driven by increases in table games drop and win percentage, and a $29 million increase at our Macao properties, primarily driven by an increase in Non-Rolling Chip win. This was partially offset by a $40 million decrease at Sands Bethlehem due to the sale closing on May 31, 2019, and a $26 million decrease at Marina Bay Sands, driven by decreases in Non-Rolling Chip win and Rolling Chip win percentage. The following table summarizes the results of our casino activity:

	Three Months Ended June 30,
	2019	2018	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$698	$677	3.1%
Non-Rolling Chip drop	$2,346	$2,245	4.5%
Non-Rolling Chip win percentage	24.7%	25.1%	(0.4	)pts
Rolling Chip volume	$6,444	$7,464	(13.7)%
Rolling Chip win percentage	3.53%	3.10%	0.43	pts
Slot handle	$1,021	$819	24.7%
Slot hold percentage	4.4%	4.5%	(0.1	)pts
Sands Cotai Central
Total net casino revenues	$358	$386	(7.3)%
Non-Rolling Chip drop	$1,627	$1,635	(0.5)%
Non-Rolling Chip win percentage	21.7%	21.0%	0.7	pts
Rolling Chip volume	$1,272	$2,592	(50.9)%
Rolling Chip win percentage	2.56%	3.24%	(0.68	)pts
Slot handle	$1,014	$1,236	(18.0)%
Slot hold percentage	4.4%	4.1%	0.3	pts
The Parisian Macao
Total net casino revenues	$343	$308	11.4%
Non-Rolling Chip drop	$1,136	$1,057	7.5%
Non-Rolling Chip win percentage	22.9%	19.6%	3.3	pts
Rolling Chip volume	$4,146	$4,479	(7.4)%
Rolling Chip win percentage	3.39%	3.76%	(0.37	)pts
Slot handle	$1,016	$1,173	(13.4)%
Slot hold percentage	3.9%	2.4%	1.5	pts
The Plaza Macao and Four Seasons Hotel Macao
Total net casino revenues	$162	$136	19.1%
Non-Rolling Chip drop	$331	$318	4.1%
Non-Rolling Chip win percentage	23.5%	27.0%	(3.5	)pts
Rolling Chip volume	$3,238	$2,649	22.2%
Rolling Chip win percentage	4.19%	3.75%	0.44	pts
Slot handle	$132	$135	(2.2)%
Slot hold percentage	7.7%	7.8%	(0.1	)pts
Sands Macao
Total net casino revenues	$141	$166	(15.1)%
Non-Rolling Chip drop	$699	$659	6.1%
Non-Rolling Chip win percentage	17.3%	18.6%	(1.3	)pts
Rolling Chip volume	$1,261	$1,374	(8.2)%
Rolling Chip win percentage	1.90%	4.48%	(2.58	)pts
Slot handle	$691	$641	7.8%
Slot hold percentage	3.1%	3.3%	(0.2	)pts

	Three Months Ended June 30,
	2019	2018	Change
	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$468	$494	(5.3)%
Non-Rolling Chip drop	$1,201	$1,337	(10.2)%
Non-Rolling Chip win percentage	22.0%	20.5%	1.5	pts
Rolling Chip volume	$7,195	$5,870	22.6%
Rolling Chip win percentage	2.49%	2.84%	(0.35	)pts
Slot handle	$3,675	$3,619	1.5%
Slot hold percentage	4.4%	4.6%	(0.2	)pts
U.S. Operations:
Las Vegas Operating Properties
Total net casino revenues	$112	$60	86.7%
Table games drop	$514	$342	50.3%
Table games win percentage	17.8%	7.7%	10.1	pts
Slot handle	$712	$683	4.2%
Slot hold percentage	8.4%	8.4%	—
Sands Bethlehem(1)
Total net casino revenues	$79	$119	(33.6)%
Table games drop	$179	$290	(38.3)%
Table games win percentage	20.2%	17.7%	2.5	pts
Slot handle	$813	$1,224	(33.6)%
Slot hold percentage	6.3%	6.5%	(0.2	)pts
____________________

(1)	We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.
Room revenues increased $11 million compared to the three months ended June 30, 2018. The increase was primarily due to increases of $7 million and $4 million at our Las Vegas Operating Properties and The Parisian Macao, respectively, driven by an increase in ADR. The following table summarizes the results of our room activity:

	Three Months Ended June 30,
	2019	2018	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$53	$52	1.9%
Occupancy rate	93.9%	95.6%	(1.7	)pts
Average daily room rate (ADR)	$221	$217	1.8%
Revenue per available room (RevPAR)	$208	$208	—
Sands Cotai Central
Total room revenues	$77	$78	(1.3)%
Occupancy rate	94.8%	93.0%	1.8	pts
Average daily room rate (ADR)	$155	$150	3.3%
Revenue per available room (RevPAR)	$147	$140	5.0%
The Parisian Macao
Total room revenues	$32	$28	14.3%
Occupancy rate	95.8%	96.4%	(0.6	)pts
Average daily room rate (ADR)	$157	$149	5.4%
Revenue per available room (RevPAR)	$150	$143	4.9%

	Three Months Ended June 30,
	2019	2018	Change
	(Room revenues in millions)
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$10	$10	—
Occupancy rate	89.9%	86.8%	3.1	pts
Average daily room rate (ADR)	$335	$310	8.1%
Revenue per available room (RevPAR)	$301	$269	11.9%
Sands Macao
Total room revenues	$5	$4	25.0%
Occupancy rate	99.5%	99.0%	0.5	pts
Average daily room rate (ADR)	$170	$159	6.9%
Revenue per available room (RevPAR)	$169	$158	7.0%
Singapore Operations:
Marina Bay Sands
Total room revenues	$93	$93	—
Occupancy rate	97.2%	96.9%	0.3	pts
Average daily room rate (ADR)	$420	$418	0.5%
Revenue per available room (RevPAR)	$408	$405	0.7%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$156	$149	4.7%
Occupancy rate	97.2%	97.3%	(0.1	)pts
Average daily room rate (ADR)	$251	$241	4.1%
Revenue per available room (RevPAR)	$244	$235	3.8%
Sands Bethlehem(1)
Total room revenues	$3	$4	(25.0)%
Occupancy rate	93.2%	94.4%	(1.2	)pts
Average daily room rate (ADR)	$160	$163	(1.8)%
Revenue per available room (RevPAR)	$149	$154	(3.2)%
____________________

(1)	We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.

Food and beverage revenues increased $5 million compared to the three months ended June 30, 2018. The increase is primarily attributable to a $7 million increase at Marina Bay Sands, driven by the opening of new night clubs and restaurants.
Mall revenues were relatively consistent with the three months ended June 30, 2018. For further information related to the financial performance of our malls, see "Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended June 30,
	2019	2018	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$62	$56	10.7%
Mall gross leasable area (in square feet)	812,966	786,652	3.3%
Occupancy	91.3%	91.4%	(0.1	)pts
Base rent per square foot	$270	$262	3.1%
Tenant sales per square foot	$1,688	$1,656	1.9%
Shoppes at Cotai Central(1)
Total mall revenues	$16	$15	6.7%
Mall gross leasable area (in square feet)	523,511	517,238	1.2%
Occupancy	91.3%	90.9%	0.4	pts
Base rent per square foot	$106	$114	(7.0)%
Tenant sales per square foot	$967	$849	13.9%
Shoppes at Parisian
Total mall revenues	$14	$15	(6.7)%
Mall gross leasable area (in square feet)	295,915	295,896	—
Occupancy	89.9%	90.7%	(0.8	)pts
Base rent per square foot	$151	$192	(21.4)%
Tenant sales per square foot	$650	$649	0.2%
Shoppes at Four Seasons
Total mall revenues	$31	$33	(6.1)%
Mall gross leasable area (in square feet)	241,548	258,264	(6.5)%
Occupancy	97.6%	98.8%	(1.2	)pts
Base rent per square foot	$465	$460	1.1%
Tenant sales per square foot	$4,505	$4,078	10.5%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$42	$42	—
Mall gross leasable area (in square feet)	601,313	609,142	(1.3)%
Occupancy	94.7%	94.1%	0.6	pts
Base rent per square foot	$265	$260	1.9%
Tenant sales per square foot	$1,945	$1,773	9.7%
__________________________

Note:	This table excludes the results of mall operations at Sands Macao and Sands Bethlehem.

(1)
The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao.

Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended June 30,
	2019	2018	Percent Change
	(Dollars in millions)
Casino	$1,309	$1,331	(1.7)%
Rooms	113	111	1.8%
Food and beverage	174	168	3.6%
Mall	18	18	—%
Convention, retail and other	75	78	(3.8)%
Provision for doubtful accounts	7	7	—%
General and administrative	376	368	2.2%
Corporate	51	33	54.5%
Pre-opening	10	2	400.0%
Development	4	2	100.0%
Depreciation and amortization	289	274	5.5%
Amortization of leasehold interests in land	14	9	55.6%
Loss on disposal or impairment of assets	—	105	(100.0)%
Total operating expenses	$2,440	$2,506	(2.6)%
Operating expenses were $2.44 billion for the three months ended June 30, 2019, a decrease of $66 million compared to $2.51 billion for the three months ended June 30, 2018. The decrease in operating expenses was primarily driven by the loss on disposal or impairment of assets of $105 million during the three months ended June 30, 2018. This was partially offset by increases in general and administrative expense, corporate expense and depreciation and amortization expense.
Casino expenses decreased $22 million compared to the three months ended June 30, 2018. The decrease was primarily attributable to a $27 million decrease at Sands Bethlehem due to the sale closing in May 2019.
The provision for doubtful accounts was consistent with the three months ended June 30, 2018. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities. We believe the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $8 million compared to the three months ended June 30, 2018. The increase was primarily due to a $6 million increase at Marina Bay Sands, resulting from increased property taxes and repairs and maintenance costs.
Corporate expenses increased $18 million compared to the three months ended June 30, 2018. The increase was primarily due to legal fee insurance recoveries during the three months ended June 30, 2018.
Pre-opening expenses represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses increased $8 million compared to the three months ended June 30, 2018, primarily due to the opening of new venues at Marina Bay Sands and our on-going development projects in Macao. Development expenses include the costs associated with the Company's evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Depreciation and amortization expense increased $15 million compared to the three months ended June 30, 2018. The increase was driven by a $10 million increase due to the acceleration of depreciation on certain assets to be replaced in conjunction with The Londoner Macao project.
The loss on disposal or impairment of assets of $105 million during the three months ended June 30, 2018, consisted primarily of a $92 million write-off of costs related to the Four Seasons Tower Suites Macao project.

Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Segment Information" for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Three Months Ended June 30,
	2019	2018	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$336	$331	1.5%
Sands Cotai Central	165	176	(6.3)%
The Parisian Macao	139	114	21.9%
The Plaza Macao and Four Seasons Hotel Macao	83	72	15.3%
Sands Macao	43	52	(17.3)%
Ferry Operations and Other	(1)	5	(120.0)%
	765	750	2.0%
Marina Bay Sands	346	368	(6.0)%
United States:
Las Vegas Operating Properties	136	77	76.6%
Sands Bethlehem(1)	19	30	(36.7)%
	155	107	44.9%
Consolidated adjusted property EBITDA (2)	$1,266	$1,225	3.3%
__________________________

(1)	We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.

(2)
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

Adjusted property EBITDA at our Integrated Resorts is primarily driven by our casino and room operations.
Adjusted property EBITDA at our Macao operations increased $15 million compared to the three months ended June 30, 2018. The increase was driven by a $25 million increase at The Parisian Macao, due to an increase in Non-Rolling Chip win, an $11 million increase at The Plaza Macao and Four Seasons Hotel Macao, driven by increases in

Rolling Chip volume and win percentage, and a $5 million increase at The Venetian Macao, driven by increases in Rolling Chip win percentage and Non-Rolling Chip win. The increase was partially offset by an $11 million decrease at Sands Cotai Central, primarily driven by decreases in Rolling Chip volume and win percentage, a $9 million decrease at Sands Macao, driven by decreases in Rolling Chip volume and win percentage, and a $6 million decrease in our ferry operations, resulting from a lower level of passengers due to the opening of the Hong Kong-Macao-Zhuhai bridge in October 2018.
Adjusted property EBITDA at Marina Bay Sands decreased $22 million compared to the three months ended June 30, 2018. As previously described, the decrease was primarily due to decreased casino revenues, driven by decreases in Non-Rolling Chip win and Rolling Chip win percentage, partially offset by increased food and beverage revenues.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $59 million compared to the three months ended June 30, 2018. As previously described, the increase was primarily driven by increases in table games drop and win percentage, and an increase in room revenues due to an increase in ADR.
Adjusted property EBITDA at Sands Bethlehem was $19 million during the sixty days ended May 30, 2019.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended June 30,
	2019	2018
	(Dollars in millions)
Interest cost (which includes the amortization of deferred financing costs and original issue discount)	$141	$90
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	4	4
Less — capitalized interest	(2)	(1)
Interest expense, net	$143	$93
Weighted average total debt balance	$12,053	$10,179
Weighted average interest rate	4.7%	3.5%
Interest cost increased $51 million compared to the three months ended June 30, 2018, resulting primarily from increases in our weighted average interest rate and weighted average total debt balance. The increase in our weighted average interest rate was due to the issuance of the SCL Senior Notes. Our weighted average total debt balance increased in connection with the issuance of the SCL Senior Notes in August 2018 and additional borrowings on our U.S. Credit Facility in June 2018.
Other Factors Affecting Earnings
Other income was $20 million for the three months ended June 30, 2019, compared to $44 million for the three months ended June 30, 2018. Other income during the three months ended June 30, 2019, was attributable to $21 million of foreign currency transaction gains, driven by U.S. dollar denominated debt held by SCL and Singapore dollar denominated intercompany debt reported in U.S. dollars, resulting from the appreciation of the U.S. dollar versus the Singapore dollar during the period.
During the three months ended June 30, 2019, we recorded a gain of $556 million in connection with the sale of Sands Bethlehem on May 31, 2019. The gain resulted in income tax expense of $161 million.
Our effective income tax rate was 17.6% for the three months ended June 30, 2019, compared to 10.7% for the three months ended June 30, 2018. The effective income tax rate for the three months ended June 30, 2019, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax for our domestic operations, a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao and the income tax expense associated with the sale of Sands Bethlehem. The effective income tax rate for the three months ended June 30, 2019 would have been 9.6% without the discrete income tax expense of $161 million resulting from the sale of Sands Bethlehem.

The net income attributable to our noncontrolling interests was $154 million for the three months ended June 30, 2019, compared to $120 million for the three months ended June 30, 2018. These amounts are primarily related to the noncontrolling interest of SCL.
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Summary Financial Results
Net revenues for the six months ended June 30, 2019, increased 1.4% to $6.98 billion, compared to $6.88 billion for the six months ended June 30, 2018, and operating income decreased 4.6% to $1.87 billion compared to $1.96 billion for the six months ended June 30, 2018. The increase in net revenues resulted from increases of 6.6% and 4.7% at our Las Vegas Operating Properties and our Macao operations, respectively, due to stronger overall operating performances. The decrease in operating income was primarily driven by lower Rolling Chip win percentage in Singapore, a nonrecurring legal settlement and an increase in depreciation and amortization. Net income decreased 19.2% to $1.85 billion for the six months ended June 30, 2019, compared to $2.29 billion for the six months ended June 30, 2018. The decrease resulted from the decrease in operating income, income tax expense of $321 million compared to an income tax benefit of $490 million for the six months ended June 30, 2018, a $102 million increase in interest expense, net of amounts capitalized, partially offset by the gain on sale of Sands Bethlehem of $556 million. Adjusted property EBITDA for the six months ended June 30, 2019, decreased 0.3% to $2.72 billion, compared to $2.73 billion for the six months ended June 30, 2018.
Operating Revenues
Our net revenues consisted of the following:

	Six Months Ended June 30,
	2019	2018	Percent Change
	(Dollars in millions)
Casino	$5,022	$4,945	1.6%
Rooms	879	863	1.9%
Food and beverage	456	447	2.0%
Mall	326	320	1.9%
Convention, retail and other	297	307	(3.3)%
Total net revenues	$6,980	$6,882	1.4%
Consolidated net revenues were $6.98 billion for the six months ended June 30, 2019, an increase of $98 million compared to $6.88 billion for the six months ended June 30, 2018. The increase was primarily driven by a $203 million increase from our Macao operations, primarily due to increased casino revenues and a $58 million increase from our Las Vegas Operating Properties, driven by increased casino and room revenues. This was partially offset by a $122 million decrease at Marina Bay Sands, primarily driven by decreased casino revenues, and a $43 million decrease at Sands Bethlehem due to the sale closing on May 31, 2019.

Net casino revenues increased $77 million compared to the six months ended June 30, 2018. The increase is primarily attributable to a $204 million increase at our Macao operating properties, driven by an increase in Non-Rolling Chip win, and a $45 million increase at our Las Vegas Operating Properties, primarily driven by increases in table games drop and win percentage. The increase was partially offset by a $134 million decrease at Marina Bay Sands, driven by decreases in Rolling win percentage and Non-Rolling Chip win, and a $38 million decrease at Sands Bethlehem due to the sale closing on May 31, 2019. The following table summarizes the results of our casino activity:

	Six Months Ended June 30,
	2019	2018	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$1,438	$1,393	3.2%
Non-Rolling Chip drop	$4,612	$4,489	2.7%
Non-Rolling Chip win percentage	26.6%	24.4%	2.2	pts
Rolling Chip volume	$13,945	$15,329	(9.0)%
Rolling Chip win percentage	3.18%	3.66%	(0.48	)pts
Slot handle	$1,912	$1,656	15.5%
Slot hold percentage	4.7%	4.8%	(0.1	)pts
Sands Cotai Central
Total net casino revenues	$803	$804	(0.1)%
Non-Rolling Chip drop	$3,326	$3,395	(2.0)%
Non-Rolling Chip win percentage	22.7%	21.2%	1.5	pts
Rolling Chip volume	$3,216	$5,000	(35.7)%
Rolling Chip win percentage	3.85%	3.33%	0.52	pts
Slot handle	$2,077	$2,512	(17.3)%
Slot hold percentage	4.2%	4.0%	0.2	pts
The Parisian Macao
Total net casino revenues	$730	$599	21.9%
Non-Rolling Chip drop	$2,276	$2,143	6.2%
Non-Rolling Chip win percentage	23.0%	19.9%	3.1	pts
Rolling Chip volume	$8,063	$9,077	(11.2)%
Rolling Chip win percentage	3.99%	3.26%	0.73	pts
Slot handle	$2,141	$2,217	(3.4)%
Slot hold percentage	3.6%	2.5%	1.1	pts
The Plaza Macao and Four Seasons Hotel Macao
Total net casino revenues	$335	$278	20.5%
Non-Rolling Chip drop	$688	$734	(6.3)%
Non-Rolling Chip win percentage	24.3%	24.8%	(0.5	)pts
Rolling Chip volume	$7,726	$5,704	35.4%
Rolling Chip win percentage	3.71%	3.49%	0.22	pts
Slot handle	$280	$270	3.7%
Slot hold percentage	6.2%	7.3%	(1.1	)pts
Sands Macao
Total net casino revenues	$280	$308	(9.1)%
Non-Rolling Chip drop	$1,362	$1,316	3.5%
Non-Rolling Chip win percentage	17.5%	18.4%	(0.9	)pts
Rolling Chip volume	$2,462	$2,271	8.4%
Rolling Chip win percentage	1.88%	3.80%	(1.92	)pts
Slot handle	$1,306	$1,281	2.0%
Slot hold percentage	3.3%	3.2%	0.1	pts

	Six Months Ended June 30,
	2019	2018	Change
	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$1,012	$1,146	(11.7)%
Non-Rolling Chip drop	$2,544	$2,735	(7.0)%
Non-Rolling Chip win percentage	21.6%	19.4%	2.2	pts
Rolling Chip volume	$14,323	$13,246	8.1%
Rolling Chip win percentage	2.81%	3.91%	(1.10	)pts
Slot handle	$7,235	$7,504	(3.6)%
Slot hold percentage	4.5%	4.5%	—
U.S. Operations:
Las Vegas Operating Properties
Total net casino revenues	$225	$180	25.0%
Table games drop	$932	$833	11.9%
Table games win percentage	20.0%	16.6%	3.4	pts
Slot handle	$1,380	$1,301	6.1%
Slot hold percentage	8.4%	8.4%	—
Sands Bethlehem(1)
Total net casino revenues	$199	$237	(16.0)%
Table games drop	$453	$571	(20.7)%
Table games win percentage	20.2%	17.9%	2.3	pts
Slot handle	$2,007	$2,395	(16.2)%
Slot hold percentage	6.3%	6.6%	(0.3	)pts
____________________

(1)	We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.

Room revenues increased $16 million compared to the six months ended June 30, 2018. The increase is primarily due to increases of $8 million at our Las Vegas Operating Properties, driven by an increase in ADR, and $7 million at our Macao operating properties, driven by increased occupancy and ADR. The following table summarizes the results of our room activity:

	Six Months Ended June 30,
	2019	2018	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$110	$109	0.9%
Occupancy rate	95.3%	95.8%	(0.5	)pts
Average daily room rate (ADR)	$225	$225	—
Revenue per available room (RevPAR)	$214	$215	(0.5)%
Sands Cotai Central
Total room revenues	$161	$160	0.6%
Occupancy rate	96.1%	93.2%	2.9	pts
Average daily room rate (ADR)	$156	$154	1.3%
Revenue per available room (RevPAR)	$150	$144	4.2%
The Parisian Macao
Total room revenues	$64	$61	4.9%
Occupancy rate	97.2%	95.4%	1.8	pts
Average daily room rate (ADR)	$158	$150	5.3%
Revenue per available room (RevPAR)	$153	$143	7.0%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$20	$19	5.3%
Occupancy rate	89.8%	87.8%	2.0	pts
Average daily room rate (ADR)	$335	$316	6.0%
Revenue per available room (RevPAR)	$301	$277	8.7%
Sands Macao
Total room revenues	$9	$8	12.5%
Occupancy rate	99.7%	98.9%	0.8	pts
Average daily room rate (ADR)	$174	$162	7.4%
Revenue per available room (RevPAR)	$173	$161	7.5%
Singapore Operations:
Marina Bay Sands
Total room revenues	$195	$193	1.0%
Occupancy rate	97.6%	96.8%	0.8	pts
Average daily room rate (ADR)	$437	$436	0.2%
Revenue per available room (RevPAR)	$427	$423	0.9%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$313	$305	2.6%
Occupancy rate	96.1%	96.6%	(0.5	)pts
Average daily room rate (ADR)	$257	$249	3.2%
Revenue per available room (RevPAR)	$247	$241	2.5%
Sands Bethlehem(1)
Total room revenues	$7	$8	(12.5)%
Occupancy rate	92.6%	91.3%	1.3	pts
Average daily room rate (ADR)	$159	$161	(1.2)%
Revenue per available room (RevPAR)	$147	$147	—

____________________

(1)	We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.
Food and beverage revenues increased $9 million compared to the six months ended June 30, 2018. The increase is primarily attributable to an $8 million increase at Marina Bay Sands, driven by the opening of new restaurants and a night club.
Mall revenues increased $6 million compared to the six months ended June 30, 2018. The increase was primarily due to increases of $9 million at the Shoppes at Venetian and $3 million at the Shoppes at Cotai Central, driven by increases in base rent and management fees, as well as additional retail space available at Sands Cotai Central. The increase was partially offset by a $4 million decrease at the Shoppes at Parisian, driven by a decrease in base rent. For further information related to the financial performance of our malls, see "Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Six Months Ended June 30,(1)
	2019	2018	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$118	$109	8.3%
Mall gross leasable area (in square feet)	812,966	786,652	3.3%
Occupancy	91.3%	91.4%	(0.1	)pts
Base rent per square foot	$270	$262	3.1%
Tenant sales per square foot	$1,688	$1,656	1.9%
Shoppes at Cotai Central(2)
Total mall revenues	$32	$29	10.3%
Mall gross leasable area (in square feet)	523,511	517,238	1.2%
Occupancy	91.3%	90.9%	0.4	pts
Base rent per square foot	$106	$114	(7.0)%
Tenant sales per square foot	$967	$849	13.9%
Shoppes at Parisian
Total mall revenues	$26	$30	(13.3)%
Mall gross leasable area (in square feet)	295,915	295,896	—
Occupancy	89.9%	90.7%	(0.8	)pts
Base rent per square foot	$151	$192	(21.4)%
Tenant sales per square foot	$650	649	0.2%
Shoppes at Four Seasons
Total mall revenues	$62	$64	(3.1)%
Mall gross leasable area (in square feet)	241,548	258,264	(6.5)%
Occupancy	97.6%	98.8%	(1.2	)pts
Base rent per square foot	$465	$460	1.1%
Tenant sales per square foot	$4,505	$4,078	10.5%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$85	$84	1.2%
Mall gross leasable area (in square feet)	601,313	609,142	(1.3)%
Occupancy	94.7%	94.1%	0.6	pts
Base rent per square foot	$265	$260	1.9%
Tenant sales per square foot	$1,945	$1,773	9.7%
__________________________

Note:	This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.

(1)
As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of June 30, 2019 and 2018, they are identical to the summary presented herein for the three months ended June 30, 2019 and 2018, respectively.

(2)
The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao.

Convention, retail and other revenues decreased $10 million compared to the six months ended June 30, 2018. The decrease is primarily driven by a decrease in our ferry operations, resulting from a lower level of ferry passengers due to the opening of the Hong Kong-Macao-Zhuhai bridge in October 2018
Operating Expenses
Our operating expenses consisted of the following:

	Six Months Ended June 30,
	2019	2018	Percent Change
	(Dollars in millions)
Casino	$2,748	$2,702	1.7%
Rooms	223	221	0.9%
Food and beverage	352	340	3.5%
Mall	35	35	—%
Convention, retail and other	155	162	(4.3)%
Provision for (recovery of) doubtful accounts	11	(9)	(222.2)%
General and administrative	745	713	4.5%
Corporate	203	89	128.1%
Pre-opening	14	3	366.7%
Development	9	5	80.0%
Depreciation and amortization	590	538	9.7%
Amortization of leasehold interests in land	23	18	27.8%
Loss on disposal or impairment of assets	7	110	(93.6)%
Total operating expenses	$5,115	$4,927	3.8%
Operating expenses were $5.12 billion for the six months ended June 30, 2019, an increase of $188 million compared to $4.93 billion for the six months ended June 30, 2018. The increase in operating expenses was primarily driven by a nonrecurring legal settlement and an increase in casino expenses at our Macao operating properties due to increased casino revenues.
Casino expenses increased $46 million compared to the six months ended June 30, 2018. The increase was primarily attributable to a $78 million increase at our Macao operating properties, driven by an increase in gaming taxes due to increased casino revenues, partially offset by a $28 million decrease at Sands Bethlehem due to the sale closing on May 31, 2019.
The provision for doubtful accounts was $11 million for the six months ended June 30, 2019, compared to the recovery of doubtful accounts of $9 million for the six months ended June 30, 2018. The increase resulted from increased collections of previously reserved customer balances during the six months ended June 30, 2018. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
Corporate expenses increased $114 million compared to the six months ended June 30, 2018. The increase was primarily due to a nonrecurring legal settlement.
Pre-opening expenses represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses increased $11 million compared to the six months ended June 30, 2018, primarily due to the opening of new venues at Marina Bay Sands and our on-going development projects in Macao.

Development expenses include the costs associated with the Company's evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Depreciation and amortization expense increased $52 million compared to the six months ended June 30, 2018. The increase was driven by a $45 million increase due to the acceleration of depreciation on certain assets to be disposed of in conjunction with The Londoner Macao project.
The loss on disposal or impairment of assets of $110 million during the six months ended June 30, 2018, consisted primarily of a $92 million write-off of costs related to the Four Seasons Tower Suites Macao project.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Segment Information" for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Six Months Ended June 30,
	2019	2018	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$697	$679	2.7%
Sands Cotai Central	377	377	—%
The Parisian Macao	302	230	31.3%
The Plaza Macao and Four Seasons Hotel Macao	168	145	15.9%
Sands Macao	83	99	(16.2)%
Ferry Operations and Other	(4)	9	(144.44)%
	1,623	1,539	5.5%
Marina Bay Sands	769	909	(15.4)%
United States:
Las Vegas Operating Properties	274	218	25.7%
Sands Bethlehem(1)	52	59	(11.9)%
	326	277	17.7%
Consolidated adjusted property EBITDA	$2,718	$2,725	(0.3)%
____________________

(1)	We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.
Adjusted property EBITDA at our Integrated Resorts is primarily driven by our casino and room operations, as previously discussed.
Adjusted property EBITDA at our Macao operations increased $84 million compared to the six months ended June 30, 2018. The increase was driven by a $72 million increase at The Parisian Macao, due to increases in Non-Rolling Chip win and Rolling Chip win percentage, a $23 million increase at The Plaza Macao and Four Seasons Hotel Macao, driven by increases in Rolling Chip volume and win percentage and an $18 million increase at The Venetian Macao, resulting from an increase in Non-Rolling Chip win. The increase was partially offset by a $16 million decrease at Sands Macao, driven by decreases in Rolling Chip win percentage and Non-Rolling Chip win percentage, and a $13 million decrease in our ferry operations, resulting from a lower level of ferry passengers due to the opening of the Hong Kong-Macao-Zhuhai bridge in October 2018.
Adjusted property EBITDA at Marina Bay Sands decreased $140 million compared to the six months ended June 30, 2018. The decrease was primarily due to decreased casino revenues, driven by decreases in Rolling Chip win percentage and Non-Rolling Chip win, and an increase in the provision for doubtful accounts, driven by collections on previously reserved customer balances during the six months ended June 30, 2018.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $56 million compared to the six months ended June 30, 2018. As previously described, the increase was primarily due to increased casino revenues, primarily driven by increases in table games drop and win percentage, and increased room revenues, resulting from an increase in ADR.
Adjusted property EBITDA at Sands Bethlehem decreased $7 million compared to the six months ended June 30, 2018, resulting from the sale of the property closing on May 31, 2019.

Interest Expense
The following table summarizes information related to interest expense:

	Six Months Ended June 30,
	2019	2018
	(Dollars in millions)
Interest cost (which includes the amortization of deferred financing costs and original issue discounts)	$280	$176
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	7	7
Less — capitalized interest	(3)	(1)
Interest expense, net	$284	$182
Weighted average total debt balance	$12,078	$10,011
Weighted average interest rate	4.6%	3.5%
Interest cost increased $104 million compared to the six months ended June 30, 2018, resulting primarily from increases in our weighted average interest rate and weighted average total debt balance. The increase in our weighted average interest rate was due to the issuance of the SCL Senior Notes. Our weighted average total debt balance increased in connection with the issuance of the SCL Senior Notes in August 2018 and additional borrowings on our U.S. Credit Facility in June 2018.
Other Factors Affecting Earnings
Other expense was $1 million for the six months ended June 30, 2019, compared to other income of $18 million for the six months ended June 30, 2018. Other expense during the six months ended June 30, 2019, included foreign currency transaction losses on Singapore dollar denominated intercompany debt reported in U.S. dollars, offset by foreign currency transaction gains, driven by U.S. dollar denominated debt held by SCL.
During the six months ended June 30, 2019, we recorded a gain of $556 million in connection with the sale of Sands Bethlehem on May 31, 2019. The gain resulted in income tax expense of $161 million.
Our effective income tax rate was 14.8% for the six months ended June 30, 2019, compared to (27.2)% for the six months ended June 30, 2018. The effective income tax rate for the six months ended June 30, 2019, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax rate on our U.S. operations, a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao and the impact of the gain in connection with the sale of Sands Bethlehem on May 31, 2019. The effective income tax rate for the six months ended June 30, 2019, would have been 9.9% without the discrete income tax expense of $161 million resulting from the sale of Sands Bethlehem. The tax rate for the six months ended June 30, 2018, was primarily driven by a non-cash tax benefit of $670 million due to the impact of the Tax Cuts and Jobs Act enacted in the U.S. in December 2017 on the valuation allowance related to certain of our tax attributes. The effective income tax rate for the six months ended June 30, 2018, would have been 10.0% without the discrete benefit of $670 million (see "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 5 — Income Taxes").
The net income attributable to our noncontrolling interests was $316 million for the six months ended June 30, 2019, compared to $280 million for the six months ended June 30, 2018. These amounts are primarily related to the noncontrolling interest of SCL.
Additional Information Regarding our Retail Mall Operations
We own and operate retail malls at our Integrated Resorts at The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Cotai Central, The Parisian Macao, Sands Macao, Marina Bay Sands and Sands Bethlehem

(which was sold in May 2019). Management believes being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.
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
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and six months ended June 30, 2019 and 2018:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands	Total
	(In millions)
For the three months ended June 30, 2019
Mall revenues:
Minimum rents(1)	$49	$28	$9	$11	$32	$129
Overage rents	4	1	2	—	4	11
CAM, levies and direct recoveries	9	2	5	3	6	25
Total mall revenues	62	31	16	14	42	165
Mall operating expenses:
Common area maintenance	4	2	2	2	4	14
Marketing and other direct operating expenses	2	—	1	1	1	5
Mall operating expenses	6	2	3	3	5	19
Property taxes(2)	—	—	—	—	2	2
Provision for (recovery of) doubtful accounts	—	—	—	(1)	—	(1)
Mall-related expenses(3)	$6	$2	$3	$2	$7	$20
For the three months ended June 30, 2018
Mall revenues:
Minimum rents(1)	$46	$28	$9	$11	$33	$127
Overage rents	3	2	2	1	3	11
CAM, levies and direct recoveries	7	3	4	3	6	23
Total mall revenues	56	33	15	15	42	161
Mall operating expenses:
Common area maintenance	4	2	2	2	4	14
Marketing and other direct operating expenses	1	—	—	1	1	3
Mall operating expenses	5	2	2	3	5	17
Property taxes(2)	—	—	—	—	1	1
Provision for doubtful accounts	—	—	1	—	—	1
Mall-related expenses(3)	$5	$2	$3	$3	$6	$19

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands	Total
	(In millions)
For the six months ended June 30, 2019
Mall revenues:
Minimum rents(1)	$96	$55	$19	$20	$66	$256
Overage rents	5	2	4	—	7	18
CAM, levies and direct recoveries	17	5	9	6	12	49
Total mall revenues	118	62	32	26	85	323
Mall operating expenses:
Common area maintenance	8	3	4	3	8	26
Marketing and other direct operating expenses	3	1	1	2	2	9
Mall operating expenses	11	4	5	5	10	35
Property taxes(2)	—	—	—	—	3	3
Provision for (recovery of) doubtful accounts	—	—	—	(1)	—	(1)
Mall-related expenses(3)	$11	$4	$5	$4	$13	$37
For the six months ended June 30, 2018
Mall revenues:
Minimum rents(1)	$90	$56	$18	$23	$64	$251
Overage rents	4	3	3	1	7	18
CAM, levies and direct recoveries	15	5	8	6	13	47
Total mall revenues	109	64	29	30	84	316
Mall operating expenses:
Common area maintenance	7	3	3	3	8	24
Marketing and other direct operating expenses	3	1	1	2	3	10
Mall operating expenses	10	4	4	5	11	34
Property taxes(2)	—	—	—	—	2	2
Provision for doubtful accounts	—	—	1	—	—	1
Mall-related expenses(3)	$10	$4	$5	$5	$13	$37
____________________

Note:	This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.

(1)	Minimum rents include base rents and straight-line adjustments of base rents.

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
Macao
We previously announced the renovation, expansion and rebranding of Sands Cotai Central into a new destination Integrated Resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks, such as the Houses of Parliament and Big Ben. The expanded retail will be rebranded to the Shoppes at Londoner and we will add new food and beverage venues. We will add approximately 370 luxury suites within the tower also occupied by the St. Regis hotel. Design work is nearing completion and construction is being initiated and will be phased to minimize disruption during the property’s peak periods. We expect the additional suites within the tower also occupied by the St. Regis hotel to be completed in late 2020 and The Londoner Macao project to be completed in phases throughout 2020 and 2021.
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
Singapore
In April 2019, our wholly owned subsidiary, MBS, and the STB entered into the Development Agreement pursuant to which MBS will construct a development, which will include a hotel tower with a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with a seating capacity of at least 15,000 persons. The Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.3 billion at exchange rates in effect at the time of the transaction). The amount of the total project cost will be finalized as we complete design and development and begin construction. In connection with the Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project. In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction).
We are currently conducting a process to amend, extend and upsize our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Development Agreement. We anticipate entering into a new delayed draw term loan facility with an estimated size of approximately $2.77 billion as well as obtaining an increase in commitments under the existing revolving credit facility of up to an estimated $185 million, subject to market conditions. We currently expect that drawings under the new delayed draw term loan facility would be made from time to time through December 31, 2024, depending on the timing of construction. While we currently estimate that we will be able to complete this process in the next three months, there is no assurance that we will be able to do so within our anticipated timeframe, if at all. In addition, our current estimates with respect to the anticipated size of the facilities and the timing and amounts of drawings under the facilities are subject to change and will depend on a variety of factors, some of which are outside of our control.

Other
We continue to evaluate additional development projects in each of our market and pursue new development opportunities globally.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months Ended June 30,
	2019	2018
	(In millions)
Net cash generated from operating activities	$896	$2,504
Cash flows from investing activities:
Net proceeds from sale of Sands Bethlehem	1,160	—
Capital expenditures	(453)	(416)
Proceeds from disposal of property and equipment	1	10
Acquisition of intangible assets	(53)	—
Net cash generated from (used in) investing activities	655	(406)
Cash flows from financing activities:
Proceeds from exercise of stock options	39	70
Repurchase of common stock	(354)	(175)
Dividends paid and non-controlling interest payments	(1,821)	(1,804)
Proceeds from long-term debt	—	2,093
Repayments on long-term debt	(51)	(313)
Payments of financing costs	—	(39)
Net cash used in financing activities	(2,187)	(168)
Effect of exchange rate on cash, cash equivalents and restricted cash	6	2
Increase (decrease) in cash, cash equivalents and restricted cash	(630)	1,932
Cash, cash equivalents and restricted cash at beginning of period	4,661	2,430
Cash, cash equivalents and restricted cash at end of period	$4,031	$4,362
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the six months ended June 30, 2019, decreased $1.61 billion compared to the six months ended June 30, 2018. The factors driving the decrease in operating cash flows were the land lease payment made in Singapore in connection with the MBS Expansion Project, a nonrecurring legal settlement and increased interest costs as explained above, partially offset by an overall increase in revenues. Other impacts versus the prior year was a decrease in our working capital due to increased patron receivables and lower levels of deposits from gaming customers and outstanding chips.
Cash Flows — Investing Activities
Capital expenditures for the six months ended June 30, 2019, totaled $453 million, including $227 million for construction and development activities in Macao, which consisted primarily of $109 million for Sands Cotai Central related primarily to the The Londoner Macao, $60 million for The Plaza Macao and Four Seasons Hotel Macao related primarily to the Four Seasons Tower Suites Macao, $38 million for The Venetian Macao and $14 million for The Parisian Macao; $98 million at Marina Bay Sands in Singapore; $77 million at our Las Vegas Operating Properties; and $49 million for corporate and other.
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

Additionally, for the six months ended June 30, 2019, the Company received $1.16 billion in net cash proceeds from the sale of Sands Bethlehem in Pennsylvania and paid approximately $53 million as part of the process to renew our Singapore gaming license.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $2.19 billion for the six months ended June 30, 2019, which was primarily attributable to $1.82 billion in dividend payments, $354 million in common stock repurchases and net repayments of $51 million on our various credit facilities.
Net cash flows used in financing activities were $168 million for the six months ended June 30, 2018, which was primarily attributable to $1.80 billion in dividend payments and $175 million in common stock repurchases, partially offset by net proceeds of $1.78 billion on our various credit facilities, and proceeds of $70 million from the exercise of stock options.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments (see, "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Long-Term Debt") and operating cash flows.
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio or net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined. As of June 30, 2019, our U.S., SCL and Singapore leverage ratios, as defined per the respective credit facility agreements, were 1.1x, 1.8x and 2.1x, respectively, compared to the maximum leverage ratios allowed of 5.5x, 4.0x and 4.0x, respectively.
We held unrestricted cash and cash equivalents of approximately $4.02 billion and restricted cash of approximately $14 million as of June 30, 2019, of which approximately $2.85 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.85 billion, approximately $2.32 billion is available to be repatriated to the U.S. and we do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public shareholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $3.41 billion available for borrowing under our U.S., SCL and Singapore credit facilities, net of outstanding letters of credit, as of June 30, 2019, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure.
On February 22, 2019, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") per share to SCL shareholders, and, on May 24, 2019, SCL shareholders approved a dividend of HKD 1.00 per share, which was paid on June 21, 2019 (a total of $2.05 billion, of which we retained $1.44 billion during the six months ended June 30, 2019).
On March 28 and June 27, 2019, we paid a quarterly dividend of $0.77 per common share as part of a regular cash dividend program and, during the six months ended June 30, 2019, recorded $1.19 billion as a distribution against retained earnings. In July 2019, our Board of Directors declared a quarterly dividend of $0.77 per common share (a total estimated to be approximately $593 million) to be paid on September 26, 2019, to shareholders of record on September 18, 2019.
During the six months ended June 30, 2019, we repurchased 6,052,531 shares of our common stock for $354 million (including commissions) under this program. All share repurchases of our common stock are recorded as treasury stock. As of June 30, 2019, we have remaining authorization to repurchase $1.32 billion of our outstanding common shares.
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

•	the uncertainty of consumer behavior related to discretionary spending and vacationing at our Integrated Resorts in Macao, Singapore and Las Vegas;

•	the extensive regulations to which we are subject and the costs of compliance or failure to comply with such regulations;

•	our ability to maintain our gaming licenses and subconcession in Macao, Singapore and Las Vegas;

•	new developments, construction projects and ventures, including our Cotai Strip initiatives and MBS Expansion Project;

•	fluctuations in currency exchange rates and interest rates;

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

•	our dependence upon properties in Macao, Singapore and Las Vegas for all of our cash flow;

•	the passage of new legislation and receipt of governmental approvals for our operations in Macao and Singapore and other jurisdictions where we are planning to operate;

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
As of June 30, 2019, the estimated fair value of our long-term debt was approximately $12.42 billion, compared to its contractual value of $12.10 billion. The estimated fair value of our long-term debt is based on level 2 inputs (quoted prices in markets that are not active). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $379 million, inclusive of the impact from the interest rate swaps. A hypothetical 100 basis point change in LIBOR and SOR would cause our annual interest cost on our long-term debt to change by approximately $121 million.
The total notional amount of our fixed-to-variable interest rate swaps was $5.50 billion as of June 30, 2019. The fair value of the interest rate swaps, on a stand-alone basis, as of June 30, 2019, was an asset of $94 million. A hypothetical 100 basis point change in LIBOR would cause the fair value of the interest rate swaps to change by approximately $62 million.
We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of June 30, 2019, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $40 million, and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $47 million. The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a range).
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2019, and have concluded they are effective at the reasonable assurance level.
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

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2018, Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2019, and "Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 6 — Commitments and Contingencies" of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
April 1, 2019 — April 30, 2019	—	$—	—	$1,496
May 1, 2019 — May 31, 2019	1,397,767	$57.23	1,397,767	$1,416
June 1, 2019 — June 30, 2019	1,794,800	$55.71	1,794,800	$1,316
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

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1*	Development Agreement, dated April 3, 2019, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd.
10.2
Second Amendment to Letter Agreement, dated June 21, 2019 between Lawrence A. Jacobs and Las Vegas Sands Corp. and Las Vegas Sands, LLC (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on June 24, 2019).

10.3	Las Vegas Sands Corp. Amended and Restated 2004 Equity Award Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on May 20, 2019).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements.

____________________

*	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

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

LAS VEGAS SANDS CORP.

July 24, 2019	By:	/S/ SHELDON G. ADELSON
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

July 24, 2019	By:	/S/ PATRICK DUMONT
Patrick Dumont Executive Vice President and Chief Financial Officer