Form 10-Q
period 2019-09-30
LAS VEGAS SANDS CORP
filed 2019-10-25
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2019
Common Stock ($0.001 par value)	768,036,535 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,817	$4,648
Restricted cash and cash equivalents	15	13
Accounts receivable, net	757	726
Inventories	33	35
Prepaid expenses and other	186	144
Total current assets	4,808	5,566
Property and equipment, net	14,590	15,154
Deferred income taxes, net	288	368
Leasehold interests in land, net	2,239	1,198
Intangible assets, net	45	72
Other assets, net	457	189
Total assets	$22,427	$22,547
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$170	$178
Construction payables	315	189
Other accrued liabilities	2,224	2,435
Income taxes payable	229	244
Current maturities of long-term debt	66	111
Total current liabilities	3,004	3,157
Other long-term liabilities	496	179
Deferred income taxes	184	191
Deferred amounts related to mall sale transactions	351	401
Long-term debt	11,877	11,874
Total liabilities	15,912	15,802
Commitments and contingencies (Note 6)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 and 832 shares issued, 768 and 775 shares outstanding	1	1
Treasury stock, at cost, 65 and 57 shares	(4,181)	(3,727)
Capital in excess of par value	6,554	6,680
Accumulated other comprehensive loss	(74)	(40)
Retained earnings	3,059	2,770
Total Las Vegas Sands Corp. stockholders’ equity	5,359	5,684
Noncontrolling interests	1,156	1,061
Total equity	6,515	6,745
Total liabilities and equity	$22,427	$22,547
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,321	$2,413	$7,343	$7,358
Rooms	439	435	1,318	1,298
Food and beverage	199	195	655	642
Mall	175	170	501	490
Convention, retail and other	116	159	413	466
Net revenues	3,250	3,372	10,230	10,254
Operating expenses:
Casino	1,240	1,344	3,988	4,046
Rooms	109	109	332	330
Food and beverage	162	159	514	499
Mall	19	19	54	54
Convention, retail and other	72	91	227	253
Provision for (recovery of) doubtful accounts	4	5	15	(4)
General and administrative	364	366	1,109	1,079
Corporate	59	55	262	144
Pre-opening	9	2	23	5
Development	4	4	13	9
Depreciation and amortization	284	284	874	822
Amortization of leasehold interests in land	14	8	37	26
Loss on disposal or impairment of assets	11	4	18	114
	2,351	2,450	7,466	7,377
Operating income	899	922	2,764	2,877
Other income (expense):
Interest income	20	22	57	36
Interest expense, net of amounts capitalized	(137)	(126)	(421)	(308)
Other income (expense)	(7)	16	(8)	34
Gain on sale of Sands Bethlehem	—	—	556	—
Loss on modification or early retirement of debt	(24)	(52)	(24)	(55)
Income before income taxes	751	782	2,924	2,584
Income tax (expense) benefit	(82)	(83)	(403)	407
Net income	669	699	2,521	2,991
Net income attributable to noncontrolling interests	(136)	(128)	(452)	(408)
Net income attributable to Las Vegas Sands Corp.	$533	$571	$2,069	$2,583
Earnings per share:
Basic	$0.69	$0.73	$2.68	$3.28
Diluted	$0.69	$0.73	$2.68	$3.27
Weighted average shares outstanding:
Basic	769	786	772	788
Diluted	769	787	772	789
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions) (Unaudited)
Net income	$669	$699	$2,521	$2,991
Currency translation adjustment	(58)	12	(36)	(51)
Total comprehensive income	611	711	2,485	2,940
Comprehensive income attributable to noncontrolling interests	(133)	(132)	(450)	(407)
Comprehensive income attributable to Las Vegas Sands Corp.	$478	$579	$2,035	$2,533
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
	(In millions) (Unaudited)
Balance at June 30, 2018	$1	$(2,997)	$6,660	$(44)	$3,538	$804	$7,962
Net income	—	—	—	—	571	128	699
Currency translation adjustment	—	—	—	8	—	4	12
Exercise of stock options	—	—	7	—	—	2	9
Stock-based compensation	—	—	6	—	—	1	7
Repurchase of common stock	—	(300)	—	—	—	—	(300)
Dividends declared ($0.75 per share) (Note 4)	—	—	—	—	(588)	(3)	(591)
Balance at September 30, 2018	$1	$(3,297)	$6,673	$(36)	$3,521	$936	$7,798

Balance at January 1, 2018	$1	$(2,818)	$6,580	$14	$2,709	$1,141	$7,627
Net income	—	—	—	—	2,583	408	2,991
Currency translation adjustment	—	—	—	(50)	—	(1)	(51)
Exercise of stock options	—	(4)	73	—	—	9	78
Stock-based compensation	—	—	20	—	—	3	23
Repurchase of common stock	—	(475)	—	—	—	—	(475)
Dividends declared ($2.25 per share) (Note 4)	—	—	—	—	(1,771)	(624)	(2,395)
Balance at September 30, 2018	$1	$(3,297)	$6,673	$(36)	$3,521	$936	$7,798

Balance at June 30, 2019	$1	$(4,081)	$6,541	$(19)	$3,118	$1,022	$6,582
Net income	—	—	—	—	533	136	669
Currency translation adjustment	—	—	—	(55)	—	(3)	(58)
Exercise of stock options	—	—	5	—	—	—	5
Stock-based compensation	—	—	8	—	—	1	9
Repurchase of common stock	—	(100)	—	—	—	—	(100)
Dividends declared ($0.77 per share) and noncontrolling interest payments (Note 4)	—	—	—	—	(592)	—	(592)
Balance at September 30, 2019	$1	$(4,181)	$6,554	$(74)	$3,059	$1,156	$6,515

Balance at January 1, 2019	$1	$(3,727)	$6,680	$(40)	$2,770	$1,061	$6,745
Net income	—	—	—	—	2,069	452	2,521
Currency translation adjustment	—	—	—	(34)	—	(2)	(36)
Exercise of stock options	—	—	35	—	—	9	44
Stock-based compensation	—	—	24	—	—	3	27
Disposition of interest in majority-owned subsidiary	—	—	(185)	—	—	266	81
Repurchase of common stock	—	(454)	—	—	—	—	(454)
Dividends declared ($2.31 per share) and noncontrolling interest payments (Note 4)	—	—	—	—	(1,780)	(633)	(2,413)
Balance at September 30, 2019	$1	$(4,181)	$6,554	$(74)	$3,059	$1,156	$6,515
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$2,521	$2,991
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	874	822
Amortization of leasehold interests in land	37	26
Amortization of deferred financing costs and original issue discount	24	28
Amortization of deferred gain on mall sale transactions	(4)	(3)
Loss on modification or early retirement of debt	24	55
Loss on disposal or impairment of assets	11	114
Gain on sale of Sands Bethlehem	(556)	—
Stock-based compensation expense	26	23
Provision for (recovery of) doubtful accounts	15	(4)
Foreign exchange (gain) loss	9	(37)
Deferred income taxes	155	(642)
Changes in operating assets and liabilities:
Accounts receivable	(56)	(35)
Other assets	(60)	(13)
Leasehold interests in land	(969)	(15)
Accounts payable	(4)	(18)
Other liabilities	(251)	108
Net cash generated from operating activities	1,796	3,400
Cash flows from investing activities:
Net proceeds from sale of Sands Bethlehem	1,160	—
Capital expenditures	(756)	(623)
Proceeds from disposal of property and equipment	1	13
Acquisition of intangible assets	(53)	—
Net cash generated from (used in) investing activities	352	(610)
Cash flows from financing activities:
Proceeds from exercise of stock options	44	78
Repurchase of common stock	(454)	(475)
Dividends paid and noncontrolling interest payments	(2,413)	(2,395)
Proceeds from long-term debt (Note 2)	3,500	7,593
Repayments of long-term debt (Note 2)	(3,518)	(5,153)
Payments of financing costs	(127)	(93)
Net cash used in financing activities	(2,968)	(445)
Effect of exchange rate on cash, cash equivalents and restricted cash	(9)	10
Increase (decrease) in cash, cash equivalents and restricted cash	(829)	2,355
Cash, cash equivalents and restricted cash at beginning of period	4,661	2,430
Cash, cash equivalents and restricted cash at end of period	$3,832	$4,785
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$401	$210
Cash payments for taxes, net of refunds	$220	$231
Change in construction payables	$126	$56
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Organization and Business of Company
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2018, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year.
On May 31, 2019, the Company closed the sale of Sands Bethlehem in Pennsylvania. At closing, the Company received $1.16 billion in net cash proceeds and recorded a gain on the sale of $556 million. As there is no continuing involvement between the Company and Sands Bethlehem, the Company accounted for the transaction as a sale of a business. The Company concluded Sands Bethlehem did not have a material impact on the Company’s overall operations or its consolidated financial results.
In April 2019, the Company paid 72 million Singapore dollars (“SGD,” approximately $53 million at exchange rates in effect at the time of the transaction) to the Singapore Casino Regulatory Authority as part of the process to renew its gaming license at Marina Bay Sands, which gaming license now expires in April 2022.
In April 2019, the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), and the Singapore Tourism Board (the “STB”) entered into a development agreement (the “Development Agreement”) pursuant to which MBS will construct a development, which will include a hotel tower with a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with a seating capacity of at least 15,000 persons (the “MBS Expansion Project”). The Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.3 billion at exchange rates in effect on September 30, 2019). The amount of the total project cost will be finalized as the Company completes design and development and begins construction. In connection with the Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project. In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction). During the three months ended September 30, 2019, the Company amended its 2012 Singapore Credit Facility to provide for financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project (see “Note 2 — Long-Term Debt”).
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update on leases, which requires all lessees to recognize right-of-use (“ROU”) assets and lease liabilities, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The standard also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of cash flows arising from leases. The Company adopted the new standard on January 1, 2019, on a prospective basis, forgoing comparative reporting. The Company elected to utilize the transition guidance within the new standard, which allows the Company to carryforward the historical lease classification. The Company elected to not separate lease and non-lease components for all classes of underlying assets in which it is the lessee and made an accounting policy election to not account for leases with an initial term of 12 months or less on the balance sheet. Adoption of the standard resulted in the recording of additional ROU assets and lease liabilities for operating leases of $337 million as of January 1, 2019. The adoption of this guidance did not have an impact on net income. (See disclosures at “Note 8 — Leases.”)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In June 2016, the FASB issued an accounting standard update that revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that reporting period, and should be applied on a modified retrospective basis, with early adoption permitted. The Company is currently assessing the effect the guidance will have on the Company’s financial condition and results of operations, but does not expect it will have a material impact.
Note 2 — Long-Term Debt
Long-term debt consists of the following:

	September 30, 2019	December 31, 2018
	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $15)	$1,735	$—
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $12)	988	—
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $9)	741	—
2013 U.S. Credit Facility — Extended Term B (net of unamortized original issue discount and deferred financing costs of $21)	—	3,464
HVAC Equipment Lease	—	12
Macao Related(1):
4.600% Senior Notes due 2023 (net of unamortized original issue discount and deferred financing costs of $12 and $14, respectively, and a positive cumulative fair value adjustment of $15 and $5, respectively)	1,803	1,791
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $14 and $16, respectively, and a positive cumulative fair value adjustment of $15 and $5, respectively)	1,801	1,789
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $19 and $21, respectively, and a positive cumulative fair value adjustment of $15 and $5, respectively)	1,896	1,884
Other	15	4
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $55 and $43, respectively)	2,964	3,041
	11,943	11,985
Less — current maturities	(66)	(111)
Total long-term debt	$11,877	$11,874

____________________

(1)
Unamortized deferred financing costs of $103 million and $47 million as of September 30, 2019 and December 31, 2018, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility. These amounts are included in other assets, net in the accompanying condensed consolidated balance sheets.

LVSC Senior Notes
On July 31, 2019, LVSC issued, in a public offering, three series of senior unsecured notes in an aggregate principal amount of $3.50 billion, consisting of $1.75 billion of 3.200% Senior Notes due August 8, 2024 (the “2024 LVSC Senior Notes”), $1.0 billion of 3.500% Senior Notes due August 18, 2026 (the “2026 LVSC Senior Notes”) and $750 million of 3.900% Senior Notes due August 8, 2029 (the “2029 LVSC Senior Notes” and, together with the 2024 LVSC Senior Notes and the 2026 LVSC Senior Notes, the “LVSC Senior Notes”). A portion of the net proceeds from the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

offering was used to repay in full the outstanding borrowings under the 2013 U.S. Credit Facility. There are no interim principal payments on the LVSC Senior Notes and interest is payable semi-annually in arrears on February 8 and August 8, commencing on February 8, 2020, with respect to the 2024 LVSC Notes and 2029 LVSC Notes, and on February 18 and August 18, commencing on February 18, 2020 with respect to the 2026 Notes.
The LVSC Senior Notes are senior unsecured obligations of LVSC. Each series of LVSC Senior Notes rank equally in right of payment with all of LVSC’s other unsecured and unsubordinated obligations, if any. None of LVSC’s subsidiaries guarantee the LVSC Senior Notes.
The LVSC Senior Notes were issued pursuant to an indenture, dated July 31, 2019 (the “Indenture”), between LVSC and U.S. Bank National Association, as trustee. The Indenture contains covenants, subject to customary exceptions and qualifications, that limit the ability of LVSC and its subsidiaries to, among other things, incur liens, enter into sale and leaseback transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets on a consolidated basis. The Indenture also provides for customary events of default.
LVSC Revolving Facility
On August 9, 2019, LVSC entered into a revolving credit agreement with the arrangers and lenders named therein and The Bank of Nova Scotia, as administrative agent for the lenders (the “LVSC Revolving Credit Agreement”), pursuant to which the lenders provided unsecured, revolving credit commitments to LVSC in an aggregate principal amount of $1.50 billion (the “LVSC Revolving Facility”), which are available until August 9, 2024, and include a $150 million sub-facility for letters of credit. LVSC may utilize the proceeds of the loans for general corporate purposes and working capital requirements of LVSC and its subsidiaries and any other purpose not prohibited by the LVSC Revolving Credit Agreement. As of September 30, 2019, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
The revolving loans bear interest at the Company’s option, at either, an adjusted Eurodollar rate, plus an applicable margin ranging from 1.125% to 1.550% per annum, or at an alternative base rate, plus an applicable margin ranging from 0.125% to 0.550% per annum, in each case, based on LVSC’s corporate family credit rating. As of September 30, 2019, the applicable margin for revolving loans with reference to an adjusted Eurodollar rate is 1.4% per annum and the applicable margin for revolving loans with reference to an alternative base rate is 0.4% per annum. LVSC is also required to pay a quarterly commitment fee on the undrawn portion of the LVSC Revolving Facility, which commitment fee ranges from 0.125% to 0.250% per annum, based on the LVSC’s corporate family credit rating. As of September 30, 2019, the commitment fee was 0.200% per annum.
The LVSC Revolving Credit Agreement contains customary affirmative and negative covenants for facilities of this type, subject to customary exceptions and thresholds that limit the ability of (a) LVSC and its restricted subsidiaries to, among other things, (i) incur liens, (ii) enter into sale and leaseback transactions and (iii) sell, lease, sub-lease or otherwise dispose of any core facility (as defined in the LVSC Revolving Credit Agreement), (b) certain restricted subsidiaries of LVSC to incur indebtedness and (c) LVSC to merge, consolidate, liquidate or sell all or substantially all of its assets. The LVSC Revolving Credit Agreement also requires LVSC to maintain a maximum consolidated leverage ratio of 4.0x as of the last day of each fiscal quarter. The LVSC Revolving Credit Agreement also contains customary events of default, including payment defaults, cross defaults to material debt, bankruptcy and insolvency, breaches of covenants and inaccuracy of representations and warranties, subject to customary grace periods.
2013 U.S. Credit Facility
As previously described, the proceeds from the LVSC Senior Notes were used to repay the outstanding borrowings under the 2013 U.S. Credit Facility and the facility was terminated. As a result, the Company recorded a $22 million loss on early retirement of debt during the three months ended September 30, 2019.
2018 SCL Credit Facility
As of September 30, 2019, the Company had $2.0 billion of available borrowing capacity under the 2018 SCL Revolving Facility.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2012 Singapore Credit Facility
On August 30, 2019, MBS amended and restated its 2012 Singapore Credit Facility (the “Third Amendment and Restatement Agreement”). The Third Amendment and Restatement Agreement extended (a) the maturity date of the term loans under the 2012 Singapore Term Facility to August 31, 2026, and (b) the termination date of the revolving credit commitments under the 2012 Singapore Revolving Facility to February 27, 2026, and also increased the principal amount of revolving credit commitments by an additional SGD 250 million (approximately $181 million at exchange rates in effect on September 30, 2019) for a total aggregate principal amount of SGD 750 million (approximately $543 million at exchange rates in effect on September 30, 2019). As of September 30, 2019, MBS had SGD 592 million (approximately $429 million at exchange rates in effect on September 30, 2019) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee in connection with the MBS Expansion Project for SGD 153 million (approximately $111 million at exchange rates in effect on September 30, 2019).
Under the Third Amendment and Restatement Agreement, certain lenders committed to provide a new delayed draw term loan facility (the “Singapore Delayed Draw Term Facility”) in an aggregate principal amount of SGD 3.75 billion (approximately $2.71 billion at exchange rates in effect on September 30, 2019), which will be available to MBS until December 30, 2024, to finance costs associated with the MBS Expansion Project. The loans borrowed under the Singapore Delayed Draw Term Facility will mature on August 31, 2026. There were no loans borrowed under the Delayed Draw Term Facility as of September 30, 2019.
As a result of the Third Amendment and Restatement Agreement, the Company recorded a $2 million loss on modification of debt during the three months ended September 30, 2019.
The term loans under the 2012 Singapore Term Facility are subject to interim quarterly amortization payments, beginning with the fiscal quarter ending December 31, 2019, in an amount equal to (i) until and including the fiscal quarter ending September 30, 2024, 0.5% of the principal amount outstanding on June 30, 2019 (the “Term Facility Restatement Date”), (ii) for the fiscal quarter ending December 31, 2024, 3.0% of the principal amount outstanding on the Term Facility Restatement Date, (iii) for the fiscal quarters ending March 31, 2025 through September 30, 2025, 5.0% of the principal amount outstanding on the Term Facility Restatement Date, and (iv) for the fiscal quarters ending December 31, 2025 through June 30, 2026, 18.0% of the principal amount outstanding on the Term Facility Restatement Date. On the maturity date of August 31, 2026, MBS is required to repay all remaining amounts outstanding on the Singapore Term Facility.
Loans under the Singapore Delayed Draw Term Facility are subject to interim quarterly amortization payments, beginning with the fiscal quarter ending March 31, 2025, in an amount equal to (i) until and including the fiscal quarter ending September 30, 2025, 5.0% of the principal amount outstanding on December 30, 2024 (the “Delayed Draw Term Facility Restatement Date”), and (ii) for each fiscal quarter from December 31, 2025, until and including June 30, 2026, 18.0% of the principal amount outstanding on the Delayed Draw Term Facility Restatement Date. On the maturity date of August 31, 2026, MBS is required to repay all remaining amounts outstanding on the Singapore Delayed Draw Term Facility.
Under the Third Amendment and Restatement Agreement, outstanding loans bear interest at the Singapore Swap Offered Rate (“SOR”) plus an applicable margin that is fixed at 1.65% per annum until September 30, 2020, and will range from 1.15% to 1.85% per annum thereafter, based on MBS’s consolidated leverage ratio (interest rate set at approximately 3.2% as of September 30, 2019).
Under the Third Amendment and Restatement Agreement, MBS must comply with a maximum consolidated leverage ratio of 4.5x on the last day of each fiscal quarter from August 30, 2019 until twelve months following the date in which a temporary occupation permit is issued with respect to the MBS Expansion Project. Thereafter, MBS must comply with a maximum consolidated leverage ratio of 4.0x as of the last day of each fiscal quarter.
Debt Covenant Compliance
As of September 30, 2019, management believes the Company was in compliance with all debt covenants.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and capital lease obligations are as follows:

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Proceeds from LVSC Senior Notes	$3,500	$—
Proceeds from SCL Senior Notes	—	5,500
Proceeds from 2013 U.S. Credit Facility	—	1,347
Proceeds from 2016 VML Credit Facility	—	746
	$3,500	$7,593

Repayments on 2013 U.S. Credit Facility	$(3,484)	$(18)
Repayments on 2012 Singapore Credit Facility	(31)	(49)
Repayments on 2016 VML Credit Facility	—	(5,083)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(3)	(3)
	$(3,518)	$(5,153)

Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of September 30, 2019 and December 31, 2018, was approximately $12.60 billion and $11.65 billion, respectively, compared to its contractual value of $12.02 billion and $12.08 billion, respectively. The estimated fair value of the Company’s long-term debt is based on level 2 inputs (quoted prices in markets that are not active).
Note 3 — Derivative Instruments
In August 2018, the Company entered into interest rate swap agreements (the “IR Swaps”), which qualified and were designated as fair value hedges, swapping fixed-rate for variable-rate interest to hedge changes in the fair value of the SCL Senior Notes. These IR Swaps have a total notional value of $5.50 billion and expire in August 2020.
The total fair value of the IR Swaps as of September 30, 2019, was $50 million. In the accompanying condensed consolidated balance sheet, $45 million was recorded as an asset in prepaid expenses and other with an equal corresponding adjustment recorded against the carrying value of the SCL Senior Notes. The fair value of the IR Swaps was estimated using level 2 inputs from recently reported market forecasts of interest rates. Gains and losses due to changes in fair value of the IR Swaps completely offset changes in the fair value of the hedged portion of the underlying debt. Additionally, for the three and nine months ended September 30, 2019, the Company recorded a $7 million and $12 million reduction to interest expense, respectively, related to the realized amount associated with the IR Swaps, and for the three and nine months ended September 30, 2018, the Company recorded a $4 million reduction to interest expense.
Note 4 — Equity and Earnings Per Share
Common Stock
Dividends
On March 28, June 27 and September 26, 2019, the Company paid a dividend of $0.77 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2019, the Company recorded $1.78 billion as a distribution against retained earnings (of which $999 million related to the principal stockholder and his family and the remaining $781 million related to all other stockholders).
In October 2019, the Company’s Board of Directors declared a quarterly dividend of $0.77 per common share (a total estimated to be approximately $591 million) to be paid on December 26, 2019, to stockholders of record on December 17, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Repurchase Program
During the nine months ended September 30, 2019, the Company repurchased 7,873,957 shares of its common stock for $454 million (including commissions) under the program. All share repurchases of the Company’s common stock have been recorded as treasury stock.
Noncontrolling Interests
On February 22 and June 21, 2019, Sands China Ltd. (“SCL”) paid a dividend of 0.99 Hong Kong dollars (“HKD”) and HKD 1.00 per share, respectively, to SCL stockholders (a total of $2.05 billion, of which the Company retained $1.44 billion during the nine months ended September 30, 2019).
During the nine months ended September 30, 2019, the Company distributed $17 million to certain of its noncontrolling interests. Of this amount, $11 million related to payments to the Company’s minority interest partners to purchase their interests in connection with the sale of Sands Bethlehem.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	769	786	772	788
Potential dilution from stock options and restricted stock and stock units	—	1	—	1
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	769	787	772	789
Antidilutive stock options excluded from the calculation of diluted earnings per share	3	2	3	1

Note 5 — Income Taxes
The Company’s effective income tax rate was 13.8% for the nine months ended September 30, 2019, compared to (15.8)% for the nine months ended September 30, 2018. The effective income tax rate for the nine months ended September 30, 2019, reflects a 17% statutory tax rate on the Company’s Singapore operations, a 21% corporate income tax rate on its domestic operations and a zero percent tax rate on its Macao gaming operations due to the Company’s income tax exemption in Macao. During the three months ended June 30, 2019, the Company recorded a gain of $556 million in connection with the sale of Sands Bethlehem on May 31, 2019. The gain resulted in domestic income tax expense of $161 million. The effective income tax rate for the nine months ended September 30, 2019, would have been 10.2% without the discrete income tax expense of $161 million resulting from the sale of Sands Bethlehem. The effective income tax rate for the nine months ended September 30, 2018, would have been 10.2% without the discrete benefit of $670 million, as discussed further below.
In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which made significant changes to U.S. income tax laws, including transitioning from a worldwide tax system to a territorial tax system. This change in the U.S. international tax system included the introduction of several new tax regimes effective as of January 1, 2018. One of the new taxes introduced is the Global Intangible Low-Taxed Income (“GILTI”), which effectively taxes the foreign earnings of U.S. multinational companies at 10.5%, half of the current corporate tax rate. During the three months ended March 31, 2018, the Company concluded how the foreign tax credits associated with this income, and allowed against the U.S. tax liability, would be utilized and the potential impact on the foreign tax credit deferred tax asset and related valuation allowance. As a result, the Company recorded a non-cash tax benefit of $670 million relating

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

to the reduction of the valuation allowance on certain U.S. foreign tax credit assets generated prior to 2018 previously determined not likely to be utilized. In November 2018, the Internal Revenue Service issued guidance clarifying the implementation of GILTI and other provisions, which impacted the foreign tax credit utilization and required an increase of a valuation allowance related to the Company’s historical foreign tax credits. As a result, the Company recorded a non-cash expense of $727 million during the three months ended December 31, 2018.
In April 2019, Venetian Macau Limited (“VML”) entered into an agreement with the Macao government, which is effective through June 26, 2022, and provides for an annual payment of 38 million patacas (approximately $5 million at exchange rates in effect on September 30, 2019) as a substitution for a 12% tax otherwise due from VML stockholders on dividend distributions paid from VML gaming profits.
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
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On February 5, 2007, Asian American Entertainment Corporation, Limited (“AAEC” or “Plaintiff”) brought a claim (the “Prior Action”) in the U.S. District Court for the District of Nevada (the “U.S. District Court”) against Las Vegas Sands, Inc. (now known as Las Vegas Sands, LLC (“LVSLLC”)), Venetian Casino Resort, LLC (“VCR”) and Venetian Venture Development, LLC, which are subsidiaries of the Company, and William P. Weidner and David Friedman, who are former executives of the Company. The Prior Action sought damages based on an alleged breach of agreements entered into between AAEC and the aforementioned defendants for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. The U.S. District Court entered an order dismissing the Prior Action on April 16, 2010.
On January 19, 2012, AAEC filed another claim (the “Macao Action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim was for 3.0 billion patacas (approximately $372 million at exchange rates in effect on September 30, 2019). The Macao Action alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao Action with the Macao Judicial Court and amended the defense on January 4, 2013.
On March 24, 2014, the Macao Judicial Court issued a Decision (Despacho Seneador) holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings, and the claim should proceed exclusively against the U.S. Defendants. On May 8, 2014, AAEC lodged an appeal against that decision.
On June 5, 2015, the U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata based on the dismissal of the Prior Action. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged by U.S. Defendants on April 7, 2016. As of the end of December 2016, all appeals (including VML’s dismissal and the res judicata appeals) were being transferred to the Macao Second Instance Court. On May 11, 2017, the Macao Second Instance Court notified the parties of its decision of refusal to deal with the appeals at the present time. The Macao Second Instance Court ordered the court file be transferred back to the Macao Judicial Court. Evidence gathering by the Macao Judicial Court commenced by letters rogatory, which was completed on March 14, 2019, and the trial of this matter was scheduled for September 2019.
On July 15, 2019, AAEC submitted a request to the Macao Judicial Court to increase the amount of its claim to 96.45 billion patacas (approximately $11.94 billion at exchange rates in effect on September 30, 2019), allegedly

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022 in due course at the enforcement stage.
On September 2, 2019, the U.S. Defendants moved to revoke the legal aid granted to AAEC, which excuses AAEC from paying its share of court costs. On September 4, 2019, the Macao Judicial Court deferred ruling on the U.S. Defendants’ motion regarding legal aid until the entry of final judgment. The U.S. Defendants appealed that deferral on September 17, 2019. On September 26, 2019, the Macao Judicial Court rejected that appeal on procedural grounds; the U.S. Defendants intend to appeal directly to the Macao Second Instance Court.
On September 4, 2019, the Macao Judicial Court allowed AAEC’s request to increase the amount of its claim. On September 17, 2019, the U.S. Defendants appealed the decision granting AAEC’s request. On September 26, 2019, the Macao Judicial Court accepted that appeal and it is currently pending before the Macao Second Instance Court. On September 10, 2019, AAEC moved to reschedule the trial of the Macao Action, which had been scheduled to begin on September 12, 2019. The Macao Judicial Court granted that motion and rescheduled the trial to begin on September 16, 2020.
The Macao Action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
Note 7 — Segment Information
The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; Sands Macao; Marina Bay Sands; Las Vegas Operating Properties; and, through May 30, 2019, Sands Bethlehem. On May 31, 2019, the Company closed the sale of Sands Bethlehem in Pennsylvania (see “Note 1 — Organization and Business of Company”). The Company also reviews construction and development activities for each of its primary projects currently under development, in addition to its reportable segments noted above, which include the renovation, expansion and rebranding of Sands Cotai Central to The Londoner Macao, The Londoner Tower Suites and the Grand Suites at Four Seasons Macao, the MBS Expansion Project in Singapore, and the Las Vegas Condo Tower (for which construction currently is suspended) in the United States. The Company has included Ferry Operations and Other (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to its properties in Macao) to reconcile to condensed consolidated results of operations and financial condition. The Company has included Corporate and Other (which includes the Las Vegas Condo Tower and corporate activities of the Company) to reconcile to the condensed consolidated financial condition. The Company’s segment information as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018 is as follows:

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues
Three Months Ended September 30, 2019	(In millions)
Macao:
The Venetian Macao	$689	$58	$17	$65	$22	$851
Sands Cotai Central	359	81	24	19	4	487
The Parisian Macao	312	33	18	13	5	381
The Plaza Macao and Four Seasons Hotel Macao	146	10	7	32	1	196
Sands Macao	159	4	6	—	2	171
Ferry Operations and Other	—	—	—	—	26	26
	1,665	186	72	129	60	2,112
Marina Bay Sands	553	109	61	46	24	793
Las Vegas Operating Properties	103	144	66	—	93	406
Intercompany eliminations(1)	—	—	—	—	(61)	(61)
Total net revenues	$2,321	$439	$199	$175	$116	$3,250

Three Months Ended September 30, 2018
Macao:
The Venetian Macao	$689	$58	$21	$60	$29	$857
Sands Cotai Central	400	85	25	19	8	537
The Parisian Macao	321	30	17	13	8	389
The Plaza Macao and Four Seasons Hotel Macao	116	10	6	33	2	167
Sands Macao	146	4	6	1	3	160
Ferry Operations and Other	—	—	—	—	42	42
	1,672	187	75	126	92	2,152
Marina Bay Sands	532	106	53	44	31	766
United States:
Las Vegas Operating Properties	88	138	60	—	93	379
Sands Bethlehem(2)	121	4	7	1	5	138
	209	142	67	1	98	517
Intercompany eliminations(1)	—	—	—	(1)	(62)	(63)
Total net revenues	$2,413	$435	$195	$170	$159	$3,372

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues
Nine Months Ended September 30, 2019
Macao:
The Venetian Macao	$2,127	$168	$56	$183	$68	$2,602
Sands Cotai Central	1,162	242	74	51	18	1,547
The Parisian Macao	1,042	97	53	40	17	1,249
The Plaza Macao and Four Seasons Hotel Macao	481	30	23	94	3	631
Sands Macao	439	13	20	2	4	478
Ferry Operations and Other	—	—	—	—	86	86
	5,251	550	226	370	196	6,593
Marina Bay Sands	1,565	304	172	131	76	2,248
United States:
Las Vegas Operating Properties	328	457	246	—	312	1,343
Sands Bethlehem(2)	199	7	11	1	9	227
	527	464	257	1	321	1,570
Intercompany eliminations(1)	—	—	—	(1)	(180)	(181)
Total net revenues	$7,343	$1,318	$655	$501	$413	$10,230

Nine Months Ended September 30, 2018
Macao:
The Venetian Macao	$2,082	$167	$62	$169	$75	$2,555
Sands Cotai Central	1,204	245	77	48	21	1,595
The Parisian Macao	920	91	48	43	17	1,119
The Plaza Macao and Four Seasons Hotel Macao	394	29	21	97	3	544
Sands Macao	454	12	20	3	5	494
Ferry Operations and Other	—	—	—	—	123	123
	5,054	544	228	360	244	6,430
Marina Bay Sands	1,678	299	156	128	82	2,343
United States:
Las Vegas Operating Properties	268	443	239	—	308	1,258
Sands Bethlehem(2)	358	12	19	3	16	408
	626	455	258	3	324	1,666
Intercompany eliminations(1)	—	—	—	(1)	(184)	(185)
Total net revenues	$7,358	$1,298	$642	$490	$466	$10,254

____________________

(1)	Intercompany eliminations include royalties and other intercompany services.

(2)	The Company completed the sale of Sands Bethlehem on May 31, 2019 (see “Note 1 — Organization and Business of Company”). Results of operations include Sands Bethlehem through May 30, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$1	$1	$3	$3
Ferry Operations and Other	7	6	20	18
	8	7	23	21
Marina Bay Sands	1	2	3	7
Las Vegas Operating Properties(1)	52	54	155	157
Total intersegment revenues	$61	$63	$181	$185
____________________

(1)	Primarily consists of royalties from the Company’s international operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$342	$344	$1,039	$1,023
Sands Cotai Central	169	188	546	565
The Parisian Macao	120	122	422	352
The Plaza Macao and Four Seasons Hotel Macao	75	53	243	198
Sands Macao	52	41	135	140
Ferry Operations and Other	(3)	6	(7)	15
	755	754	2,378	2,293
Marina Bay Sands	435	419	1,204	1,328
United States:
Las Vegas Operating Properties	93	76	367	294
Sands Bethlehem(1)	—	33	52	92
	93	109	419	386
Consolidated adjusted property EBITDA(2)	1,283	1,282	4,001	4,007
Other Operating Costs and Expenses
Stock-based compensation(3)	(3)	(3)	(10)	(10)
Corporate	(59)	(55)	(262)	(144)
Pre-opening	(9)	(2)	(23)	(5)
Development	(4)	(4)	(13)	(9)
Depreciation and amortization	(284)	(284)	(874)	(822)
Amortization of leasehold interests in land	(14)	(8)	(37)	(26)
Loss on disposal or impairment of assets	(11)	(4)	(18)	(114)
Operating income	899	922	2,764	2,877
Other Non-Operating Costs and Expenses
Interest income	20	22	57	36
Interest expense, net of amounts capitalized	(137)	(126)	(421)	(308)
Other income (expense)	(7)	16	(8)	34
Gain on sale of Sands Bethlehem	—	—	556	—
Loss on modification or early retirement of debt	(24)	(52)	(24)	(55)
Income tax (expense) benefit	(82)	(83)	(403)	407
Net income	$669	$699	$2,521	$2,991
 ____________________

(1)	The Company completed the sale of Sands Bethlehem on May 31, 2019 (see “Note 1 — Organization and Business of Company”). Results of operations include Sands Bethlehem through May 30, 2019.

(2)
Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is net income before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain on sale of Sands Bethlehem, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

more stand-alone basis, Integrated Resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. The Company has significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, consolidated adjusted property EBITDA as presented by the Company may not be directly comparable to similarly titled measures presented by other companies.

(3)
During the three months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense of $8 million and $7 million, respectively, of which $5 million and $4 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense of $26 million and $23 million, respectively, of which $16 million and $13 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Capital Expenditures
Corporate and Other	$57	$56
Macao:
The Venetian Macao	75	109
Sands Cotai Central	178	88
The Parisian Macao	21	101
The Plaza Macao and Four Seasons Hotel Macao	125	36
Sands Macao	10	16
Ferry Operations and Other	1	1
	410	351
Marina Bay Sands	134	116
United States:
Las Vegas Operating Properties	153	82
Sands Bethlehem(1)	2	18
	155	100
Total capital expenditures	$756	$623
____________________

(1)	The Company completed the sale of Sands Bethlehem on May 31, 2019 (see “Note 1 — Organization and Business of Company”). Capital expenditures for Sands Bethlehem are through May 30, 2019.
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
Leases recorded on the balance sheet consist of the following (excluding the Macao and Singapore leasehold interests in land assets):

Leases	Classification on the Balance Sheet	September 30, 2019
		(In millions)
Assets
Operating lease ROU assets	Other assets, net	$185
Finance lease ROU assets	Property and equipment, net(1)	$15
Liabilities
Current
Operating	Other accrued liabilities	$25
Finance	Current maturities of long-term debt	$6
Noncurrent
Operating	Other long-term liabilities	$299
Finance	Long-term debt	$9
____________________

(1)	Finance lease ROU assets are recorded net of accumulated depreciation of $5 million as of September 30, 2019.
Other information related to lease term and discount rate is as follows:

September 30, 2019
Weighted Average Remaining Lease Term
Operating leases	32.3 years
Finance leases	2.6 years
Weighted Average Discount Rate
Operating leases(1)	4.5%
Finance leases	3.8%

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

____________________

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.
The components of lease expense are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In millions)
Operating lease cost:
Amortization of leasehold interests in land	$14	$37
Operating lease cost	9	24
Short-term lease cost	4	14
Variable lease cost	2	4
Finance lease cost:
Amortization of ROU assets	1	3
Total lease cost	$30	$82

Supplemental cash flow information related to leases is as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8	$27
Operating cash flows for finance leases	$1	$1
Financing cash flows for finance leases	$1	$3

Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
	(In millions)
Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$10	$2
2020	28	6
2021	25	6
2022	24	2
2023	24	—
Thereafter	556	—
Total future minimum lease payments	667	16
Less — amount representing interest	(343)	(1)
Present value of future minimum lease payments	324	15
Less — current lease obligations	(25)	(6)
Long-term lease obligations	$299	$9

Lessor
The Company leases space at several of its Integrated Resorts to various third parties as part of its mall operations, as well as retail and office space that are recorded within convention, retail and other revenues. These leases are non-

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

cancelable operating leases with remaining lease periods that vary from one month to 15 years. The leases include minimum base rents with escalated contingent rent clauses.
Lease revenue consists of the following:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Mall	Other	Mall	Other
	(In millions)
Minimum rents	$129	$5	$387	$12
Overage rents	19	—	38	1
	$148	$5	$425	$13

Future minimum rentals on non-cancelable leases are as follows:

	Mall	Other
	(In millions)
Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$127	$3
2020	455	9
2021	360	9
2022	259	5
2023	122	4
Thereafter	171	8
Total minimum future rentals	$1,494	$38

The total minimum future rentals do not include the escalated contingent rent clauses.
The cost and accumulated depreciation of property and equipment the Company is leasing to third parties is as follows:

September 30, 2019
(In millions)
Property and equipment, at cost	$1,299
Accumulated depreciation	(508)
Property and equipment, net	$791

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto, and other financial information included in this Form 10-Q. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”
Operations
We view each of our Integrated Resort properties as an operating segment. Our operating segments in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China consist of The Venetian Macao; Sands Cotai Central; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; and the Sands Macao. Our operating segment in Singapore is Marina Bay Sands. Our operating segments in the U.S. consist of the Las Vegas Operating Properties, which includes The Venetian Resort Las Vegas and the Sands Expo Center, and, through May 30, 2019, Sands Bethlehem.
On May 31, 2019, we closed the sale of Sands Bethlehem in Pennsylvania. At closing, we received $1.16 billion in net cash proceeds and recorded a gain on the sale of $556 million.
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), and the Singapore Tourism Board (the “STB”) entered into a development agreement (the “Development Agreement”) pursuant to which MBS will construct a development, which will include a hotel tower with a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with a seating capacity of at least 15,000 persons (the “MBS Expansion Project”). The Development Agreement provides for a total project cost of approximately 4.5 billion Singapore dollars (“SGD,” approximately $3.3 billion at exchange rates in effect on September 30, 2019). The amount of the total project cost will be finalized as we complete design and development and begin construction. In connection with the Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project. In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction). During the three months ended September 30, 2019, we amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project.
In April 2019, we paid SGD 72 million (approximately $53 million at exchange rates in effect at the time of the transaction) to the Singapore Casino Regulatory Authority as part of the process to renew our gaming license at Marina Bay Sands, which gaming license now expires in April 2022.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2018 Annual Report on Form 10-K filed on February 22, 2019.
There were no newly identified significant accounting estimates during the nine months ended September 30, 2019, nor were there any material changes to the critical accounting policies and estimates discussed in our 2018 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Operating Results
Key Operating Revenue Measurements
Operating revenues at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Marina Bay Sands and our Las Vegas Operating Properties are dependent upon the volume of customers who stay at the hotel, which affects the price charged for hotel rooms and our gaming volume. Operating revenues at Sands Macao are principally driven by gaming patrons who visit the property on a daily basis.
The following are the key measurements we use to evaluate operating revenues:
Casino revenue measurements for Macao and Singapore: Macao and Singapore table games are segregated into two groups: Rolling Chip play (composed of VIP players) and Non-Rolling Chip play (mostly non-VIP players). The volume measurement for Rolling Chip play is non-negotiable gaming chips wagered and lost. The volume measurement for Non-Rolling Chip play is table games drop (“drop”), which is net markers issued (credit instruments), cash deposited in the table drop boxes and gaming chips purchased and exchanged at the cage. Rolling Chip and Non-Rolling Chip volume measurements are not comparable as they are two distinct measures of volume. The amounts wagered and lost for Rolling Chip play are substantially higher than the amounts dropped for Non-Rolling Chip play. Slot handle, also a volume measurement, is the gross amount wagered for the period cited.
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip win percentage is expected to be 3.0% to 3.3% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 26.1%, 22.4%, 22.9%, 23.6%, 18.2% and 20.6% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 4.8%, 4.2%, 3.6%, 5.6%, 3.2% and 4.5% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 14.7% and 22.3%, respectively, of our table games play was conducted on a credit basis for the nine months ended September 30, 2019.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Based upon our mix of table games, our table games are expected to produce a win percentage of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Our slot machines have produced a trailing 12-month hold percentage of 8.2% at our Las Vegas Operating Properties. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 65.4% of our table games play at our Las Vegas Operating Properties, for the nine months ended September 30, 2019, was conducted on a credit basis.
Hotel revenue measurements: Performance indicators used are occupancy rate (a volume indicator), which is the average percentage of available hotel rooms occupied during a period and average daily room rate (“ADR,” a price indicator), which is the average price of occupied rooms per day. Available rooms exclude those rooms unavailable for occupancy during the period due to renovation, development or other requirements. The calculations of the occupancy rate and ADR include the impact of rooms provided on a complimentary basis. Revenue per available room (“RevPAR”) represents a summary of hotel ADR and occupancy. Because not all available rooms are occupied, ADR is normally higher than RevPAR. Reserved rooms where the guests do not show up for their stay and lose their deposit, or where guests check out early, may be re-sold to walk-in guests.
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
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Summary Financial Results
Net revenues for the three months ended September 30, 2019, decreased 3.6% to $3.25 billion, compared to $3.37 billion for the three months ended September 30, 2018, and operating income decreased 2.5% to $899 million compared to $922 million for the three months ended September 30, 2018. The decrease in net revenues primarily resulted from the sale of Sands Bethlehem on May 31, 2019, partially offset by stronger operating performance at our Las Vegas Operating Properties and at Marina Bay Sands due to a 7.1% and 3.5% increase in revenues, respectively. The decrease in operating income was driven by the sale of Sands Bethlehem, as previously mentioned. Net income decreased 4.3% to $669 million for the three months ended September 30, 2019, compared to $699 million for the three months ended September 30, 2018. The decrease resulted primarily from the decrease in operating income, a $22 million increase in foreign currency transaction losses and an $11 million increase in interest expense, net of amounts capitalized.
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended September 30,
	2019	2018	Percent Change
	(Dollars in millions)
Casino	$2,321	$2,413	(3.8)%
Rooms	439	435	0.9%
Food and beverage	199	195	2.1%
Mall	175	170	2.9%
Convention, retail and other	116	159	(27.0)%
Total net revenues	$3,250	$3,372	(3.6)%
Consolidated net revenues were $3.25 billion for the three months ended September 30, 2019, a decrease of $122 million compared to $3.37 billion for the three months ended September 30, 2018. The decrease was driven by a $138 million decrease due to the sale of Sands Bethlehem on May 31, 2019. The decrease was partially offset by increases of $27 million each at our Las Vegas Operating Properties and Marina Bay Sands, primarily due to increased casino revenues.
Net casino revenues decreased $92 million compared to the three months ended September 30, 2018. The decrease was primarily attributable to a $121 million decrease due to the sale of Sands Bethlehem on May 31, 2019, and a $7 million decrease at our Macao operating properties, primarily driven by a decrease in Rolling Chip volume and the impact of disruptions related to the renovation, rebranding and expansion to The Londoner Macao. These items were partially offset by an increase in Non-Rolling Chip win across our Macao properties. The decrease was partially offset by a $21 million increase at Marina Bay Sands, driven by increases in Rolling Chip win percentage and Non-Rolling Chip drop, and a $15 million increase at our Las Vegas Operating Properties, primarily driven by increases in table games win percentage and slot handle. The following table summarizes the results of our casino activity:

	Three Months Ended September 30,
	2019	2018	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$689	$689	—
Non-Rolling Chip drop	$2,340	$2,175	7.6%
Non-Rolling Chip win percentage	26.1%	25.1%	1.0	pts
Rolling Chip volume	$5,894	$7,425	(20.6)%
Rolling Chip win percentage	2.70%	3.75%	(1.05	)pts
Slot handle	$996	$807	23.4%
Slot hold percentage	4.8%	3.7%	1.1	pts

	Three Months Ended September 30,
	2019	2018	Change
	(Dollars in millions)
Sands Cotai Central
Total net casino revenues	$359	$400	(10.3)%
Non-Rolling Chip drop	$1,609	$1,650	(2.5)%
Non-Rolling Chip win percentage	22.3%	21.5%	0.8	pts
Rolling Chip volume	$1,107	$2,564	(56.8)%
Rolling Chip win percentage	2.36%	3.95%	(1.59	)pts
Slot handle	$1,015	$1,134	(10.5)%
Slot hold percentage	4.4%	3.5%	0.9	pts
The Parisian Macao
Total net casino revenues	$312	$321	(2.8)%
Non-Rolling Chip drop	$1,122	$1,046	7.3%
Non-Rolling Chip win percentage	23.0%	21.6%	1.4	pts
Rolling Chip volume	$3,877	$5,155	(24.8)%
Rolling Chip win percentage	2.60%	3.10%	(0.50	)pts
Slot handle	$1,010	$1,386	(27.1)%
Slot hold percentage	4.0%	3.0%	1.0	pts
The Plaza Macao and Four Seasons Hotel Macao
Total net casino revenues	$146	$116	25.9%
Non-Rolling Chip drop	$353	$286	23.4%
Non-Rolling Chip win percentage	23.4%	28.4%	(5.0	)pts
Rolling Chip volume	$2,612	$4,031	(35.2)%
Rolling Chip win percentage	4.21%	2.44%	1.77	pts
Slot handle	$113	$141	(19.9)%
Slot hold percentage	5.6%	5.7%	(0.1	)pts
Sands Macao
Total net casino revenues	$159	$146	8.9%
Non-Rolling Chip drop	$660	$619	6.6%
Non-Rolling Chip win percentage	19.3%	18.3%	1.0	pts
Rolling Chip volume	$1,094	$1,799	(39.2)%
Rolling Chip win percentage	3.89%	2.72%	1.17	pts
Slot handle	$658	$646	1.9%
Slot hold percentage	3.2%	3.1%	0.1	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$553	$532	3.9%
Non-Rolling Chip drop	$1,420	$1,358	4.6%
Non-Rolling Chip win percentage	18.0%	19.7%	(1.7	)pts
Rolling Chip volume	$7,265	$7,093	2.4%
Rolling Chip win percentage	3.98%	3.43%	0.55	pts
Slot handle	$3,490	$3,624	(3.7)%
Slot hold percentage	4.4%	4.4%	—
Las Vegas Operating Properties
Total net casino revenues	$103	$88	17.0%
Table games drop	$473	$507	(6.7)%
Table games win percentage	16.9%	14.7%	2.2	pts
Slot handle	$739	$692	6.8%
Slot hold percentage	8.2%	8.6%	(0.4	)pts
____________________

Note:	We completed the sale of Sands Bethlehem on May 31, 2019.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues were relatively consistent with the three months ended September 30, 2018. The following table summarizes the results of our room activity:

	Three Months Ended September 30,
	2019	2018	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$58	$58	—
Occupancy rate	95.7%	95.7%	—
Average daily room rate (ADR)	$233	$229	1.7%
Revenue per available room (RevPAR)	$223	$219	1.8%
Sands Cotai Central
Total room revenues	$81	$85	(4.7)%
Occupancy rate	96.9%	96.1%	0.8	pts
Average daily room rate (ADR)	$163	$159	2.5%
Revenue per available room (RevPAR)	$158	$153	3.3%
The Parisian Macao
Total room revenues	$33	$30	10.0%
Occupancy rate	96.9%	97.7%	(0.8	)pts
Average daily room rate (ADR)	$163	$158	3.2%
Revenue per available room (RevPAR)	$158	$154	2.6%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$10	$10	—
Occupancy rate	92.6%	89.0%	3.6	pts
Average daily room rate (ADR)	$327	$315	3.8%
Revenue per available room (RevPAR)	$303	$280	8.2%
Sands Macao
Total room revenues	$4	$4	—
Occupancy rate	99.8%	97.5%	2.3	pts
Average daily room rate (ADR)	$174	$155	12.3%
Revenue per available room (RevPAR)	$173	$151	14.6%
Singapore Operations:
Marina Bay Sands
Total room revenues	$109	$106	2.8%
Occupancy rate	97.7%	97.5%	0.2	pts
Average daily room rate (ADR)	$475	$466	1.9%
Revenue per available room (RevPAR)	$465	$455	2.2%
Las Vegas Operating Properties
Total room revenues	$144	$138	4.3%
Occupancy rate	94.6%	94.4%	0.2	pts
Average daily room rate (ADR)	$237	$225	5.3%
Revenue per available room (RevPAR)	$224	$213	5.2%
____________________

Note:	We completed the sale of Sands Bethlehem on May 31, 2019.

Mall revenues increased $5 million compared to the three months ended September 30, 2018. The increase was primarily due to a $5 million increase at the Shoppes at Venetian, driven by increases in base rent as a result of store renewals and new tenants. For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended September 30,
	2019	2018	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$65	$59	10.2%
Mall gross leasable area (in square feet)	812,953	786,649	3.3%
Occupancy	91.4%	89.7%	1.7	pts
Base rent per square foot	$275	$269	2.2%
Tenant sales per square foot	$1,708	$1,733	(1.4)%
Shoppes at Cotai Central(1)
Total mall revenues	$19	$19	—
Mall gross leasable area (in square feet)	524,365	509,929	2.8%
Occupancy	91.3%	92.3%	(1.0	)pts
Base rent per square foot	$105	$111	(5.4)%
Tenant sales per square foot	$966	$862	12.1%
Shoppes at Parisian
Total mall revenues	$13	$13	—
Mall gross leasable area (in square feet)	295,915	295,896	—
Occupancy	89.6%	90.7%	(1.1	)pts
Base rent per square foot	$150	$156	(3.8)%
Tenant sales per square foot	$688	$657	4.7%
Shoppes at Four Seasons
Total mall revenues	$32	$33	(3.0)%
Mall gross leasable area (in square feet)	241,363	258,544	(6.6)%
Occupancy	92.8%	99.2%	(6.4	)pts
Base rent per square foot	$484	$462	4.8%
Tenant sales per square foot	$5,078	$4,260	19.2%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$46	$44	4.5%
Mall gross leasable area (in square feet)	593,735	611,004	(2.8)%
Occupancy	96.7%	93.8%	2.9	pts
Base rent per square foot	$264	$258	2.3%
Tenant sales per square foot	$2,028	$1,840	10.2%
__________________________

Note:	This table excludes the results of mall operations at Sands Macao and Sands Bethlehem.

(1)
The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central’s renovation, rebranding and expansion to The Londoner Macao.

Convention, retail and other revenues decreased $43 million compared to the three months ended September 30, 2018. The decrease was primarily attributable to the recovery of business interruption insurance proceeds in Macao related to Typhoon Hato during the three months ended September 30, 2018, a $16 million decrease in our ferry operations, resulting from a lower level of ferry passengers primarily due to the opening of the Hong Kong-Macao-Zhuhai bridge in October 2018 and ongoing situation in Hong Kong since June 2019, and lower convention and enterta inment revenues due to the timing of events.
Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended September 30,
	2019	2018	Percent Change
	(Dollars in millions)
Casino	$1,240	$1,344	(7.7)%
Rooms	109	109	—%
Food and beverage	162	159	1.9%
Mall	19	19	—%
Convention, retail and other	72	91	(20.9)%
Provision for doubtful accounts	4	5	(20.0)%
General and administrative	364	366	(0.5)%
Corporate	59	55	7.3%
Pre-opening	9	2	350.0%
Development	4	4	—%
Depreciation and amortization	284	284	—%
Amortization of leasehold interests in land	14	8	75.0%
Loss on disposal or impairment of assets	11	4	175.0%
Total operating expenses	$2,351	$2,450	(4.0)%
Operating expenses were $2.35 billion for the three months ended September 30, 2019, a decrease of $99 million compared to $2.45 billion for the three months ended September 30, 2018. The decrease in operating expenses was driven by a decrease in casino expenses, primarily due to the sale of Sands Bethlehem.
Casino expenses decreased $104 million compared to the three months ended September 30, 2018. The decrease was primarily attributable to a $77 million decrease at Sands Bethlehem due to the sale closing in May 2019. Additionally, there was a $34 million decrease at our Macao properties driven by a decrease in gaming tax, due to decreased casino revenues.
Convention, retail and other expenses decreased $19 million compared to the three months ended September 30, 2018. The decrease was primarily driven by additional tourism tax and interest of $10 million levied on hotel ancillary services in Macao during the three months ended September 30, 2018. Additionally, there was a $7 million decrease related to our ferry operations due to a decrease in the number of sailings and ferries utilized resulting from the decrease in traffic.
The provision for doubtful accounts was relatively consistent with the three months ended September 30, 2018. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities. We believe the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
Pre-opening expenses represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses increased $7 million compared to the three months ended September 30, 2018, primarily due to our on-going development projects in Macao. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
The loss on disposal or impairment of assets of $11 million for the three months ended September 30, 2019, was primarily driven by asset removal costs related to the Grand Suites at Four Seasons Macao project.

Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Segment Information” for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Three Months Ended September 30,
	2019	2018	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$342	$344	(0.6)%
Sands Cotai Central	169	188	(10.1)%
The Parisian Macao	120	122	(1.6)%
The Plaza Macao and Four Seasons Hotel Macao	75	53	41.5%
Sands Macao	52	41	26.8%
Ferry Operations and Other	(3)	6	(150.0)%
	755	754	0.1%
Marina Bay Sands	435	419	3.8%
United States:
Las Vegas Operating Properties	93	76	22.4%
Sands Bethlehem(1)	—	33	N.M.
	93	109
Consolidated adjusted property EBITDA (2)	$1,283	$1,282	0.1%
__________________________
N.M. - not meaningful

(1)	We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.

(2)
Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is used by management as the primary measure of the operating performance of our segments. Consolidated adjusted property EBITDA is net income before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain on sale of Sands Bethlehem, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. We have significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, our presentation of consolidated adjusted property EBITDA may not be directly comparable to similarly titled measures presented by other companies.

Adjusted property EBITDA at our Macao operations was $755 million, consistent with the three months ended September 30, 2018. The performance of our Macao operations was negatively impacted by the decrease in Rolling Chip volume, driven by lower demand in the VIP market, and a decrease in our ferry operations due to the opening of the Hong Kong-Macao-Zhuhai bridge in October 2018. This decrease was partially offset by a stronger performance in our higher-margin mass gaming segment due to an overall increase in Non-Rolling Chip drop and win percentage.

Adjusted property EBITDA at Marina Bay Sands increased $16 million compared to the three months ended September 30, 2018. As previously described, the increase was primarily due to increased casino revenues, driven by increases in Rolling Chip win percentage and Non-Rolling Chip drop.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $17 million compared to the three months ended September 30, 2018. The increase was primarily due to increased casino revenues, driven by increases in table games win percentage and slot handle.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended September 30,
	2019	2018
	(Dollars in millions)
Interest cost	$135	$123
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	4	4
Less — capitalized interest	(2)	(1)
Interest expense, net	$137	$126
Weighted average total debt balance	$12,052	$11,838
Weighted average interest rate	4.5%	4.2%
Interest cost increased $12 million compared to the three months ended September 30, 2018, resulting primarily from an increase in our weighted average total debt balance in connection with the issuance of the SCL Senior Notes in August 2018.
Other Factors Affecting Earnings
Other expense was $7 million for the three months ended September 30, 2019, compared to other income of $16 million for the three months ended September 30, 2018. Other expense during the three months ended September 30, 2019, was attributable to $7 million of foreign currency transaction losses driven by U.S. dollar denominated debt held by SCL, partially offset by foreign currency transaction gains driven by our Singapore dollar denominated intercompany debt reported in U.S. dollars, resulting from the appreciation of the U.S. dollar versus the Singapore dollar during the period.
Loss on modification or early retirement of debt of $24 million for the three months ended September 30, 2019, was primarily due to the write-off of $22 million of unamortized deferred financing costs on the 2013 U.S. Credit Facility in connection with the early retirement of debt outstanding with the issuance of the LVSC Senior Notes (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Long-Term Debt — 2013 U.S. Credit Facility”).
Our effective income tax rate was 10.9% for the three months ended September 30, 2019, compared to 10.6% for the three months ended September 30, 2018. The effective income tax rate for the three months ended September 30, 2019, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao.
The net income attributable to our noncontrolling interests was $136 million for the three months ended September 30, 2019, compared to $128 million for the three months ended September 30, 2018. These amounts were primarily related to the noncontrolling interest of SCL.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Summary Financial Results
Net revenues for the nine months ended September 30, 2019, was $10.23 billion, compared to $10.25 billion for the nine months ended September 30, 2018, and operating income decreased 3.9% to $2.76 billion compared to $2.88 billion for the nine months ended September 30, 2018. The slight decrease in net revenues was primarily due to the sale of Sands Bethlehem on May 31, 2019, partially offset by a 2.5% increase at our Macao operations. The decrease in operating income was driven by a nonrecurring legal settlement and an increase in depreciation and amortization.

Net income decreased 15.7% to $2.52 billion for the nine months ended September 30, 2019, compared to $2.99 billion for the nine months ended September 30, 2018. The decrease resulted from the decrease in operating income, income tax expense of $403 million compared to an income tax benefit of $407 million for the nine months ended September 30, 2018, and a $113 million increase in interest expense, net of amounts capitalized. The decrease was partially offset by the gain on sale of Sands Bethlehem of $556 million.
Operating Revenues
Our net revenues consisted of the following:

	Nine Months Ended September 30,
	2019	2018	Percent Change
	(Dollars in millions)
Casino	$7,343	$7,358	(0.2)%
Rooms	1,318	1,298	1.5%
Food and beverage	655	642	2.0%
Mall	501	490	2.2%
Convention, retail and other	413	466	(11.4)%
Total net revenues	$10,230	$10,254	(0.2)%
Consolidated net revenues were $10.23 billion for the nine months ended September 30, 2019, a decrease of $24 million compared to $10.25 billion for the nine months ended September 30, 2018. The decrease was primarily driven by a $181 million decrease due to the sale of Sands Bethlehem on May 31, 2019, and a $95 million decrease at Marina Bay Sands, primarily driven by decreased casino revenues. This was partially offset by a $163 million increase from our Macao operations, primarily due to increased casino revenues, and an $85 million increase from our Las Vegas Operating Properties, driven by increased casino and room revenues.
Net casino revenues decreased $15 million compared to the nine months ended September 30, 2018. The decrease is primarily attributable to a $159 million decrease due to the sale of Sands Bethlehem on May 31, 2019, and a $113 million decrease at Marina Bay Sands, driven by a decrease in Rolling Chip win percentage. The decrease was offset by a $197 million increase at our Macao operating properties, driven by increases in Non-Rolling Chip win percentage and drop, and a $60 million increase at our Las Vegas Operating Properties, driven by an increase in table games win percentage. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2019	2018	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$2,127	$2,082	2.2%
Non-Rolling Chip drop	$6,951	$6,664	4.3%
Non-Rolling Chip win percentage	26.4%	24.6%	1.8	pts
Rolling Chip volume	$19,839	$22,755	(12.8)%
Rolling Chip win percentage	3.04%	3.69%	(0.65	)pts
Slot handle	$2,908	$2,463	18.1%
Slot hold percentage	4.7%	4.5%	0.2	pts
Sands Cotai Central
Total net casino revenues	$1,162	$1,204	(3.5)%
Non-Rolling Chip drop	$4,935	$5,045	(2.2)%
Non-Rolling Chip win percentage	22.6%	21.3%	1.3	pts
Rolling Chip volume	$4,323	$7,563	(42.8)%
Rolling Chip win percentage	3.46%	3.54%	(0.08	)pts
Slot handle	$3,092	$3,646	(15.2)%
Slot hold percentage	4.3%	3.9%	0.4	pts

	Nine Months Ended September 30,
	2019	2018	Change
	(Dollars in millions)
The Parisian Macao
Total net casino revenues	$1,042	$920	13.3%
Non-Rolling Chip drop	$3,398	$3,188	6.6%
Non-Rolling Chip win percentage	23.0%	20.5%	2.5	pts
Rolling Chip volume	$11,940	$14,232	(16.1)%
Rolling Chip win percentage	3.54%	3.20%	0.34	pts
Slot handle	$3,151	$3,602	(12.5)%
Slot hold percentage	3.7%	2.7%	1.0	pts
The Plaza Macao and Four Seasons Hotel Macao
Total net casino revenues	$481	$394	22.1%
Non-Rolling Chip drop	$1,040	$1,020	2.0%
Non-Rolling Chip win percentage	24.0%	25.9%	(1.9	)pts
Rolling Chip volume	$10,338	$9,735	6.2%
Rolling Chip win percentage	3.84%	3.05%	0.79	pts
Slot handle	$393	$412	(4.6)%
Slot hold percentage	6.0%	6.7%	(0.7	)pts
Sands Macao
Total net casino revenues	$439	$454	(3.3)%
Non-Rolling Chip drop	$2,022	$1,935	4.5%
Non-Rolling Chip win percentage	18.1%	18.4%	(0.3	)pts
Rolling Chip volume	$3,556	$4,071	(12.7)%
Rolling Chip win percentage	2.50%	3.33%	(0.83	)pts
Slot handle	$1,964	$1,927	1.9%
Slot hold percentage	3.3%	3.2%	0.1	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$1,565	$1,678	(6.7)%
Non-Rolling Chip drop	$3,964	$4,093	(3.2)%
Non-Rolling Chip win percentage	20.3%	19.5%	0.8	pts
Rolling Chip volume	$21,588	$20,339	6.1%
Rolling Chip win percentage	3.20%	3.74%	(0.54	)pts
Slot handle	$10,724	$11,128	(3.6)%
Slot hold percentage	4.5%	4.5%	—
U.S. Operations:
Las Vegas Operating Properties
Total net casino revenues	$328	$268	22.4%
Table games drop	$1,405	$1,340	4.9%
Table games win percentage	19.0%	15.8%	3.2	pts
Slot handle	$2,119	$1,993	6.3%
Slot hold percentage	8.3%	8.4%	(0.1	)pts
Sands Bethlehem(1)
Total net casino revenues	$199	$358	(44.4)%
Table games drop	$453	$859	(47.3)%
Table games win percentage	20.2%	18.1%	2.1	pts
Slot handle	$2,007	$3,614	(44.5)%
Slot hold percentage	6.3%	6.5%	(0.2	)pts
____________________

(1)	We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.

Room revenues increased $20 million compared to the nine months ended September 30, 2018. The increase was due to increases of $14 million at our Las Vegas Operating Properties, primarily driven by an increase in ADR, and $6 million at our Macao operating properties, driven by increased occupancy and ADR. The following table summarizes the results of our room activity:

	Nine Months Ended September 30,
	2019	2018	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$168	$167	0.6%
Occupancy rate	95.5%	95.7%	(0.2	)pts
Average daily room rate (ADR)	$228	$226	0.9%
Revenue per available room (RevPAR)	$217	$217	—
Sands Cotai Central
Total room revenues	$242	$245	(1.2)%
Occupancy rate	96.4%	94.2%	2.2	pts
Average daily room rate (ADR)	$158	$156	1.3%
Revenue per available room (RevPAR)	$153	$147	4.1%
The Parisian Macao
Total room revenues	$97	$91	6.6%
Occupancy rate	97.1%	96.1%	1.0	pts
Average daily room rate (ADR)	$159	$153	3.9%
Revenue per available room (RevPAR)	$155	$147	5.4%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$30	$29	3.4%
Occupancy rate	90.7%	88.2%	2.5	pts
Average daily room rate (ADR)	$332	$316	5.1%
Revenue per available room (RevPAR)	$301	$278	8.3%
Sands Macao
Total room revenues	$13	$12	8.3%
Occupancy rate	99.7%	98.4%	1.3	pts
Average daily room rate (ADR)	$174	$160	8.8%
Revenue per available room (RevPAR)	$173	$157	10.2%
Singapore Operations:
Marina Bay Sands
Total room revenues	$304	$299	1.7%
Occupancy rate	97.7%	97.1%	0.6	pts
Average daily room rate (ADR)	$450	$446	0.9%
Revenue per available room (RevPAR)	$440	$433	1.6%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$457	$443	3.2%
Occupancy rate	95.6%	95.8%	(0.2	)pts
Average daily room rate (ADR)	$250	$241	3.7%
Revenue per available room (RevPAR)	$239	$231	3.5%
Sands Bethlehem(1)
Total room revenues	$7	$12	(41.7)%
Occupancy rate	92.6%	92.4%	0.2	pts
Average daily room rate (ADR)	$159	$162	(1.9)%
Revenue per available room (RevPAR)	$147	$150	(2.0)%
____________________

(1)	We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.

Food and beverage revenues increased $13 million compared to the nine months ended September 30, 2018. The increase is mainly due to a $16 million increase at Marina Bay Sands, primarily driven by the opening of new restaurants and a night club.
Mall revenues increased $11 million compared to the nine months ended September 30, 2018. The increase was primarily due to a $14 million increase at the Shoppes at Venetian, driven by increases in base rent and management fees, partially offset by a $3 million decrease at the Shoppes at Parisian, driven by a decrease in base rent. For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Nine Months Ended September 30,(1)
	2019	2018	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$183	$168	8.9%
Mall gross leasable area (in square feet)	812,953	786,649	3.3%
Occupancy	91.4%	89.7%	1.7	pts
Base rent per square foot	$275	$269	2.2%
Tenant sales per square foot	$1,708	$1,733	(1.4)%
Shoppes at Cotai Central(2)
Total mall revenues	$51	$48	6.3%
Mall gross leasable area (in square feet)	524,365	509,929	2.8%
Occupancy	91.3%	92.3%	(1.0	)pts
Base rent per square foot	$105	$111	(5.4)%
Tenant sales per square foot	$966	$862	12.1%
Shoppes at Parisian
Total mall revenues	$39	$43	(9.3)%
Mall gross leasable area (in square feet)	295,915	295,896	—
Occupancy	89.6%	90.7%	(1.1	)pts
Base rent per square foot	$150	$156	(3.8)%
Tenant sales per square foot	$688	657	4.7%
Shoppes at Four Seasons
Total mall revenues	$94	$97	(3.1)%
Mall gross leasable area (in square feet)	241,363	258,544	(6.6)%
Occupancy	92.8%	99.2%	(6.4	)pts
Base rent per square foot	$484	$462	4.8%
Tenant sales per square foot	$5,078	$4,260	19.2%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$131	$128	2.3%
Mall gross leasable area (in square feet)	593,735	611,004	(2.8)%
Occupancy	96.7%	93.8%	2.9	pts
Base rent per square foot	$264	$258	2.3%
Tenant sales per square foot	$2,028	$1,840	10.2%
__________________________

Note:	This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.

(1)
As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of September 30, 2019 and 2018, they are identical to the summary presented herein for the three months ended September 30, 2019 and 2018, respectively.

(2)
The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central’s renovation, rebranding and expansion to The Londoner Macao.

Convention, retail and other revenues decreased $53 million compared to the nine months ended September 30, 2018. The decrease is primarily driven by the recovery of business interruption insurance proceeds in Macao related to Typhoon Hato during the nine months ended September 30, 2018, a $38 million decrease in our ferry operations, resulting from a lower level of ferry passengers due to the opening of the Hong Kong-Macao-Zhuhai bridge in October 2018, and lower entertainment revenues due to the timing of events.
Operating Expenses
Our operating expenses consisted of the following:

	Nine Months Ended September 30,
	2019	2018	Percent Change
	(Dollars in millions)
Casino	$3,988	$4,046	(1.4)%
Rooms	332	330	0.6%
Food and beverage	514	499	3.0%
Mall	54	54	—%
Convention, retail and other	227	253	(10.3)%
Provision for (recovery of) doubtful accounts	15	(4)	475.0%
General and administrative	1,109	1,079	2.8%
Corporate	262	144	81.9%
Pre-opening	23	5	360.0%
Development	13	9	44.4%
Depreciation and amortization	874	822	6.3%
Amortization of leasehold interests in land	37	26	42.3%
Loss on disposal or impairment of assets	18	114	(84.2)%
Total operating expenses	$7,466	$7,377	1.2%
Operating expenses were $7.47 billion for the nine months ended September 30, 2019, an increase of $89 million compared to $7.38 billion for the nine months ended September 30, 2018. The increase in operating expenses was primarily driven by a nonrecurring legal settlement and an increase in depreciation and amortization.
Casino expenses decreased $58 million compared to the nine months ended September 30, 2018. The decrease was primarily attributable to a $105 million decrease at Sands Bethlehem due to the sale closing on May 31, 2019, partially offset by a $44 million increase at our Macao properties, driven by an increase in gaming taxes due to increased casino revenues.
Convention, retail and other expenses decreased $26 million compared to the nine months ended September 30, 2018. The decrease was primarily driven by a $17 million decrease related to our ferry operations and additional tourism tax and interest of $10 million levied on hotel ancillary services in Macao during the nine months ended September 30, 2018.
The provision for doubtful accounts was $15 million for the nine months ended September 30, 2019, compared to the recovery of doubtful accounts of $4 million for the nine months ended September 30, 2018. The increase resulted from increased collections of previously reserved customer balances during the nine months ended September 30, 2018. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
Corporate expenses increased $118 million compared to the nine months ended September 30, 2018. The increase was primarily due to a nonrecurring legal settlement.
Pre-opening expenses represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses increased $18 million compared to the nine months ended September 30, 2018, primarily due to the opening of new venues at Marina Bay Sands and our on-going development projects in

Macao. Development expenses include the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Depreciation and amortization expense increased $52 million compared to the nine months ended September 30, 2018. The increase was driven by a $38 million increase due to the acceleration of depreciation on certain assets to be disposed of in conjunction with The Londoner Macao project.
The loss on disposal or impairment of assets was $18 million for the nine months ended September 30, 2019, was primarily driven by asset removal costs related to the Grand Suites at Four Seasons Macao project.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Segment Information” for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Nine Months Ended September 30,
	2019	2018	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$1,039	$1,023	1.6%
Sands Cotai Central	546	565	(3.4)%
The Parisian Macao	422	352	19.9%
The Plaza Macao and Four Seasons Hotel Macao	243	198	22.7%
Sands Macao	135	140	(3.6)%
Ferry Operations and Other	(7)	15	(146.67)%
	2,378	2,293	3.7%
Marina Bay Sands	1,204	1,328	(9.3)%
United States:
Las Vegas Operating Properties	367	294	24.8%
Sands Bethlehem(1)	52	92	(43.5)%
	419	386	8.5%
Consolidated adjusted property EBITDA	$4,001	$4,007	(0.1)%
____________________

(1)	We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.
Adjusted property EBITDA at our Macao operations increased $85 million compared to the nine months ended September 30, 2018. The increase was driven by a $122 million increase in casino revenues at The Parisian Macao, due to increases in Non-Rolling Chip win percentage and drop and Rolling Chip win percentage, an $87 million increase in casino revenues at The Plaza Macao and Four Seasons Hotel Macao, driven by increases in Rolling Chip win percentage and volume, and a $45 million increase in casino revenues at The Venetian Macao, resulting from increases in Non-Rolling Chip win percentage and drop. The increase was partially offset by a $38 million decrease in ferry revenues, resulting from a lower level of ferry passengers primarily due to the opening of the Hong Kong-Macao-Zhuhai bridge in October 2018.
Adjusted property EBITDA at Marina Bay Sands decreased $124 million compared to the nine months ended September 30, 2018. The decrease was primarily due to decreased casino revenues, driven by a decrease in Rolling Chip win percentage, and an increase in the provision for doubtful accounts, driven by collections on previously reserved customer balances during the nine months ended September 30, 2018.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $73 million compared to the nine months ended September 30, 2018. The increase was primarily due to an increase in casino revenues, driven by an increase in table games win percentage, and an increase in room revenues, resulting from an increase in ADR.

Adjusted property EBITDA at Sands Bethlehem decreased $40 million compared to the nine months ended September 30, 2018, resulting from the sale of the property closing on May 31, 2019.
Interest Expense
The following table summarizes information related to interest expense:

	Nine Months Ended September 30,
	2019	2018
	(Dollars in millions)
Interest cost	$415	$299
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	11	11
Less — capitalized interest	(5)	(2)
Interest expense, net	$421	$308
Weighted average total debt balance	$12,069	$10,627
Weighted average interest rate	4.6%	3.7%
Interest cost increased $116 million compared to the nine months ended September 30, 2018, resulting primarily from increases in our weighted average interest rate and weighted average total debt balance. The increase in our weighted average interest rate was due to the issuance of the SCL Senior Notes in August 2018, which carried a higher fixed interest rate compared to the variable rate on the 2016 VML Credit Facility. Our weighted average total debt balance increased in connection with the issuance of the SCL Senior Notes and additional borrowings on our U.S. Credit Facility in June 2018.
Other Factors Affecting Earnings
Other expense was $8 million for the nine months ended September 30, 2019, compared to other income of $34 million for the nine months ended September 30, 2018. Other expense during the nine months ended September 30, 2019, primarily included foreign currency transaction losses on U.S. dollar denominated debt held by SCL.
During the nine months ended September 30, 2019, we recorded a gain of $556 million in connection with the sale of Sands Bethlehem on May 31, 2019.
Loss on modification or early retirement of debt of $24 million for the nine months ended September 30, 2019, was primarily due to the write-off of $22 million of unamortized deferred financing costs on the 2013 U.S. Credit Facility in connection with the early retirement of debt outstanding with the issuance of the LVSC Senior Notes (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Long-Term Debt — 2013 U.S. Credit Facility”).
Our effective income tax rate was 13.8% for the nine months ended September 30, 2019, compared to (15.8)% for the nine months ended September 30, 2018. The effective income tax rate for the nine months ended September 30, 2019, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax rate on our U.S. operations, a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao and the impact of the gain in connection with the sale of Sands Bethlehem on May 31, 2019. The effective income tax rate for the nine months ended September 30, 2019, would have been 10.2% without the discrete income tax expense of $161 million resulting from the sale of Sands Bethlehem. The tax rate for the nine months ended September 30, 2018, was primarily driven by a non-cash tax benefit of $670 million due to the impact of the Tax Cuts and Jobs Act enacted in the U.S. in December 2017 on the valuation allowance related to certain of our tax attributes. The effective income tax rate for the nine months ended September 30, 2018, would have been 10.2% without the discrete benefit of $670 million (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 5 — Income Taxes”).
The net income attributable to our noncontrolling interests was $452 million for the nine months ended September 30, 2019, compared to $408 million for the nine months ended September 30, 2018. These amounts were primarily related to the noncontrolling interest of SCL.

Additional Information Regarding our Retail Mall Operations
We own and operate retail malls at our Integrated Resorts at The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Cotai Central, The Parisian Macao and Marina Bay Sands. Management believes being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.
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
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and nine months ended September 30, 2019 and 2018:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands	Total
	(In millions)
For the three months ended September 30, 2019
Mall revenues:
Minimum rents(1)	$49	$27	$10	$9	$34	$129
Overage rents	8	2	4	1	5	20
CAM, levies and direct recoveries	8	3	5	3	7	26
Total mall revenues	65	32	19	13	46	175
Mall operating expenses:
Common area maintenance	4	2	2	2	4	14
Marketing and other direct operating expenses	2	—	—	1	2	5
Mall operating expenses	6	2	2	3	6	19
Property taxes(2)	—	—	—	—	1	1
Mall-related expenses(3)	$6	$2	$2	$3	$7	$20
For the three months ended September 30, 2018
Mall revenues:
Minimum rents(1)	$44	$28	$10	$9	$33	$124
Overage rents	7	2	4	1	5	19
CAM, levies and direct recoveries	8	3	5	3	6	25
Total mall revenues	59	33	19	13	44	168
Mall operating expenses:
Common area maintenance	4	1	2	2	5	14
Marketing and other direct operating expenses	2	1	1	1	1	6
Mall operating expenses	6	2	3	3	6	20
Property taxes(2)	—	—	—	—	2	2
Provision for doubtful accounts	—	—	—	1	—	1
Mall-related expenses(3)	$6	$2	$3	$4	$8	$23

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands	Total
	(In millions)
For the nine months ended September 30, 2019
Mall revenues:
Minimum rents(1)	$145	$82	$29	$29	$100	$385
Overage rents	13	4	8	1	12	38
CAM, levies and direct recoveries	25	8	14	9	19	75
Total mall revenues	183	94	51	39	131	498
Mall operating expenses:
Common area maintenance	12	5	6	5	12	40
Marketing and other direct operating expenses	5	1	1	3	4	14
Mall operating expenses	17	6	7	8	16	54
Property taxes(2)	—	—	—	—	4	4
Provision for (recovery of) doubtful accounts	—	—	—	(1)	—	(1)
Mall-related expenses(3)	$17	$6	$7	$7	$20	$57
For the nine months ended September 30, 2018
Mall revenues:
Minimum rents(1)	$134	$84	$28	$33	$96	$375
Overage rents	11	5	7	1	12	36
CAM, levies and direct recoveries	23	8	13	9	20	73
Total mall revenues	168	97	48	43	128	484
Mall operating expenses:
Common area maintenance	11	4	5	4	13	37
Marketing and other direct operating expenses	5	2	2	3	4	16
Mall operating expenses	16	6	7	7	17	53
Property taxes(2)	—	—	—	—	4	4
Provision for doubtful accounts	—	—	1	1	—	2
Mall-related expenses(3)	$16	$6	$8	$8	$21	$59
____________________

Note:	These tables exclude the results of our mall operations at Sands Macao and Sands Bethlehem, which was sold in May 2019.

(1)	Minimum rents include base rents and straight-line adjustments of base rents.

(2)
Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. Each property is also eligible to obtain an additional six-year exemption, provided certain qualifications are met. To date, The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao and The Parisian Macao have obtained a second exemption. The exemption for The Venetian Macao expired in July 2019 and the exemption for The Plaza Macao and Four Seasons Hotel Macao and The Parisian Macao, will be expiring in August 2020 and September 2028, respectively. Under the initial exemption, Sands Cotai Central has a distinct exemption for each hotel tower with expiration dates that range from March 2018 to November 2021. The Company is currently working on obtaining the second exemption for Sands Cotai Central.

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
Macao
We previously announced the renovation, expansion and rebranding of Sands Cotai Central into a new destination Integrated Resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks, such as the Houses of Parliament and Big Ben. The expanded retail will be rebranded to the Shoppes at Londoner and we will add new food and beverage venues. The Londoner Tower Suites will add approximately 370 luxury suites. Design work is nearing completion and construction is being initiated and will be phased to minimize disruption during the property’s peak periods. We expect The Londoner Tower Suites to be completed in late 2020 and The Londoner Macao project to be completed in phases throughout 2020 and 2021.
We also previously announced the Grand Suites at Four Seasons Macao, which will feature approximately 290 additional premium quality suites. We have initiated approved gaming operations in this space and are utilizing suites as they are finished on a simulated basis for testing and feedback purposes. We expect the project to be completed in the first half of 2020.
We anticipate the total costs associated with these development projects to be approximately $2.2 billion. The ultimate costs and completion dates for these projects are subject to change as we finalize our planning and design work and complete the projects.
Singapore
In April 2019, our wholly owned subsidiary, MBS, and the STB entered into the Development Agreement pursuant to which MBS will construct a development, which will include a hotel tower with a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with a seating capacity of at least 15,000 persons. The Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.3 billion at exchange rates in effect on September 30, 2019). The amount of the total project cost will be finalized as we complete design and development and begin construction. In connection with the Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project. In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction). We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Development Agreement.
Other
We continue to evaluate additional development projects in each of our market and pursue new development opportunities globally.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Net cash generated from operating activities	$1,796	$3,400
Cash flows from investing activities:
Net proceeds from sale of Sands Bethlehem	1,160	—
Capital expenditures	(756)	(623)
Proceeds from disposal of property and equipment	1	13
Acquisition of intangible assets	(53)	—
Net cash generated from (used in) investing activities	352	(610)
Cash flows from financing activities:
Proceeds from exercise of stock options	44	78
Repurchase of common stock	(454)	(475)
Dividends paid and noncontrolling interest payments	(2,413)	(2,395)
Proceeds from long-term debt	3,500	7,593
Repayments on long-term debt	(3,518)	(5,153)
Payments of financing costs	(127)	(93)
Net cash used in financing activities	(2,968)	(445)
Effect of exchange rate on cash, cash equivalents and restricted cash	(9)	10
Increase (decrease) in cash, cash equivalents and restricted cash	(829)	2,355
Cash, cash equivalents and restricted cash at beginning of period	4,661	2,430
Cash, cash equivalents and restricted cash at end of period	$3,832	$4,785
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the nine months ended September 30, 2019, decreased $1.60 billion compared to the nine months ended September 30, 2018. The factors driving the decrease in operating cash flows were the land lease payment made in Singapore in connection with the MBS Expansion Project, a nonrecurring legal settlement and increased interest costs as explained above. Additionally, working capital decreased versus the prior year due to lower levels of deposits from gaming customers and outstanding chips.
Cash Flows — Investing Activities
Capital expenditures for the nine months ended September 30, 2019, totaled $756 million, including $410 million for construction and development activities in Macao, which consisted primarily of $178 million for Sands Cotai Central related primarily to The Londoner Macao, $125 million for The Plaza Macao and Four Seasons Hotel Macao related primarily to the Grand Suites at Four Seasons Macao, $75 million for The Venetian Macao and $21 million for The Parisian Macao; $153 million at our Las Vegas Operating Properties; $134 million at Marina Bay Sands in Singapore; and $57 million for corporate and other.
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
Additionally, for the nine months ended September 30, 2019, we received $1.16 billion in net cash proceeds from the sale of Sands Bethlehem in Pennsylvania and paid approximately $53 million as part of the process to renew our Singapore gaming license.

Cash Flows — Financing Activities
Net cash flows used in financing activities were $2.97 billion for the nine months ended September 30, 2019, which was primarily attributable to $2.41 billion in dividend payments, $454 million in common stock repurchases, $127 million in payments of financing costs and net repayments of $18 million on our various credit facilities.
Net cash flows used in financing activities were $445 million for the nine months ended September 30, 2018, which was primarily attributable to $2.40 billion in dividend payments and $475 million in common stock repurchases, partially offset by net proceeds of $2.44 billion on our various credit facilities.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments (see, “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Long-Term Debt”) and operating cash flows.
In July 2019, we issued, in a public offering, three series of unsecured notes in an aggregate principal amount of $3.50 billion (see “Item 1 — Financial Statements — Notes to Consolidated Financial Statements — Note 2 — Long-Term Debt — LVSC Senior Notes”). A portion of the net proceeds from the offering was used to repay in full the outstanding borrowings under the 2013 U.S. Credit Facility. The remaining net proceeds will be used for general corporate purposes.
In August 2019, we entered into a $1.50 billion revolving credit facility and canceled the remaining commitments under the prior 2013 U.S. Revolving Facility. As of September 30, 2019, no amounts were drawn on the revolving facility.
In August 2019, we amended our 2012 Singapore Credit Facility to, among other things, provide for an additional SGD 3.75 billion delayed draw term loan facility (approximately $2.71 billion at exchange rates in effect on September 30, 2019), increase the revolving loan capacity by SGD 250 million (approximately $181 million at exchange rates in effect on September 30, 2019) to SGD 750 million (approximately $543 million at exchange rates in effect on September 30, 2019) and extend the maturities of the existing term facility and revolving facility to August 31, 2026 and February 27, 2026, respectively (see “Item 1 — Financial Statements — Notes to Consolidated Financial Statements — Note 2 — Long-term Debt — 2012 Singapore Credit Facility”).
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio or net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined. As of September 30, 2019, our U.S., SCL and Singapore leverage ratios, as defined per the respective credit facility agreements, were 0.9x, 1.8x and 2.1x, respectively, compared to the maximum leverage ratios allowed of 4.0x, 4.0x and 4.5x, respectively.
We held unrestricted cash and cash equivalents of approximately $3.82 billion and restricted cash of approximately $15 million as of September 30, 2019, of which approximately $2.35 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.35 billion, approximately $1.73 billion is available to be repatriated to the U.S. and we do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $6.64 billion available for borrowing under our U.S., SCL and Singapore credit facilities, net of outstanding letters of credit, as of September 30, 2019, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure.
On February 22 and June 21, 2019, SCL paid a dividend of 0.99 Hong Kong dollars (“HKD”) and HKD 1.00 per share, respectively, to SCL stockholders (a total of $2.05 billion, of which we retained $1.44 billion during the nine months ended September 30, 2019).
On March 28, June 27 and September 26, 2019, we paid a quarterly dividend of $0.77 per common share as part of a regular cash dividend program and, during the nine months ended September 30, 2019, recorded $1.78 billion as a distribution against retained earnings. In October 2019, our Board of Directors declared a quarterly dividend of $0.77 per common share (a total estimated to be approximately $591 million) to be paid on December 26, 2019, to stockholders of record on December 17, 2019.
During the nine months ended September 30, 2019, we repurchased 7,873,957 shares of our common stock for $454 million (including commissions) under this program. All share repurchases of our common stock are recorded as treasury stock. As of September 30, 2019, we have remaining authorization to repurchase $1.22 billion of our outstanding common shares.
Aggregate Indebtedness and Other Known Contractual Obligations
As of September 30, 2019, there had been no material changes to our aggregated indebtedness and other known contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, with the exception of the issuance of the LVSC Senior Notes that were used to pay off borrowings under the 2013 U.S. Credit Facility and the amendment to our Singapore credit facilities. These transactions are summarized below:

	Payments Due During Period Ending December 31,
	2019(1)	2020 - 2021	2022 - 2023	Thereafter	Total
	(In millions)
Long-Term Debt Obligations(2)
LVSC Senior Notes	$—	$—	$—	$3,500	$3,500
2012 Singapore Credit Facility(3)	15	121	121	2,762	3,019
Fixed Interest Payments	—	244	240	337	821
Variable Interest Payments(4)	25	193	186	194	598
_______________________

(1)	Represents the three-month period ending December 31, 2019.

(2)	See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Long-Term Debt” for further details on these financing transactions.

(3)	Amounts reflect foreign currency exchange rates in effect on September 30, 2019.

(4)	Based on the one-month rate as of September 30, 2019, Singapore Swap Offer Rate (“SOR”) of 1.63% plus the applicable interest rate spread in accordance with the respective Singapore debt agreements.
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

•
our leverage, debt service and debt covenant compliance, including the pledge of certain of our assets (other than our equity interests in our subsidiaries) as security for our indebtedness and ability to refinance our debt obligations as they come due or to obtain sufficient funding for our planned, or any future, development projects;

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
As of September 30, 2019, the estimated fair value of our long-term debt was approximately $12.60 billion, compared to its contractual value of $12.02 billion. The estimated fair value of our long-term debt is based on level 2 inputs (quoted prices in markets that are not active). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $517 million. A hypothetical 100 basis point change in LIBOR and SOR would cause our annual interest cost on our long-term debt to change by approximately $85 million.
The total notional amount of our fixed-to-variable interest rate swaps was $5.50 billion as of September 30, 2019. The fair value of the interest rate swaps, on a stand-alone basis, as of September 30, 2019, was an asset of $50 million. A hypothetical 100 basis point change in LIBOR would cause the fair value of the interest rate swaps to change by approximately $47 million.
Foreign currency transaction losses were $7 million for the nine months ended September 30, 2019, primarily due to U.S. dollar denominated debt issued by SCL. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of September 30, 2019, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $39 million, and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $47 million. The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the

U.S. dollar (within a range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2019, and have concluded they are effective at the reasonable assurance level.
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

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, Quarterly Reports on Form 10-Q for the quarterly period ended March 31 and June 30, 2019, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 6 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
July 1, 2019 — July 31, 2019	—	$—	—	$1,316
August 1, 2019 — August 31, 2019	644,104	$54.34	644,104	$1,281
September 1, 2019 — September 30, 2019	1,177,322	$55.21	1,177,322	$1,216
__________________________

(1)
In November 2016, the Company’s Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which was to expire on November 2, 2018. In June 2018, the Company’s Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion and extending the expiration date to November 2, 2020. All repurchases under the stock repurchase program are made from time to time at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. All share repurchases of the Company’s common stock have been recorded as treasury stock.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
4.1
Indenture, dated as of July 31, 2019, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

4.2
First Supplemental Indenture, dated as of July 31, 2019, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee, relating to the 3.200% Notes due 2024 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

4.3
Form of Las Vegas Sands Corp.’s 3.200% Notes due 2024 (included in Exhibit 4.2 hereto) (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

4.4
Second Supplemental Indenture, dated as of July 31, 2019, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee, relating to the 3.500% Notes due 2026 (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

4.5
Form of Las Vegas Sands Corp.’s 3.500% Notes due 2026 (included in Exhibit 4.4 hereto) (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

4.6
Third Supplemental Indenture, dated as of July 31, 2019, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee, relating to the 3.900% Notes due 2029 (incorporated by reference from Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

4.7
Form of Las Vegas Sands Corp.’s 3.900% Notes due 2029 (included in Exhibit 4.6 hereto) (incorporated by reference from Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

10.1
Revolving Credit Agreement, dated as of August 9, 2019, by and among Las Vegas Sands Corp., the Lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent and Issuing Bank (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on August 12, 2019).

10.2
Third Amendment and Restatement Agreement, dated as of August 30, 2019, among Marina Bay Sands Pte. Ltd., as borrower, the various lenders party thereto and DBS Bank Ltd., as agent and security trustee and the other parties thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on September 3, 2019).

10.3++	Amendment to Non-Employee Director Compensation Program — Increase to Annual Cash Retainer
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Document
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
____________________

*	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

+
This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

++	Denotes a management contract or compensatory plan or arrangement.

LAS VEGAS SANDS CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

October 25, 2019	By:	/S/ SHELDON G. ADELSON
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

October 25, 2019	By:	/S/ PATRICK DUMONT
Patrick Dumont Executive Vice President and Chief Financial Officer