Form 10-K
period 2019-12-31
LAS VEGAS SANDS CORP
filed 2020-02-07
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32373
LAS VEGAS SANDS CORP.
(Exact name of registrant as specified in its charter)

Nevada		27-0099920
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
3355 Las Vegas Boulevard South
Las Vegas,	Nevada	89109
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code:
(702) 414-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock ($0.001 par value)	LVS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $19,894,504,221 based on the closing sale price on that date as reported on the New York Stock Exchange.
The Company had 763,684,915 shares of common stock outstanding as of February 4, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be used in connection with the registrant's 2020 Annual Meeting of Stockholders are incorporated into Part III (Item 10 through Item 14) of this Annual Report on Form 10-K.

Las Vegas Sands Corp.

PART I
ITEM 1. — BUSINESS
Our Company
Las Vegas Sands Corp. ("LVSC," or together with its subsidiaries "we" or the "Company") is a Fortune 500 company and the leading global developer of destination properties ("Integrated Resorts") that feature premium accommodations, world-class gaming, entertainment and retail malls, convention and exhibition facilities, celebrity chef restaurants and other amenities.
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
Our properties also cater to high-end players by providing them with luxury amenities and premium service levels. These amenities include luxury accommodations, restaurants, lounges, invitation-only clubs and private gaming salons. In each of the regions where we operate, the Paiza brand is associated with certain of these exclusive facilities and represents an important part of our VIP gaming marketing strategy. We also offer players club loyalty programs at our properties, which provide access to rewards, privileges and members-only events. Additionally, we believe being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.
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
Our properties in the United States include The Venetian Resort Las Vegas, a luxury resort on the Las Vegas Strip, and the Sands Expo and Convention Center (the "Sands Expo Center," and together with The Venetian Resort Las Vegas, the "Las Vegas Operating Properties") in Las Vegas, Nevada.
We are dedicated to being a good corporate citizen, anchored by the core values of serving people, planet and communities. We strive to deliver a positive working environment for our team members worldwide and pledge to promote the advancement of aspiring team members through a range of educational partnerships, grants and leadership training. We also drive social impact through the Sands Cares charitable giving and community engagement program, and environmental performance through the award-winning Sands ECO360 global sustainability program. Through our Sands ECO360 global sustainability program, we develop and implement environmental practices to protect natural resources, offer our team members a safe and healthy work environment, and enhance the resort experiences of our guests. In 2019, we were the only casino and gaming company to be named on both the Dow Jones Sustainability North America Index and the FTSE4Good Index, recognizing our leadership and performance across economic, environmental and social areas. In addition, CDP's annual A List names the world's most pioneering companies leading on environmental transparency and performance. For the second consecutive year, we have been named to the A List for both CDP Water Security and CDP Climate Change. We are committed to creating and investing in industry-leading policies and procedures to safeguard our patrons, partners, employees and neighbors. Project Protect is our responsible gaming, anti-human trafficking and financial crime prevention program. Our industry-leading Integrated Resorts provide substantial contributions to our host communities including growth in leisure and business tourism, sustained job creation and ongoing financial opportunities for local small and medium-sized businesses.
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
Our principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. Management reviews the results of operations for each of its operating segments, which generally are our Integrated Resorts. In Macao, our operating segments are: The Venetian Macao; Sands Cotai Central; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; and Sands Macao. In Singapore, our operating segment is Marina Bay Sands. In the United States, our operating segments are the Las Vegas Operating Properties and, through May 30, 2019, the Sands Casino Resort Bethlehem (the "Sands Bethlehem"). We also have ferry operations and various other operations that are ancillary to our Macao properties (collectively, "Ferry Operations and Other") that we present to reconcile to our consolidated statements of operations and financial condition. In addition to our reportable segments noted above, management also reviews construction and development activities for each of our primary projects currently under development, which include the expansion and rebranding of Sands Cotai Central to The Londoner Macao (including the conversion of the Holiday Inn-branded rooms and suites to suites in The Londoner Macao Hotel), The Grand Suites at Four Seasons, The Londoner Tower Suites and our Las Vegas condominium project (for which construction currently is suspended) in the United States.

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
Substantial and diversified cash flow from existing operations. We generated $3.04 billion of cash from operations during the year ended December 31, 2019, primarily from gaming and non-gaming sources, including retail malls, hotel, food and beverage, entertainment and MICE business.
Market leadership in the growing high-margin mass market gaming segment. We focus on the high-margin mass gaming segment. During the twelve months ended September 30, 2019 (the latest available data at the time of filing), we had the highest percentage of gaming win from mass tables and slots of the Macao operators, with approximately 30% market share. Management estimates our mass market table revenues typically generate a gross margin approximately four times higher than the gross margin on our typical VIP table revenues in Macao. During the year ended December 31, 2019, non-rolling gross gaming revenue contributed to approximately two-thirds of total gross gaming revenue at Marina Bay Sands.
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
Experienced management team with a proven track record. Mr. Sheldon G. Adelson is our founder, chairman and chief executive officer. Mr. Adelson’s business career spans more than seven decades and has included creating and developing to maturity numerous companies. Mr. Adelson created the MICE-based Integrated Resort and pioneered its development in the Las Vegas and Singapore markets, as well as in Macao, where he planned and developed the Cotai Strip. Mr. Robert G. Goldstein, our President and Chief Operating Officer, has been an integral part of the Company's executive team from the beginning, joining Mr. Adelson before The Venetian Resort Las Vegas was constructed. Mr. Goldstein is one of the most respected and knowledgeable hospitality and gaming executives in the industry today, and provides strategic direction to our properties. Mr. Patrick Dumont, our Executive Vice President and Chief Financial Officer, has been with the Company for more than nine years and has prior experience in corporate finance and management. He and the management team are focused on increasing our balance sheet strength, preserving the Company’s financial flexibility to pursue development opportunities and continuing to execute our return of excess capital to stockholders.
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
Leveraging our scale of operations to create and maintain an absolute cost advantage. Management expects to benefit from lower unit costs due to the economies of scale inherent in our operations. Opportunities for lower unit costs include, but are not limited to: lower utility costs; more efficient staffing of hotel and gaming operations; and centralized transportation, marketing and sales, and procurement. In addition, our scale allows us to consolidate certain administrative functions and leverage purchasing on a global scale.
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
Identifying targeted investment opportunities to drive growth across our portfolio. We plan to continue to invest in the expansion of our facilities and the enhancement of the leisure and business tourism appeal of our property portfolio. Our planned development projects include the renovation, expansion and rebranding of Sands Cotai Central into The Londoner Macao, the addition of suites with The Grand Suites at Four Seasons and the Londoner Tower Suites, and the expansion of Marina Bay Sands.
Our Operations
Macao
The Venetian Macao is the anchor property of our Cotai Strip development and is conveniently located approximately two miles from the Taipa Ferry Terminal on Macao's Taipa Island and six miles from the bridge linking Hong Kong, Macao and Zhuhai. The Venetian Macao includes approximately 374,000 square feet of gaming space with approximately 650 table games and 1,810 slot machines and electronic table games ("ETGs"). The Venetian Macao features a 39-floor luxury hotel tower with over 2,900 elegantly appointed luxury suites and the Shoppes at Venetian, approximately 943,000 square feet of unique retail shopping with more than 360 stores featuring many international brands and home to more than 60 restaurants and food outlets featuring an international assortment of cuisines. In addition, The Venetian Macao has approximately 1.2 million square feet of convention facilities and meeting room space, an 1,800-seat theater, the 15,000-seat Cotai Arena that hosts world-class entertainment and sporting events and a Paiza Club.
Sands Cotai Central, which features four hotel towers, is located across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Hotel Macao, and is our largest Integrated Resort on the Cotai Strip. Sands Cotai Central opened in phases, beginning in April 2012. The property features four hotel towers: the first hotel tower, which opened in April 2012, consisting of approximately 650 rooms and suites under the Conrad brand and approximately 600 London-themed suites upon completion of The Londoner Macao Hotel; the second hotel tower, which opened in September 2012, consisting of approximately 1,800 rooms and suites under the Sheraton brand; the third hotel tower, which opened in January 2013, consisting of approximately 2,100 rooms and suites under the Sheraton brand; and the fourth hotel tower, which opened in December 2015, consisting of approximately 400 rooms and suites under the St. Regis brand. The Integrated Resort includes approximately 367,000 square feet of gaming space with approximately 390 table games and 1,550 slot machines and ETGs, approximately 369,000 square feet of meeting space, a 1,701-seat theater, approximately 525,000 square feet of retail space with more than 150 stores and home to more than 50 restaurants and food outlets featuring an international assortment of cuisines. We previously announced the renovation, expansion and rebranding of Sands Cotai Central into a new destination Integrated Resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks, such as the Houses of Parliament and Big Ben. Our retail offerings will be expanded and rebranded as the Shoppes at Londoner and we will add a number of new restaurants and bars. We will add approximately 370 luxury suites in The Londoner Tower Suites and the prior Holiday Inn-branded rooms and suites are being converted to The Londoner Macao Hotel. We are utilizing suites as they are completed on a simulation basis for trial and feedback purposes. Construction has commenced and is being phased to minimize disruption during the property’s peak periods. We expect The Londoner Tower Suites to be completed in late 2020 and The Londoner Macao project to be completed in phases throughout 2020 and 2021.

On September 13, 2016, we opened The Parisian Macao, our newest Integrated Resort on the Cotai Strip, which is connected to The Venetian Macao and The Plaza Macao and Four Seasons Hotel Macao, and includes approximately 253,000 square feet of gaming space with approximately 300 table games and 1,440 slot machines and ETGs. The Parisian Macao also features approximately 2,500 rooms and suites and the Shoppes at Parisian, approximately 296,000 square feet of unique retail shopping with approximately 150 stores featuring many international brands and home to 24 restaurants and food outlets featuring an international assortment of cuisines. Other non-gaming amenities at The Parisian Macao include a meeting room complex of approximately 63,000 square feet and a 1,200-seat theater. Directly in front of The Parisian Macao, and connected via a covered walkway to the main building, is a half-scale authentic re-creation of the Eiffel Tower containing a viewing platform and restaurant.
The Plaza Macao and Four Seasons Hotel Macao, which is located adjacent to The Venetian Macao, has approximately 105,000 square feet of gaming space with approximately 130 table games and 250 slot machines and ETGs at its Plaza Casino. The Plaza Macao and Four Seasons Hotel Macao also has 360 elegantly appointed rooms and suites managed by Four Seasons Hotels, Inc., several food and beverage offerings, and conference and banquet facilities. The Shoppes at Four Seasons includes approximately 242,000 square feet of retail space and is connected to the Shoppes at Venetian. The Plaza Macao and Four Seasons Hotel Macao also features 19 ultra-exclusive Paiza Mansions, which are individually designed and made available by invitation only. We previously announced The Grand Suites at Four Seasons, which will feature approximately 290 additional premium quality suites. We have initiated approved gaming operations in this space and are utilizing suites as they are completed on a simulation basis for trial and feedback purposes. We expect the project to be completed in the first half of 2020.
The Sands Macao, the first U.S. operated Las Vegas-style casino in Macao, is situated near the Macao-Hong Kong Ferry Terminal on a waterfront parcel centrally located between Macao's Gongbei border gate with China and Macao's central business district. The Sands Macao includes approximately 213,000 square feet of gaming space with approximately 190 table games and 940 slot machines and ETGs. The Sands Macao also includes a 289-suite hotel tower, spa facilities, several restaurants and entertainment areas, and a Paiza Club.
We operate the gaming areas within our Macao properties pursuant to a 20-year gaming subconcession that expires in June 2022. See "Regulation and Licensing — Macao Concession and Our Subconcession."
Singapore
Marina Bay Sands features approximately 2,600 rooms and suites located in three 55-story hotel towers. Atop the three towers is the Sands SkyPark, an extensive outdoor recreation area with a 150-meter infinity swimming pool and leading restaurant and nightlife brands. The Integrated Resort offers approximately 160,000 square feet of gaming space with approximately 610 table games and 2,690 slot machines and ETGs; The Shoppes at Marina Bay Sands, an enclosed retail, dining and entertainment complex with signature restaurants from world-renowned chefs; an event plaza and promenade; and an art/science museum. Marina Bay Sands also includes approximately 1.2 million square feet of meeting and convention space and a state-of-the-art theater for top Broadway shows, concerts and gala events.
We operate the gaming area within our Singapore property pursuant to a 30-year casino concession provided under a development agreement entered into in August 2006. See "Regulation and Licensing — Development Agreement with Singapore Tourism Board."
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. ("MBS") entered into an additional development agreement (the “Second Development Agreement”) with the Singapore Tourism Board (the "STB") pursuant to which MBS has agreed to construct a development, which will include a hotel tower with approximately 1,000 rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats (the “MBS Expansion Project”). The Second Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.3 billion at exchange rates in effect on December 31, 2019). The amount of the total project cost will be finalized as we complete design and development and begins construction.
Las Vegas
Our Las Vegas Operating Properties is an Integrated Resort that includes The Venetian Resort Las Vegas and the Sands Expo Center.

The Venetian Resort Las Vegas features three hotel towers. The Venetian Tower is a 35-story three-winged luxury hotel tower with 3,015 suites. The second tower is an adjoining 1,013-suite, 12-story Venezia Tower. The Palazzo Tower has 3,064 suites situated in a 50-story luxury hotel tower, which features modern European ambience and design, and is directly connected to The Venetian Tower and Sands Expo Center. The Venetian Resort Las Vegas has approximately 225,000 square feet of gaming space and includes approximately 210 table games and 1,980 slot machines and ETGs. The Venetian Resort Las Vegas features a variety of amenities for its guests, including a Paiza Club, several theaters and Canyon Ranch SpaClub.
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
We are working with Madison Square Garden Company to bring a 400,000-square-foot venue built specifically for music and entertainment to Las Vegas. Madison Square Garden is currently building the MSG Sphere at The Venetian, an 18,000-seat venue, which will be located near, with connectivity to, the Las Vegas Operating Properties and is currently expected to open in 2021.
Our Markets
Macao
Macao is the largest gaming market in the world and the only market in China to offer legalized casino gaming. According to Macao government statistics issued publicly on a monthly basis by the Gaming Inspection and Coordination Bureau (commonly referred to as the "DICJ"), annual gaming revenues were 293.31 billion patacas in 2019 (approximately $36.6 billion at exchange rates in effect on December 31, 2019), a 3.5% decrease compared to 2018.
We expect Macao will continue to experience meaningful long-term growth and the approximately 39 million visitors Macao welcomed in 2019 will continue to increase in the future. We believe this growth will be driven by a variety of factors, including the movement of Chinese citizens to urban centers in China, continued growth of the Chinese outbound tourism market, the increased utilization of existing transportation infrastructure, the introduction of new transportation infrastructure and the continued increase in hotel room inventory in Macao and neighboring Hengqin Island. There has been significant investment announced and recently completed by concessionaires and subconcessionaires in new resort development projects on Cotai. These new resorts should help increase the critical mass on Cotai and further drive Macao's transformation into a leading business and leisure tourism hub in Asia.
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

Macao draws a significant number of customers who are visitors or residents of Hong Kong. One of the major methods of transportation to Macao from Hong Kong is the jetfoil ferry service, including our ferry service, Cotai Water Jet. Macao is also accessible from Hong Kong by helicopter. In addition, the bridge linking Hong Kong, Macao and Zhuhai, which opened in 2018, has reduced the travel time between Hong Kong and Macao and the travel time from the Hong Kong International Airport to Macao.
Competition in Macao
Gaming in Macao is administered by the government through concessions awarded to three different concessionaires and three subconcessionaires, of which we are one. No additional concessions have been granted by the Macao government since 2002; however, if the Macao government were to allow additional gaming operators in Macao through the grant of additional concessions or subconcessions, we would face additional competition. The concessionaires are Sociedade de Jogos de Macau S.A., Wynn Resorts (Macau), S.A. and Galaxy Casino Company Limited ("Galaxy"), with MGM Grand Paradise, S.A., Melco PBL Jogos (Macau), S.A. and our Company operating under subconcessions.
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
Based on figures released by the STB, Singapore welcomed approximately 19 million international visitors in the twelve months ended November 30, 2019 (the latest information publicly available at the time of filing), a 2.8% increase compared to the same period in 2018. Tourism receipts are estimated to have reached 26.9 billion Singapore dollars ("SGD," approximately $20.0 billion at exchange rates in effect on December 31, 2019) in 2018 (the latest information publicly available at the time of filing). The Casino Regulatory Authority (the "CRA"), the gaming regulator in Singapore, does not disclose gaming revenue for the market and thus no official figure exists.
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
Proximity to Major Asian Cities
Approximately 100 airlines operate in Singapore, connecting it to some 380 cities in approximately 100 countries. In the twelve months ended November 30, 2019 (the latest information publicly available at the time of filing), 68 million passengers passed through Singapore's Changi Airport, a 2.7% increase as compared to the same period in 2018. In 2019, Changi Jewel, a multi-use retail, hotel and F&B destination, opened at Changi Airport, and work is currently underway to expand the number of runways and a fifth terminal, which would increase passenger capacity. Based on figures released by the STB, the largest source markets for visitors to Singapore in 2019 were China and Indonesia. The STB's methodology for reporting visitor arrivals does not recognize Malaysian citizens entering Singapore by land, although this method of visitation is generally thought to be substantial.

Competition in Singapore
Gaming in Singapore is administered by the government through the award of licenses to two operators, our Company and Resorts World Sentosa, which is 100% owned by Genting Singapore PLC. The CRA is required to ensure there will not be more than two casino licenses until January 1, 2031.
Our Singapore operations also face competition from other gaming and resort destinations, both in Asia and globally.
Las Vegas
Based on figures released by the Las Vegas Convention and Visitors Authority (the "LVCVA"), Las Vegas welcomed 42 million visitors during the twelve months ended November 30, 2019 (the latest information publicly available at the time of filing).
The Las Vegas hotel/casino industry is highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including hotels in downtown Las Vegas. In addition, there are large projects in Las Vegas in the development stage or currently suspended and, when opened, may target the same customers as we do. Major competitors in Las Vegas continue to implement and evaluate opportunities to expand casino, hotel and convention offerings.
We also compete with legalized gaming from casinos located on Native American tribal lands, including those located in California and, to some extent, with other hotel/casino facilities in Nevada, with hotel/casino and other resort facilities elsewhere in the country and the world, and with Internet gaming and state lotteries. In addition, certain states have legalized, and others may legalize, casino gaming in specific areas.
Las Vegas generally competes with trade show and convention facilities located in and around major U.S. cities. Within Las Vegas, the Sands Expo Center competes with the Las Vegas Convention Center (the "LVCC"), which currently has approximately 3.2 million gross square feet of convention and exhibit facilities. In addition to the LVCC, some of our Las Vegas competitors have convention and conference facilities that compete with our Las Vegas Operating Properties. Based on figures released by the LVCVA, over 6 million convention delegates visited Las Vegas during the twelve months ended November 30, 2019 (the latest information publicly available at the time of filing).
Retail Mall Operations
We own and operate retail malls at our Integrated Resorts at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands. Upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao, we will own approximately 2.7 million square feet of gross retail space. Management believes being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow. As further described in "Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 — Mall Activities," the Grand Canal Shoppes were sold to GGP Limited Partnership ("GGP," now owned by Brookfield Property Partners L.P.) and are not owned or operated by us.
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

The tables below set forth certain information regarding our mall operations on the Cotai Strip and at Marina Bay Sands as of December 31, 2019. These tables do not reflect subsequent activity in 2020.

Mall Name	Total GLA(1)	Selected Significant Tenants
Shoppes at Venetian	812,938(2)	Zara, Victoria's Secret, Uniqlo, Tiffany & Co., Rolex, H&M, Michael Kors, Bvlgari, Polo Ralph Lauren, Lululemon, FURLA
Shoppes at Cotai Central	525,222(3)	Marks & Spencer, Kid's Cavern, Zara, Omega, Nike, Chow Tai Fook, Apple, Haidilao, The Cheesecake Factory, Bottega Veneta
Shoppes at Parisian	295,920	Alexander McQueen, Isabel Marant, Lanvin, Maje, Sandro, Zadig & Voltaire, Versace Jeans Couture, Antonia
Shoppes at Four Seasons	242,425	Cartier, Chanel, Louis Vuitton, Hermès, Gucci, Dior, Versace, Zegna, Loro Piana, Saint Laurent Paris, Balenciaga, Loewe
The Shoppes at Marina Bay Sands	593,714(4)	Louis Vuitton, Zara, Chanel, Gucci, Dior, Burberry, Prada, Moncler, Hermès, Cartier
____________________

(1)	Represents Gross Leasable Area in square feet.

(2)	Excludes approximately 130,000 square feet of space on the fifth floor currently not on the market for lease.

(3)
The Shoppes at Cotai Central will feature up to an estimated 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao.

(4)	Excludes approximately 198,000 square feet of space operated by the Company.
The following table reflects our tenant representation by category for our mall operations as of December 31, 2019:

Category	Square Feet	% of Square Feet	Representative Tenants
Fashion (luxury, women's, men's, mixed)	845,215	37%	Louis Vuitton, Dior, Gucci, Versace, Chanel, Hermès, Balenciaga, Loewe
Restaurants and lounges	422,608	19%	Bambu, Lei Garden, Ce La Vi, North, Café Deco, Haidilao, The Cheesecake Factory
Multi-Brands	251,147	11%	Duty Free Americas, The Atrium
Fashion accessories and footwear	166,820	7%	Coach, Rimowa, Michael Kors, FURLA, Oakley & Spectacle Hut, Charles & Keith
Lifestyle, sports and entertainment	200,556	9%	Manchester United, Adidas, Ferrari, Lululemon, Under Armour
Jewelry	161,146	7%	Bvlgari, Omega, Cartier, Rolex, Tiffany & Co.
Health and beauty	83,558	4%	Sephora, The Body Shop, Sa Sa
Banks and services	49,273	2%	Bank of China, ICBC
Home furnishing and electronics	46,672	2%	Apple, Samsung, Zara Home
Specialty foods	30,066	1%	Godiva, Cold Storage Specialty, Haagen Dazs, Venchi, Jason's Deli
Arts and gifts	16,570	1%	Emporio di Gondola
Total	2,273,631	100%

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
Employees
We directly employ approximately 50,000 employees worldwide and hire additional temporary employees on an as-needed basis. Our employees are not covered by collective bargaining agreements, except as discussed below with respect to certain Sands Expo Center employees. We believe we have good relations with our employees and any relevant union.
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
Development Projects
We regularly evaluate opportunities to improve our product offerings, such as refreshing our meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and our gaming areas, as well as other revenue generating additions to our Integrated Resorts.
Macao
We previously announced the renovation, expansion and rebranding of the Sands Cotai Central into a new destination Integrated Resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks, such as the Houses of Parliament and Big Ben. Our retail offerings will be expanded and rebranded as the Shoppes at Londoner and we will add a number of new restaurants and bars. We will add approximately 370 luxury suites in The Londoner Tower Suites, and the prior Holiday Inn-branded rooms and suites are being converted to approximately 600 London-themed suites, referred to as The Londoner Macao Hotel. We are utilizing suites as they are completed on a simulation basis for trial and feedback purposes. Construction has commenced and is being phased to minimize disruption during the property’s peak periods. We expect The Londoner Tower Suites to be completed in late 2020 and The Londoner Macao project to be completed in phases throughout 2020 and 2021.
We also previously announced The Grand Suites at Four Seasons, which will feature approximately 290 additional premium quality suites. We have initiated approved gaming operations in this space and are utilizing suites as they are completed on a simulation basis for trial and feedback purposes. We expect the project to be completed in the first half of 2020.
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
Singapore
In April 2019, MBS entered into the Second Development Agreement with the STB pursuant to which MBS has agreed to construct a development, which will include a hotel tower with approximately 1,000 rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats. The Second Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.3 billion at exchange rates in effect on December 31, 2019), which investment must be completed within eight years from the effective date of the agreement. The amount of the total project cost will be finalized as the Company completes design and development and begins construction.
United States
We began constructing a high-rise residential condominium tower (the "Las Vegas Condo Tower"), located on the Las Vegas Strip within The Venetian Resort Las Vegas. In 2008, we suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We continue to evaluate the highest return opportunity for the project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should management decide to abandon the project, we could record a charge for some portion of the $129 million in capitalized construction costs (net of depreciation) as of December 31, 2019.
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
The Macao government also has the right, after consultation with Galaxy, to unilaterally terminate the subconcession agreement at any time upon the occurrence of specified events of default. In addition, we must comply with various covenants and other provisions under the subconcession.
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
Under our subconcession, we are obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2019). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,399, $18,700 and $125, respectively, at exchange rates in effect on December 31, 2019), subject to a minimum of 45 million patacas (approximately $6 million at exchange rates in effect on December 31, 2019). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. This percentage may be subject to change in the future.
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

In August 2018, we received an additional exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance for the period of January 1, 2019 through June 26, 2022, the date our subconcession agreement expires. Additionally, we entered into an agreement with the Macao government in April 2019, effective through June 26, 2022, providing for an annual payment of 38 million patacas (approximately $5 million at exchange rates in effect on December 31, 2019) as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. We intend to request extensions of these tax arrangements; however, there is no assurance we will receive the additional agreement.
Development Agreement with Singapore Tourism Board
On August 23, 2006, MBS entered into a development agreement, as amended by a supplementary agreement on December 11, 2009 (the "Development Agreement"), with the STB to design, develop, construct and operate the Marina Bay Sands. The Development Agreement includes a concession for MBS to own and operate a casino within the Integrated Resort. In addition to the casino, the Integrated Resort includes, among other amenities, a hotel, a retail complex, a convention center and meeting room complex, theaters, restaurants and an art/science museum. MBS is one of two companies awarded a concession to operate a casino in Singapore. Under the request for proposals to develop an integrated resort at Marina Bay, Singapore, during an initial ten-year exclusive period (the "Exclusivity Period") only two licensees will be granted the right to operate a casino in Singapore, which expired on February 28, 2017. In connection with entering into the Development Agreement, MBS entered into a 60-year lease with the STB for the parcels underlying the project site and entered into an agreement with the Land Transport Authority of Singapore for the provision of necessary infrastructure for rapid transit systems and road works within and/or outside the project site. During the Exclusivity Period, the Company, which is currently the 100% indirect shareholder of MBS, must continue to be the single largest entity with direct or indirect controlling interest of at least 20% in MBS, unless otherwise approved by the CRA.
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
In April 2019, MBS and the STB entered into the Second Development Agreement pursuant to which MBS has agreed to construct a second large-scale development adjacent to Marina Bay Sands, comprising of additional MICE facilities, a hotel tower with approximately 1,000 rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats (the "MBS Expansion Project"). The Second Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.3 billion at exchange rates in effect on December 31, 2019). The amount of the total project cost will be finalized as we complete design and development and begin construction. In connection with the Second Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project (the "Land"). In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction).
The Development Agreement contains, among other things, restrictions limiting the use of the leased land to the development and operation of the project, requirements that MBS obtain prior approval from the STB in order to subdivide the hotel and retail components of the project, prohibitions on any such subdivision during the Exclusivity Period and limitations on MBS' ability to assign the lease or sub-lease any portion of the land during the Exclusivity Period. In addition, the Development Agreement contains events of default, including, among other things, the failure of MBS to perform its obligations under the Development Agreement and events of bankruptcy or dissolution.
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

There is a goods and services tax of 7% imposed on gross gaming revenue and a casino tax of 15% imposed on the gross gaming revenue from the casino after reduction for the amount of goods and services tax, except in the case of gaming by premium players, in which case a casino tax of 5% is imposed on the gross gaming revenue generated from such players after reduction for the amount of the goods and services tax. The casino tax rates will not be changed until March 1, 2022. The provision for bad debts arising from the extension of credit granted to gaming patrons is not deductible against gross gaming revenue when calculating the casino tax, but is deductible for the purposes of calculating the goods and services tax (subject to the prevailing law). MBS is permitted to extend casino credit to persons who are not Singapore citizens or permanent residents, but is not permitted to extend casino credit to Singapore citizens or permanent residents except to premium players.
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
Under the Casino Control Act, as amended (the "Singapore Act"), a casino operator may be subject to a financial penalty, for each ground of disciplinary action which amounts to a serious breach, of a sum not exceeding 10% of the annual gross gaming revenue (as defined in the Singapore Act) of the casino operator for the financial year immediately preceding the date the financial penalty is imposed.
The Singapore Act also requires future applicants and/or renewals for a casino license to be a suitable person to develop, maintain and promote the Integrated Resort as a compelling tourist destination that meets prevailing market demand and industry standards and contributes to the tourism industry in Singapore. The Singapore government has established an evaluation panel that will assess applicants and report to the CRA on this aspect of the casino licensing requirements.
The Second Development Agreement contains provisions relating to the construction of the MBS Expansion Project and associated deadlines for completion, insurance and limitations on MBS’ ability to assign the lease or sub-let any portion of the Land. In addition, the Second Development Agreement contains events of default, including, among other things, the failure of MBS to perform its obligations under the Second Development Agreement. The Second Development Agreement also contains, among other things, restrictions limiting the use of the Land to the development and operation of the MBS Expansion Project and requirements that MBS obtain the prior approval of the STB in order to subdivide the Land or any building thereon, which approval, if given, will be subject to such terms and conditions as may be determined by the STB.
The Second Development Agreement makes provision for certain benefits and entitlements conferred on MBS on specified terms and conditions. Among these, upon the achievement of certain milestones, MBS will be entitled to make available an additional 1,000 gaming machines over and above its existing 2,500 gaming machines. On October 7, 2019, MBS was granted entitlement to make available 500 of these additional 1,000 gaming machines. In addition, under the Second Development Agreement, MBS is granted approval for the change of use of the area comprising the whole of the 55th floor of MBS’ hotel tower 1, or such other areas as may be agreed within hotel tower 1, to be developed and used as part of MBS’ casino; and MBS is granted an option to purchase an additional 2,000 square meters of casino gaming area at a price to be determined by the relevant Singapore government authority upon written request by MBS to exercise the option. In addition, the Second Development Agreement contemplates that for a period of not less than 10 years commencing no sooner than March 1, 2022, the rate of casino tax applicable to MBS will not exceed specified tiered rates; there shall not be more than two casino licenses in force under the Casino Control Act at any time prior to January 1, 2031; and for a period of five years from the date of the Second Development Agreement, the entry levy payable by a Singapore citizen or permanent resident for entry into the casino will not exceed SGD 150 for a 24-hour period and SGD 3,000 for a 12-month period. The Second Development Agreement also provides for MBS to be entitled to compensation by STB for any losses or damages suffered under certain conditions and events related to the above-described benefits and entitlements. The Second Development Agreement further provides MBS must maintain compliance with the material terms of the Second Development Agreement to obtain the above-described benefits and entitlements.

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
Las Vegas Sands, LLC ("LVSLLC") is licensed by the Nevada Gaming Authorities to operate the resort hotel. The gaming license requires the periodic payment of fees and taxes and is not transferable. LVSLLC is also registered as an intermediary company of Venetian Casino Resort, LLC ("VCR"). VCR is licensed as a manufacturer and distributor of gaming devices and as a key employee of LVSLLC. LVSLLC and VCR are collectively referred to as the "licensed subsidiaries." LVSC is registered with the Nevada Commission as a publicly traded corporation (the "registered corporation"). As such, we must periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information the Nevada Gaming Authorities may require. No person may become a stockholder of, or receive any percentage of the profits from, the licensed subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Additionally, the CCLGLB has taken the position it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee. We, and the licensed subsidiaries, possess all state and local government registrations, approvals, permits and licenses required in order for us to engage in gaming activities at The Venetian Resort Las Vegas.
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
Any beneficial or record holder of our securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have its suitability as a beneficial holder of our voting securities determined if the Nevada Commission has reason to believe such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.
The Nevada Act requires any person who acquires more than 5% of our voting securities to report the acquisition to the Chair of the Nevada Board. The Nevada Act requires beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chair of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor" as defined in the Nevada Act, which acquires more than 10%, but not more than 25%, of our voting securities "for investment purposes only" and meets other regulatory requirements (subject to certain additional holdings as a result of certain debt restructurings), may apply to the Nevada Commission for a waiver of such finding of suitability.
If the beneficial holder of securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.
Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chair of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or a licensed subsidiary, we, or any of the licensed subsidiaries:

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
We cannot make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On November 15, 2018, the Nevada Commission granted us prior approval to make public offerings for a period of three years, subject to certain conditions (the "shelf approval"). The shelf approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chair of the Nevada Board. The shelf approval does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board as to the investment merits of any securities offered under the shelf approval. Any representation to the contrary is unlawful.
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
The tax on gross gaming revenues received is generally 6.75% for the State of Nevada and 0.55% for Clark County. In addition, an excise tax is paid by us on charges for admission to any facility where certain forms of live entertainment are provided. VCR is also required to pay certain fees and taxes to the State of Nevada as a licensed manufacturer and distributor.

We have deposited with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $25,000 to pay the expenses of any investigation by the Nevada Board into our participation in such gaming operations outside of Nevada. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. We are also required to comply with certain reporting requirements on such operation and are subject to disciplinary action by the Nevada Commission if the foreign gaming operations knowingly violate any laws of any foreign jurisdiction pertaining to such foreign gaming operation, fail to conduct such foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in such foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability or who has been found guilty of cheating at gambling.
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
Agreements Relating to the Malls in Las Vegas
For a discussion of each of our malls in Las Vegas, see "Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 — Mall Activities."
Cooperation Agreement
Our business plan calls for each of The Venetian Resort Las Vegas, Sands Expo Center and the Grand Canal Shoppes, though separately owned, to be integrally related components of one facility (the "LV Integrated Resort"). In establishing the terms for the integrated operation of these components, the Fourth Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of February 29, 2008, by and among Interface Group-Nevada, Inc., Grand Canal Shops II, LLC, Phase II Mall Subsidiary, LLC, VCR and Palazzo Condo Tower, LLC (the "Cooperation Agreement") sets forth agreements regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing and the sharing of some facilities and related costs. Subject to applicable law, the Cooperation Agreement binds all current and future owners of all portions of the LV Integrated Resort. Accordingly, subject to applicable law, the obligations in the Cooperation Agreement will "run with the land" if any of the components change hands.
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
Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities we offer is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending. Changes in discretionary consumer spending or corporate spending on conventions and business travel could be driven by many factors, such as: perceived or actual general economic conditions; fear of exposure to a widespread health epidemic, such as the outbreak of a respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China (the "2019 Novel Coronavirus"), resulting in the World Health Organization declaring a global emergency on January 30, 2020, and the Macao government suspending casino operations from February 5, 2020; any weaknesses in the job or housing market; credit market disruptions; high energy, fuel and food costs; the increased cost of travel; the potential for bank failures; perceived or actual disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; or fear of war, political instability, civil unrest or future acts of terrorism. These factors could reduce consumer and corporate demand for the luxury amenities and leisure and business activities we offer, thus imposing additional limits on pricing and harming our operations.
Natural or man-made disasters, an outbreak of highly infectious or contagious disease, political instability, civil unrest, terrorist activity or war could adversely affect the number of visitors to our facilities and disrupt our operations, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.
So called "Acts of God," such as typhoons and rainstorms, particularly in Macao, and other natural disasters, man-made disasters, outbreaks of highly infectious or contagious diseases, political instability, civil unrest, terrorist activity or war may result in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect the number of visitors to our properties. As an example, the 2019 Novel Coronavirus outbreak has resulted in the Chinese government placing quarantines on various cities disallowing residents to travel outside of the quarantined area and the China Individual Visit Scheme to Macao ("China IVS") being suspended. A number of countries have either closed their borders completely or implemented immigration restrictions for visitors traveling from China, and the Macao government suspended casino operations from February 5, 2020. Any of these events may disrupt our ability to staff our business adequately, could generally disrupt our operations and specifically, if the global response to contain the 2019 Novel Coronavirus escalates or is unsuccessful, would have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we have insurance coverage with respect to some of these events, we cannot assure you any such coverage will provide any coverage or be sufficient to indemnify us fully against all direct and indirect costs, including any loss of business that could result from substantial damage to, or partial or complete destruction of, any of our properties.
Our business is sensitive to the willingness of our customers to travel. Infectious diseases, acts of terrorism, regional political events and developments in the conflicts in certain countries could cause severe disruptions in air and other forms of travel that reduce the number of visitors to our facilities, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.
We are dependent on the willingness of our customers to travel. Only a small amount of our business is and will be generated by local residents. Most of our customers travel to reach our Macao, Singapore and Las Vegas properties. Infectious diseases may severely disrupt domestic and international travel, which would result in a decrease in customer visits to Macao, Singapore and Las Vegas, including our properties. The recent 2019 Novel Coronavirus outbreak has resulted in several countries issuing travel warnings and several global airlines suspending flights to and from China. In addition, on February 4, 2020, the Hong Kong SAR government temporarily closed the Hong Kong Macao Ferry Terminal in Hong Kong. Regional political events, acts of terrorism or civil unrest, including those resulting in travelers perceiving areas as unstable or an unwillingness of governments to grant visas, regional conflicts or an outbreak of hostilities or war could have a similar effect on domestic and international travel. Management cannot predict the extent to which disruptions in air or other forms of travel as a result of infectious disease outbreaks, any further terrorist acts, regional political events, regional conflicts or outbreak of hostilities or war would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
There are significant risks associated with our construction projects, which could have a material adverse effect on our financial condition, results of operations and cash flows
We previously announced the renovation, expansion and rebranding of Sands Cotai Central, the addition of approximately 370 luxury suites in The Londoner Tower Suites, the development of approximately 290 additional premium quality suites in The Grand Suites at Four Seasons and the MBS Expansion Project in Singapore. These development projects and any other construction projects we undertake will entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors' control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. Construction contractors or counterparties for our current projects may be required to bear certain cost overruns for which they are contractually liable, and if such counterparties are unable to meet their obligations, we may incur increased costs for such developments. In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to manage successfully our worldwide construction projects, it could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We currently do not have material operations other than our Macao, Singapore and Las Vegas properties. As a result, we are primarily dependent upon our properties for all of our cash.
Given our operations are currently conducted primarily at properties in Macao, Singapore and Las Vegas and a large portion of our planned development is in Macao and Singapore, we will be subject to greater degrees of risk than competitors with more operating properties or that operate in more markets. The risks to which we will have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•
natural or man-made disasters, pandemics, epidemics, outbreaks of contagious or infectious diseases, such as the 2019 Novel Coronavirus outbreak, political instability, civil unrest, terrorist activity or war;

•	inaccessibility due to inclement weather, road construction or closure of primary access routes;

•	decline in air passenger traffic due to higher ticket costs, suspension of flights or fears concerning air travel;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	changes in the availability of water; and

•	a decline in the number of visitors to Macao, Singapore or Las Vegas.
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
Mr. Adelson, his family members and trusts and other entities established for the benefit of Mr. Adelson and/or his family members (Mr. Adelson, individually our "Principal Stockholder," and the group, collectively our "Principal Stockholder and his family") beneficially own approximately 57% of our outstanding common stock as of December 31, 2019. Accordingly, Mr. Adelson exercises significant influence over our business policies and affairs, including the composition of our Board of Directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of Mr. Adelson. The interests of Mr. Adelson may differ from your interests.

We are a parent company and our primary source of cash is and will be distributions from our subsidiaries.
We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries derived from the earnings and cash flow generated by our operating properties. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. For example, if the global response to contain the 2019 Novel Coronavirus escalates, or is unsuccessful, our subsidiaries' ability to generate sufficient earnings and cash flow to pay dividends or distributions may be impacted. Our subsidiaries' payments to us will be contingent upon their earnings and upon other business considerations. In addition, our Singapore subsidiary's credit agreement, under certain circumstances, may limit or prohibit certain payments of dividends or other distributions to us. We expect future debt instruments for the financing of future developments may contain similar restrictions.
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
As of December 31, 2019, we had $12.49 billion of long-term debt outstanding, net of original issue discount, deferred offering costs (excluding those costs related to our revolving facilities) and cumulative fair value adjustments. This indebtedness could have important consequences to us. For example, it could:

•	make it more difficult for us to satisfy our debt service obligations;

•	increase our vulnerability to general adverse economic and industry conditions, such as the impact of the 2019 Novel Coronavirus;

•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, development projects, acquisitions or general corporate purposes;

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

Subject to applicable laws, including gaming laws, and certain agreed upon exceptions, our Singapore debt is secured by liens on substantially all of the assets of our Singapore operations.
Our ability to timely refinance and replace our indebtedness in the future will depend upon general economic and credit market conditions, approval required by local government regulators, adequate liquidity in the global credit markets, the particular circumstances of the gaming industry, such as the suspension of casino operations by the Macao government from February 5, 2020, and prevalent regulations and our cash flow and operations, in each case as evaluated at the time of such potential refinancing or replacement. For example, we have a principal amount of $62 million in long-term debt maturing during each of the three years ended December 31, 2022 and $1.86 billion and $1.89 billion in long-term debt maturing during the years ending December 31, 2023 and 2024, respectively. If we are unable to refinance or generate sufficient cash flow from operations to repay our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments, or reduce dividend payments. There is no assurance any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
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
During the year ended December 31, 2019, approximately 14.7%, 23.9% and 66.8% of our table games drop at our Macao properties, Marina Bay Sands and our Las Vegas properties, respectively, was from credit-based wagering. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible.
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
We have comprehensive property and liability insurance policies for our properties in operation, as well as those in the course of construction, with coverage features and insured limits we believe are customary in their breadth and scope. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a pandemic or catastrophic nature, such as infectious disease, earthquakes, hurricanes and floods, or terrorist acts, or certain liabilities may be, or are, uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property.
Certain of our debt instruments and other material agreements require us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements.
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
We are subject to taxation and regulation by various government agencies, primarily in Macao, Singapore and the U.S. (federal, state and local levels). From time to time, U.S. federal, state, local and foreign governments make substantive changes to income tax, indirect tax and gaming tax rules and the application of these rules, which could result in higher taxes than would be incurred under existing tax law or interpretation, such as the casino tax rates in Singapore that will increase and move to a tiered structure on March 1, 2022. In particular, government agencies may make changes that could reduce the profits we can effectively realize from our non-U.S. operations. Like most U.S. companies, our effective income tax rate reflects the fact that income earned and reinvested outside the U.S. is taxed at local rates, which are often lower than U.S. tax rates.

If changes in tax laws and regulations were to significantly increase the tax rates on gaming revenues or income, these changes could increase our tax expense and liability, and therefore, could have a material adverse effect on our financial condition, results of operations and cash flows.
The failure to maintain the integrity of our information and information systems or comply with applicable privacy and data security requirements and regulations could harm our reputation and adversely affect our business.
Our business requires the collection and retention of large volumes of data and non-electronic information, including credit card numbers and other information in various information systems we maintain and in those maintained by third parties with whom we contract and may share data. We also maintain internal information about our employees and information relating to our operations. The integrity and protection of that information are important to us. Our collection of such information is subject to extensive private and governmental regulation.
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
We have experienced a sophisticated criminal cybersecurity attack in the past and may experience with more frequency global cybersecurity and information security threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. There has been an increase in criminal cybersecurity attacks against companies where customer and company information has been compromised and company data has been destroyed. Our information systems and records, including those we maintain with third-party service providers, may be subject to cyber-attacks and information security breaches. Cyber-attacks and information security breaches may include attempts to access information, computer malware such as viruses, denial of service, ransomware attacks that encrypt, exfiltrate, or otherwise render data unusable or unavailable in an effort to extort money or other consideration as a condition to purportedly returning the data to a usable form, operator errors or misuse, or inadvertent releases of data or documents, and other forms of electronic and non-electronic information security breaches. Our data security measures are reviewed regularly and we rely on proprietary and commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of customer and employee information. We also rely extensively on computer systems to process transactions, maintain information, and manage our businesses. Our third-party information system service providers and other third parties that share data with us pursuant to contractual agreements also face risks relating to cybersecurity and privacy, and we do not directly control any of such parties' information security or privacy operations. For example, the systems currently used for the transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, are determined and controlled by the payment card industry, not us. Our gaming operations rely heavily on technology services provided by third parties. In the event there is an interruption of these services to us, it may have an adverse effect on our operations and financial condition. Disruptions in the availability of our computer systems, or those of third parties we engage to provide gaming operating systems for the facilities we operate, through cybersecurity attacks or otherwise, could impact our ability to service our customers and adversely affect our sales and the results of operations.
A significant theft, destruction, loss or fraudulent use of information maintained by us or by a third-party service provider could have an adverse effect on our reputation, cause a material disruption to our operations and management team and result in remediation expenses (including liability for stolen assets or information, repairing system damage and offering incentives to customers or business partners to maintain their relationships after an attack) and regulatory fines, penalties and corrective actions, or lawsuits by regulators, third-party service providers, third parties that share data with us pursuant to contractual agreements and/or people whose data is or may be impacted. Such theft, destruction, loss or fraudulent use could also result in litigation by stockholders. Advances in computer software capabilities and encryption technology, new tools, and other developments, including continuously evolving attack methods that may exploit vulnerabilities based on these advances, may increase the risk of a security breach or other intrusion. In addition, we may incur increased cybersecurity and privacy protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. There can be no assurance the insurance the Company has in place relating to cybersecurity and privacy risks will be sufficient in the event of a major cybersecurity or privacy event. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our subconcession agreement expires on June 26, 2022. Unless our subconcession is extended, all of Venetian Macao Limited's ("VML") casino premises and gaming-related equipment will be transferred automatically to the Macao government on that date without compensation to us and we will cease to generate gaming revenues from these operations. Beginning on December 26, 2017, the Macao government may redeem the subconcession agreement by providing us at least one-year prior notice. In the event the Macao government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of this compensation or indemnity will be determined based on the amount of gaming and non-gaming revenue generated by The Venetian Macao during the tax year prior to the redemption multiplied by the number of remaining years before expiration of the subconcession. We cannot assure you we will be able to renew or extend our subconcession agreement on terms favorable to us or at all. We also cannot assure you that if our subconcession is redeemed, the compensation paid will be adequate to compensate us for the loss of future revenues.
Our Macao subconcession and Singapore concession can be terminated under certain circumstances without compensation to us, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
The Macao government has the right, after consultation with Galaxy Casino Company Limited, to unilaterally terminate our subconcession in the event of VML's serious non-compliance with its basic obligations under the subconcession and applicable Macao laws. Upon termination of our subconcession, our casinos and gaming-related equipment would automatically be transferred to the Macao government without compensation to us and we would cease to generate any revenues from these operations. The loss of our subconcession would prohibit us from conducting gaming operations in Macao, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
The development agreements between MBS and the STB contains events of default that could permit the STB to terminate the agreement without compensation to us. If the development agreements are terminated, we could lose our right to operate the Marina Bay Sands and our investment in Marina Bay Sands could be lost.
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

The 2019 Novel Coronavirus outbreak has resulted in the Chinese government placing quarantines on various cities disallowing residents to travel outside of the quarantined area and the China IVS being suspended. The Hong Kong SAR government temporarily closed the Hong Kong Macao Ferry Terminal in Hong Kong, and several global airlines have suspended flights to and from China. A number of countries, including Singapore and the United States, have issued travel warnings with regard to China and implemented steps to restrict inbound travel from China. Macao has experienced an 83% decrease in visitation during the first seven days of the Chinese New Year in January 2020, versus the comparable period in 2019.
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
The proliferation of gaming venues, especially in Southeast Asia, could have a material adverse effect on our financial condition, results of operations and cash flows.
The Macao and Singapore governments could grant additional rights to conduct gaming in the future, which could have a material adverse effect on our financial condition, results of operations and cash flows.
We hold a subconcession under one of only six gaming concessions and subconcessions authorized by the Macao government to operate casinos in Macao through June 26, 2022. We hold one of two licenses granted by the Singapore government to operate a casino in Singapore during an exclusive period expiring on January 1, 2031. If the Macao government were to allow additional gaming operators in Macao or the Singapore government were to license additional casinos, we would face additional competition, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We are currently not required to pay corporate income taxes on our casino gaming operations in Macao due to an exemption granted by the Macao government. Additionally, we currently have an agreement with the Macao government providing a fixed annual payment as a substitution for a 12% tax otherwise due from VML's shareholders on dividends distributed from our Macao gaming operations. These tax arrangements expire on June 26, 2022.
We have had the benefit of a corporate tax exemption in Macao, which exempts us from paying the 12% corporate income tax on profits generated by the operation of casino games, but does not apply to our non-gaming activities. We will continue to benefit from this tax exemption through June 26, 2022, the date our subconcession agreement expires. Additionally, we entered into an agreement with the Macao government in April 2019, effective through June 26, 2022, providing an annual payment as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. We intend to request extensions of these tax arrangements; however, there is no certainty either of these tax arrangements will be extended beyond their expiration dates.
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
Any person who acquires beneficial ownership of more than 10% of our voting securities will be required to apply to the Nevada Commission for a finding of suitability within 30 days after the Chair of the Nevada Board mails a written notice requiring the filing. Under certain circumstances, an "institutional investor" as defined under the regulations of the Nevada Commission, which acquires beneficial ownership of more than 10%, but not more than 25%, of our voting securities (subject to certain additional holdings as a result of certain debt restructurings or stock repurchase programs under the Nevada Act), may apply to the Nevada Commission for a waiver of such finding of suitability requirement if the institutional investor holds our voting securities only for investment purposes. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the Nevada Commission to file an application for a finding of suitability as such. In either case, a finding of suitability is comparable to licensing and the applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting the investigation.
Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Authorities may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice a person is unsuitable to be a stockholder or to have any other relationship with us or a licensed subsidiary, we, or any of the licensed subsidiaries:

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
Under the Development Agreement with the STB, we paid SGD 1.20 billion (approximately $756 million at exchange rates in effect at the time of the transaction) in premium payments for the 60-year lease of the land on which the Marina Bay Sands is located. In connection with the Second Development Agreement with the STB, we paid $963 million in premium payments for the lease of the parcels of land underlying the proposed MBS Expansion Project site, which will be effective until August 21, 2066.
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

PART II
ITEM 5. — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock trades on the NYSE under the symbol "LVS." As of February 4, 2020, there were 763,684,915 shares of our common stock outstanding that were held by 322 stockholders of record.
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
Common Stock Dividends
In January 2020, our Board of Directors declared a quarterly dividend of $0.79 per common share (a total estimated to be approximately $603 million) to be paid on March 26, 2020, to stockholders of record on March 18, 2020. We expect this level of dividend to continue quarterly through the remainder of 2020. Our Board of Directors will continue to assess the level and appropriateness of any cash dividends.
Recent Sales of Unregistered Securities
There have not been any sales by the Company of equity securities in the last three fiscal years that have not been registered under the Securities Act of 1933.

Purchases of Equity Securities by the Issuer
The following table provides information about share repurchases we made of our common stock during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
October 1, 2019 — October 31, 2019	—	$—	—	$1,216
November 1, 2019 — November 30, 2019	—	$—	—	$1,216
December 1, 2019 — December 31, 2019	4,682,678	$64.07	4,682,678	$916
____________________

(1)	Calculated excluding commissions.

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

Performance Graph
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor's 500 Index and the Dow Jones US Gambling Index, during the five years ended December 31, 2019. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Las Vegas Sands Corp.	$100.00	$79.50	$102.35	$139.41	$109.35	$152.47
S&P 500	$100.00	$101.37	$113.49	$138.26	$132.19	$173.80
Dow Jones US Gambling Index	$100.00	$76.66	$98.28	$137.73	$95.57	$141.02
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
We adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, effective January 1, 2018, by applying the full retrospective method. Revenues and operating expenses for the year ended December 31, 2015 were not revised and are presented in accordance with ASC 605, Revenue Recognition, and related interpretations.
We adopted ASC 842, Leases, effective January 1, 2019, on a prospective basis. See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 14 — Leases" for further information regarding these changes. Total assets for the years ended December 31, 2018, 2017, 2016 and 2015 were not revised and are presented in accordance with ASC 840, Leases, and related interpretations.

	Year Ended December 31,
	2019(1)	2018(2)	2017(3)	2016(4)	2015
	(In millions, except per share data)
STATEMENT OF OPERATIONS DATA
Net revenues	$13,739	$13,729	$12,728	$11,271	$11,688
Operating expenses	10,041	9,978	9,264	8,769	8,847
Operating income	3,698	3,751	3,464	2,502	2,841
Interest income	74	59	16	10	15
Interest expense, net of amounts capitalized	(555)	(446)	(327)	(274)	(265)
Other income (expense)	23	26	(94)	31	31
Gain on sale of Sands Bethlehem	556	—	—	—	—
Loss on modification or early retirement of debt	(24)	(64)	(5)	(5)	—
Income before income taxes	3,772	3,326	3,054	2,264	2,622
Income tax (expense) benefit	(468)	(375)	209	(239)	(236)
Net income	3,304	2,951	3,263	2,025	2,386
Net income attributable to noncontrolling interests	(606)	(538)	(455)	(346)	(420)
Net income attributable to Las Vegas Sands Corp.	$2,698	$2,413	$2,808	$1,679	$1,966
Per share data:
Basic and diluted earnings per share	$3.50	$3.07	$3.55	$2.11	$2.47
Cash dividends declared per common share(5)	$3.08	$3.00	$2.92	$2.88	$2.60
OTHER DATA
Capital expenditures	$1,216	$949	$837	$1,398	$1,529

	December 31,
	2019(6)	2018(7)	2017	2016	2015
	(In millions)
BALANCE SHEET DATA
Total assets	$23,199	$22,547	$20,687	$20,469	$20,863
Long-term debt	$12,422	$11,874	$9,344	$9,428	$9,249
Total Las Vegas Sands Corp. stockholders' equity	$5,187	$5,684	$6,486	$6,177	$6,817
_________________________

(1)
We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019. During the year ended December 31, 2019, we recorded a gain on the sale of Sands Bethlehem of $556 million.

(2)
During the year ended December 31, 2018, we recorded a $64 million loss on early retirement of debt primarily due to the retirement of the 2016 VML Credit Facility in connection with the issuance of the SCL Senior Notes.

(3)
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

(4)
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

(5)
During the years ended December 31, 2019, 2018, 2017, 2016, and 2015, we paid quarterly dividends of $0.77, $0.75, $0.73, $0.72 and $0.65, respectively, per common share as part of a regular cash dividend program.

(6)
During the year ended December 31, 2019, LVSC issued four series of unsecured notes in an aggregate principal amount of $4.0 billion, a portion of which was used to repay in full the outstanding borrowings under the 2013 U.S. Credit Facility and repurchase shares of our common stock. See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt."

(7)
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
Overview
We continue to benefit from strong operating performances across our properties as described in more detail below. During 2019, we had accomplishments in furthering several of our strategic objectives. We continued progress on our key development projects in Macao for the conversion of Sands Cotai Central into The Londoner Macao and opened gaming spaces in The Grand Suites at Four Seasons along with having certain luxury suites available for simulation purposes. In Singapore, we have initiated the development activities and secured financing to fund construction costs associated with the MBS Expansion Project. Finally, we continued to strengthen our balance sheet with the sale of Sands Bethlehem and the issuance of LVSC Senior Notes in July to refinance our U.S. credit facility, and in November to provide funds for general corporate purposes and share repurchases. On May 31, 2019, we closed the sale of Sands Bethlehem in Pennsylvania. At closing, we received $1.16 billion in net cash proceeds and recorded a gain on the sale of $556 million.
In early January 2020, an outbreak of a respiratory illness caused by a novel coronavirus was identified in Wuhan, Hubei Province, China (the “2019 Novel Coronavirus”). Certain cities in China are currently under quarantine and citizens across China have been advised to avoid non-essential travel. Steps have also been taken by various countries around the world, including those we operate in, to restrict inbound travel from mainland China to contain the spread of the virus.
The China Individual Visit Scheme to Macao ("China IVS") has been suspended, and on February 4, 2020, the Hong Kong SAR government temporarily closed the Hong Kong Macao Ferry Terminal in Hong Kong. SCL has therefore suspended all Cotai Water Jet Ferry operations between Macao and Hong Kong until further notice. The Macao Government Tourism Office disclosed total visitation from mainland China to Macao declined 83% over the first seven days of Chinese New Year in January 2020 as compared to the same period for Chinese New Year in 2019
On February 4, 2020 the Macao government announced the suspension of casino operations from February 5, 2020. If our casinos in Macao are not permitted to resume normal operations, travel restrictions such as those related to the China IVS and other global restrictions on inbound travel from mainland China are not lifted, or the global response to contain the spread of the 2019 Novel Coronavirus escalates or is unsuccessful, our operations in Macao will be materially impacted and our operations in Singapore and Las Vegas could be adversely impacted. Given the dynamic nature of these circumstances, the related impact on our results of operations, cash flows and financial condition cannot be reasonably estimated at this time.
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
Key Operating Revenue Measurements
Operating revenues at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Marina Bay Sands and our Las Vegas Operating Properties are dependent upon the volume of customers who stay at the hotel, which affects the price charged for hotel rooms and our gaming volume. Operating revenues at Sands Macao are principally driven by casino customers who visit the property on a daily basis.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip win percentage is expected to be 3.0% to 3.3% in Macao and Singapore. Actual win percentage may vary from our expected win percentage and historical win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 14.7% and 23.9%, respectively, of our table games play was conducted on a credit basis for the year ended December 31, 2019.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Based upon our mix of table games, our table games are expected to produce a win percentage of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Actual win percentage may vary from our expected win percentage and historical win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 66.8% of our table games play at our Las Vegas Operating Properties, for the year ended December 31, 2019, was conducted on a credit basis.
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
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Summary Financial Results
Net revenues were $13.74 billion, compared to $13.73 billion for the year ended December 31, 2018. Operating income decreased 1.4% to $3.70 billion for the year ended December 31, 2019, compared to $3.75 billion for the year ended December 31, 2018. The decrease in operating income was primarily due to a nonrecurring legal settlement, partially offset by decreased casino expenses, driven by the sale of Sands Bethlehem on May 31, 2019. Net income increased 12.0% to $3.30 billion for the year ended December 31, 2019, compared to $2.95 billion for the year ended December 31, 2018. The increase was primarily driven by the gain on sale of Sands Bethlehem of $556 million, partially offset by a $109 million increase in interest expense, net of amounts capitalized, a $93 million increase in tax expense and the decrease in operating income. Adjusted property EBITDA for the year ended December 31, 2019, increased 2.1% to $5.39 billion, compared to $5.28 billion for the year ended December 31, 2018.
Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2019	2018	Percent Change
	(Dollars in millions)
Casino	$9,828	$9,819	0.1%
Rooms	1,752	1,733	1.1%
Food and beverage	897	865	3.7%
Mall	716	690	3.8%
Convention, retail and other	546	622	(12.2)%
Total net revenues	$13,739	$13,729	0.1%
Consolidated net revenues were $13.74 billion for the year ended December 31, 2019, an increase of $10 million compared to $13.73 billion for the year ended December 31, 2018. The increase was primarily driven by increases of $188 million and $136 million at our Macao properties and our Las Vegas Operating Properties, respectively, primarily due to increased casino revenues. The increase was partially offset by a $309 million decrease due to the sale of Sands Bethlehem on May 31, 2019.

Net casino revenues increased $9 million compared to the year ended December 31, 2018. The increase was primarily attributable to a $202 million increase at our Macao operating properties, driven by increases in Non-Rolling Chip win percentage and drop, and an $87 million increase at our Las Vegas Operating Properties, driven by increases in table games win percentage and slot handle. The increase was partially offset by a $269 million decrease due to the sale of Sands Bethlehem on May 31, 2019. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2019	2018	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$2,875	$2,829	1.6%
Non-Rolling Chip drop	$9,275	$9,068	2.3%
Non-Rolling Chip win percentage	26.2%	24.7%	1.5	pts
Rolling Chip volume	$25,715	$32,148	(20.0)%
Rolling Chip win percentage	3.29%	3.55%	(0.26	)pts
Slot handle	$3,952	$3,303	19.6%
Slot hold percentage	4.8%	4.6%	0.2	pts
Sands Cotai Central
Total casino revenues	$1,541	$1,622	(5.0)%
Non-Rolling Chip drop	$6,586	$6,722	(2.0)%
Non-Rolling Chip win percentage	22.7%	21.4%	1.3	pts
Rolling Chip volume	$5,364	$10,439	(48.6)%
Rolling Chip win percentage	3.36%	3.59%	(0.23	)pts
Slot handle	$4,107	$4,811	(14.6)%
Slot hold percentage	4.2%	3.9%	0.3	pts
The Parisian Macao
Total casino revenues	$1,376	$1,265	8.8%
Non-Rolling Chip drop	$4,522	$4,323	4.6%
Non-Rolling Chip win percentage	23.1%	21.1%	2.0	pts
Rolling Chip volume	$16,121	$19,049	(15.4)%
Rolling Chip win percentage	3.43%	3.19%	0.24	pts
Slot handle	$4,217	$4,837	(12.8)%
Slot hold percentage	3.7%	2.9%	0.8	pts
The Plaza Macao and Four Seasons Hotel Macao
Total casino revenues	$650	$502	29.5%
Non-Rolling Chip drop	$1,473	$1,365	7.9%
Non-Rolling Chip win percentage	24.4%	24.9%	(0.5	)pts
Rolling Chip volume	$13,368	$13,100	2.0%
Rolling Chip win percentage	3.88%	2.95%	0.93	pts
Slot handle	$518	$565	(8.3)%
Slot hold percentage	6.0%	6.1%	(0.1	)pts
Sands Macao
Total casino revenues	$576	$598	(3.7)%
Non-Rolling Chip drop	$2,634	$2,565	2.7%
Non-Rolling Chip win percentage	18.3%	18.4%	(0.1	)pts
Rolling Chip volume	$4,605	$5,705	(19.3)%
Rolling Chip win percentage	2.52%	3.12%	(0.60	)pts
Slot handle	$2,596	$2,569	1.1%
Slot hold percentage	3.3%	3.1%	0.2	pts

	Year Ended December 31,
	2019	2018	Change
	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total casino revenues	$2,167	$2,178	(0.5)%
Non-Rolling Chip drop	$5,194	$5,352	(3.0)%
Non-Rolling Chip win percentage	20.7%	20.0%	0.7	pts
Rolling Chip volume	$29,504	$27,164	8.6%
Rolling Chip win percentage	3.40%	3.50%	(0.10	)pts
Slot handle	$14,183	$14,578	(2.7)%
Slot hold percentage	4.6%	4.5%	0.1	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$444	$357	24.4%
Table games drop	$1,945	$1,866	4.2%
Table games win percentage	19.2%	15.0%	4.2	pts
Slot handle	$2,960	$2,787	6.2%
Slot hold percentage	8.2%	8.3%	(0.1	)pts
Sands Bethlehem(1)
Total casino revenues	$199	$468	(57.5)%
Table games drop	$453	$1,134	(60.1)%
Table games win percentage	20.2%	17.9%	2.3	pts
Slot handle	$2,007	$4,795	(58.1)%
Slot hold percentage	6.3%	6.4%	(0.1	)pts
_________________________

(1)	We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues increased $19 million compared to the year ended December 31, 2018. The increase was primarily due to increases of $20 million and $11 million at our Las Vegas Operating Properties and Marina Bay Sands, respectively, driven by increases in occupancy and ADR. This increase was partially offset by a $9 million decrease due to the sale of Sands Bethlehem on May 31, 2019, and an $11 million decrease at Sands Cotai Central. Due to the conversion to The Londoner Macao, there were approximately 8% fewer rooms available at Sands Cotai Central in 2019 compared to 2018. The following table summarizes the results of our room activity:

	Year Ended December 31,
	2019	2018	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$222	$223	(0.4)%
Occupancy rate	95.9%	95.9%	—
Average daily room rate (ADR)	$227	$225	0.9%
Revenue per available room (RevPAR)	$217	$216	0.5%
Sands Cotai Central
Total room revenues	$320	$331	(3.3)%
Occupancy rate	96.8%	94.8%	2.0	pts
Average daily room rate (ADR)	$160	$157	1.9%
Revenue per available room (RevPAR)	$155	$149	4.0%
The Parisian Macao
Total room revenues	$130	$124	4.8%
Occupancy rate	97.2%	96.3%	0.9	pts
Average daily room rate (ADR)	$159	$155	2.6%
Revenue per available room (RevPAR)	$155	$149	4.0%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$41	$39	5.1%
Occupancy rate	91.3%	88.7%	2.6	pts
Average daily room rate (ADR)	$332	$323	2.8%
Revenue per available room (RevPAR)	$303	$286	5.9%
Sands Macao
Total room revenues	$18	$17	5.9%
Occupancy rate	99.8%	98.6%	1.2	pts
Average daily room rate (ADR)	$175	$164	6.7%
Revenue per available room (RevPAR)	$175	$162	8.0%
Singapore Operations:
Marina Bay Sands
Total room revenues	$404	$393	2.8%
Occupancy rate	97.6%	96.7%	0.9	pts
Average daily room rate (ADR)	$450	$441	2.0%
Revenue per available room (RevPAR)	$439	$426	3.1%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$610	$590	3.4%
Occupancy rate	95.3%	94.6%	0.7	pts
Average daily room rate (ADR)	$251	$243	3.3%
Revenue per available room (RevPAR)	$239	$230	3.9%

Sands Bethlehem(1)
Total room revenues	$7	$16	(56.3)%
Occupancy rate	92.6%	92.8%	(0.2	)pts
Average daily room rate (ADR)	$159	$163	(2.5)%
Revenue per available room (RevPAR)	$147	$151	(2.6)%
_________________________

(1)	We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.
Food and beverage revenues increased $32 million compared to the year ended December 31, 2018. The increase was primarily due to a $30 million increase at Marina Bay Sands, driven by the opening of new restaurants and a night club. Additionally, our Las Vegas Operating Properties increased $23 million, due to increases in banquet operations, in-suite dining volume and the opening of new restaurants, partially offset by a $15 million decrease due to the sale of Sands Bethlehem.

Mall revenues increased $26 million compared to the year ended December 31, 2018. The increase was primarily due to increases of $20 million and $6 million at the Shoppes at Venetian and The Shoppes at Marina Bay Sands, respectively, driven by increases in base rents as a result of store renewals and new tenants and increases in overage rents, and an increase of $6 million at the Shoppes at Four Seasons driven by an increase in overage rent, partially offset by a decrease of $4 million at the Shoppes at Parisian due to a decrease in base rents. For further information related to the financial performance of our malls, see "Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Year Ended December 31,
	2019	2018	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$253	$233	8.6%
Mall gross leasable area (in square feet)	812,938	813,376	(0.1)%
Occupancy	91.4%	90.3%	1.1	pts
Base rent per square foot	$277	$263	5.3%
Tenant sales per square foot	$1,709	$1,746	(2.1)%
Shoppes at Cotai Central(1)
Total mall revenues	$70	$69	1.4%
Mall gross leasable area (in square feet)	525,222	519,681	1.1%
Occupancy	90.1%	91.5%	(1.4	)pts
Base rent per square foot	$107	$108	(0.9)%
Tenant sales per square foot	$934	$892	4.7%
Shoppes at Parisian
Total mall revenues	$53	$57	(7.0)%
Mall gross leasable area (in square feet)	295,920	295,915	—
Occupancy	86.2%	89.8%	(3.6	)pts
Base rent per square foot	$149	$156	(4.5)%
Tenant sales per square foot	$785	$649	21.0%
Shoppes at Four Seasons
Total mall revenues	$151	$145	4.1%
Mall gross leasable area (in square feet)	242,425	241,548	0.4%
Occupancy	95.0%	99.0%	(4.0	)pts
Base rent per square foot	$544	$460	18.3%
Tenant sales per square foot	$5,478	$4,373	25.3%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$185	$179	3.4%
Mall gross leasable area (in square feet)	593,714	606,362	(2.1)%
Occupancy	96.4%	95.4%	1.0	pts
Base rent per square foot	$270	$258	4.7%
Tenant sales per square foot	$2,062	$1,898	8.6%
_________________________

Note:	This table excludes the results of mall operations at Sands Macao and Sands Bethlehem.

(1)
The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central's renovation, rebranding and expansion to The Londoner Macao.

Convention, retail and other revenues decreased $76 million compared to the year ended December 31, 2018. The decrease is primarily driven by a $38 million decrease in our ferry operations due to the opening of the Hong Kong-

Zhuhai-Macao bridge in October 2018 and the ongoing situation in Hong Kong since June 2019, a $13 million decrease due to the sale of Sands Bethlehem on May 31, 2019, and the receipt of insurance proceeds in Macao during the year ended December 31, 2018, related to Typhoon Hato and Typhoon Mangkhut.
Operating Expenses
Our operating expenses consisted of the following:

	Year Ended December 31,
	2019	2018	Percent Change
	(Dollars in millions)
Casino	$5,304	$5,448	(2.6)%
Rooms	444	438	1.4%
Food and beverage	702	673	4.3%
Mall	78	79	(1.3)%
Convention, retail and other	304	336	(9.5)%
Provision for doubtful accounts	30	5	500.0%
General and administrative	1,502	1,483	1.3%
Corporate	313	202	55.0%
Pre-opening	34	6	466.7%
Development	24	12	100.0%
Depreciation and amortization	1,165	1,111	4.9%
Amortization of leasehold interests in land	51	35	45.7%
Loss on disposal or impairment of assets	90	150	(40.0)%
Total operating expenses	$10,041	$9,978	0.6%
Operating expenses were $10.04 billion for the year ended December 31, 2019, an increase of $63 million compared to $9.98 billion for the year ended December 31, 2018. The increase in operating expenses was driven by a nonrecurring legal settlement, partially offset by a decrease in casino expenses, primarily due to the sale of Sands Bethlehem.
Casino expenses decreased $144 million compared to the year ended December 31, 2018. The decrease was primarily attributable to a $179 million decrease due to the sale of Sands Bethlehem. The decrease was partially offset by increases of $12 million and $11 million at our Las Vegas Operating Properties and our Macao properties, respectively, driven by increased casino revenues.
The provision for doubtful accounts was $30 million for the year ended December 31, 2019, compared to $5 million for the year ended December 31, 2018. The increase resulted from collections of previously reserved customer balances during year ended December 31, 2018. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe the amount of our provision for doubtful accounts in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
Corporate expenses increased $111 million compared to the year ended December 31, 2018. The increase was primarily due to a nonrecurring legal settlement.
Pre-opening expenses represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses increased $28 million compared to the year ended December 31, 2018, primarily due to the opening of new venues at Marina Bay Sands and our on-going development projects in Macao. Development expenses include the costs associated with the Company's evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Depreciation and amortization expense increased $54 million compared to the year ended December 31, 2018. The increase was primarily due to a $46 million increase at our Macao operating properties, primarily driven by a $20 million increase due to the acceleration of deprecation due to The Londoner Macao project and from other capital projects placed into service at each of the other operating properties. Amortization of leasehold interest in land increased $14 million, driven by the increase of leasehold interest in land in connection with the MBS Expansion Project.

Loss on disposal or impairment of assets was $90 million for the year ended December 31, 2019, compared to $150 million for the year ended December 31, 2018. The loss for the year ended December 31, 2019, consisted primarily of a $65 million impairment of our ferries in Macao. The loss for the year ended December 31, 2018, consisted primarily of a $128 million write-off of costs related to preparing the site for The Grand Suites at Four Seasons project.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18 — Segment Information" for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income):

	Year Ended December 31,
	2019	2018	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$1,407	$1,378	2.1%
Sands Cotai Central	726	759	(4.3)%
The Parisian Macao	544	484	12.4%
The Plaza Macao and Four Seasons Hotel Macao	345	262	31.7%
Sands Macao	175	178	(1.7)%
Ferry Operations and Other	(8)	18	(144.4)%
	3,189	3,079	3.6%
Marina Bay Sands	1,661	1,690	(1.7)%
United States:
Las Vegas Operating Properties	487	394	23.6%
Sands Bethlehem(1)	52	116	(55.2)%
	539	510	5.7%
Consolidated adjusted property EBITDA(2)	$5,389	$5,279	2.1%
_________________________

(1)	We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.

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

Adjusted property EBITDA at our Macao operations increased $110 million compared to the year ended December 31, 2018. The increase was primarily due to increased casino revenues, driven by increases in Non-Rolling Chip win percentage and drop, and increased mall revenues, driven by increases in overage rents and base rents, due to store renewals and new tenants. The increase was partially offset by the impact of the construction associated with The Londoner Macao project and a decrease in our ferry operations in connection with the opening of the Hong Kong-Zhuhai-Macao bridge in October 2018 and the ongoing situation in Hong Kong since June 2019, and the receipt of insurance proceeds received during the year ended December 31, 2018, related to Typhoon Hato and Typhoon Mangkhut.
Adjusted property EBITDA at Marina Bay Sands decreased $29 million compared to the year ended December 31, 2018. The decrease was primarily due to a $25 million increase in general and administrative expenses, driven by increased payroll and related costs, property taxes and repair and maintenance costs.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $93 million compared to the year ended December 31, 2018. The increase was primarily due to increased casino revenues, driven by increases in table games win percentage and slot handle, and increased room revenues, resulting from increases in occupancy and ADR.
Adjusted property EBITDA at Sands Bethlehem decreased $64 million compared to the year ended December 31, 2018, resulting from the sale of the property closing on May 31, 2019.
Interest Expense
The following table summarizes information related to interest expense:

	Year Ended December 31,
	2019	2018
	(Dollars in millions)
Interest cost	$549	$434
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	15	15
Less — capitalized interest	(9)	(3)
Interest expense, net	$555	$446
Cash paid for interest	$471	$329
Weighted average total debt balance	$12,154	$10,992
Weighted average interest rate	4.5%	4.0%
Interest cost increased $115 million compared to the year ended December 31, 2018, resulting primarily from increases in our weighted average interest rate and weighted average total debt balance, due to the issuance of the SCL Senior Notes in August 2018, which carried a higher fixed interest rate compared to the variable rate on the 2016 VML Credit Facility and the issuance of the 2025 LVSC Senior Notes in November 2019 (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt").
Other Factors Affecting Earnings
Other income was $23 million for the year ended December 31, 2019, compared to $26 million during the year ended December 31, 2018. Other income during the year ended December 31, 2019, was primarily attributable to $24 million of foreign currency transaction gains, driven by U.S. dollar denominated debt held by SCL. The gain was partially offset by foreign currency transaction losses related to Singapore dollar denominated intercompany debt reported in U.S. dollars, resulting from the depreciation of the U.S. dollar versus the Singapore dollar during the period.
The loss on modification or early retirement of debt was $24 million for the year ended December 31, 2019, primarily due to the write-off of unamortized deferred financing costs resulting from the early retirement of our 2013 U.S. Credit Facility in connection with the issuance of the LVSC Senior Notes (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt — 2013 U.S. Credit Facility").
Our effective income tax rate was 12.4% for the year ended December 31, 2019, compared to 11.3% for the year ended December 31, 2018. The effective income tax rate for 2019 includes the impact of the gain on sale of Sands Bethlehem on May 31, 2019. The effective income tax rate for the year ended December 31, 2019, would have been

9.5% without the discrete income tax expense of $161 million resulting from the sale of Sands Bethlehem. U.S. tax reform made significant changes to U.S. income tax laws including lowering the U.S. corporate tax rate to 21% effective beginning in 2018 and transitioning from a worldwide tax system to a territorial tax system resulting in dividends from our foreign subsidiaries not being subject to U.S. income tax and creating a one-time tax on previously unremitted earnings of foreign subsidiaries. The effective tax rate for 2018 included a one-time discrete expense of $57 million resulting from recently issued guidance by the Internal Revenue Service related to certain international provisions of the Act. Our effective tax rate for 2018 would have been 9.6% without the one-time discrete expense. The discrete tax expense recorded during 2018 relates to an increase in the valuation allowance recorded on certain U.S. foreign tax credit assets as we determined these assets were no longer "more-likely-than-not" realizable due to concluding how the foreign tax credits allowed against the U.S. tax liability would be utilized.
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
The net income attributable to our noncontrolling interests was $606 million for the year ended December 31, 2019, compared to $538 million for the year ended December 31, 2018. These amounts are primarily related to the noncontrolling interest of SCL and reflect the increase in net income generated by SCL in 2019.

Additional Information Regarding our Retail Mall Operations
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the years ended December 31, 2019 and 2018:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands
	(In millions)
For the year ended December 31, 2019
Mall revenues:
Minimum rents(1)	$194	$110	$39	$37	$135
Overage rents	26	31	13	3	24
CAM, levies and direct recoveries	33	10	18	13	26
Total mall revenues	253	151	70	53	185
Mall operating expenses:
Common area maintenance	16	6	8	6	17
Marketing and other direct operating expenses	8	3	3	5	6
Mall operating expenses	24	9	11	11	23
Property taxes(2)	1	—	—	—	6
Provision for doubtful accounts	—	1	—	—	—
Mall-related expenses(3)	$25	$10	$11	$11	$29
For the year ended December 31, 2018
Mall revenues:
Minimum rents(1)	$180	$110	$38	$42	$129
Overage rents	21	25	14	3	22
CAM, levies and direct recoveries	32	10	17	12	28
Total mall revenues	233	145	69	57	179
Mall operating expenses:
Common area maintenance	15	6	7	6	17
Marketing and other direct operating expenses	9	3	3	4	7
Mall operating expenses	24	9	10	10	24
Property taxes(2)	—	—	—	—	6
Provision for doubtful accounts	—	—	1	1	—
Mall-related expenses(3)	$24	$9	$11	$11	$30
____________________

Note:	This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.

(1)	Minimum rents include base rents and straight-line adjustments of base rents.

(2)
Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. Each property is also eligible to obtain an additional six-year exemption, provided certain qualifications are met. To date, The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao and The Parisian Macao have obtained a second exemption. The second exemption for The Venetian Macao expired in July 2019, and the exemption for The Plaza Macao and Four Seasons Hotel Macao and The Parisian Macao, will be expiring in August 2020 and September 2028, respectively. Under the initial exemption, Sands Cotai Central has a distinct exemption for each hotel tower with expiration dates that range from May 2018 to April 2024. The Company is currently working on obtaining the second exemption for Sands Cotai Central.

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
In the table above, we believe taking total mall revenues less mall-related expenses provides an operating performance measure for our malls. Other mall operating companies may use different methodologies for deriving mall-related expenses. As such, this calculation may not be comparable to the NOI of other mall operating companies.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
A discussion of changes in our results of operations between 2018 and 2017 has been omitted from this Form 10-K and can be found in "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net cash generated from operating activities	$3,038	$4,701	$4,543
Cash flows from investing activities:
Net proceeds from sale of subsidiary	1,161	—	—
Capital expenditures	(1,216)	(949)	(837)
Proceeds from disposal of property and equipment	5	19	15
Acquisition of intangible assets	(53)	—	—
Net cash used in investing activities	(103)	(930)	(822)
Cash flows from financing activities:
Proceeds from exercise of stock options	54	79	40
Repurchase of common stock	(754)	(905)	(375)
Dividends paid and noncontrolling interest payments	(3,000)	(2,979)	(2,943)
Proceeds from long-term debt	4,000	7,593	654
Repayments of long-term debt	(3,536)	(5,178)	(858)
Payments of financing costs	(132)	(132)	(5)
Net cash used in financing activities	(3,368)	(1,522)	(3,487)
Effect of exchange rate on cash, cash equivalents and restricted cash	14	(18)	58
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(419)	2,231	292
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	4,661	2,430	2,138
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$4,242	$4,661	$2,430
A discussion of changes in cash flows between 2018 and 2017 has been omitted from this Form 10-K and can be found in "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. For the year ended December 31, 2019, net cash generated from operating activities decreased $1.66 billion compared to the year ended December 31, 2018. The decrease was primarily attributable to the $963 million land lease payment made in Singapore in connection with the MBS Expansion Project, an increase in interest cost as described above and a nonrecurring legal settlement. Additionally, working capital decreased versus the prior year due to lower levels of deposits from gaming customers and outstanding chips.
Cash Flows — Investing Activities
Capital expenditures for the year ended December 31, 2019, totaled $1.22 billion, including $762 million in Macao, which consisted of $298 million for The Plaza Macao and Four Seasons Hotel Macao primarily for The Grand Suites at Four Seasons, $282 million for Sands Cotai Central primarily for The Londoner Macao and $131 million for The Venetian Macao; $198 million at our Las Vegas Operating Properties; $195 million in Singapore; and $61 million for corporate and other activities.
Capital expenditures for the year ended December 31, 2018, totaled $949 million, including $535 million in Macao, which consisted primarily of $180 million for The Venetian Macao, $131 million for each of Sands Cotai Central and The Parisian Macao; $182 million in Singapore; $127 million at our Las Vegas Operating Properties; and $105 million for corporate and other activities.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $3.37 billion for the year ended December 31, 2019, which was primarily attributable to $3.0 billion in dividend payments, $754 million in common stock repurchases and $132 million in payments of financing costs, partially offset by proceeds of $495 million from the issuance of the 2025 LVSC Senior Note.
Net cash flows used in financing activities were $1.52 billion for the year ended December 31, 2018, which was primarily attributable to $2.98 billion in dividend payments and $905 million in common stock repurchases, partially offset by net proceeds of $2.42 billion from the issuance of the SCL Senior Notes and borrowings under the 2013 U.S. Credit Facility.
As of December 31, 2019, we had $3.95 billion available for borrowing under our U.S., Macao and Singapore revolving facilities, net of letters of credit. Additionally, we had $2.78 billion available for borrowing under the 2012 Singapore Delayed Draw Term Facility to finance construction costs incurred in connection with the MBS Expansion Project.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt") and operating cash flows.
In July 2019, LVSC issued, in a public offering, three series of senior unsecured notes in an aggregate principal amount of $3.50 billion. A portion of the net proceeds from the offering was used to repay in full the outstanding borrowings under the 2013 U.S. Credit Facility. In November 2019, LVSC issued, in a public offering, an additional series of senior unsecured notes in an aggregate principal amount of $500 million. A portion of the net proceeds from the offering was used for general corporate purposes, including repurchases of shares of our common stock. (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt — Corporate and U.S. Related Debt — LVSC Senior Notes").
Our U.S., Macao and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio of debt or net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined ("Adjusted EBITDA"). As of December 31, 2019, our U.S., Macao and Singapore leverage ratios, as defined per the respective credit facility agreements, were 1.2x, 1.8x and 2.0x, respectively, compared to the maximum leverage ratios allowed of 4.0x, 4.0x and 4.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
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
We held unrestricted cash and cash equivalents of approximately $4.23 billion and restricted cash and cash equivalents of approximately $16 million as of December 31, 2019, of which approximately $2.89 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.89 billion, approximately $2.15 billion is available to be repatriated to the U.S., and we do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $3.95 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit, and $2.78 billion available for borrowing under the 2012 Singapore Delayed Draw Term Facility, as of December 31, 2019, will be sufficient to fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure.
During the year ended December 31, 2019, we paid a quarterly dividend of $0.77 per common share as part of a regular cash dividend program and recorded $2.37 billion as a distribution against retained earnings. In January 2020, our Board of Directors declared a quarterly dividend of $0.79 per common share (a total estimated to be approximately $603 million) to be paid on March 26, 2020, to shareholders of record on March 18, 2020. We expect this level of dividend to continue quarterly through the remainder of 2020. Our Board of Directors will continually assess the level and appropriateness of any cash dividends.
On February 22 and June 21, 2019, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.05 billion, of which we retained $1.44 billion during the year ended December 31, 2019). In January 2020, the Board of Directors of SCL declared a dividend of HKD 0.99 per share (a total of $1.03 billion, of which we will retain approximately $720 million) to SCL shareholders of record on February 5, 2020, which will be paid on February 21, 2020.
In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of our outstanding common stock, which was to expire in November 2018. In June 2018, our Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion and extending the expiration date to November 2020. During the year ended December 31, 2019, we repurchased 12,556,635 shares of our common stock for $754 million (including commissions) under this program. All share repurchases of our common stock have been recorded as treasury stock. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, cash flows, legal requirements, other investment opportunities and market conditions.

Aggregate Indebtedness and Other Known Contractual Obligations
Our total long-term indebtedness and other known contractual obligations are summarized below as of December 31, 2019:

	Payments Due by Period(1)
	2020	2021 - 2022	2023 - 2024	Thereafter	Total
	(In millions)
Long-Term Debt Obligations(2)
LVSC Senior Notes	$—	$—	$1,750	$2,250	$4,000
SCL Senior Notes	—	—	1,800	3,700	5,500
2012 Singapore Credit Facility	62	124	201	2,690	3,077
Finance Leases, Including Imputed Interest	9	9	—	—	18
Fixed Interest Payments	417	824	742	727	2,710
Variable Interest Payments(3)	96	186	178	102	562
Contractual Obligations
Operating Leases, Including Imputed Interest(4)	36	55	47	535	673
Mall Deposits(5)	52	63	24	13	152
Macao Annual Premium(6)	42	63	—	—	105
Other(7)	147	136	70	191	544
Total	$861	$1,460	$4,812	$10,208	$17,341
_______________________

(1)
As of December 31, 2019, we had an $81 million liability related to uncertain tax positions; we do not expect this liability to result in a payment of cash within the next 12 months. We are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions; therefore, such amounts are not included in the table.

(2)
See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt" for further details on these financing transactions and "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 14 — Leases" for further details on finance leases.

(3)	Based on the 1-month rate as of December 31, 2019, Singapore Swap Offer Rate ("SOR") of 1.49% plus the applicable interest rate spread in accordance with the respective debt agreements.

(4)
We are party to certain operating leases for real estate and various equipment, which primarily include $336 million related to long-term land leases in Macao with an anticipated lease term of 50-years, $134 million related to a 99-year lease agreement (84 years remaining) for a parking structure located adjacent to The Venetian Resort Las Vegas and $78 million related to certain leaseback agreements related to the sale of the Grand Canal Shoppes. See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 14 — Leases" for further details on operating leases.

(5)	Mall deposits consist of refundable security deposits received from mall tenants.

(6)
In addition to the 39% gross gaming win tax in Macao (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual premium with a fixed portion and a variable portion, which is based on the number and type of gaming tables and gaming machines we operate. Based on the gaming tables and gaming machines in operation as of December 31, 2019, the annual premium payable to the Macao government is approximately $42 million through the termination of the gaming subconcession in June 2022.

(7)
Primarily consists of all other non-cancellable contractual obligations and primarily relates to certain hotel and restaurant management and service agreements. The amounts exclude open purchase orders with our suppliers that have not yet been received as these agreements generally allow us the option to cancel, reschedule and adjust terms based on our business needs prior to the delivery of goods or performance of services.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than interest rate swaps.
Restrictions on Distributions
We are a parent company with limited business operations. Our main asset is the stock and membership interests of our subsidiaries. Certain of our debt instruments contain restrictions that, among other things, limit the ability of certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell certain of our assets of our Company without prior approval of the lenders or noteholders.
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

•
disruptions or reductions in travel, as well as disruptions in our operations, due to natural or man-made disasters, pandemics, epidemics or outbreaks of infectious or contagious diseases (such as the recent 2019 Novel Coronavirus situation), political instability, civil unrest, terrorist activity or war;

•	the uncertainty of consumer behavior related to discretionary spending and vacationing at our Integrated Resorts in Macao, Singapore and Las Vegas;

•	new developments, construction projects and ventures, including our Cotai Strip developments and MBS Expansion Project;

•	the extensive regulations to which we are subject and the costs of compliance or failure to comply with such regulations;

•	our ability to maintain our gaming licenses and subconcession in Macao, Singapore and Las Vegas;

•	fluctuations in currency exchange rates and interest rates;

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
Allowance for Doubtful Casino Accounts
We maintain an allowance, or reserve, for doubtful casino accounts at our operating casino resorts in Macao, Singapore and the U.S., which we regularly evaluate. We specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer's financial condition, collection history and any other known information, and we apply standard reserve percentages to aged account balances under the specified dollar amount. We also monitor regional and global economic conditions and forecasts in our evaluation of the adequacy of the recorded reserves. Credit or marker play was 14.7%, 23.9% and 66.8% of table games play at our Macao properties, Marina Bay Sands and Las Vegas Operating Properties, respectively, during the year ended December 31, 2019. Our allowance for doubtful casino accounts was 32.3% and 41.1% of gross casino receivables as of December 31, 2019 and 2018, respectively. The credit extended to gaming promoters can be offset by the commissions payable to said gaming promoters, which is considered in the establishment of the allowance for doubtful accounts. Our allowance for doubtful accounts from our hotel and other receivables is not material.
Litigation Accrual
We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions based on all relevant facts and circumstances currently available and include such accruals in other accrued liabilities in the consolidated balance sheets when it is determined such contingencies are both probable and reasonably estimable.
Property and Equipment
At December 31, 2019, we had net property and equipment of $14.84 billion, representing 64.0% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations, such as contractual life. Future events, such as property expansions, property developments, new competition or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. The estimated useful lives of assets are periodically reviewed and adjusted as necessary on a prospective basis.
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
Our foreign and U.S. tax rate differential reflects the fact that U.S. tax rates are higher than the statutory tax rates in Singapore and Macao of 17% and 12%, respectively. In August 2018, we received an additional exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance for the period January 1, 2019 through June 26, 2022, the date our subconcession agreement expires. Additionally, we entered into an agreement with the Macao government in April 2019, effective through June 26, 2022, providing for an annual payment of 38 million patacas (approximately $5 million at exchange rates in effect on December 31, 2019) that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. We intend to request extensions of these tax arrangements; however, there is no assurance we will receive the additional agreement.
Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is "more-likely-than-not" such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a "more-likely-than-not" realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring and tax planning strategies.
We recorded a valuation allowance on the net deferred tax assets of certain foreign jurisdictions of $279 million and $268 million as of December 31, 2019 and 2018, respectively, and a valuation allowance on certain net deferred tax assets of our U.S. operations of $4.51 billion and $4.50 billion as of December 31, 2019 and 2018, respectively. Management will reassess the realization of deferred tax assets each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent the financial results of these operations improve and it becomes "more-likely-than-not" the deferred tax assets are realizable, we will be able to reduce the valuation allowance in the period such determination is made, as appropriate.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is "more-likely-than-not" the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We recorded unrecognized tax benefits of $134 million and $118 million as of December 31, 2019 and 2018, respectively. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may be different.
Our major tax jurisdictions are the U.S., Macao, and Singapore. We could be subject to examination for tax years beginning 2010 in the U.S. and tax years beginning in 2015 in Macao and Singapore.
U.S. tax reform made significant changes to U.S. income tax laws including lowering the U.S. corporate tax rate to 21% effective beginning in 2018 and transitioning from a worldwide tax system to a territorial tax system resulting in dividends from our foreign subsidiaries not being subject to U.S. income tax and therefore, no longer generating U.S. foreign tax credits. As a result, during the year ended December 31, 2017, we recorded a tax benefit of $526 million relating to the reduction of the valuation allowance on certain deferred tax assets that were previously determined not likely to be utilized and also the revaluation of our U.S. deferred tax liabilities at the reduced corporate income tax rate of 21%. During the year ended December 31, 2018, we recorded a tax expense of $57 million resulting from guidance issued by the Internal Revenue Service related to certain international provisions of U.S. tax reform.
Recent Accounting Pronouncements
See related disclosure at "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements."
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
As of December 31, 2019, the estimated fair value of our long-term debt was approximately $13.21 billion, compared to its contractual value of $12.58 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $525 million. A hypothetical 100 basis point change in LIBOR and SOR would cause our annual interest cost on our long-term debt to change by approximately $86 million.
The total notional amount of our fixed-to-variable interest rate swaps was $5.50 billion as of December 31, 2019. The fair value of the interest rate swaps, on a stand-alone basis, as of December 31, 2019, was an asset of $81 million. A hypothetical 100 basis point change in LIBOR would cause the fair value of the interest rate swaps to change by approximately $34 million.
Foreign currency transaction gains for the year ended December 31, 2019, were $24 million primarily due to U.S. dollar denominated debt issued by SCL offset by Singapore dollar denominated intercompany debt reported in U.S. dollars. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of December 31, 2019, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $40 million and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $49 million. The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Las Vegas Sands Corp. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Casino Receivables — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
As discussed in Note 2 to the financial statements, accounts receivable at December 31, 2019 include credit extended to casino patrons and junket operators. The Company records an allowance for doubtful accounts based on the amount of probable credit losses. The Company determines the allowance by analyzing the collectability of patron and junket operator accounts using several factors including, age of the account, collection history, patron and junket operator financial condition, and other available information.

Auditing the valuation of accounts receivable involved a high degree of subjectivity in evaluating management’s judgments related to the collectability of patron and junket operator accounts receivable, especially as it relates to the evaluation of patron and junket operator assets available to repay amounts owed.
How the Critical Audit Matter Was Addressed in the Audit
We planned and performed the following procedures in connection with forming our overall opinion on the financial statements:

•
We tested the operating effectiveness of controls over the granting of casino credit, controls over the collection processes and management’s review controls over the assessment of the collectability of casino receivables, including the information used by management in those controls.

•
For a selection of casino receivables, we (1) obtained evidence related to payment history and correspondence with patron or junket operator, (2) evaluated management’s use of this information in establishing allowance for doubtful accounts, and (3) examined subsequent settlement, if any.

•	Performed a retrospective analysis of historical reserves evaluating subsequent collections and write-offs.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 7, 2020
We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Las Vegas Sands Corp. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019 of the Company and our report dated February 7, 2020, expressed an unqualified opinion on those financial statements and financial statement schedule.
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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 7, 2020

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$4,226	$4,648
Restricted cash and cash equivalents	16	13
Accounts receivable, net	844	726
Inventories	37	35
Prepaid expenses and other	182	144
Total current assets	5,305	5,566
Property and equipment, net	14,844	15,154
Deferred income taxes, net	282	368
Leasehold interests in land, net	2,272	1,198
Intangible assets, net	42	72
Other assets, net	454	189
Total assets	$23,199	$22,547
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$149	$178
Construction payables	334	189
Other accrued liabilities	2,396	2,435
Income taxes payable	275	244
Current maturities of long-term debt	70	111
Total current liabilities	3,224	3,157
Other long-term liabilities	513	179
Deferred income taxes	183	191
Deferred amounts related to mall sale transactions	350	401
Long-term debt	12,422	11,874
Total liabilities	16,692	15,802
Commitments and contingencies (Note 15)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 and 832 shares issued, 764 and 775 shares outstanding	1	1
Treasury stock, at cost, 69 and 57 shares	(4,481)	(3,727)
Capital in excess of par value	6,569	6,680
Accumulated other comprehensive loss	(3)	(40)
Retained earnings	3,101	2,770
Total Las Vegas Sands Corp. stockholders' equity	5,187	5,684
Noncontrolling interests	1,320	1,061
Total equity	6,507	6,745
Total liabilities and equity	$23,199	$22,547
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(In millions, except per share data)
Revenues:
Casino	$9,828	$9,819	$9,086
Rooms	1,752	1,733	1,586
Food and beverage	897	865	828
Mall	716	690	651
Convention, retail and other	546	622	577
Net revenues	13,739	13,729	12,728
Operating expenses:
Casino	5,304	5,448	4,876
Rooms	444	438	411
Food and beverage	702	673	640
Mall	78	79	77
Convention, retail and other	304	336	325
Provision for doubtful accounts	30	5	96
General and administrative	1,502	1,483	1,417
Corporate	313	202	173
Pre-opening	34	6	8
Development	24	12	13
Depreciation and amortization	1,165	1,111	1,171
Amortization of leasehold interests in land	51	35	37
Loss on disposal or impairment of assets	90	150	20
	10,041	9,978	9,264
Operating income	3,698	3,751	3,464
Other income (expense):
Interest income	74	59	16
Interest expense, net of amounts capitalized	(555)	(446)	(327)
Other income (expense)	23	26	(94)
Gain on sale of Sands Bethlehem	556	—	—
Loss on modification or early retirement of debt	(24)	(64)	(5)
Income before income taxes	3,772	3,326	3,054
Income tax (expense) benefit	(468)	(375)	209
Net income	3,304	2,951	3,263
Net income attributable to noncontrolling interests	(606)	(538)	(455)
Net income attributable to Las Vegas Sands Corp.	$2,698	$2,413	$2,808
Earnings per share:
Basic	$3.50	$3.07	$3.55
Diluted	$3.50	$3.07	$3.55
Weighted average shares outstanding:
Basic	771	786	792
Diluted	771	786	792
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net income	$3,304	$2,951	$3,263
Currency translation adjustment	42	(58)	125
Total comprehensive income	3,346	2,893	3,388
Comprehensive income attributable to noncontrolling interests	(611)	(534)	(447)
Comprehensive income attributable to Las Vegas Sands Corp.	$2,735	$2,359	$2,941
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders' Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
	(In millions)
Balance at January 1, 2017	$1	$(2,443)	$6,516	$(119)	$2,213	$1,318	$7,486
Cumulative effect adjustment from change in accounting principle	—	—	3	—	(2)	(1)	—
Net income	—	—	—	—	2,808	455	3,263
Currency translation adjustment	—	—	—	133	—	(8)	125
Exercise of stock options	—	—	35	—	—	5	40
Conversion of equity awards to liability awards	—	—	(3)	—	—	(1)	(4)
Stock-based compensation	—	—	29	—	—	5	34
Repurchase of common stock	—	(375)	—	—	—	—	(375)
Dividends declared ($2.92 per share) (Note 10)	—	—	—	—	(2,310)	(632)	(2,942)
Balance at December 31, 2017	1	(2,818)	6,580	14	2,709	1,141	7,627
Net income	—	—	—	—	2,413	538	2,951
Currency translation adjustment	—	—	—	(54)	—	(4)	(58)
Exercise of stock options	—	(4)	74	—	—	9	79
Stock-based compensation	—	—	26	—	—	4	30
Repurchase of common stock	—	(905)	—	—	—	—	(905)
Dividends declared ($3.00 per share) (Note 10)	—	—	—	—	(2,352)	(627)	(2,979)
Balance at December 31, 2018	1	(3,727)	6,680	(40)	2,770	1,061	6,745
Net income	—	—	—	—	2,698	606	3,304
Currency translation adjustment	—	—	—	37	—	5	42
Exercise of stock options	—	—	43	—	—	11	54
Stock-based compensation	—	—	31	—	—	4	35
Disposition of interest in majority-owned subsidiary, net of taxes	—	—	(185)	—	—	266	81
Repurchase of common stock	—	(754)	—	—	—	—	(754)
Dividends declared ($3.08 per share) and noncontrolling interest payments (Note 10)	—	—	—	—	(2,367)	(633)	(3,000)
Balance at December 31, 2019	$1	$(4,481)	$6,569	$(3)	$3,101	$1,320	$6,507
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Cash flows from operating activities:
Net income	$3,304	$2,951	$3,263
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	1,165	1,111	1,171
Amortization of leasehold interests in land	51	35	37
Amortization of deferred financing costs and original issue discount	33	35	42
Amortization of deferred gain on mall sale transactions	(5)	(5)	(4)
Loss on modification or early retirement of debt	24	64	5
Loss on disposal or impairment of assets	82	149	20
Gain on sale of Sands Bethlehem	(556)	—	—
Stock-based compensation expense	35	30	34
Provision for doubtful accounts	30	5	96
Foreign exchange (gain) loss	(21)	(26)	53
Deferred income taxes	157	113	(497)
Changes in operating assets and liabilities:
Accounts receivable	(150)	(119)	83
Other assets	(63)	(25)	26
Leasehold interests in land	(969)	(15)	(4)
Accounts payable	(26)	8	40
Other liabilities	(53)	390	178
Net cash generated from operating activities	3,038	4,701	4,543
Cash flows from investing activities:
Net proceeds from sale of Sands Bethlehem	1,161	—	—
Capital expenditures	(1,216)	(949)	(837)
Proceeds from disposal of property and equipment	5	19	15
Acquisition of intangible assets	(53)	—	—
Net cash used in investing activities	(103)	(930)	(822)
Cash flows from financing activities:
Proceeds from exercise of stock options	54	79	40
Repurchase of common stock	(754)	(905)	(375)
Dividends paid and noncontrolling interest payments	(3,000)	(2,979)	(2,943)
Proceeds from long-term debt (Note 8)	4,000	7,593	654
Repayments of long-term debt (Note 8)	(3,536)	(5,178)	(858)
Payments of financing costs	(132)	(132)	(5)
Net cash used in financing activities	(3,368)	(1,522)	(3,487)
Effect of exchange rate on cash, cash equivalents and restricted cash	14	(18)	58
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(419)	2,231	292
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	4,661	2,430	2,138
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$4,242	$4,661	$2,430

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$462	$326	$269
Cash payments for taxes, net of refunds	$253	$264	$230
Changes in construction payables	$145	$37	$(232)
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
Operations
The Company is a developer of destination properties ("Integrated Resorts") that feature premium accommodations, world-class gaming, entertainment and retail malls, convention and exhibition facilities, celebrity chef restaurants and other amenities.
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
The Company owns and operates The Venetian Macao, which anchors the Cotai Strip, the Company's master-planned development of Integrated Resorts on an area of approximately 140 acres in Macao. The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 374,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; a Paiza Club, a mall with retail and dining space of approximately 943,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.
The Company owns the Sands Cotai Central, an Integrated Resort situated across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Hotel Macao. The Sands Cotai Central opened in phases, beginning in April 2012. The property features four hotel towers: the first hotel tower, consisting of approximately 650 rooms and suites under the Conrad brand and approximately 600 London-themed suites upon completion of The Londoner Macao Hotel; the second hotel tower, consisting of approximately 1,800 rooms and suites under the Sheraton brand; the third hotel tower, consisting of approximately 2,100 rooms and suites under the Sheraton brand; and the fourth hotel tower, consisting of approximately 400 rooms and suites under the St. Regis brand. Within Sands Cotai Central, the Company also owns and currently operates approximately 367,000 square feet of gaming space, approximately 369,000 square feet of meeting space and approximately 525,000 square feet of retail space, as well as entertainment and dining facilities.
The Company owns The Parisian Macao, an Integrated Resort connected to The Venetian Macao and The Plaza Macao and Four Seasons Hotel Macao, which includes approximately 253,000 square feet of gaming space. The Parisian Macao also features approximately 2,500 rooms and suites; approximately 296,000 square feet of retail and dining space; a meeting room complex of approximately 63,000 square feet; and a 1,200-seat theater.
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
Singapore
The Company owns and operates the Marina Bay Sands in Singapore ("MBS"), which features three 55-story hotel towers (totaling approximately 2,600 rooms and suites), the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, a theater and a landmark iconic structure at the bay-front promenade that contains an art/science museum. The Company recently announced an expansion project at Marina Bay Sands, as further described below.
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
The Company is working with Madison Square Garden Company to bring a 400,000-square-foot venue built specifically for music and entertainment to Las Vegas. Madison Square Garden is currently building the MSG Sphere at The Venetian, an 18,000-seat venue, which will be located near, with connectivity to, the Las Vegas Operating Properties and is currently expected to open in 2021.
Pennsylvania
The Company previously owned and operated the Sands Casino Resort Bethlehem (the "Sands Bethlehem") in Bethlehem, Pennsylvania. On May 31, 2019, the Company closed the sale of Sands Bethlehem and received $1.16 billion in net cash proceeds and recorded a gain on the sale of $556 million. As there is no continuing involvement between the Company and Sands Bethlehem, the Company accounted for the transaction as a sale of a business. The Company concluded Sands Bethlehem does not have a material impact on the Company's overall operations or its consolidated financial results.
Subsequent Events
In early January 2020, an outbreak of a respiratory illness caused by a novel coronavirus was identified in Wuhan, Hubei Province, China. On February 4, 2020, the Macao government announced the suspension of casino operations from February 5, 2020. Additionally, there are travel restrictions such as those related to the China Individual Visit Scheme to Macao, the Hong Kong Macao Ferry Terminal closure and other countries restricting inbound travel from mainland China. The duration and intensity of this global health emergency and related disruptions is uncertain, including potential broader impacts outside of China if travel and visitation continues to be restricted and there is a resulting decline in Chinese tourist spending in Singapore or Las Vegas. Given the dynamic nature of these circumstances, the related impact on the Company’s operating segments in Macao and our consolidated results of operations, cash flows and financial condition will be material, but cannot be reasonably estimated at this time.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Development Projects
The Company regularly evaluates opportunities to improve its product offerings, such as refreshing its meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and its gaming areas, as well as other anticipated revenue generating additions to the Company's Integrated Resorts.
Macao
The Company previously announced the renovation, expansion and rebranding of the Sands Cotai Central into a new destination Integrated Resort, The Londoner Macao, by adding extensive thematic elements both externally and internally. The Londoner Macao will feature new attractions and features from London, including some of London’s most recognizable landmarks, such as the Houses of Parliament and Big Ben. The expanded retail will be rebranded as the Shoppes at Londoner and a number of new restaurants and bars will be added. The Londoner Tower Suites will add approximately 370 luxury suites. Upon completion of the project, the Holiday Inn-branded rooms and suites will be converted to approximately 600 London-themed suites, referred to as The Londoner Macao Hotel. The Company is utilizing suites as they are completed on a simulation basis for trial and feedback purposes. Construction has commenced and is being phased to minimize disruption during the property’s peak periods. The Company expects The Londoner Tower Suites to be completed in late 2020 and The Londoner Macao project to be completed in phases throughout 2020 and 2021.
The Company also previously announced The Grand Suites at Four Seasons, which will feature approximately 290 additional premium quality suites. The Company has initiated approved gaming operations in this space and is utilizing suites as they are completed on a simulation basis for trial and feedback purposes. The Company expects the project to be completed in the first half of 2020.
The Company anticipates the total costs associated with these development projects to be approximately $2.2 billion. The ultimate costs and completion dates for these projects are subject to change as the Company finalizes its planning and design work and completes the projects.
Singapore
In April 2019, MBS entered into the Second Development Agreement with the Singapore Tourism Board pursuant to which MBS has agreed to construct a development, which will include a hotel tower with approximately 1,000 rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats. The Second Development Agreement provides for a total project cost of approximately 4.5 billion Singapore dollar ("SGD," approximately $3.3 billion at exchange rates in effect on December 31, 2019), which investment must be completed within eight years from the effective date of the agreement. The amount of the total project cost will be finalized as the Company completes design and development and begins construction.
United States
The Company was constructing a high-rise residential condominium tower (the "Las Vegas Condo Tower"), located on the Las Vegas Strip within The Venetian Resort Las Vegas. In 2008, the Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company continues to evaluate the highest return opportunity for the project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, the Company could record a charge for some portion of the $129 million in capitalized construction costs (net of depreciation) as of December 31, 2019.
Other
The Company continues to evaluate current development projects in each of its markets and pursue new development opportunities globally.

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
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from those estimates.
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
The allowance for doubtful accounts represents the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on an analysis of the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer's financial condition, collection history and any other known information, and the Company applies standard reserve percentages to aged account balances under the specified dollar amount. The Company also monitors regional and global economic conditions and forecasts in its evaluation of the adequacy of the recorded reserves. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes there are no concentrations of credit risk for which an allowance has not been established. Although management believes the allowance is adequate, it is possible the estimated amount of cash collections with respect to accounts receivable could change.
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

The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations, such as contractual life, and are periodically reviewed. Future events, such as property expansions, property developments, new competition or new regulations, could result in a change in the manner in which the Company uses certain assets requiring a change in the estimated useful lives of such assets.
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
Fixed assets are reviewed for impairment whenever indicators of impairment exist. Determining the recoverability of the Company's asset groups is judgmental in nature and requires the use of significant estimates and assumptions, including estimated cash flows, probability weighting of potential scenarios, costs to complete construction for assets under development, growth rates and future market conditions, among others. Future changes to the Company's estimates and assumptions based upon changes in macro-economic factors, regulatory environments, operating results or management's intentions may result in future changes to the recoverability of these asset groups.
Leases
Management determines if a contract is, or contains, a lease at inception or modification of a contract. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.
Finance and operating lease right-of-use ("ROU") assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The expected lease terms include options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term.
The Company’s lease arrangements have lease and non-lease components. For leases in which the Company is the lessee, the Company accounts for the lease components and non-lease components as a single lease component for all classes of underlying assets (primarily real estate). Leases in which the Company is the lessor are substantially all accounted for as operating leases and the lease components and non-lease components are accounted for separately. Leases with an expected term of 12 months or less are not accounted for on the balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Capitalized Interest and Internal Costs
Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2019, 2018 and 2017, the Company capitalized $9 million, $3 million and $2 million, respectively, of interest expense.
During the years ended December 31, 2019, 2018 and 2017, the Company capitalized approximately $34 million, $31 million and $24 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
Deferred Financing Costs and Original Issue Discounts
Certain direct and incremental costs and discounts incurred in obtaining loans are capitalized and amortized to interest expense based on the terms of the related debt instruments using the effective interest method.
Leasehold Interests in Land
Leasehold interests in land represent payments for the use of land over an extended period of time. The leasehold interests in land are amortized on a straight-line basis over the expected term of the related lease agreements.
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
Hotel revenue recognition criteria are met at the time of occupancy. Food and beverage revenue recognition criteria are met at the time of service. Convention revenues are recognized when the related service is rendered or the event is held. Deposits for future hotel occupancy, convention space or food and beverage services contracts are recorded as deferred revenue until the revenue recognition criteria are met. Cancellation fees for convention contracts are

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

recognized upon cancellation by the customer and are included in other revenues. Ferry and entertainment revenue recognition criteria are met at the completion of the ferry trip or event, respectively. Revenue from contracts with a combination of these services is allocated pro rata based on each service’s relative stand-alone selling price.
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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2019	2018	2019	2018	2019	2018
	(In millions)
Balance at January 1	$551	$478	$66	$63	$827	$714
Balance at December 31	540	551	68	66	724	827
Increase (decrease)	$(11)	$73	$2	$3	$(103)	$113
____________________

(1)
Of this amount, $154 million, $152 million and $145 million as of December 31, 2019, December 31, 2018 and January 1, 2018, respectively, relates to mall deposits that are accounted for based on lease terms usually greater than one year.

Gaming Taxes
The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes, including the goods and services tax in Singapore, are an assessment on the Company's gaming revenue and are recorded as a casino expense in the accompanying consolidated statements of operations. These taxes were $3.98 billion, $4.09 billion and $3.60 billion for the years ended December 31, 2019, 2018 and 2017, respectively.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Advertising Costs
Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs included in the accompanying consolidated statements of operations were $123 million, $132 million and $129 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Corporate Expenses
Corporate expense represents payroll, travel, legal fees, professional fees and various other expenses not allocated or directly related to the Company's Integrated Resort operations and related ancillary operations.
Foreign Currency
The functional currency of most of our foreign subsidiaries is the local currency in which the subsidiary operates. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average exchange rates during the year. Translation adjustments resulting from this process are recorded to other comprehensive income.
Gains or losses from foreign currency remeasurements that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense).
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
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Weighted average common shares outstanding (used in the calculation of basic earnings per share)	771	786	792
Potential dilution from stock options and restricted stock and stock units	—	—	—
Weighted average common and common equivalent shares (used in the calculation of diluted earnings per share)	771	786	792
Antidilutive stock options excluded from the calculation of diluted earnings per share	3	2	6

Stock-Based Employee Compensation
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is "more-likely-than-not" such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a "more-likely-than-not" realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with operating loss and tax credit carryforwards not expiring and tax planning strategies.
Management will reassess the realization of deferred tax assets each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent the financial results of these operations improve and it becomes "more-likely-than-not" the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance in the period such determination is made as appropriate.
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
Changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices, can impact the Company’s results of operations. The Company’s primary exposures to market risk are interest rate risk associated with long-term debt and foreign currency exchange rate risk associated with the Company’s operations outside the United States. The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings and foreign currency exchange rate risk associated with operations of its foreign subsidiaries. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps, forward contracts and similar instruments. The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions. Depending on its classification and position at the end of the reporting period, each derivative was reported as prepaid expenses and other; other assets, net; other accrued liabilities; or other long-term liabilities, as applicable, in the accompanying consolidated balance sheets. See "Note 9 — Derivative Instruments" for additional disclosures regarding derivatives.
Recent Accounting Pronouncements
In June 2016, the FASB issued an accounting standard update that revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that reporting period, and should be applied on a modified retrospective basis, with early adoption permitted. The Company adopted the new standard on January 1, 2020. The adoption of this guidance did not have a material impact on the Company's financial condition or net income.
Reclassification
Certain amounts in the accompanying consolidated statements of cash flows for the years ended December 31, 2018 and 2017, have been adjusted to be consistent with the current year presentation. The reclassification had no impact on the Company's financial condition, results of operations or cash flows. These adjustments resulted from land premium payments becoming material enough to require separate disclosure.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 3 — Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2019	2018
	(In millions)
Casino	$858	$763
Rooms	88	98
Mall	93	78
Other	87	111
	1,126	1,050
Less — allowance for doubtful accounts	(282)	(324)
	$844	$726

Note 4 — Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2019	2018
	(In millions)
Land and improvements	$650	$651
Building and improvements	17,662	17,861
Furniture, fixtures, equipment and leasehold improvements	4,520	4,255
Transportation	520	458
Construction in progress	1,507	1,184
	24,859	24,409
Less — accumulated depreciation and amortization	(10,015)	(9,255)
	$14,844	$15,154

The property and equipment sold to GGP totaling $184 million (net of $114 million of accumulated depreciation) as of December 31, 2019, will continue to be recorded on the Company's consolidated balance sheet and will continue to be depreciated in the Company's consolidated statement of operations. See "Note 13 — Mall Activities — The Shoppes at The Palazzo."
During the year ended December 31, 2019, the Company’s ferry operations experienced a decline in passenger volume due primarily to the opening of the Hong Kong-Zhuhai-Macao bridge, which opened in October 2018, and the ongoing situation in Hong Kong since June 2019. The continuing decline in passenger volume resulted in the Company taking two ferries out of service and implementing other cost cutting measures to maintain the overall efficiency of the ferry operations.
The Company determined the projected cash flows were not anticipated to recover the ferry assets carrying value. An impairment charge of $65 million was recorded for the excess of the carrying value over the recoverable amount of $51 million, which was determined to be the fair value less cost of disposal of the ferries. The estimated fair value of the long-lived asset group was determined using level 3 inputs based on recent offers received for the two ferries currently not in service.
During the year ended December 31, 2019, the Company recognized a loss on disposal or impairment of assets of $90 million, consisting primarily of the aforementioned $65 million ferry impairment charge. During the years ended December 31, 2018 and 2017, the Company recognized a loss on disposal or impairment of assets of $150 million and $20 million, respectively. The loss for the year ended December 31, 2018, consisted primarily of $128 million in write-

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

off of costs related to The Grand Suites at Four Seasons, as well as other dispositions at the Company's operating properties.
Depreciation expense was $1.15 billion, $1.10 billion and $1.15 billion for the years ended December 31, 2019, 2018 and 2017, respectively.
Note 5 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following:

	December 31,
	2019	2018
	(In millions)
Marina Bay Sands	$1,986	$1,006
Sands Cotai Central	293	237
The Venetian Macao	242	192
The Plaza Macao and Four Seasons Hotel Macao	106	91
The Parisian Macao	89	75
Sands Macao	38	31
	2,754	1,632
Less — accumulated amortization	(482)	(434)
	$2,272	$1,198

The Company amortizes the leasehold interests in land on a straight-line basis over the expected term of the lease, which includes automatic extensions in Macao as discussed further below. Amortization expense of $51 million, $35 million and $37 million was included in amortization of leasehold interests in land expense for the years ended December 31, 2019, 2018 and 2017, respectively. The estimated future amortization expense over the expected term of the lease is approximately $52 million for each of the five years in the period ending December 31, 2024 and $2.21 billion thereafter at exchange rates in effect on December 31, 2019.
Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. The Company anticipates a useful life of 50 years related to the land concessions in Macao. The Company has received land concessions from the Macao government to build on the sites on which Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Cotai Central and The Parisian Macao are located. The Company does not own these land sites in Macao; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company is required to pay premiums for each parcel, as well as make annual rent payments in the amounts and at the times specified in the land concessions. The rent amounts may be revised every five years by the Macao government. For the Company's future rental payment obligations, see "Note 14 — Leases."
Land concessions in Singapore have an initial term of 60 years. The Company has received land concessions from the Singapore Tourism Board to build on the sites on which Marina Bay Sands and the future MBS Expansion Project are located. The Company does not own these land sites in Singapore; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company was required to pre-pay the premiums for each parcel.
In April 2019, and in connection with the Second Development Agreement, MBS paid $963 million for the additional land concessions in connection with the MBS Expansion Project.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 6 — Intangible Assets, Net
Intangible assets consist of the following:

	December 31,
	2019	2018
	(In millions)
Marina Bay Sands gaming license	$53	$48
Trademarks and other	1	1
	54	49
Less — accumulated amortization	(12)	(44)
	42	5
Sands Bethlehem gaming license and certificate	—	67
Total intangible assets, net	$42	$72

The Company was issued a gaming license and certificate from the Pennsylvania Gaming Control Board for its slots and table games operations at Sands Bethlehem. On May 31, 2019, the Company completed the sale of Sands Bethlehem and no longer owns the gaming license or certificate.
In April 2019, the Company paid SGD 72 million (approximately $53 million at exchange rates in effect at the time of the transaction) to the Singapore Casino Regulatory Authority (the "CRA") as part of the process to renew its gaming license at Marina Bay Sands. This license is being amortized over its three-year term, which expires in April 2022, and is renewable upon submitting an application, paying the applicable license fee and meeting the requirements as determined by the CRA.
Amortization expense was $17 million, $16 million and $16 million for the years ended December 31, 2019, 2018 and 2017, respectively. The estimated future amortization expense is approximately $18 million, $18 million and $6 million for the years ending December 31, 2020, 2021 and 2022, respectively.
Note 7 — Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31,
	2019	2018
	(In millions)
Customer deposits	$582	$676
Outstanding chip liability	540	551
Taxes and licenses	389	403
Payroll and related	378	359
Accrued interest payable	165	115
Other accruals	342	331
	$2,396	$2,435

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 8 — Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2019	2018
	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $14)	$1,736	$—
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $5)	495	—
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $12)	988	—
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $8)	742	—
2013 U.S. Credit Facility — Extended Term B (net of unamortized original issue discount and deferred financing costs of $21)	—	3,464
HVAC Equipment Lease	—	12
Macao Related(1):
4.600% Senior Notes due 2023 (net of unamortized original issue discount and deferred financing costs of $11 and $14, respectively, and a positive cumulative fair value adjustment of $11 and $5, respectively)	1,800	1,791
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $13 and $16, respectively, and a positive cumulative fair value adjustment of $11 and $5, respectively)	1,798	1,789
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $19 and $21, respectively, and a positive cumulative fair value adjustment of $12 and $5, respectively)	1,893	1,884
Other	17	4
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $54 and $43, respectively)	3,023	3,041
	12,492	11,985
Less — current maturities	(70)	(111)
Total long-term debt	$12,422	$11,874

____________________

(1)
Unamortized deferred financing costs of $100 million and $47 million as of December 31, 2019 and 2018, respectively, related to the Company's revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in other assets, net in the accompanying consolidated balance sheets.

Corporate and U.S. Related Debt
LVSC Senior Notes
On July 31, 2019, LVSC issued, in a public offering, three series of senior unsecured notes in an aggregate principal amount of $3.50 billion, consisting of $1.75 billion of 3.200% Senior Notes due August 8, 2024 (the “2024 LVSC Senior Notes”), $1.0 billion of 3.500% Senior Notes due August 18, 2026 (the “2026 LVSC Senior Notes”) and $750 million of 3.900% Senior Notes due August 8, 2029 (the “2029 LVSC Senior Notes”). A portion of the net proceeds from the offering was used to repay in full the outstanding borrowings under the 2013 U.S. Credit Facility.
On November 25, 2019, LVSC issued, in a public offering, a senior unsecured note in an aggregate principal amount of $500 million of 2.900% Senior Notes due June 25, 2025 (the “2025 LVSC Senior Notes” and, together with

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the 2024 LVSC Senior Notes, 2026 LVSC Senior Notes and the 2029 LVSC Senior Notes, the “LVSC Senior Notes”). A portion of the net proceeds from the offering was used for general corporate purposes, including repurchases of shares of the Company's common stock.
There are no interim principal payments on the LVSC Senior Notes and interest is payable semi-annually in arrears on each February 8 and August 8, commencing on February 8, 2020, with respect to the 2024 LVSC Notes and 2029 LVSC Notes, on each February 18 and August 18, commencing on February 18, 2020, with respect to the 2026 Notes, and on each June 25 and December 25, commencing on June 25, 2020, with respect to the 2025 Notes.
The LVSC Senior Notes are senior unsecured obligations of LVSC. Each series of LVSC Senior Notes rank equally in right of payment with all of LVSC’s other unsecured and unsubordinated obligations, if any. None of LVSC’s subsidiaries guarantee the LVSC Senior Notes.
The LVSC Senior Notes were issued pursuant to an indenture, dated July 31, 2019, as amended with respect to each of the series of the LVSC Senior Notes (the “Indenture”), between LVSC and U.S. Bank National Association, as trustee. The Indenture contains covenants, subject to customary exceptions and qualifications, that limit the ability of LVSC and its subsidiaries to, among other things, incur liens, enter into sale and leaseback transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets on a consolidated basis. The Indenture also provides for customary events of default.
LVSC Revolving Facility
On August 9, 2019, LVSC entered into a revolving credit agreement with the arrangers and lenders named therein and The Bank of Nova Scotia, as administrative agent for the lenders (the “LVSC Revolving Credit Agreement”), pursuant to which the lenders provided unsecured, revolving credit commitments to LVSC in an aggregate principal amount of $1.50 billion (the “LVSC Revolving Facility”), which are available until August 9, 2024, and include a $150 million sub-facility for letters of credit. LVSC may utilize the proceeds of the loans for general corporate purposes and working capital requirements of LVSC and its subsidiaries and any other purpose not prohibited by the LVSC Revolving Credit Agreement. As of December 31, 2019, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
The revolving loans bear interest at the Company’s option, at either, an adjusted Eurodollar rate, plus an applicable margin ranging from 1.125% to 1.550% per annum, or at an alternative base rate, plus an applicable margin ranging from 0.125% to 0.550% per annum, in each case, based on LVSC’s corporate family credit rating. As of December 31, 2019, the applicable margin for revolving loans with reference to an adjusted Eurodollar rate is 1.4% per annum and the applicable margin for revolving loans with reference to an alternative base rate is 0.4% per annum. LVSC is also required to pay a quarterly commitment fee on the undrawn portion of the LVSC Revolving Facility, which commitment fee ranges from 0.125% to 0.250% per annum, based on the LVSC’s corporate family credit rating. As of December 31, 2019, the commitment fee is 0.200% per annum.
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
2013 U.S. Credit Facility
The Company, entered into a credit agreement (the "2013 U.S. Credit Facility"), which pursuant to various amendments, provided for a $3.51 billion term loan (the "2013 Extended U.S. Term B Facility") and a $1.15 billion revolving facility (the "2013 Extended U.S. Revolving Facility," and together with the 2013 Extended U.S. Term B

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Facility, the "2013 U.S. Credit Facility"). Borrowings under the 2013 Extended U.S. Term B Facility were used for working capital requirements and general corporate purposes, including to make any investment or payment not specifically prohibited by the terms of the loan documents.
The Company paid standby fees of 0.2% per annum on the undrawn amounts under the 2013 Extended U.S. Revolving Facility. The weighted average interest rate on the 2013 U.S. Credit Facility was 4.2%, 3.9% and 3.2% for the years ended December 31, 2019, 2018 and 2017, respectively.
As previously described, the proceeds from the LVSC Senior Notes were used to repay the outstanding borrowings under the 2013 U.S. Credit Facility and the facility was terminated. As a result, the Company recorded a $22 million loss on early retirement of debt during the year ended December 31, 2019.
HVAC Equipment Lease
In July 2009, the Company entered into a capital lease agreement with its current heating, ventilation and air conditioning ("HVAC") provider (the "HVAC Equipment Lease") to provide the operation and maintenance services for the HVAC equipment in Las Vegas. The HVAC Equipment Lease was capitalized at the present value of the future minimum lease payments at lease inception. The lease had a 10-year term and ended on June 30, 2019.
Macao Related Debt
SCL Senior Notes
On August 9, 2018, SCL issued, in a private offering, three series of senior unsecured notes in an aggregate principal amount of $5.50 billion, consisting of $1.80 billion of 4.600% Senior Notes due August 8, 2023 (the "2023 Notes"), $1.80 billion of 5.125% Senior Notes due August 8, 2025 (the "2025 Notes") and $1.90 billion of 5.400% Senior Notes due August 8, 2028 (the "2028 Notes" and, together with the 2023 Notes and the 2025 Notes, the "SCL Senior Notes"). A portion of the net proceeds from the offering was used to repay in full the outstanding borrowings under the 2016 VML Credit Facility (defined below). There are no interim principal payments on the SCL Senior Notes and interest is payable semi-annually in arrears on each February 8 and August 8, commencing on February 8, 2019. In connection with the SCL Senior Notes, the Company entered into fixed-to-variable interest rate swap contracts (see "Note 9 — Derivative Instruments").
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
2018 SCL Credit Facility
On November 20, 2018, SCL entered into a facility agreement with the arrangers and lenders named therein and Bank of China Limited, Macau Branch, as agent for the lenders, (the "2018 SCL Credit Facility") pursuant to which the lenders made available a $2.0 billion revolving unsecured credit facility to SCL (the "2018 SCL Revolving Facility"). The facility is available until July 31, 2023, and SCL may draw loans under the facility, which may consist of general revolving loans (consisting of a United States dollar component and a Hong Kong dollar component) or loans drawn under a swing-line loan sub-facility (denominated in either United States dollars or Hong Kong dollars). SCL may utilize the loans for general corporate purposes and working capital requirements of SCL and its subsidiaries. As of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

December 31, 2019, the Company had $2.0 billion of available borrowing capacity under the 2018 SCL Revolving Facility.
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
The 2018 SCL Credit Facility contains affirmative and negative covenants customary for similar unsecured financings, including, but not limited to, limitations on indebtedness secured by liens on principal properties and sale and leaseback transactions. The 2018 SCL Credit Facility also requires SCL to maintain a maximum ratio of total indebtedness to adjusted EBITDA of 4.0x throughout the life of the facility and a minimum ratio of adjusted EBITDA to net interest expense (including capitalized interest) of 2.5x throughout the life of the facility.
The 2018 SCL Credit Facility also contains certain events of default (some of which are subject to grace and remedy periods and materiality qualifiers), including, but not limited to, events relating to SCL's gaming operations and the loss or termination of certain land concession contracts.
2016 VML Credit Facility
Two subsidiaries of the Company, VML US Finance LLC, the Borrower, and Venetian Macau Limited ("VML"), as guarantor, entered into a credit agreement (the "2016 VML Credit Facility"), which pursuant to various amendments, provided for a $4.12 billion term loan (the "2016 VML Term Loans"), a $269 million non-extended term loan (the "2016 Non-Extended VML Term Loans") and a $2.0 billion revolving facility (the "2016 VML Revolving Facility," and together with the 2016 VML Term Loans and the 2016 Non-Extended VML Term Loans, the "2016 VML Credit Facility"). Borrowings under the 2016 VML Term Loans were used for working capital requirements and general corporate purposes, including to make any investment or payment not specifically prohibited by the terms of the loan documents.
The Company paid standby fees of 0.5% per annum on the undrawn amounts under the 2016 VML Revolving Facility. The weighted average interest rate on the 2016 VML Credit Facility was 3.1% and 2.6% for the years ended December 31, 2018 and 2017, respectively.
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
Singapore Related Debt
2012 Singapore Credit Facility
In June 2012, the Company's wholly owned subsidiary, Marina Bay Sands Pte. Ltd. ("MBS"), entered into a SGD 5.10 billion (approximately $3.78 billion at exchange rates in effect on December 31, 2019) credit agreement (the "2012 Singapore Credit Facility"), providing for a fully funded SGD 4.60 billion (approximately $3.41 billion at exchange rates in effect on December 31, 2019) term loan (the "2012 Singapore Term Facility") and a SGD 500 million

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(approximately $371 million at exchange rates in effect on December 31, 2019) revolving facility (the "2012 Singapore Revolving Facility") that was available until November 25, 2017, which included a SGD 100 million (approximately $74 million at exchange rates in effect on December 31, 2019) ancillary facility (the "2012 Singapore Ancillary Facility"). Borrowings under the 2012 Singapore Credit Facility were used to repay the outstanding balance under the previous Singapore credit facility.
During August 2014, the Company amended its 2012 Singapore Credit Facility, pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to August 28, 2020, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to February 28, 2020.
During March 2018, the Company amended its 2012 Singapore Credit Facility, which refinanced the facility in an aggregate amount of SGD 4.80 billion (approximately $3.56 billion at exchange rates in effect on December 31, 2019), pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to March 29, 2024, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to September 29, 2023.
On August 30, 2019, MBS amended and restated its 2012 Singapore Credit Facility (the “Third Amendment and Restatement Agreement”). The Third Amendment and Restatement Agreement extended (a) the maturity date of the term loans under the 2012 Singapore Term Facility to August 31, 2026, and (b) the termination date of the revolving credit commitments under the 2012 Singapore Revolving Facility to February 27, 2026, and also increased the principal amount of revolving credit commitments by an additional SGD 250 million (approximately $185 million at exchange rates in effect on December 31, 2019) for a total aggregate principal amount of SGD 750 million (approximately $556 million at exchange rates in effect on December 31, 2019). As of December 31, 2019, MBS had SGD 592 million (approximately $439 million at exchange rates in effect on December 31, 2019) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee in connection with the MBS Expansion Project for SGD 153 million (approximately $113 million at exchange rates in effect on December 31, 2019).
Under the Third Amendment and Restatement Agreement, certain lenders committed to provide a new delayed draw term loan facility (the “Singapore Delayed Draw Term Facility”) in an aggregate principal amount of SGD 3.75 billion (approximately $2.78 billion at exchange rates in effect on December 31, 2019), which will be available to MBS until December 30, 2024, to finance costs associated with the MBS Expansion Project. The loans borrowed under the Singapore Delayed Draw Term Facility will mature on August 31, 2026. There were no loans borrowed under the Delayed Draw Term Facility as of December 31, 2019.
As a result of the Third Amendment and Restatement Agreement, the Company recorded a $2 million loss on modification of debt during the year ended December 31, 2019.
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
Under the Third Amendment and Restatement Agreement, outstanding loans bear interest at the Singapore Swap Offered Rate (“SOR”) plus an applicable margin that is fixed at 1.65% per annum until September 30, 2020, and will range from 1.15% to 1.85% per annum thereafter, based on MBS’s consolidated leverage ratio (interest rate set at approximately 3.1% as of December 31, 2019). MBS pays a standby commitment fee of 35% to 40% of the spread per annum on all undrawn amounts under the 2012 Singapore Revolving Facility. The weighted average interest rate for the 2012 Singapore Credit Facility was 3.2%, 2.6% and 2.2% for the years ended December 31, 2019, 2018 and 2017.
Under the Third Amendment and Restatement Agreement, MBS must comply with a maximum consolidated leverage ratio of 4.5x on the last day of each fiscal quarter from August 30, 2019, until twelve months following the date on which a temporary occupation permit is issued with respect to the MBS Expansion Project. Thereafter, MBS must comply with a maximum consolidated leverage ratio of 4.0x as of the last day of each fiscal quarter through maturity.
Debt Covenant Compliance
As of December 31, 2019, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Proceeds from LVSC Senior Notes	$4,000	$—	$—
Proceeds from SCL Senior Notes	—	5,500	—
Proceeds from 2013 U.S. Credit Facility	—	1,347	5
Proceeds from 2016 VML Credit Facility	—	746	649
	$4,000	$7,593	$654

Repayments on 2013 U.S. Credit Facility	$(3,484)	$(26)	$(63)
Repayments on 2012 Singapore Credit Facility	(47)	(65)	(67)
Repayments on 2016 VML Credit Facility	—	(5,083)	(668)
Repayments on Airplane Financings	—	—	(56)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(5)	(4)	(4)
	$(3,536)	$(5,178)	$(858)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Scheduled Maturities of Long-Term Debt
Maturities of long-term debt outstanding as of December 31, 2019, are summarized as follows:

Long-term Debt
(In millions)
2020	$62
2021	62
2022	62
2023	1,862
2024	1,889
Thereafter	8,640
Total	$12,577

Fair Value of Long-Term Debt
The estimated fair value of the Company's long-term debt as of December 31, 2019 and 2018, was approximately $13.21 billion and $11.65 billion, respectively, compared to its contractual value of $12.58 billion and $12.08 billion, respectively. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).
Note 9 — Derivative Instruments
In August 2018, the Company entered into interest rate swap agreements (the "IR Swaps"), which qualified and were designated as fair value hedges, swapping fixed-rate for variable-rate interest to hedge changes in the fair value of the SCL Senior Notes. These IR Swaps have a total notional value of $5.50 billion and expire in August 2020.
The total fair value of the IR Swaps as of December 31, 2019 was $81 million. In the accompanying consolidated balance sheets, $34 million was recorded as an asset in other assets, net with an equal corresponding adjustment recorded against the carrying value of the SCL Senior Notes. The fair value of the IR Swaps was estimated using level 2 inputs from recently reported market forecasts of interest rates. Gains and losses due to changes in fair value of the IR Swaps completely offset changes in the fair value of the hedged portion of the underlying debt. Additionally, for the years ended December 31, 2019 and 2018, the Company recorded $23 million and $9 million, respectively, as a reduction to interest expense related to the realized amount associated with the IR Swaps.
Note 10 — Equity
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
Common Stock
Dividends
On March 28, June 27, September 26 and December 26, 2019, the Company paid a dividend of $0.77 per common share as part of a regular cash dividend program. During the year ended December 31, 2019, the Company recorded $2.37 billion as a distribution against retained earnings (of which $1.33 billion related to the Principal Stockholder and his family and the remaining $1.04 billion related to all other stockholders).

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
In January 2020, as part of a regular cash dividend program, the Company's Board of Directors declared a quarterly dividend of $0.79 per common share (a total estimated to be approximately $603 million) to be paid on March 26, 2020, to stockholders of record on March 18, 2020.
Share Repurchases
In November 2016, the Company's Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which was to expire in November 2018. In June 2018, the Company's Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion and extending the expiration date to November 2020. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions. During the years ended December 31, 2019, 2018 and 2017, the Company repurchased 12,556,635, 14,998,127 and 6,194,137 shares, respectively, of its common stock for $754 million, $905 million and $375 million, respectively, (including commissions) under the Company's current program. All share repurchases of the Company's common stock have been recorded as treasury stock.
In addition to the shares repurchased under the share repurchase program, during the years ended December 31, 2019 and 2018, the Company repurchased 1,927 and 46,493 shares, respectively, in satisfaction of tax withholding and exercise price obligations on stock option exercises.
Rollforward of Shares of Common Stock
A summary of the outstanding shares of common stock is as follows:

Balance as of January 1, 2017	794,960,092
Exercise of stock options	617,612
Issuance of restricted stock	37,270
Vesting of restricted stock units	64,150
Repurchase of common stock	(6,194,137)
Balance as of December 31, 2017	789,484,987
Exercise of stock options	1,007,551
Issuance of restricted stock	10,296
Vesting of restricted stock units	5,000
Repurchase of common stock	(15,044,620)
Balance as of December 31, 2018	775,463,214
Exercise of stock options	569,224
Issuance of restricted stock	11,039
Repurchase of common stock	(12,558,562)
Balance as of December 31, 2019	763,484,915

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Noncontrolling Interests
SCL
On February 22 and June 21, 2019, SCL paid a dividend of 0.99 Hong Kong dollars ("HKD") and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.05 billion, of which the Company retained $1.44 billion during the year ended December 31, 2019).
On February 23 and June 22, 2018, SCL paid a dividend of HKD 0.99 and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.05 billion, of which the Company retained $1.44 billion during the year ended December 31, 2018).
On February 24 and June 23, 2017, SCL paid a dividend of HKD 0.99 and HKD 1.00 per share, respectively, to SCL shareholders (a total of $2.07 billion, of which the Company retained $1.45 billion during the year ended December 31, 2017).
In January 2020, the Board of Directors of SCL declared a dividend of HKD 0.99 per share (a total of $1.03 billion, of which the Company will retain approximately $720 million) to SCL shareholders of record on February 5, 2020, which will be paid on February 21, 2020.
Other
During the years ended December 31, 2019, 2018 and 2017, the Company distributed $17 million, $12 million and $13 million, respectively, to certain of its noncontrolling interests. Of the amount distributed in 2019, $11 million related to payments to the Company's minority interest partners to purchase their interests in connection with the sale of Sands Bethlehem.
Note 11 — Income Taxes
Consolidated income before taxes and noncontrolling interests for domestic and foreign operations is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Foreign	$3,145	$3,164	$2,806
Domestic	627	162	248
Total income before income taxes	$3,772	$3,326	$3,054

The components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Foreign:
Current	$245	$245	$258
Deferred	(10)	(12)	12
Federal:
Current	33	15	30
Deferred	145	135	(509)
State:
Current	33	2	—
Deferred	22	(10)	—
Total income tax expense (benefit)	$468	$375	$(209)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The reconciliation of the statutory federal income tax rate and the Company's effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
Increase (decrease) in tax rate resulting from:
Tax exempt income of foreign subsidiary	(8.0)%	(8.3)%	(7.9)%
Foreign and U.S. tax rate differential	(5.6)%	(6.5)%	(18.8)%
Change in valuation allowance	2.7%	4.5%	18.3%
Repatriation of foreign earnings	—%	—%	72.1%
U.S. foreign tax credits	—%	—%	(105.9)%
Other, net	2.3%	0.6%	0.4%
Effective tax rate	12.4%	11.3%	(6.8)%

The Company enjoys an income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through June 26, 2022, the date VML's subconcession agreement expires. Had the Company not received the income tax exemption in Macao, consolidated net income attributable to LVSC would have been reduced by $200 million, $184 million and $158 million, and diluted earnings per share would have been reduced by $0.26, $0.23 and $0.20 per share for the years ended December 31, 2019, 2018 and 2017, respectively. In April 2019, the Company entered into a renewed agreement with the Macao government, which is effective through June 26, 2022, and provides for an annual payment of 38 million patacas (approximately $5 million at exchange rates in effect on December 31, 2019) as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. In September 2013, the Company and the Internal Revenue Service entered into a Pre-Filing Agreement providing the Macao special gaming tax (35% of gross gaming revenue) qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. foreign tax credit.
The Company's foreign and U.S. tax rate differential reflects the fact that U.S. tax rates are higher than the statutory tax rates in Singapore and Macao of 17% and 12%, respectively.
The Tax Cuts and Jobs Act (the "Act" or "U.S. tax reform") made significant changes to U.S. income tax laws including lowering the U.S. corporate tax rate to 21% effective beginning in 2018 and transitioning from a worldwide tax system to a territorial tax system resulting in dividends from the Company's foreign subsidiaries not being subject to U.S. income tax and therefore, no longer generating U.S. foreign tax credits. As a result, during the year ended December 31, 2017, the Company recorded a tax benefit of $526 million relating to the reduction of the valuation allowance on certain deferred tax assets previously determined not likely to be utilized and also the revaluation of its U.S. deferred tax liabilities at the reduced corporate income tax rate of 21%. The Company recorded this impact of enactment of U.S. tax reform subject to Staff Accounting Bulletin 118, which provided for a twelve-month measurement period to complete the accounting required under Accounting Standards Codification 740, Income Taxes.
During the year ended December 31, 2018, the Company recorded a tax expense of $57 million resulting from recently issued guidance by the Internal Revenue Service ("IRS") related to certain international provisions of U.S. tax reform.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The primary tax affected components of the Company's net deferred tax assets are as follows:

	December 31,
	2019	2018
	(In millions)
Deferred tax assets:
U.S. foreign tax credit carryforwards	$4,791	$4,919
Net operating loss carryforwards	283	271
Accrued expenses	23	16
Stock-based compensation	15	13
Allowance for doubtful accounts	14	16
Deferred gain on mall sale transactions	13	14
Pre-opening expenses	9	11
State deferred items	—	10
Other	1	1
	5,149	5,271
Less — valuation allowances	(4,786)	(4,769)
Total deferred tax assets	363	502
Deferred tax liabilities:
Property and equipment	(251)	(245)
Prepaid expenses	(5)	(3)
Other	(8)	(77)
Total deferred tax liabilities	(264)	(325)
Deferred tax assets, net	$99	$177

U.S. tax reform required the Company to compute a one-time mandatory tax on the previously unremitted earnings of its foreign subsidiaries during the year ended December 31, 2017. This one-time deemed repatriation of these earnings did not result in a cash tax liability for the Company as the incremental U.S. taxable income was fully offset by the utilization of the U.S. foreign tax credits generated as a result of the deemed repatriation. In addition, the deemed repatriation generated excess U.S. foreign tax credits, which were carried forward to tax years 2018 and beyond. The Company's U.S. foreign tax credit carryforwards were $4.84 billion and $4.99 billion as of December 31, 2019 and 2018, respectively, which will begin to expire in 2022. The Company's state net operating loss carryforward was $232 million as of December 31, 2018. As a result of the sale of Sands Bethlehem, the Company had no state net operating loss carryforward as of December 31, 2019. There was a valuation allowance of $4.51 billion and $4.50 billion as of December 31, 2019 and 2018, respectively, provided on certain net U.S. deferred tax assets, as the Company believes these assets do not meet the "more-likely-than-not" criteria for recognition. Net operating loss carryforwards for the Company's foreign subsidiaries were $2.31 billion and $2.21 billion as of December 31, 2019 and 2018, respectively, which began to expire in 2020. There are valuation allowances of $279 million and $268 million as of December 31, 2019 and 2018, respectively, provided on the net deferred tax assets of certain foreign jurisdictions, as the Company believes these assets do not meet the "more-likely-than-not" criteria for recognition.
Undistributed earnings of subsidiaries are accounted for as a temporary difference, except deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries deemed to be indefinitely reinvested in foreign jurisdictions. U.S. tax reform required the Company to compute a tax on previously unremitted earnings of its foreign subsidiaries upon transition from a worldwide tax system to a territorial tax system during the year ended December 31, 2017. The Company expects these earnings to be exempt from U.S. income tax if distributed as these earnings were taxed during the year ended December 31, 2017, under U.S. tax reform. The Company does not consider current year's tax earnings and profits of its foreign subsidiaries to be indefinitely reinvested. Beginning with the year ended December 31, 2015, the Company's major foreign subsidiaries distributed, and may continue to distribute, earnings in excess of their current year's tax earnings and profits in order to meet the Company's liquidity needs. As of December 31,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2019, the amount of earnings and profits of foreign subsidiaries the Company does not intend to repatriate was $3.52 billion. The Company does not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows:

	December 31,
	2019	2018	2017
	(In millions)
Balance at the beginning of the year	$118	$92	$74
Additions to tax positions related to prior years	1	2	1
Additions to tax positions related to current year	15	24	18
Lapse in statutes of limitations	—	—	(1)
Balance at the end of the year	$134	$118	$92

As of December 31, 2019, 2018 and 2017, unrecognized tax benefits of $53 million, $67 million and $62 million, respectively, were recorded as reductions to the U.S. foreign tax credit deferred tax asset. As of December 31, 2019, 2018 and 2017, unrecognized tax benefits of $81 million, $51 million and $30 million, respectively, were recorded in other long-term liabilities.
Included in the unrecognized tax benefit balance as of December 31, 2019, 2018 and 2017, are $115 million, $103 million and $80 million, respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.
The Company's major tax jurisdictions are the U.S., Macao and Singapore. The Company could be subject to examination for tax years beginning 2010 in the U.S. and tax years beginning in 2015 in Macao and Singapore. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance the taxing authorities will not propose adjustments that are different from the Company's expected outcome and it could impact the provision for income taxes.
The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. Interest and penalties of $5 million, $3 million and $1 million were accrued as of December 31, 2019, 2018 and 2017, respectively. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.
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
Cash equivalents, which are short-term investments with original maturities of less than 90 days, had an estimated fair value of $2.26 billion and $2.64 billion as of December 31, 2019 and 2018, respectively. The estimated fair value of the Company's cash equivalents is based on level 1 inputs (quoted market prices in active markets).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 13 — Mall Activities
The Grand Canal Shoppes at The Venetian Resort Las Vegas
In April 2004, the Company entered into an agreement to sell the portion of the Grand Canal Shoppes located within The Venetian Tower (formerly referred to as "The Grand Canal Shoppes") and lease certain restaurant and other retail space at the casino level of The Venetian Tower (the "Master Lease") to GGP for approximately $766 million (the "Mall Sale"). The Mall Sale closed in May 2004, and the Company realized a gain of $418 million in connection with the Mall Sale. Under the Master Lease agreement, the Company leased nineteen retail and restaurant spaces on the casino level within The Venetian Tower to GGP for 89 years with annual rent of one dollar and GGP assumed the various tenant operating leases for those spaces. In accordance with related accounting standards, the Master Lease agreement does not qualify as a sale of the real property assets, which real property was not separately legally demised. Accordingly, $109 million of the transaction has been deferred as prepaid operating lease payments to the Company, which will amortize into income on a straight-line basis over the 89-year lease term. During each of the years ended December 31, 2019, 2018 and 2017, $1 million of this deferred item was amortized and included in convention, retail and other revenue. In addition, the Company agreed with GGP to: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements; (ii) lease theater space located within The Grand Canal Shoppes from GGP for a period of 25 years with fixed minimum rent of $3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $4 million; and (iv) lease certain office space from GGP for a period of 10 years, subject to extension options, with annual rent of approximately $1 million. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. In accordance with related accounting standards, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the lives of the leases. During each of the years ended December 31, 2019, 2018 and 2017, $3 million of this deferred item was amortized as an offset to convention, retail and other expense.
The Shoppes at The Palazzo
The Company contracted to sell a portion of the Grand Canal Shoppes located within The Palazzo Tower (formerly referred to as The Shoppes at The Palazzo) to GGP pursuant to a purchase and sale agreement dated as of April 12, 2004, as amended (the "Amended Agreement") and under the terms of the settlement with GGP on June 24, 2011, the Company retained $295 million of proceeds received and participates in certain potential future revenues earned by GGP. Pursuant to the Amended Agreement, the Company agreed with GGP to lease certain spaces located within The Shoppes at The Palazzo. As the transaction has not been accounted for as a sale in accordance with related accounting standards, $225 million of the mall sale transaction has been recorded as deferred proceeds from the sale as of December 31, 2019, which accrues interest at an imputed interest rate, offset by (i) imputed rental income and (ii) rent payments made to GGP related to those spaces leased back from GGP.
In the Amended Agreement, the Company agreed to lease certain restaurant and retail space on the casino level of The Palazzo Tower to GGP pursuant to a master lease agreement ("The Palazzo Master Lease"). Under The Palazzo Master Lease, which was executed concurrently with, and as a part of, the closing on the sale of The Shoppes at The Palazzo to GGP on February 29, 2008, the Company leased nine restaurant and retail spaces on the casino level within The Palazzo Tower to GGP for 89 years with annual rent of one dollar and GGP assumed the various tenant operating leases for those spaces. In accordance with related accounting standards, The Palazzo Master Lease does not qualify as a sale of the real property assets, which real property was not separately legally demised. Accordingly, $23 million of the mall sale transaction has been deferred as prepaid operating lease payments to the Company, which will amortize into income on a straight-line basis over the 89-year lease term.
Note 14 — Leases
Lessee
The Company has operating and finance leases for various real estate (including the Macao and Singapore leasehold interests in land) and equipment. Certain of our lease agreements include rental payments based on a percentage of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

sales over specified contractual amounts, rental payments adjusted periodically for inflation and rental payments based on usage. The Company’s leases include options to extend the lease term by one month to 40 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Leases recorded on the balance sheet consist of the following (excluding the Macao and Singapore leasehold interests in land assets; see "Note 5 — Leasehold Interests in Land, Net"):

Leases	Classification on the Balance Sheet	December 31, 2019
		(In millions)
Assets
Operating lease ROU assets	Other assets, net	$190
Finance lease ROU assets	Property and equipment, net(1)	$17
Liabilities
Current
Operating	Other accrued liabilities	$28
Finance	Current maturities of long-term debt	$8
Noncurrent
Operating	Other long-term liabilities	$305
Finance	Long-term debt	$9
____________________

(1)	Finance lease ROU assets are recorded net of accumulated depreciation of $6 million as of December 31, 2019.
The cost and accumulated depreciation of property and equipment the Company is leasing under capital lease arrangements was $40 million and $24 million, respectively, as of December 31, 2018.
Other information related to lease term and discount rate is as follows:

December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	31.6 years
Finance leases	2.3 years
Weighted Average Discount Rate
Operating leases(1)	4.6%
Finance leases	3.8%
____________________

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The components of lease expense are as follows:

Year Ended December 31, 2019
(In millions)
Operating lease cost:
Amortization of leasehold interests in land	$51
Operating lease cost	34
Short-term lease cost	19
Variable lease cost	5
Finance lease cost:
Amortization of ROU assets	5
Interest on lease liabilities	1
Total lease cost	$115

Expenses incurred under operating lease agreements, including amortization of leasehold interest in land and those that are short-term and variable in nature, totaled $94 million and $116 million for the years ended December 31, 2018 and 2017, respectively.
Supplemental cash flow information related to leases is as follows:

Year Ended December 31, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$40
Operating cash flows for finance leases	$1
Financing cash flows for finance leases	$5
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$14
Finance leases	$17

Property and equipment acquired under capital leases was $1 million for the year ended December 31, 2018.
Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases
	(In millions)
Year ending December 31,
2020	$36	$9
2021	29	7
2022	26	2
2023	24	—
2024	23	—
Thereafter	535	—
Total future minimum lease payments	673	18
Less — amount representing interest	(340)	(1)
Present value of future minimum lease payments	333	17
Less — current lease obligations	(28)	(8)
Long-term lease obligations	$305	$9

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Lessor
The Company leases space at several of its Integrated Resorts to various third parties as part of its mall operations, as well as retail, office space and land that are recorded within convention, retail and other revenues. These leases are non-cancelable operating leases with remaining lease periods that vary from one month to 50 years. The leases include minimum base rents with escalated contingent rent clauses.
Lease revenue consists of the following:

	Year Ended December 31, 2019
	Mall	Other
	(In millions)
Minimum rents	$518	$15
Overage rents	98	2
	$616	$17

Overage rents amounted to $88 million and $48 million for the years ended December 31, 2018 and 2017, respectively.
Future minimum rentals (excluding the escalated contingent rent clauses) on non-cancelable leases are as follows:

	Mall	Other
	(In millions)
Year ending December 31,
2020	$491	$9
2021	398	10
2022	295	6
2023	140	5
2024	94	3
Thereafter	111	5
Total minimum future rentals	$1,529	$38

The cost and accumulated depreciation of property and equipment the Company is leasing to third parties is as follows:

	December 31,
	2019	2018
	(In millions)
Property and equipment, at cost	$1,320	$1,361
Accumulated depreciation	(532)	(469)
Property and equipment, net	$788	$892

Significant Impacts of Adoption
The Company adopted the new lease standard on January 1, 2019, on a prospective basis, forgoing comparative reporting. The Company elected to utilize the transition guidance within the new standard, which allows the Company to carryforward the historical lease classification. The Company elected to not separate lease and non-lease components for all classes of underlying assets in which it is the lessee and made an accounting policy election to not account for leases with an initial term of 12 months or less on the balance sheet. Adoption of the standard resulted in the recording of additional ROU assets and lease liabilities for operating leases of $337 million as of January 1, 2019. The adoption of this guidance did not have an impact on net income.

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
On January 19, 2012, AAEC filed another claim (the “Macao Action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim was for 3.0 billion patacas (approximately $374 million at exchange rates in effect on December 31, 2019). The Macao Action alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao Action with the Macao Judicial Court and amended the defense on January 4, 2013.
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
On July 15, 2019, AAEC submitted a request to the Macao Judicial Court to increase the amount of its claim to 96.45 billion patacas (approximately $12.02 billion at exchange rates in effect on December 31, 2019), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022 in due course at the enforcement stage.
On September 2, 2019, the U.S. Defendants moved to revoke the legal aid granted to AAEC, which excuses AAEC from paying its share of court costs. On September 4, 2019, the Macao Judicial Court deferred ruling on the U.S. Defendants’ motion regarding legal aid until the entry of final judgment. The U.S. Defendants appealed that deferral on September 17, 2019. On September 26, 2019, the Macao Judicial Court rejected that appeal on procedural grounds; The U.S. Defendants requested clarification of that order on October 29, 2019. By order dated December 4, 2019, the Macao Judicial Court stated that it would reconsider the U.S. Defendants’ motion to revoke legal aid and, as part of that reconsideration, that it would reanalyze portions of the record, seek an opinion from the Macau Public Prosecutor regarding the propriety of legal aid, and consult with the trial court overseeing AAEC’s separate litigation against

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Galaxy Entertainment Group Ltd., Galaxy Entertainment Group S.A., and Messrs. Weidner and Friedman individually. The court has not yet issued its final opinion on this motion.
On September 4, 2019, the Macao Judicial Court allowed AAEC’s request to increase the amount of its claim. On September 17, 2019, the U.S. Defendants appealed the decision granting AAEC’s request. On September 26, 2019, the Macao Judicial Court accepted that appeal and it is currently pending. On September 10, 2019, AAEC moved to reschedule the trial of the Macao Action, which had been scheduled to begin on September 12, 2019. The Macao Judicial Court granted that motion and rescheduled the trial to begin on September 16, 2020.
The Macao Action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
Macao Subconcession
Under the Macao subconcession, the Company is obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2019). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,399, $18,700 and $125, respectively, at exchange rates in effect on December 31, 2019), subject to a minimum of 45 million patacas (approximately $6 million at exchange rates in effect on December 31, 2019). The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. The Company must also contribute 4% of its gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. Based on the number and types of gaming tables employed and gaming machines in operation as of December 31, 2019, the Company was obligated under its subconcession to make minimum future payments of approximately $42 million during each of the two years in the period ending December 31, 2021, and approximately $21 million during the year ending December 31, 2022.
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
Las Vegas Sands Corp. 2004 Equity Award Plan
The 2004 Plan gives the Company a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company's subsidiaries' or affiliates' employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan provided for an aggregate of 26,344,000 shares of the Company's common stock to be available for awards. The 2004 Plan originally had a term of ten years, but in June 2014, the Company's Board of Directors approved an amendment to the 2004 Plan, extending the term to December 2019. In May 2019, the Board of Directors and stockholders approved the adoption of the Las Vegas Sands Corp. Amended and Restated 2004 Equity Award Plan (the “Amended 2004 Plan”), which extended the term of the Amended 2004 Plan through December 2024, and increased the number of shares of common stock available for grants by 10,000,000 shares. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2019, there were 9,777,920 shares available for grant under the Amended 2004 Plan.
Stock option awards are granted with an exercise price equal to the fair market value (as defined in the Amended 2004 Plan) of the Company's stock on the date of grant. The outstanding stock options generally vest over three to four

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

years and have ten-year contractual terms. Compensation cost for all stock option grants, which all have graded vesting, is recognized on a straight-line basis over the awards' respective requisite service periods. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. Expected volatilities are based on the Company's historical volatility for a period equal to the expected life of the stock options. The expected option life is based on the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant.
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
The SCL 2009 Equity Plan provided for an aggregate of 804,786,508 shares of SCL's common stock to be available for awards. The SCL 2009 Equity Plan had a term of ten years, which expired on November 30, 2019, and no further awards may be granted after the expiration of the term. All existing awards previously granted under the SCL 2009 Equity Plan, but which are unexercised or unvested, will remain valid and (where applicable) exercisable in accordance with their terms of grant despite the expiration of the SCL 2009 Equity Plan. SCL's remuneration committee may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. Effective December 1, 2019, the SCL 2019 Equity Plan was approved by shareholders, with materially the same terms of the SCL 2009 Equity Plan. As of December 31, 2019, there were 808,619,139 shares available for grant under the SCL 2019 Equity Plan.
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
Under the SCL 2019 Equity Plan, SCL granted restricted share units to eligible employees. Each grant will vest over a three-year period. Employees are entitled to a future cash payment that is equivalent to the fair value of the restricted share unit and any accumulated dividends in cash upon vesting.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Stock-Based Employee Compensation Activity
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2019	2018	2017
LVSC Amended 2004 Plan:
Weighted average volatility	24.1%	25.8%	26.7%
Expected term (in years)	5.5	6.7	5.1
Risk-free rate	2.1%	2.9%	1.9%
Expected dividend yield	5.2%	5.7%	4.7%
SCL Equity Plan:
Weighted average volatility	36.9%	36.0%	36.9%
Expected term (in years)	4.8	4.7	4.4
Risk-free rate	1.7%	1.7%	1.3%
Expected dividend yield	5.0%	5.8%	6.6%

A summary of the stock option activity for the Company's equity award plans for the year ended December 31, 2019, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
LVSC Amended 2004 Plan:
Outstanding as of January 1, 2019	7,956,364	$55.10
Granted	1,204,145	59.42
Exercised	(569,224)	44.45
Forfeited or expired	(75,430)	65.10
Outstanding as of December 31, 2019	8,515,855	$56.33	7.26	$112
Exercisable as of December 31, 2019	3,672,863	$57.85	5.54	$43
SCL Equity Plan:
Outstanding as of January 1, 2019	57,382,375	$4.81
Granted	19,409,600	5.08
Exercised	(7,748,525)	3.65
Forfeited or expired	(4,169,300)	5.35
Outstanding as of December 31, 2019	64,874,150	$4.99	7.49	$41
Exercisable as of December 31, 2019	22,214,150	$5.10	5.95	$18

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of the unvested restricted stock and restricted stock units under the Company's equity award plans for the year ended December 31, 2019, is presented below:

	Shares	Weighted Average Grant Date Fair Value
LVSC Amended 2004 Plan:
Unvested Restricted Stock
Balance as of January 1, 2019	41,703	$55.77
Granted	11,039	63.40
Vested	(33,405)	55.84
Balance as of December 31, 2019	19,337	$60.00
SCL Equity Plan:
Unvested Restricted Stock Units
Balance as of January 1, 2019	—	$—
Granted	1,412,400	4.99
Forfeited	(5,200)	4.99
Balance as of December 31, 2019	1,407,200	$4.99

The grant date fair value of SCL's restricted stock unit awards is the share price of SCL's ordinary shares at the respective grant date. The fair value of these awards is remeasured each reporting period until the vesting dates. Upon settlement, SCL will pay the grantees an amount in cash calculated based on the higher of (i) the closing price of SCL's shares on the vesting date, and (ii) the average closing price of SCL's shares for the five trading days immediately preceding the vesting date. The accrued liability associated with these cash-settled restricted stock units was $1 million as of December 31, 2019.
As of December 31, 2019, under the Amended 2004 Plan there was $24 million of unrecognized compensation cost related to unvested stock options. The stock option costs are expected to be recognized over a weighted average period of 3.7 years.
As of December 31, 2019, under the SCL Equity Plan there was $29 million and $7 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock units, respectively. The stock option and restricted stock unit costs are expected to be recognized over a weighted average period of 2.6 years and 2.7 years, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The stock-based compensation activity for the Amended 2004 Plan and SCL Equity Plan is as follows for the three years ended December 31, 2019:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions, except weighted average grant date fair values)
Compensation expense:
Stock options	$34	$29	$29
Restricted stock and stock units	2	1	5
	$36	$30	$34
Income tax benefit recognized in the consolidated statements of operations	$4	$4	$7
Compensation cost capitalized as part of property and equipment	$1	$1	$—
LVSC Amended 2004 Plan:
Stock options granted	1,204,145	3,124,168	1,027,108
Weighted average grant date fair value	$7.23	$7.52	$8.95
Restricted stock granted	11,039	10,296	37,270
Weighted average grant date fair value	$63.40	$77.68	$58.51
Stock options exercised:
Intrinsic value	$11	$16	$11
Cash received	$26	$56	$28
SCL 2019 Equity Plan:
Stock options granted	19,409,600	18,872,800	17,364,000
Weighted average grant date fair value	$1.03	$1.01	$0.71
Restricted stock units granted	1,412,400	—	—
Weighted average grant date fair value	$4.99	$—	$—
Stock options exercised:
Intrinsic value	$12	$12	$4
Cash received	$28	$23	$12

Note 17 — Related Party Transactions
During the years ended December 31, 2019, 2018 and 2017, the Principal Stockholder and his family purchased certain services from the Company including lodging, banquet services and other goods and services for $2 million, $3 million and $3 million, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company incurred $3 million, $2 million and $1 million, respectively, for food and beverage services provided by restaurants the Principal Stockholder has an ownership interest in.
During the years ended December 31, 2019, 2018 and 2017, the Company incurred certain expenses of $9 million, $6 million and $10 million, respectively, related to the Company's use of its Principal Stockholder's personal aircraft and yacht and aircraft refurbishment and maintenance services for business purposes. During the years ended December 31, 2019, 2018 and 2017, the Company charged the Principal Stockholder $25 million, $20 million and $21 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholder's use of Company aviation personnel and assets for personal purposes. In addition, the Principal Stockholder agreed to reimburse the Company for the installation of avionics and aircraft systems on his personal aircraft. During the years ended December 31, 2019 and 2018, the Company paid $9 million and $13 million, respectively, for such costs and was reimbursed in full by the Principal Stockholder.
Related party receivables were $3 million as of December 31, 2019 and 2018. Related party payables were $2 million and less than $1 million as of December 31, 2019 and 2018, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 18 — Segment Information
The Company's principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; Sands Cotai Central; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; Sands Macao; Marina Bay Sands; Las Vegas Operating Properties; and, through May 30, 2019, Sands Bethlehem. The Company also reviews construction and development activities for each of its primary projects currently under development, in addition to its reportable segments noted above, which include the renovation, expansion and rebranding of Sands Cotai Central to The Londoner Macao, The Grand Suites at Four Seasons and The Londoner Tower Suites in Macao, and the Las Vegas Condo Tower (for which construction currently is suspended) in the United States. The Company has included Ferry Operations and Other (comprised primarily of the Company's ferry operations and various other operations that are ancillary to its properties in Macao) to reconcile to consolidated results of operations and financial condition. The Company has included Corporate and Other (which includes the Las Vegas Condo Tower and corporate activities of the Company) to reconcile to the consolidated financial condition.
The Company's segment information as of and for the years ended December 31, 2019, 2018 and 2017, is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues
Year Ended December 31, 2019	(In millions)
Macao:
The Venetian Macao	$2,875	$222	$73	$254	$86	$3,510
Sands Cotai Central	1,541	320	97	71	23	2,052
The Parisian Macao	1,376	130	70	53	21	1,650
The Plaza Macao and Four Seasons Hotel Macao	650	41	31	151	4	877
Sands Macao	576	18	27	3	4	628
Ferry Operations and Other	—	—	—	—	117	117
	7,018	731	298	532	255	8,834
Marina Bay Sands	2,167	404	241	185	104	3,101
United States:
Las Vegas Operating Properties	444	610	347	—	417	1,818
Sands Bethlehem(1)	199	7	11	1	9	227
	643	617	358	1	426	2,045
Intercompany eliminations(2)	—	—	—	(2)	(239)	(241)
Total net revenues	$9,828	$1,752	$897	$716	$546	$13,739

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues
Year Ended December 31, 2018
Macao:
The Venetian Macao	$2,829	$223	$81	$234	$107	$3,474
Sands Cotai Central	1,622	331	102	69	29	2,153
The Parisian Macao	1,265	124	65	57	22	1,533
The Plaza Macao and Four Seasons Hotel Macao	502	39	29	145	4	719
Sands Macao	598	17	27	3	5	650
Ferry Operations and Other	—	—	—	—	160	160
	6,816	734	304	508	327	8,689
Marina Bay Sands	2,178	393	211	179	108	3,069
United States:
Las Vegas Operating Properties	357	590	324	—	411	1,682
Sands Bethlehem	468	16	26	4	22	536
	825	606	350	4	433	2,218
Intercompany eliminations(2)	—	—	—	(1)	(246)	(247)
Total net revenues	$9,819	$1,733	$865	$690	$622	$13,729

Year Ended December 31, 2017
Macao:
The Venetian Macao	$2,362	$179	$74	$220	$89	$2,924
Sands Cotai Central	1,433	291	102	63	27	1,916
The Parisian Macao	1,120	128	61	66	20	1,395
The Plaza Macao and Four Seasons Hotel Macao	391	34	28	131	3	587
Sands Macao	574	19	27	—	6	626
Ferry Operations and Other	—	—	—	—	161	161
	5,880	651	292	480	306	7,609
Marina Bay Sands	2,333	358	183	167	93	3,134
United States:
Las Vegas Operating Properties	380	561	325	—	391	1,657
Sands Bethlehem	493	16	28	4	23	564
	873	577	353	4	414	2,221
Intercompany eliminations(2)	—	—	—	—	(236)	(236)
Total net revenues	$9,086	$1,586	$828	$651	$577	$12,728

_________________________

(1)	The Company completed the sale of Sands Bethlehem on May 31, 2019 (see “Note 1 — Organization and Business of Company”). Results of operations include Sands Bethlehem through May 30, 2019.

(2)	Intercompany eliminations include royalties and other intercompany services.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$4	$4	$5
Ferry Operations and Other	27	25	23
	31	29	28
Marina Bay Sands	4	9	8
Las Vegas Operating Properties	206	209	200
Total intersegment revenues	$241	$247	$236

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$1,407	$1,378	$1,133
Sands Cotai Central	726	759	633
The Parisian Macao	544	484	413
The Plaza Macao and Four Seasons Hotel Macao	345	262	233
Sands Macao	175	178	174
Ferry Operations and Other	(8)	18	21
	3,189	3,079	2,607
Marina Bay Sands	1,661	1,690	1,755
United States:
Las Vegas Operating Properties	487	394	391
Sands Bethlehem(1)	52	116	147
	539	510	538
Consolidated adjusted property EBITDA(2)	5,389	5,279	4,900
Other Operating Costs and Expenses
Stock-based compensation(3)	(14)	(12)	(14)
Corporate	(313)	(202)	(173)
Pre-opening	(34)	(6)	(8)
Development	(24)	(12)	(13)
Depreciation and amortization	(1,165)	(1,111)	(1,171)
Amortization of leasehold interests in land	(51)	(35)	(37)
Loss on disposal or impairment of assets	(90)	(150)	(20)
Operating income	3,698	3,751	3,464
Other Non-Operating Costs and Expenses
Interest income	74	59	16
Interest expense, net of amounts capitalized	(555)	(446)	(327)
Other income (expense)	23	26	(94)
Gain on sale of Sands Bethlehem	556	—	—
Loss on modification or early retirement of debt	(24)	(64)	(5)
Income tax (expense) benefit	(468)	(375)	209
Net income	$3,304	$2,951	$3,263

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

_________________________

(1)	The Company completed the sale of Sands Bethlehem on May 31, 2019 (see “Note 1 — Organization and Business of Company”). Results of operations include Sands Bethlehem through May 30, 2019.

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

(3)
During the years ended December 31, 2019, 2018 and 2017, the Company recorded stock-based compensation expense of $36 million, $30 million and $34 million, respectively, of which $22 million, $18 million and $20 million, respectively, was included in corporate expense in the accompanying consolidated statements of operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Capital Expenditures
Corporate and Other	$59	$81	$9
Macao:
The Venetian Macao	131	180	153
Sands Cotai Central	282	131	86
The Parisian Macao	32	131	204
The Plaza Macao and Four Seasons Hotel Macao	298	63	22
Sands Macao	16	29	10
Ferry Operations and Other	3	1	4
	762	535	479
Marina Bay Sands	195	182	196
United States:
Las Vegas Operating Properties	198	127	123
Sands Bethlehem(1)	2	24	30
	200	151	153
Total capital expenditures	$1,216	$949	$837
_________________________

(1)	The Company completed the sale of Sands Bethlehem on May 31, 2019 (see “Note 1 — Organization and Business of Company”). Results of operations include Sands Bethlehem through May 30, 2019.

	December 31,
	2019	2018	2017
	(In millions)
Total Assets
Corporate and Other	$1,390	$1,296	$953
Macao:
The Venetian Macao	3,243	3,403	2,640
Sands Cotai Central	4,504	4,295	3,891
The Parisian Macao	2,351	2,455	2,496
The Plaza Macao and Four Seasons Hotel Macao	1,239	883	930
Sands Macao	324	322	282
Ferry Operations and Other	156	259	275
	11,817	11,617	10,514
Marina Bay Sands	5,880	4,674	5,054
United States:
Las Vegas Operating Properties	4,112	4,321	3,530
Sands Bethlehem(1)	—	639	636
	4,112	4,960	4,166
Total assets	$23,199	$22,547	$20,687

_________________________

(1)	The Company completed the sale of Sands Bethlehem on May 31, 2019 (see “Note 1 — Organization and Business of Company”). Results of operations include Sands Bethlehem through May 30, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31,
	2019	2018	2017
	(In millions)
Total Long-Lived Assets(1)
Corporate and Other	$311	$281	$249
Macao:
The Venetian Macao	1,740	1,750	1,728
Sands Cotai Central	3,591	3,414	3,516
The Parisian Macao	2,203	2,317	2,375
The Plaza Macao and Four Seasons Hotel Macao	1,112	772	853
Sands Macao	237	229	222
Ferry Operations and Other	54	130	146
	8,937	8,612	8,840
Marina Bay Sands	5,063	4,148	4,336
United States:
Las Vegas Operating Properties	2,805	2,762	2,779
Sands Bethlehem(2)	—	549	549
	2,805	3,311	3,328
Total long-lived assets	$17,116	$16,352	$16,753
_________________________

(1)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and leasehold interests in land, net of accumulated amortization.

(2)	The Company completed the sale of Sands Bethlehem on May 31, 2019 (see “Note 1 — Organization and Business of Company”). Results of operations include Sands Bethlehem through May 30, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 19 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First(1)	Second(2)	Third	Fourth(1)	Total
	(In millions, except per share data)
2019
Net revenues	$3,646	$3,334	$3,250	$3,509	$13,739
Operating income	971	894	899	934	3,698
Net income	744	1,108	669	783	3,304
Net income attributable to Las Vegas Sands Corp.	582	954	533	629	2,698
Basic earnings per share	0.75	1.24	0.69	0.82	3.50
Diluted earnings per share	0.75	1.24	0.69	0.82	3.50
2018
Net revenues	$3,579	$3,303	$3,372	$3,475	$13,729
Operating income	1,158	797	922	874	3,751
Net income (loss)	1,616	676	699	(40)	2,951
Net income (loss) attributable to Las Vegas Sands Corp.	1,456	556	571	(170)	2,413
Basic earnings (loss) per share	1.85	0.70	0.73	(0.22)	3.07
Diluted earnings (loss) per share	1.84	0.70	0.73	(0.22)	3.07
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

(2)	During Q2 2019, the Company closed the sale of Sands Bethlehem and recorded a gain on the sale of $556 million.
Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
For the Years Ended December 31, 2019, 2018 and 2017

Description	Balance at Beginning of Year	Provision for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Year
	(In millions)
Allowance for doubtful accounts:
2017	$576	96	(230)	$442
2018	$442	5	(123)	$324
2019	$324	30	(72)	$282

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In millions)
Deferred income tax asset valuation allowance:
2017	$4,197	510	(17)	$4,690
2018	$4,690	105	(26)	$4,769
2019	$4,769	29	(12)	$4,786

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2019, and have concluded they are effective at the reasonable assurance level.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, the Company's management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control — Integrated Framework (2013)."
Based on this assessment, management concluded, as of December 31, 2019, the Company's internal control over financial reporting is effective based on this framework.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
ITEM 9B. — OTHER INFORMATION
None.
PART III
ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 1, 2020 (the "Proxy Statement"), including under the captions "Board of Directors," "Executive Officers," "Delinquent Section 16(a) Reports" and "Information Regarding the Board of Directors and Board and Other Committees."
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

4.4
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

4.6
Form of Las Vegas Sands Corp.’s 3.200% Notes due 2024 (included in Exhibit 4.5 hereto) (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

4.7
Second Supplemental Indenture, dated as of July 31, 2019, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee, relating to the 3.500% Notes due 2026 (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

Exhibit No.	Description of Document
4.8
Form of Las Vegas Sands Corp.’s 3.500% Notes due 2026 (included in Exhibit 4.7 hereto) (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

4.9
Third Supplemental Indenture, dated as of July 31, 2019, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee, relating to the 3.900% Notes due 2029 (incorporated by reference from Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

4.10
Form of Las Vegas Sands Corp.’s 3.900% Notes due 2029 (included in Exhibit 4.9 hereto) (incorporated by reference from Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

4.11
Fourth Supplemental Indenture, dated as of November 25, 2019, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee, relating to the 2.900% Notes due 2025 (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on November 25, 2019).

4.12
Form of Las Vegas Sands Corp.’s 2.900% Notes due 2025 (included in Exhibit 4.11 hereto). (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on November 25, 2019).

4.13*	Description of Capital Stock.
10.1
Facility Agreement dated November 20, 2018, among Sands China Limited, Bank of China Limited, Macau Branch, as agent, the arrangers listed therein and the original lenders listed therein (incorporated by reference from Exhibit 10.9 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2018 and filed on February 22, 2019).

10.2
Revolving Credit Agreement, dated as of August 9, 2019, by and among Las Vegas Sands Corp., the Lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent and Issuing Bank (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on August 12, 2019).

10.3
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

10.4
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

10.5
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

10.6
Third Amendment and Restatement Agreement, dated as of August 30, 2019, among Marina Bay Sands Pte. Ltd., as borrower, the various lenders party thereto and DBS Bank Ltd., as agent and security trustee and the other parties thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on September 4, 2019).

Exhibit No.	Description of Document
10.7
Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to Amendment No. 1 to Las Vegas Sands, Inc.'s Registration Statement on Form S-4 (File No. 333-42147) dated February 12, 1998).

10.8
Addendum to Sands Resort Hotel and Casino Agreement, dated as of September 16, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.20 to the Company's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.9
Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macao Special Administrative Region, June 26, 2002, among the Macao Special Administrative Region and Galaxy Casino Company Limited (incorporated by reference from Exhibit 10.40 to Las Vegas Sands, Inc.'s Form 10-K (File No. 333-42147) for the year ended December 31, 2002 and filed on March 31, 2003).

10.10
Amendment to Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macau Special Administrative Region, dated as of December 19, 2002, among the Macao Special Administrative Region and Galaxy Casino Company, Limited (incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2018 and filed on February 22, 2019).

10.11†
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

10.12
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

10.14
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

10.16
Amendment, published on June 5, 2013, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2018 and filed on February 22, 2019).

10.17
Amendment, published on October 22, 2014, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2018 and filed on February 22, 2019).

10.18
Land Concession Agreement, dated as of May 5, 2010, relating to the Sands Cotai Central among the Macau Special Administrative Region, Venetian Orient Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.24 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2018 and filed on February 22, 2019).

Exhibit No.	Description of Document
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

10.21†
Development Agreement, dated April 3, 2019, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the three and six months ended June 30, 2019 and filed on July 24, 2019).

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

10.32+	Las Vegas Sands Corp. Amended and Restated 2004 Equity Award Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on May 20, 2019).
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

10.40+
Form of Nonqualified Stock Option Agreement under the Company's 2004 Equity Award Plan (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2009 and filed August 7, 2009).

10.41+
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

10.43+
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

10.45+
Form of Director Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.46+
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
10.48+
Form of Restricted Stock Units Award agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.87 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.49+
Form of Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

10.50+
Form of Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.51+
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

10.53
Purchase and Sale Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to Las Vegas Sands, Inc.'s Current Report on Form 8-K (File No. 333-42147) filed on April 16, 2004).

10.54
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

10.56
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

10.57
Second Amended and Restated Registration Rights Agreement, dated as of November 14, 2008, by and among Las Vegas Sands Corp., Dr. Miriam Adelson and the other Adelson Holders (as defined therein) that are party to the agreement from time to time (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on November 14, 2008).

10.58
Investor Rights Agreement, dated as of September 30, 2008, by and between Las Vegas Sands Corp. and the Investor named therein (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.59
Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.47 to the Company's Registration Statement on Form S-1 (File No. 333-118827) dated September 3, 2004).

10.60
Venetian Hotel Service Agreement, dated as of June 28, 2001, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.49 to the Company's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-118827) dated November 22, 2004).

10.61
First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company's Registration Statement on Form S-1 (File No. 333-118827) dated September 3, 2004).

Exhibit No.	Description of Document
10.62+
Las Vegas Sands Corp. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.88 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 28, 2012).

10.63+
Amendment to Non-Employee Director Compensation Program — Increase to Annual Cash Retainer (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the three and nine months ended September 30, 2019 and filed on October 25, 2019).

10.64+
Amended & Restated Employment Agreement among Las Vegas Sands Corp., Las Vegas Sands, LLC and Sheldon G. Adelson, effective as of January 1, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on September 7, 2017).

10.65+
Terms of Continued Employment, dated December 9, 2014, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.81 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2014 and filed on February 27, 2015).

10.66+
First Amendment to Letter Agreement, dated November 20, 2018 between Robert G. Goldstein and Las Vegas Sands Corp. and Las Vegas Sands, LLC (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on November 20, 2018).

10.67+
Terms of Continued Employment, dated March 28, 2016, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Patrick Dumont (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2016 and filed on May 6, 2016).

10.68+
Employment Agreement, dated August 23, 2016, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Lawrence A. Jacobs (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2017 and filed on August 4, 2017).

10.69+
First Amendment to Letter Agreement, dated October 9, 2018 between Lawrence A. Jacobs and Las Vegas Sands Corp. and Las Vegas Sands, LLC (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on October 10, 2018).

10.70+
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
101*
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

_________________________

*	Filed herewith.

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

LAS VEGAS SANDS CORP.
February 7, 2020	/S/ SHELDON G. ADELSON
Sheldon G. Adelson, Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SHELDON G. ADELSON	Chairman of the Board, Chief Executive Officer and Director	February 7, 2020
Sheldon G. Adelson

/S/ ROBERT G. GOLDSTEIN	President, Chief Operating Officer and Director	February 7, 2020
Robert G. Goldstein

/S/ PATRICK DUMONT	Executive Vice President, Chief Financial Officer and Director	February 7, 2020
Patrick Dumont

/S/ IRWIN CHAFETZ	Director	February 7, 2020
Irwin Chafetz

/S/ MICHELINE CHAU	Director	February 7, 2020
Micheline Chau

/S/ CHARLES D. FORMAN	Director	February 7, 2020
Charles D. Forman

/S/ GEORGE JAMIESON	Director	February 7, 2020
George Jamieson

/S/ CHARLES A. KOPPELMAN	Director	February 7, 2020
Charles A. Koppelman

/S/ LEWIS KRAMER	Director	February 7, 2020
Lewis Kramer

/S/ DAVID F. LEVI	Director	February 7, 2020
David F. Levi

/S/ XUAN YAN	Director	February 7, 2020
Xuan Yan

/S/ RANDY HYZAK	Senior Vice President and Chief Accounting Officer	February 7, 2020
Randy Hyzak