Form 10-Q
period 2020-03-31
LAS VEGAS SANDS CORP
filed 2020-04-24
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2020
Common Stock ($0.001 par value)	763,729,715 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,602	$4,226
Restricted cash and cash equivalents	16	16
Accounts receivable, net of provision for credit losses of $271 and $282	653	844
Inventories	36	37
Prepaid expenses and other	186	182
Total current assets	3,493	5,305
Property and equipment, net	14,706	14,844
Deferred income taxes, net	279	282
Leasehold interests in land, net	2,169	2,272
Intangible assets, net	36	42
Other assets, net	484	454
Total assets	$21,167	$23,199
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$82	$149
Construction payables	303	334
Other accrued liabilities	1,693	2,396
Income taxes payable	272	275
Current maturities of long-term debt	69	70
Total current liabilities	2,419	3,224
Other long-term liabilities	521	513
Deferred income taxes	169	183
Deferred amounts related to mall sale transactions	348	350
Long-term debt	12,253	12,422
Total liabilities	15,710	16,692
Commitments and contingencies (Note 7)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 shares issued, 764 shares outstanding	1	1
Treasury stock, at cost, 69 shares	(4,481)	(4,481)
Capital in excess of par value	6,591	6,569
Accumulated other comprehensive loss	(119)	(3)
Retained earnings	2,497	3,101
Total Las Vegas Sands Corp. stockholders’ equity	4,489	5,187
Noncontrolling interests	968	1,320
Total equity	5,457	6,507
Total liabilities and equity	$21,167	$23,199
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019
	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$1,177	$2,661
Rooms	268	450
Food and beverage	139	232
Mall	103	160
Convention, retail and other	95	143
Net revenues	1,782	3,646
Operating expenses:
Casino	707	1,439
Rooms	92	110
Food and beverage	139	178
Mall	17	17
Convention, retail and other	56	80
Provision for credit losses	18	4
General and administrative	319	369
Corporate	59	152
Pre-opening	5	4
Development	6	5
Depreciation and amortization	290	301
Amortization of leasehold interests in land	14	9
Loss on disposal or impairment of assets	5	7
	1,727	2,675
Operating income	55	971
Other income (expense):
Interest income	13	20
Interest expense, net of amounts capitalized	(131)	(141)
Other income (expense)	37	(21)
Income (loss) before income taxes	(26)	829
Income tax expense	(25)	(85)
Net income (loss)	(51)	744
Net (income) loss attributable to noncontrolling interests	50	(162)
Net income (loss) attributable to Las Vegas Sands Corp.	$(1)	$582
Earnings per share:
Basic	$—	$0.75
Diluted	$—	$0.75
Weighted average shares outstanding:
Basic	764	774
Diluted	764	775
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2020	2019
	(In millions) (Unaudited)
Net income (loss)	$(51)	$744
Currency translation adjustment	(111)	5
Total comprehensive income (loss)	(162)	749
Comprehensive (income) loss attributable to noncontrolling interests	45	(159)
Comprehensive income (loss) attributable to Las Vegas Sands Corp.	$(117)	$590
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
	(In millions) (Unaudited)
Balance at January 1, 2019	$1	$(3,727)	$6,680	$(40)	$2,770	$1,061	$6,745
Net income	—	—	—	—	582	162	744
Currency translation adjustment	—	—	—	8	—	(3)	5
Exercise of stock options	—	—	12	—	—	2	14
Stock-based compensation	—	—	8	—	—	1	9
Repurchase of common stock	—	(174)	—	—	—	—	(174)
Dividends declared ($0.77 per share) (Note 5)	—	—	—	—	(595)	(308)	(903)
Balance at March 31, 2019	$1	$(3,901)	$6,700	$(32)	$2,757	$915	$6,440

Balance at January 1, 2020	$1	$(4,481)	$6,569	$(3)	$3,101	$1,320	$6,507
Net loss	—	—	—	—	(1)	(50)	(51)
Currency translation adjustment	—	—	—	(116)	—	5	(111)
Exercise of stock options	—	—	16	—	—	—	16
Stock-based compensation	—	—	6	—	—	1	7
Dividends declared ($0.79 per share) and noncontrolling interest payments (Note 5)	—	—	—	—	(603)	(308)	(911)
Balance at March 31, 2020	$1	$(4,481)	$6,591	$(119)	$2,497	$968	$5,457
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(In millions) (Unaudited)
Cash flows from operating activities:
Net income (loss)	$(51)	$744
Adjustments to reconcile net income (loss) to net cash generated from (used in) operating activities:
Depreciation and amortization	290	301
Amortization of leasehold interests in land	14	9
Amortization of deferred financing costs and original issue discount	10	8
Amortization of deferred gain on mall sale transactions	(1)	(1)
Loss on disposal or impairment of assets	4	5
Stock-based compensation expense	7	9
Provision for credit losses	18	4
Foreign exchange (gain) loss	(39)	22
Deferred income taxes	(4)	1
Changes in operating assets and liabilities:
Accounts receivable	166	(15)
Other assets	(48)	(4)
Accounts payable	(66)	(26)
Other liabilities	(670)	(237)
Net cash generated from (used in) operating activities	(370)	820
Cash flows from investing activities:
Capital expenditures	(320)	(240)
Proceeds from disposal of property and equipment	1	—
Net cash used in investing activities	(319)	(240)
Cash flows from financing activities:
Proceeds from exercise of stock options	16	14
Repurchase of common stock	—	(174)
Dividends paid and noncontrolling interest payments	(911)	(903)
Repayments of long-term debt	(16)	(26)
Payments of financing costs	(3)	—
Net cash used in financing activities	(914)	(1,089)
Effect of exchange rate on cash, cash equivalents and restricted cash	(21)	(4)
Decrease in cash, cash equivalents and restricted cash	(1,624)	(513)
Cash, cash equivalents and restricted cash at beginning of period	4,242	4,661
Cash, cash equivalents and restricted cash at end of period	$2,618	$4,148
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$180	$159
Cash payments for taxes, net of refunds	$27	$40
Change in construction payables	$(31)	$1
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Organization and Business of Company
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2019, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year.
COVID-19 Coronavirus Pandemic
In January 2020, an outbreak of a respiratory illness caused by a new strain of coronavirus was identified. The disease has since spread rapidly across the world, causing the World Health Organization to declare the outbreak a pandemic (the “COVID-19 Pandemic”) on March 12, 2020. Since that time, people across the globe have been advised to avoid non-essential travel. Steps have also been taken by various countries around the world, including those in which we operate, to restrict inbound international travel and implement closures of non-essential operations to contain the spread of the virus.
Macao
Visitation to Macao has decreased substantially, driven by the outbreak’s strong deterrent effect on travel and social activities. The China Individual Visit Scheme to Macao ("China IVS") and group tour schemes to Macao have been suspended and a ban on entry or enhanced quarantine requirements, depending on the person’s residency and their recent travel history, for any Macao residents, citizens of the People’s Republic of China (“PRC”), Hong Kong residents and Taiwan residents attempting to enter Macao is currently in place. Additionally, restrictions required the Company’s ferry operations between Macao and Hong Kong to be suspended until further notice. On February 4, 2020, in response to the outbreak, the Macao government announced the suspension of all Macao casino operations beginning on February 5, 2020. The Company’s Macao casino operations resumed on February 20, 2020, except for casino operations at Sands Cotai Central, which resumed on February 27, 2020. Certain health safeguards, however, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection and health declarations remain in effect at the present time. Management is currently unable to determine when these measures will be modified or cease to be necessary.
Some of the Company’s Macao hotel facilities were also closed during the casino suspension in response to the drop in visitation and, with the exception of one of the hotel towers at Sands Cotai Central (which features rooms and suites under the Conrad brand), these hotels were gradually reopened beginning February 20, 2020. The remaining hotel tower at Sands Cotai Central is expected to reopen in line with operational needs and demand, but the timing of this currently cannot be determined. On March 28, 2020, in support of the Macao government’s initiatives to fight the COVID-19 Pandemic, up to 2,000 hotel rooms at the Sheraton Grand Macao Hotel, Cotai Strip at Sands Cotai Central were provided to the Macao government for quarantine purposes. A number of restaurants and food outlets across the Company’s properties in Macao are currently closed, as are a number of retail outlets in the retail malls and a number of entertainment amenities. The timing or manner in which these operations will return is currently not able to be determined.
The Hong Kong government temporarily closed the Hong Kong China Ferry Terminal in Kowloon beginning on January 30, 2020 and the Hong Kong Macao Ferry Terminal in Hong Kong beginning on February 4, 2020. In response, the Company was forced to immediately suspend its Macao ferry operations between Macao and Hong Kong. The timing and manner in which the Company’s ferry operations will be able to resume is currently unknown.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Total visitation from China to Macao in February 2020 declined 97% compared to the same period in 2019, according to the Statistics and Census Services of the Macao government.
Singapore
For the three months ended March 31, 2020, the operations at Marina Bay Sands remained open; however, visitation to the property declined throughout the quarter due to the COVID-19 Pandemic. Subsequent to quarter-end, the Singapore government suspended all casino and non-essential operations, including all operations at Marina Bay Sands, beginning on April 7, 2020 through at least June 1, 2020, which could be extended in the future.
Total visitation to Marina Bay Sands, per Company data, for the three months ended March 31, 2020, has decreased over 36% as compared to visitation for the same period in the prior year.
Las Vegas
Since the COVID-19 Pandemic began in January, visitation to the Las Vegas Operating Properties declined steadily. On March 17, 2020, the Nevada government suspended all casino and non-essential operations, including all operations at the Las Vegas Operating Properties, beginning on March 18, 2020 through at least April 30, 2020, which could be extended in the future.
Summary
The disruptions arising from the COVID-19 Pandemic had a significant adverse impact on the Company's financial condition and operations during the three months ended March 31, 2020. The duration and intensity of this global health emergency and related disruptions is uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2020 will be material, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 Pandemic will end, when or how quickly the current travel restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business and the willingness of tourism customers to spend on travel and entertainment and business customers to spend on meetings, incentives, conventions and exhibitions (“MICE”).
The Company has a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $2.60 billion and access to $1.50 billion, $2.02 billion and $416 million of available borrowing capacity from the LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Credit Facility, respectively, and 3.75 billion Singapore dollars (“SGD,” approximately $2.63 billion at exchange rates in effect on March 31, 2020) under the Singapore Delayed Draw Term Facility, exclusively for capital expenditures for the MBS Expansion Project, as of March 31, 2020. The Company believes it is able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. The Company has taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow of non-essential items.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 2 — Long-Term Debt
Long-term debt consists of the following:

	March 31, 2020	December 31, 2019
	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $14)	$1,736	$1,736
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $5)	495	495
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $11 and $12, respectively)	989	988
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $8)	742	742
Macao Related(1):
4.600% Senior Notes due 2023 (net of unamortized original issue discount and deferred financing costs of $10 and $11, respectively, and a positive cumulative fair value adjustment of $11)	1,801	1,800
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $13 and a positive cumulative fair value adjustment of $11)	1,798	1,798
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $18 and $19, respectively, and a positive cumulative fair value adjustment of $11 and $12, respectively)	1,893	1,893
Other	19	17
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $49 and $54, respectively)	2,849	3,023
	12,322	12,492
Less — current maturities	(69)	(70)
Total long-term debt	$12,253	$12,422

____________________

(1)
Unamortized deferred financing costs of $94 million and $100 million as of March 31, 2020 and December 31, 2019, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in other assets, net in the accompanying condensed consolidated balance sheets.

LVSC Revolving Facility
As of March 31, 2020, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
2018 SCL Credit Facility
During March 2020, Sands China Ltd. (“SCL”) entered into a waiver and amendment request letter (the “Waiver Letter”) with respect to certain provisions of the 2018 SCL Credit Facility, pursuant to which lenders (a) waived the requirements for SCL to comply with the requirements that SCL ensure the maximum consolidated leverage ratio does not exceed 4.0x and minimum consolidated interest coverage ratio of 2.5x for any quarterly period ending during the period beginning on, and including, January 1, 2020 and ending on, and including, July 1, 2021 (the “Relevant Period”) (other than with respect to the financial year ended on December 31, 2019); (b) waived any default that may arise as a result of any breach of said requirements during the Relevant Period (other than with respect to the financial year ended on December 31, 2019); and (c) extended the period of time during which SCL may supply the agent with (i)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

its audited consolidated financial statements for the financial year ended on December 31, 2019, to April 30, 2020; and (ii) its audited consolidated financial statements for the financial year ending on December 31, 2020, to April 30, 2021. Pursuant to the Waiver Letter, SCL agreed to pay a customary fee to the lenders that consented.
As of March 31, 2020, SCL had $2.02 billion of available borrowing capacity under the 2018 SCL Revolving Facility comprised of Hong Kong dollar commitments (13.81 billion Hong Kong dollars or “HKD,” approximately $1.78 billion at exchange rates in effect on March 31, 2020) and U.S. dollar commitments ($237 million).
2012 Singapore Credit Facility
As of March 31, 2020, the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”), had SGD 592 million (approximately $416 million at exchange rates in effect on March 31, 2020) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee pursuant to a development agreement for SGD 153 million (approximately $107 million at exchange rates in effect on March 31, 2020).
There were no loans borrowed under the Delayed Draw Term Facility as of March 31, 2020.
Debt Covenant Compliance
As of March 31, 2020, management believes the Company was in compliance with all debt covenants.
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of March 31, 2020 and December 31, 2019, was approximately $11.65 billion and $13.21 billion, respectively, compared to its contractual value of $12.40 billion and $12.58 billion, respectively. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).
Note 3 — Accounts Receivable, Net
Accounts Receivable and Provision for Credit Losses
Accounts receivable are comprised of casino, hotel, mall and other receivables, which do not bear interest and are recorded at amortized cost. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. The Company also extends credit to gaming promoters in Macao. These receivables can be offset against commissions payable to the respective gaming promoters. Business or economic conditions, the legal enforceability of gaming debts, foreign currency control measures or other significant events in foreign countries could affect the collectability of receivables from customers and gaming promoters residing in these countries.
Accounts receivable primarily consist of casino receivables. Other than casino receivables, there is no other concentration of credit risk with respect to accounts receivable as the Company has a large number of customers. The Company believes the concentration of its credit risk in casino receivables is mitigated substantially by its credit evaluation process, credit policies, credit control and collection procedures, and also believes there are no concentrations of credit risk for which a provision has not been established. Although management believes the provision is adequate, it is possible the estimated amount of cash collections with respect to accounts receivable could change.
The Company maintains a provision for expected credit losses on casino, hotel and mall receivables and regularly evaluates the balances. The Company applies standard reserve percentages, to aged account balances, which are grouped based on shared credit risk characteristics and days past due. The reserve percentages are based on estimated loss rates supported by historical observed default rates over the expected life of the receivable and are adjusted for forward-looking information. The Company also specifically analyzes the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer's financial condition, collection history and any other known information and adjusts the aforementioned reserve with the results from the individual reserve analysis. The Company also monitors regional and global economic conditions and forecasts in its evaluation of the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

adequacy of the recorded reserves. Account balances are written off against the provision when the Company believes it is probable the receivable will not be recovered.
Credit or marker play was 22.1%, 14.9% and 70.0% of table games play at the Company’s Macao properties, Marina Bay Sands and Las Vegas Operating Properties, respectively, during the period ended March 31, 2020. The Company’s provision for casino credit losses was 34.7% and 32.3% of gross casino receivables as of March 31, 2020 and December 31, 2019, respectively. The Company’s provision for credit losses from its hotel and other receivables is not material.
Accounts receivable, net consists of the following:

	March 31, 2020	December 31, 2019
	(In millions)
Casino	$752	$858
Rooms	48	88
Mall	78	93
Other	46	87
	924	1,126
Less - provision for credit losses	(271)	(282)
	$653	$844

The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the period:

	March 31, 2020	March 31, 2019
	(In millions)
Balance at beginning of year	$282	$324
Current period provision for credit losses	18	4
Write-offs	(23)	(17)
Recoveries of receivables previously written-off	—	1
Exchange rate impact	(6)	1
Balance at end of period	$271	$313

Impacts of Adoption
On January 1, 2020, the Company adopted the guidance under the accounting standard update (“ASU”) issued in June 2016 by the Financial Accounting Standards Board (“FASB”). The ASU revised the methodology for measuring credit losses on financial losses on financial instruments and the timing of when such losses are recorded. The adoption, which was applied on a modified retrospective basis, did not have a material impact on the Company's financial condition and results of operations and therefore did not result in an adjustment to retained earnings as of January 1, 2020.
Note 4 — Derivative Instruments
In August 2018, the Company entered into interest rate swap agreements (the “IR Swaps”), which qualified and were designated as fair value hedges, swapping fixed-rate for variable-rate interest to hedge changes in the fair value of the SCL Senior Notes. These IR Swaps have a total notional value of $5.50 billion and expire in August 2020.
The total fair value of the IR Swaps as of March 31, 2020, was $43 million. In the accompanying condensed consolidated balance sheet, $33 million was recorded as an asset in prepaid expenses and other with an equal corresponding adjustment recorded against the carrying value of the SCL Senior Notes. The fair value of the IR Swaps was estimated using level 2 inputs from recently reported market forecasts of interest rates. Gains and losses due to changes in fair value of the IR Swaps completely offset changes in the fair value of the hedged portion of the underlying

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

debt. Additionally, for the three months ended March 31, 2020 and 2019, the Company recorded a $14 million and $2 million reduction to interest expense, respectively, related to the realized amount associated with the IR Swaps.
Note 5 — Equity and Earnings Per Share
Common Stock
Dividends
On March 26, 2020, the Company paid a dividend of $0.79 per common share as part of a regular cash dividend program. During the three months ended March 31, 2020, the Company recorded $603 million as a distribution against retained earnings (of which $342 million related to the principal stockholder and his family and the remaining $261 million related to all other stockholders).
On March 28, 2019, the Company paid a dividend of $0.77 per common share as part of a regular cash dividend program. During the three months ended March 31, 2019, the Company recorded $595 million as a distribution against retained earnings (of which $333 million related to the principal stockholder and his family and the remaining $262 million related to all other shareholders).
In April 2020, the Company suspended the quarterly dividend program due to the impact of the COVID-19 Pandemic.
Noncontrolling Interests
On February 21, 2020, SCL paid a dividend of HKD 0.99 to SCL stockholders (a total of $1.03 billion, of which the Company retained $717 million during the three months ended March 31, 2020).
On February 22, 2019, SCL paid a dividend of HKD 0.99 to SCL stockholders (a total of $1.02 billion, of which the Company retained $716 million during the three months ended March 31, 2019).
On April 17, 2020, SCL announced it will not pay a final dividend for 2019 due to the impact of the COVID-19 Pandemic.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	764	774
Potential dilution from stock options and restricted stock and stock units	—	1
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	764	775
Antidilutive stock options excluded from the calculation of diluted earnings per share	3	5

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 6 — Leases
Lessor
Lease revenue consists of the following:

	Three Months Ended March 31,
	2020		2019
	Mall	Other	Mall	Other
	(In millions)
Minimum rents	$134	$3	$128	$4
Overage rents	5	1	7	1
Rent concessions(1)	(59)	(1)	—	—
Total overage rents and rent concessions	(54)	—	7	1
	$80	$3	$135	$5

____________________

(1)	Rent concessions were provided to tenants as a result of the COVID-19 Pandemic and the impact on mall and other operations.
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
On January 19, 2012, AAEC filed another claim (the “Macao Action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim was for 3.0 billion patacas (approximately $376 million at exchange rates in effect on March 31, 2020). The Macao Action alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao Action with the Macao Judicial Court and amended the defense on January 4, 2013.
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
On July 15, 2019, AAEC submitted a request to the Macao Judicial Court to increase the amount of its claim to 96.45 billion patacas (approximately $12.08 billion at exchange rates in effect on March 31, 2020), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022 in due course at the enforcement stage.
On September 2, 2019, the U.S. Defendants moved to revoke the legal aid granted to AAEC, which excuses AAEC from paying its share of court costs. On September 4, 2019, the Macao Judicial Court deferred ruling on the U.S. Defendants’ motion regarding legal aid until the entry of final judgment. The U.S. Defendants appealed that deferral on September 17, 2019. On September 26, 2019, the Macao Judicial Court rejected that appeal on procedural grounds; The U.S. Defendants requested clarification of that order on October 29, 2019. By order dated December 4, 2019, the Macao Judicial Court stated it would reconsider the U.S. Defendants’ motion to revoke legal aid and, as part of that reconsideration, it would reanalyze portions of the record, seek an opinion from the Macao Public Prosecutor regarding the propriety of legal aid and consult with the trial court overseeing AAEC’s separate litigation against Galaxy Entertainment Group Ltd., Galaxy Entertainment Group S.A. and Messrs. Weidner and Friedman, individually. The Macao Judicial Court denied the motion to revoke legal aid on January 14, 2020.
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
Note 8 — Segment Information
The Company’s principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations and construction and development activities for each of its operating segments: The Venetian Macao; Sands Cotai Central; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; Sands Macao; Marina Bay Sands; Las Vegas Operating Properties; and, through May 30, 2019, Sands Bethlehem. The Company has included Ferry Operations and Other (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to its properties in Macao) to reconcile to the condensed consolidated results of operations and financial condition. The Company has included Corporate and Other (which includes the Las Vegas Condo Tower and corporate activities of the Company) to reconcile to the condensed consolidated financial condition.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company’s segment information as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019 is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues
Three Months Ended March 31, 2020	(In millions)
Macao:
The Venetian Macao	$251	$21	$5	$29	$9	$315
Sands Cotai Central	123	27	8	9	3	170
The Parisian Macao	115	13	5	6	2	141
The Plaza Macao and Four Seasons Hotel Macao	83	4	3	17	—	107
Sands Macao	64	2	2	—	1	69
Ferry Operations and Other	—	—	—	—	12	12
	636	67	23	61	27	814
Marina Bay Sands	439	74	41	42	16	612
Las Vegas Operating Properties	102	127	75	—	96	400
Intercompany eliminations(1)	—	—	—	—	(44)	(44)
Total net revenues	$1,177	$268	$139	$103	$95	$1,782

Three Months Ended March 31, 2019
Macao:
The Venetian Macao	$740	$57	$22	$56	$22	$897
Sands Cotai Central	445	84	26	16	6	577
The Parisian Macao	387	32	18	12	5	454
The Plaza Macao and Four Seasons Hotel Macao	173	10	9	31	1	224
Sands Macao	139	4	7	1	1	152
Ferry Operations and Other	—	—	—	—	30	30
	1,884	187	82	116	65	2,334
Marina Bay Sands	544	102	53	43	25	767
United States:
Las Vegas Operating Properties	113	157	90	—	111	471
Sands Bethlehem(2)	120	4	7	1	5	137
	233	161	97	1	116	608
Intercompany eliminations(1)	—	—	—	—	(63)	(63)
Total net revenues	$2,661	$450	$232	$160	$143	$3,646

____________________

(1)	Intercompany eliminations include royalties and other intercompany services.

(2)	The Company completed the sale of Sands Bethlehem on May 31, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$1	$1
Ferry Operations and Other	7	6
	8	7
Marina Bay Sands	1	1
Las Vegas Operating Properties(1)	35	55
Total intersegment revenues	$44	$63
____________________

(1)	Primarily consists of royalties from the Company’s international operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$49	$361
Sands Cotai Central	—	212
The Parisian Macao	(3)	163
The Plaza Macao and Four Seasons Hotel Macao	28	85
Sands Macao	(1)	40
Ferry Operations and Other	(6)	(3)
	67	858
Marina Bay Sands	282	423
United States:
Las Vegas Operating Properties	88	138
Sands Bethlehem(1)	—	33
	88	171
Consolidated adjusted property EBITDA(2)	437	1,452
Other Operating Costs and Expenses
Stock-based compensation(3)	(3)	(3)
Corporate	(59)	(152)
Pre-opening	(5)	(4)
Development	(6)	(5)
Depreciation and amortization	(290)	(301)
Amortization of leasehold interests in land	(14)	(9)
Loss on disposal or impairment of assets	(5)	(7)
Operating income	55	971
Other Non-Operating Costs and Expenses
Interest income	13	20
Interest expense, net of amounts capitalized	(131)	(141)
Other income (expense)	37	(21)
Income tax expense	(25)	(85)
Net income (loss)	$(51)	$744
 ____________________

(1)	The Company completed the sale of Sands Bethlehem on May 31, 2019.

(2)
Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is net income/loss before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain on sale of Sands Bethlehem, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. The Company has significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, consolidated adjusted property EBITDA as presented by the Company may not be directly comparable to similarly titled measures presented by other companies.

(3)
During the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense of $7 million and $9 million, respectively, of which $4 million and $6 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

	Three Months Ended March 31,
	2020	2019
	(In millions)
Capital Expenditures
Corporate and Other	$3	$23
Macao:
The Venetian Macao	23	24
Sands Cotai Central	131	64
The Parisian Macao	4	8
The Plaza Macao and Four Seasons Hotel Macao	82	30
Sands Macao	1	2
	241	128
Marina Bay Sands	46	49
United States:
Las Vegas Operating Properties	30	38
Sands Bethlehem(1)	—	2
	30	40
Total capital expenditures	$320	$240
____________________

(1)	The Company completed the sale of Sands Bethlehem on May 31, 2019.

	March 31, 2020	December 31, 2019
	(In millions)
Total Assets
Corporate and Other	$1,041	$1,390
Macao:
The Venetian Macao	2,370	3,243
Sands Cotai Central	3,954	4,504
The Parisian Macao	2,287	2,351
The Plaza Macao and Four Seasons Hotel Macao	1,272	1,239
Sands Macao	283	324
Ferry Operations and Other	150	156
	10,316	11,817
Marina Bay Sands	5,521	5,880
Las Vegas Operating Properties	4,289	4,112
Total assets	$21,167	$23,199

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
COVID-19 Pandemic
In early January 2020, an outbreak of a respiratory illness caused by a novel coronavirus was identified and the disease has since spread rapidly across the world (the “COVID-19 Pandemic”). Since that time, people across the globe have been advised to avoid non-essential travel. Steps have also been taken by various countries around the world, including those in which we operate, to restrict inbound international travel and implement closures of non-essential operations to contain the spread of the virus.
The China Individual Visit Scheme to Macao ("China IVS") and group tour schemes to Macao have been suspended and a ban on entry or enhanced quarantine requirements, depending on the person’s residency and their recent travel history, for any Macao residents, citizens of the People’s Republic of China (“PRC”), Hong Kong residents and Taiwan residents attempting to enter Macao is currently in place. The Hong Kong government temporarily closed the Hong Kong China Ferry Terminal in Kowloon beginning on January 30, 2020 and the Hong Kong Macao Ferry Terminal in Hong Kong beginning on February 4, 2020. Our ferry operations between Macao and Hong Kong have been suspended until further notice. The Macao government has announced publicly that total visitation from China to Macao decreased by 14.9% in January 2020 (with an 83% decrease in visitation over the first seven days of Chinese New Year) and 97.2% in February 2020 as compared to the same periods in 2019. It has also announced that monthly gross gaming revenue decreased by 11.3%, 87.8% and 79.7% in January, February and March 2020, respectively, as compared to the same periods in 2019.
The Macao government suspended all gaming operations beginning on February 5, 2020, and allowed them to reopen on February 20, 2020. Under temporary guidelines implemented by the Gaming Inspection and Coordination Bureau in Macao, casinos are to be run at half of normal capacity in order to adhere to social distancing measures, including leaving open seats between patrons playing at tables and slot machines and banning patrons from placing bets while standing behind the tables.
We closed some of our hotel facilities during the casino closure in response to the drop in visitation and, with the exception of one of the hotel towers at Sands Cotai Central (which features rooms and suites under the Conrad brand), these hotels were gradually reopened beginning on February 20, 2020. We expect to reopen the remaining tower at Sands Cotai Central in line with operational needs and demand, but are currently unable to determine that timing.
On March 17, 2020, the Nevada government suspended all casino and non-essential operations, including all operations at the Las Vegas Operating Properties, beginning on March 18, 2020 through at least April 30, 2020. The Singapore government suspended all casino and non-essential operations, including all operations at Marina Bay Sands, beginning on April 7, 2020 through at least June 1, 2020. The government mandated closures could be extended beyond these dates.
In connection with reopening the Singapore and Las Vegas properties, we anticipate social distancing requirements will include reduced seating at table games and a decreased number of active slot machines on the casino floor. Additionally, there is uncertainty around the impact the COVID-19 Pandemic will have on operations in the months that follow reopening. For example, there have been a number of group cancellations through October 2020 and there may be additional restrictions placed on our other services, such as nightclubs and entertainment venues.
If our Integrated Resorts in Las Vegas and Singapore are not permitted to resume normal operations, travel restrictions such as those related to the China IVS and other global restrictions on inbound travel from other countries are not modified or eliminated or the global response to contain the COVID-19 Pandemic escalates or is unsuccessful, our operations, cash flows and financial condition will be further materially impacted.
We have a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $2.60 billion and access to $1.50 billion, $2.02 billion and $416 million of available borrowing capacity from our LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Credit Facility, respectively, and 3.75 billion Singapore dollars (“SGD,” approximately $2.63 billion at exchange rates in effect on March 31, 2020) under our Singapore Delayed Draw Term Facility, exclusively for capital expenditures for the MBS Expansion Project, as of March 31, 2020. We believe we are able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow of non-essential items.
Operations
We view each of our Integrated Resort properties as an operating segment. Our operating segments in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China consist of The Venetian Macao; Sands Cotai Central; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; and the Sands Macao. Our operating segment in Singapore is Marina Bay Sands. Our operating segment in the U.S. is the Las Vegas Operating Properties, which includes The Venetian Resort Las Vegas and the Sands Expo Center.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2019 Annual Report on Form 10-K filed on February 7, 2020.
There were no newly identified significant accounting estimates during the three months ended March 31, 2020, nor were there any material changes to the critical accounting policies and estimates discussed in our 2019 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Accounts Receivable, Net.”
Operating Results
Key Operating Revenue Measurements
Operating revenues at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Marina Bay Sands and our Las Vegas Operating Properties are dependent upon the volume of customers who stay at the hotel, which affects the price charged for hotel rooms and our gaming volume. Operating revenues at Sands Macao are principally driven by the volume of gaming patrons who visit the property on a daily basis.
Management utilizes the following volume and pricing measures in order to evaluate past performance and assist in forecasting future revenues. The various volume measurements indicate our ability to attract customers to our Integrated Resorts. In casino operations, win and hold percentages indicate the amount of revenue to be expected based on volume. In hotel operations, average daily rate and revenue per available room indicate the demand for rooms and our ability to capture that demand. In mall operations, base rent per square foot indicates our ability to attract and maintain profitable tenants for our leasable space.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.15% to 3.45% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 25.6%, 22.3%, 23.2%, 25.0%, 18.6% and 20.3% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 4.7%, 4.3%, 3.8%, 6.3%, 3.2% and 4.5% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 22.1% and 14.9%, respectively, of our table games play was conducted on a credit basis for the three months ended March 31, 2020.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued (credit instruments) deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Based upon our mix of table games, our table games are expected to produce a win percentage of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Our slot machines have produced a trailing 12-month hold percentage of 8.2% at our Las Vegas Operating Properties. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 70.0% of our table games play at our Las Vegas Operating Properties, for the three months ended March 31, 2020, was conducted on a credit basis.
Hotel revenue measurements: Performance indicators used are occupancy rate (a volume indicator), which is the average percentage of available hotel rooms occupied during a period and average daily room rate (“ADR,” a price indicator), which is the average price of occupied rooms per day. Available rooms exclude those rooms unavailable for occupancy during the period due to renovation, development or other requirements (such as government mandated closure, lodging for team members and usage by the Macao government for quarantine measures). The calculations of the occupancy rate and ADR include the impact of rooms provided on a complimentary basis. Revenue per available room (“RevPAR”) represents a summary of hotel ADR and occupancy. Because not all available rooms are occupied, ADR is normally higher than RevPAR. Reserved rooms where the guests do not show up for their stay and lose their deposit, or where guests check out early, may be re-sold to walk-in guests.
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

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Summary Financial Results
Our financial results were adversely impacted by decreased visitation at our properties due to the COVID-19 Pandemic, which resulted in the temporary closure of our Las Vegas Operating Properties beginning on March 18, 2020 and certain portions of our Macao Integrated Resorts, including all casino operations for a period of 15 days (22 days at Sands Cotai Central) during February, and international travel restrictions to all of the jurisdictions in which we operate. Net revenues for the three months ended March 31, 2020, decreased 51.1% to $1.78 billion, compared to $3.65 billion for the three months ended March 31, 2019, and operating income decreased 94.3% to $55 million compared to $971 million for the three months ended March 31, 2019. Net loss was $51 million for the three months ended March 31, 2020, compared to net income of $744 million for the three months ended March 31, 2019.
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended March 31,
	2020	2019	Percent Change
	(Dollars in millions)
Casino	$1,177	$2,661	(55.8)%
Rooms	268	450	(40.4)%
Food and beverage	139	232	(40.1)%
Mall	103	160	(35.6)%
Convention, retail and other	95	143	(33.6)%
Total net revenues	$1,782	$3,646	(51.1)%
Consolidated net revenues were $1.78 billion for the three months ended March 31, 2020, a decrease of $1.86 billion compared to $3.65 billion for the three months ended March 31, 2019. The decrease was primarily attributable to decreases of $1.52 billion and $155 million in Macao and Marina Bay Sands, respectively. These decreases were driven by the COVID-19 Pandemic described above. Additionally, there was a $137 million decrease due to the sale of Sands Bethlehem on May 31, 2019.
Net casino revenues decreased $1.48 billion compared to the three months ended March 31, 2019. The change was driven by a $1.25 billion decrease at our Macao operations, due to decreases in Non-Rolling Chip drop and Rolling Chip volume. Additionally, Marina Bay Sands decreased $105 million mainly due to decreases in Non-Rolling Chip drop and win percentage and slot handle. These decreases were driven by the COVID-19 Pandemic described above. Additionally, there was a $120 million decrease attributable to the sale of Sands Bethlehem on May 31, 2019. The following table summarizes the results of our casino activity:

	Three Months Ended March 31,
	2020	2019	Change
	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$251	$740	(66.1)%
Non-Rolling Chip drop	$817	$2,266	(63.9)%
Non-Rolling Chip win percentage	27.0%	28.5%	(1.5	)pts
Rolling Chip volume	$2,270	$7,501	(69.7)%
Rolling Chip win percentage	3.03%	2.89%	0.14	pts
Slot handle	$438	$891	(50.8)%
Slot hold percentage	4.5%	5.0%	(0.5	)pts

	Three Months Ended March 31,
	2020	2019	Change
	(Dollars in millions)
Sands Cotai Central
Total net casino revenues	$123	$445	(72.4)%
Non-Rolling Chip drop	$556	$1,699	(67.3)%
Non-Rolling Chip win percentage	22.0%	23.8%	(1.8	)pts
Rolling Chip volume	$167	$1,944	(91.4)%
Rolling Chip win percentage	5.85%	4.69%	1.16	pts
Slot handle	$367	$1,063	(65.5)%
Slot hold percentage	4.4%	4.1%	0.3	pts
The Parisian Macao
Total net casino revenues	$115	$387	(70.3)%
Non-Rolling Chip drop	$390	$1,140	(65.8)%
Non-Rolling Chip win percentage	23.8%	23.1%	0.7	pts
Rolling Chip volume	$1,890	$3,917	(51.7)%
Rolling Chip win percentage	2.49%	4.63%	(2.14	)pts
Slot handle	$432	$1,124	(61.6)%
Slot hold percentage	3.5%	3.3%	0.2	pts
The Plaza Macao and Four Seasons Hotel Macao
Total net casino revenues	$83	$173	(52.0)%
Non-Rolling Chip drop	$210	$356	(41.0)%
Non-Rolling Chip win percentage	29.9%	25.1%	4.8	pts
Rolling Chip volume	$1,626	$4,488	(63.8)%
Rolling Chip win percentage	2.84%	3.36%	(0.52	)pts
Slot handle	$37	$149	(75.2)%
Slot hold percentage	4.7%	4.9%	(0.2	)pts
Sands Macao
Total net casino revenues	$64	$139	(54.0)%
Non-Rolling Chip drop	$250	$663	(62.3)%
Non-Rolling Chip win percentage	20.1%	17.8%	2.3	pts
Rolling Chip volume	$507	$1,201	(57.8)%
Rolling Chip win percentage	4.37%	1.86%	2.51	pts
Slot handle	$276	$615	(55.1)%
Slot hold percentage	3.0%	3.5%	(0.5	)pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$439	$544	(19.3)%
Non-Rolling Chip drop	$1,077	$1,343	(19.8)%
Non-Rolling Chip win percentage	19.8%	21.2%	(1.4	)pts
Rolling Chip volume	$6,639	$7,128	(6.9)%
Rolling Chip win percentage	3.53%	3.13%	0.40	pts
Slot handle	$2,870	$3,560	(19.4)%
Slot hold percentage	4.3%	4.6%	(0.3	)pts
Las Vegas Operating Properties
Total net casino revenues	$102	$113	(9.7)%
Table games drop	$446	$419	6.4%
Table games win percentage	19.9%	22.8%	(2.9	)pts
Slot handle	$603	$668	(9.7)%
Slot hold percentage	8.2%	8.4%	(0.2	)pts
____________________

Note:	We completed the sale of Sands Bethlehem on May 31, 2019.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues decreased $182 million compared to the three months ended March 31, 2019. The decrease was primarily as a result of the COVID-19 Pandemic described above, specifically from the temporary closures of certain towers within Sands Cotai Central and Four Seasons in Macao and our Las Vegas Operating Properties. The following table summarizes the results of our room activity:

	Three Months Ended March 31,
	2020	2019	Change
	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$21	$57	(63.2)%
Occupancy rate	39.2%	96.8%	(57.6	)pts
Average daily room rate (ADR)	$238	$228	4.4%
Revenue per available room (RevPAR)	$93	$221	(57.9)%
Sands Cotai Central
Total room revenues	$27	$84	(67.9)%
Occupancy rate	38.1%	97.3%	(59.2	)pts
Average daily room rate (ADR)	$175	$157	11.5%
Revenue per available room (RevPAR)	$67	$153	(56.2)%
The Parisian Macao
Total room revenues	$13	$32	(59.4)%
Occupancy rate	40.3%	98.6%	(58.3	)pts
Average daily room rate (ADR)	$169	$158	7.0%
Revenue per available room (RevPAR)	$68	$156	(56.4)%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$4	$10	(60.0)%
Occupancy rate	48.4%	89.7%	(41.3	)pts
Average daily room rate (ADR)	$329	$335	(1.8)%
Revenue per available room (RevPAR)	$159	$300	(47.0)%
Sands Macao
Total room revenues	$2	$4	(50.0)%
Occupancy rate	59.8%	99.9%	(40.1	)pts
Average daily room rate (ADR)	$179	$178	0.6%
Revenue per available room (RevPAR)	$107	$177	(39.5)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$74	$102	(27.5)%
Occupancy rate	81.0%	98.1%	(17.1	)pts
Average daily room rate (ADR)	$417	$454	(8.1)%
Revenue per available room (RevPAR)	$338	$446	(24.2)%
Las Vegas Operating Properties
Total room revenues	$127	$157	(19.1)%
Occupancy rate	87.2%	94.9%	(7.7	)pts
Average daily room rate (ADR)	$266	$263	1.1%
Revenue per available room (RevPAR)	$232	$250	(7.2)%
____________________

Note:	We completed the sale of Sands Bethlehem on May 31, 2019.

Food and beverage revenues decreased $93 million compared to the three months ended March 31, 2019. The decrease was primarily due to decreases of $59 million and $15 million at our Macao operating properties and our Las Vegas Operating Properties, respectively, as a result of the COVID-19 Pandemic described above. Additionally, there was a $7 million decrease related to the sale of Sands Bethlehem on May 31, 2019.
Mall revenues decreased $57 million compared to the three months ended March 31, 2019. The decrease was primarily due to rent concessions granted to our mall tenants in Macao in response to the COVID-19 Pandemic described above for the months of February 2020 and March 2020.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended March 31,
	2020	2019	Change
	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$29	$56	(48.2)%
Mall gross leasable area (in square feet)	812,934	813,416	(0.1)%
Occupancy	90.5%	90.8%	(0.3	)pts
Base rent per square foot	$281	$265	6.0%
Tenant sales per square foot(1)	$1,460	$1,732	(15.7)%
Shoppes at Cotai Central(2)
Total mall revenues	$9	$16	(43.8)%
Mall gross leasable area (in square feet)	525,247	519,666	1.1%
Occupancy	88.3%	92.2%	(3.9	)pts
Base rent per square foot	$103	$108	(4.6)%
Tenant sales per square foot(1)	$780	$880	(11.4)%
Shoppes at Parisian
Total mall revenues	$6	$12	(50.0)%
Mall gross leasable area (in square feet)	295,920	295,915	—
Occupancy	87.9%	89.6%	(1.7	)pts
Base rent per square foot	$148	$150	(1.3)%
Tenant sales per square foot(1)	$687	$640	7.3%
Shoppes at Four Seasons
Total mall revenues	$17	$31	(45.2)%
Mall gross leasable area (in square feet)	242,425	241,548	0.4%
Occupancy	93.2%	99.3%	(6.1	)pts
Base rent per square foot	$552	$458	20.5%
Tenant sales per square foot(1)	$4,781	$4,420	8.2%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$42	$43	(2.3)%
Mall gross leasable area (in square feet)	593,756	601,226	(1.2)%
Occupancy	96.4%	95.5%	0.9	pts
Base rent per square foot	$264	$266	(0.8)%
Tenant sales per square foot(1)	$1,917	$1,918	(0.1)%
__________________________

Note:	This table excludes the results of mall operations at Sands Macao and Sands Bethlehem.

(1)	Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.

(2)
The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central’s renovation, rebranding and expansion to The Londoner Macao.

Convention, retail and other revenues decreased $48 million compared to the three months ended March 31, 2019, driven by a decrease of $18 million related to our ferry operations, due to the temporary closure of the Hong Kong China Ferry Terminal in late January 2020 and the Hong Kong Macao Ferry Terminal in early February 2020 in response to the COVID-19 Pandemic. Additionally, there were decreases of $15 million and $13 million at our Las Vegas Operating properties and The Venetian Macao, respectively, as a result of the COVID-19 Pandemic described above.
Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended March 31,
	2020	2019	Percent Change
	(Dollars in millions)
Casino	$707	$1,439	(50.9)%
Rooms	92	110	(16.4)%
Food and beverage	139	178	(21.9)%
Mall	17	17	—%
Convention, retail and other	56	80	(30.0)%
Provision for credit losses	18	4	350.0%
General and administrative	319	369	(13.6)%
Corporate	59	152	(61.2)%
Pre-opening	5	4	25.0%
Development	6	5	20.0%
Depreciation and amortization	290	301	(3.7)%
Amortization of leasehold interests in land	14	9	55.6%
Loss on disposal or impairment of assets	5	7	(28.6)%
Total operating expenses	$1,727	$2,675	(35.4)%
Operating expenses were $1.73 billion for the three months ended March 31, 2020, a decrease of $948 million compared to $2.68 billion for the three months ended March 31, 2019. The decrease in operating expense was driven by decreases of $732 million in casino expenses and $50 million in general and administrative expenses. These decreases were mainly driven by the COVID-19 Pandemic described above. The decrease was also due to a $93 million decrease in corporate expenses due to a nonrecurring legal settlement in March 2019.
Casino expenses decreased $732 million compared to the three months ended March 31, 2019. The decrease was primarily attributable to a $623 million decrease in gaming taxes resulting from decreased casino revenues, as previously described. Additionally, the sale of Sands Bethlehem in May 2019 resulted in a $75 million decrease.
Room expenses decreased $18 million compared to the three months ended March 31, 2019. The decrease was primarily driven by a decrease of $14 million at our Macao operating properties, which is consistent with the decrease in room revenue.
Food and beverage expenses decreased $39 million compared to the three months ended March 31, 2019, due to a $29 million decrease at our Macao operating properties, which is consistent with the decrease in food and beverage revenues. Additionally, a decrease of $6 million is attributable to the sale of Sands Bethlehem on May 31, 2019.
Convention, retail and other expenses decreased $24 million compared to the three months ended March 31, 2019, primarily driven by a decrease of $16 million in ferry expenses resulting from the closure of the ferry terminals in response to the COVID-19 Pandemic and 20% reduction in sailings in January 2020 prior to the closure, as compared to the prior year.
Provision for credit losses increased $14 million compared to the three months ended March 31, 2019, primarily due to the recovery of previously reserved amounts for the three months ended March 31, 2019. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses decreased $50 million compared to the three months ended March 31, 2019 due to decreases of $25 million at our Macao operating properties, primarily driven by decreases in marketing, payroll and property operations costs, and $18 million resulting from the sale of Sands Bethlehem in May 2019.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 8 — Segment Information” for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income/loss):

	Three Months Ended March 31,
	2020	2019	Percent Change
	(Dollars in millions)
Macao:
The Venetian Macao	$49	$361	(86.4)%
Sands Cotai Central	—	212	(100.0)%
The Parisian Macao	(3)	163	(101.8)%
The Plaza Macao and Four Seasons Hotel Macao	28	85	(67.1)%
Sands Macao	(1)	40	(102.5)%
Ferry Operations and Other	(6)	(3)	N.M.
	67	858	(92.2)%
Marina Bay Sands	282	423	(33.3)%
United States:
Las Vegas Operating Properties	88	138	(36.2)%
Sands Bethlehem(1)	—	33	N.M.
	88	171	(48.5)%
Consolidated adjusted property EBITDA (2)	$437	$1,452	(69.9)%
__________________________
N.M. - not meaningful

(1)	We completed the sale of Sands Bethlehem on May 31, 2019.

(2)
Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is used by management as the primary measure of the operating performance of our segments. Consolidated adjusted property EBITDA is net income/loss before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain on sale of Sands Bethlehem, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. We have significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, our presentation of consolidated adjusted property EBITDA may not be directly comparable to similarly titled measures presented by other companies.

Adjusted property EBITDA at our Macao operations decreased $791 million compared with the three months ended March 31, 2019, primarily due to decreased casino revenues, driven by the casino closures at our properties in February 2020 and overall reduced visitation since late January 2020 resulting from the COVID-19 Pandemic.
Adjusted property EBITDA at Marina Bay Sands decreased $141 million compared to the three months ended March 31, 2019, primarily due to decreased casino revenues, driven by decreases in Non-Rolling Chip drop and win percentage. While Marina Bay Sands remained open during the three months ended March 31, 2020, the property experienced reduced visitation due to government mandated social distancing measures and other travel restrictions as a result of the COVID-19 Pandemic.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $50 million compared to the three months ended March 31, 2019, primarily due to decreased room revenues, driven by a decrease in occupancy leading up to the closure of the property on March 18, 2020, as a result of the COVID-19 Pandemic.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Interest cost	$132	$138
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3	4
Less — capitalized interest	(4)	(1)
Interest expense, net	$131	$141
Weighted average total debt balance	$12,483	$12,103
Weighted average interest rate	4.2%	4.6%
Interest cost decreased $6 million compared to the three months ended March 31, 2019, resulting primarily from a decrease in our weighted average interest rate, due to the issuance of the 2024, 2026, and 2029 LVSC Senior Notes on July 31, 2019, which carried a lower interest rate than the 2013 U.S. Credit Facility. This was partially offset by an increase in the weighted average total debt balance, due to the issuance of the 2025 LVSC Senior Notes on November 25, 2019.
Other Factors Affecting Earnings
Other income was $37 million for the three months ended March 31, 2020, compared to other expense of $21 million for the three months ended March 31, 2019. The increase was due to foreign currency transaction gains driven by the impact of foreign currency exchange rate changes on U.S. dollar denominated debt held by Sands China Ltd. (“SCL”) and Singapore dollar denominated intercompany debt reported in U.S. dollars.
Our income tax expense was $25 million for the three months ended March 31, 2020, despite a loss before income taxes of $26 million during the period. This compares to a 10.3% effective income tax rate for the three months ended March 31, 2019. The income tax expense for the three months ended March 31, 2020, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao. The income tax expense is due to the mix of earnings during the three months ended March 31, 2020. Our Singapore operations generated pre-tax income during the period, which was offset by pre-tax losses from our Macao and domestic operations.
The net loss attributable to our noncontrolling interests was $50 million for the three months ended March 31, 2020, compared to a net income attributable to our noncontrolling interests of $162 million for the three months ended March 31, 2019. These amounts primarily related to the noncontrolling interest of SCL.
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
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three months ended March 31, 2020 and 2019:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands
	(In millions)
For the three months ended March 31, 2020
Mall revenues:
Minimum rents(1)	$50	$30	$10	$9	$35
Overage rents	—	1	1	—	3
Rent concessions(2)	(29)	(17)	(6)	(5)	(2)
Total overage rents and rent concessions	(29)	(16)	(5)	(5)	1
CAM, levies and direct recoveries	8	3	4	2	6
Total mall revenues	29	17	9	6	42
Mall operating expenses:
Common area maintenance	3	1	1	1	4
Marketing and other direct operating expenses	2	1	1	1	2
Mall operating expenses	5	2	2	2	6
Property taxes(3)	—	—	—	—	1
Provision for credit losses	3	1	1	1	—
Mall-related expenses(4)	$8	$3	$3	$3	$7
For the three months ended March 31, 2019
Mall revenues:
Minimum rents(1)	$47	$27	$10	$9	$34
Overage rents	1	1	2	—	3
CAM, levies and direct recoveries	8	3	4	3	6
Total mall revenues	56	31	16	12	43
Mall operating expenses:
Common area maintenance	4	1	2	1	4
Marketing and other direct operating expenses	1	1	—	1	1
Mall operating expenses	5	2	2	2	5
Property taxes(3)	—	—	—	—	1
Mall-related expenses(4)	$5	$2	$2	$2	$6
____________________

Note:	These tables exclude the results of our mall operations at Sands Macao and Sands Bethlehem, which was sold in May 2019.

(1)	Minimum rents include base rents and straight-line adjustments of base rents.

(2)	Rent concessions were provided to tenants as a result of the COVID-19 Pandemic and the impact on mall operations.

(3)
Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. Each property is also eligible to obtain an additional six-year exemption, provided certain qualifications are met. To date, The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao and The Parisian Macao have obtained a second exemption. The exemption for The Venetian Macao expired in July 2019 and the exemption for The Plaza Macao and Four Seasons Hotel Macao and The Parisian Macao, will be expiring in August 2020 and September 2028, respectively. Under the initial exemption, Sands Cotai Central has a distinct exemption for each hotel tower with expiration dates that range from March 2018 to November 2021. We are currently working on obtaining the second exemption for Sands Cotai Central.

(4)
Mall-related expenses consist of CAM, marketing fees and other direct operating expenses, property taxes and provision for credit losses, but excludes depreciation and amortization and general and administrative costs.

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
Development Projects
We regularly evaluate opportunities to improve our product offerings, such as refreshing our meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and our gaming areas, as well as other anticipated revenue-generating additions to our Integrated Resorts.
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
Singapore
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. ("MBS") and the Singapore Tourism Board (the "STB") entered into the Development Agreement pursuant to which MBS will construct a development, the MBS Expansion Project, which will include a hotel tower with a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats. The Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.2 billion at exchange rates in effect on March 31, 2020). The amount of the total project cost will be finalized as we complete design and development and begin construction. In connection with the Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project. In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction). We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Development Agreement.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net cash generated from (used in) operating activities	$(370)	$820
Cash flows from investing activities:
Capital expenditures	(320)	(240)
Proceeds from disposal of property and equipment	1	—
Net cash used in investing activities	(319)	(240)
Cash flows from financing activities:
Proceeds from exercise of stock options	16	14
Repurchase of common stock	—	(174)
Dividends paid and noncontrolling interest payments	(911)	(903)
Repayments on long-term debt	(16)	(26)
Payments of financing costs	(3)	—
Net cash used in financing activities	(914)	(1,089)
Effect of exchange rate on cash, cash equivalents and restricted cash	(21)	(4)
Decrease in cash, cash equivalents and restricted cash	(1,624)	(513)
Cash, cash equivalents and restricted cash at beginning of period	4,242	4,661
Cash, cash equivalents and restricted cash at end of period	$2,618	$4,148
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the three months ended March 31, 2020, decreased $1.19 billion compared to the three months ended March 31, 2019. The main factor driving the decrease in operating cash flows was the impact of the COVID-19 Pandemic on our operations as described above, which significantly reduced visitation to our properties and caused the temporary shutdown of our Macao operations during February and our Las Vegas Operating Properties from March 18, 2020. This also impacted our working capital, which was a cash outflow in the three months ended March 31, 2020.
Cash Flows — Investing Activities
Capital expenditures for the three months ended March 31, 2020, totaled $320 million, including $241 million for construction and development activities in Macao, which consisted primarily of $131 million for Sands Cotai Central related primarily to The Londoner Macao, $82 million for The Plaza Macao and Four Seasons Hotel Macao related primarily to the Grand Suites at Four Seasons Macao and $23 million for The Venetian Macao; $46 million at Marina Bay Sands in Singapore; $30 million at our Las Vegas Operating Properties and $3 million for corporate and other.
Capital expenditures for the three months ended March 31, 2019, totaled $240 million, including $128 million for construction and development activities in Macao, which consisted primarily of $64 million for Sands Cotai Central, $30 million for The Plaza Macao and Four Seasons Hotel Macao, $24 million for The Venetian Macao and $8 million for The Parisian Macao; $49 million at Marina Bay Sands in Singapore; $38 million at our Las Vegas Operating Properties; and $25 million for corporate and other.

Cash Flows — Financing Activities
Net cash flows used in financing activities were $914 million for the three months ended March 31, 2020, which was primarily attributable to $911 million in dividend payments and net repayments of $16 million on our various credit facilities.
Net cash flows used in financing activities were $1.09 billion for the three months ended March 31, 2019, which was primarily attributable to $903 million in dividend payments, $174 million in common stock repurchases and net repayments of $26 million on our various credit facilities.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments and operating cash flows.
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio or net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined. In March 2020, SCL entered into a waiver and amendment request letter, pursuant to which lenders, among other things, waived SCL’s requirement to ensure the maximum leverage ratio does not exceed 4.0x for any period beginning on, and including, January 1, 2020 and ending on, and including, July 1, 2021 (other than with respect to the financial year ended December 31, 2019). As of March 31, 2020, our U.S. and Singapore leverage ratios, as defined per the respective credit facility agreements, were 1.2x and 2.1x, respectively, compared to the maximum leverage ratios allowed of 4.0x and 4.5x, respectively.
We held unrestricted cash and cash equivalents of approximately $2.60 billion and restricted cash and cash equivalents of approximately $16 million as of March 31, 2020, of which approximately $1.25 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.25 billion, approximately $1.01 billion is available to be repatriated to the U.S. and we do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $3.93 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit, and SGD 3.75 billion (approximately $2.63 billion at exchange rates in effect on March 31, 2020) under our Singapore Delayed Draw Term Facility as of March 31, 2020, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities and debt obligations. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure.
On February 21, 2020 SCL paid a dividend of 0.99 Hong Kong dollars (“HKD”) to SCL stockholders (a total of $1.03 billion, of which we retained $717 million during the three months ended March 31, 2020).
On March 26, 2020, we paid a quarterly dividend of $0.79 per common share as part of a regular cash dividend program and, during the three months ended March 31, 2020, recorded $603 million as a distribution against retained earnings.
We have suspended our quarterly dividend program and SCL did not pay a final dividend for 2019 due to the impact of the COVID-19 Pandemic.
We have a strong balance sheet and sufficient liquidity in place, including access to available borrowing capacity under our credit facilities. We believe the Company is well positioned to support our continuing operations, complete the major construction projects in Macao and Singapore that are underway and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow of non-essential items.
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to our Company or management, are intended to identify forward-looking statements. Although we believe these forward-looking statements are reasonable, we cannot assure you any forward-looking statements will prove to be correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:

•
the uncertainty of the extent, duration and effects of the COVID-19 Pandemic and the response of governments, including government-mandated property closures or travel restrictions, and other third parties on our business, results of operations, cash flows, liquidity and development prospects;

•
general economic and business conditions in the U.S. and internationally, which may impact levels of disposable income, consumer spending, group meeting business, pricing of hotel rooms and retail and mall sales;

•
disruptions or reductions in travel, as well as disruptions in our operations, due to natural or man-made disasters, pandemics, epidemics or outbreaks of infectious or contagious diseases, political instability, civil unrest, terrorist activity or war;

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

•
regulatory policies in China or other countries in which our customers reside, or where we have operations, including visa restrictions limiting the number of visits or the length of stay for visitors from China to Macao, restrictions on foreign currency exchange or importation of currency, and the judicial enforcement of gaming debts;

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

As of March 31, 2020, the estimated fair value of our long-term debt was approximately $11.65 billion, compared to its contractual value of $12.40 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $439 million. A hypothetical 100 basis point change in LIBOR and SOR would cause our annual interest cost on our long-term debt to change by approximately $84 million.
The total notional amount of our fixed-to-variable interest rate swaps was $5.50 billion as of March 31, 2020. The fair value of the interest rate swaps, on a stand-alone basis, as of March 31, 2020, was an asset of $43 million. A hypothetical 100 basis point change in LIBOR would cause the fair value of the interest rate swaps to change by approximately $20 million.
Foreign currency transaction gains were $38 million for the three months ended March 31, 2020, primarily due to U.S. dollar denominated debt issued by SCL and Singapore denominated intercompany debt reported in U.S. dollars. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of March 31, 2020, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $50 million, and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $50 million. The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2020, and have concluded they are effective at the reasonable assurance level.
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

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
In addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the following risk factor was identified:
The COVID-19 Pandemic has adversely affected the number of visitors to our facilities and disrupted our operations, resulting in lower revenues and cash flows. This adverse impact is anticipated to continue until the global COVID-19 Pandemic is contained.
The impact of the COVID-19 Pandemic and measures to prevent its spread are expected to continue to impact our results, operations, cash flows and liquidity.
We expect the impact of these disruptions, including the extent of their adverse impact on our financial and operational results, will be dictated by the length of time that such disruptions continue. We cannot predict when any of our closed properties will be able to reopen, the conditions upon which these reopenings may occur, nor the effects of any such conditions. Even once travel advisories and restrictions are modified or cease to be necessary, demand for integrated resorts may remain weak for a significant length of time and we cannot predict if and when the gaming and non-gaming activities of our properties will return to pre-outbreak levels of volume or pricing. In particular, future demand for integrated resorts may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth or reduced business spending for meetings, incentives, conventions and exhibitions (“MICE”) resulting from the impact of the COVID-19 Pandemic. In addition, we cannot predict the impact the COVID-19 Pandemic will have on our mall tenants in Macao and Singapore.
We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries derived from the earnings and cash flow generated by our operating properties. For example, on April 17, 2020, SCL announced it will not pay a final dividend for 2019 and if the global response to contain COVID-19 escalates, or is unsuccessful, our subsidiaries' ability to generate sufficient earnings and cash flow to pay dividends or distributions in the future will be negatively impacted.
Our businesses would also be impacted should the disruptions from the COVID-19 Pandemic lead to prolonged changes in consumer behavior and could impact our current construction projects in Macao and Singapore. There are certain limitations on our ability to mitigate the adverse financial impact of these matters, such as the fixed costs at our properties, the access to construction labor due to immigration restrictions or construction materials due to vendor supply chain delays. The COVID-19 Pandemic also makes it more challenging for management to estimate the future performance of our businesses, particularly over the near to medium term. Any of these events may continue to disrupt our ability to staff our business adequately, could continue to generally disrupt our operations or construction projects and if the global response to contain the COVID-19 Pandemic escalates or is unsuccessful, would have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we are required to raise additional capital in the future, our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. If our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt financing would be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. Our current debt service obligations contain a number of restrictive covenants that impose significant operating and financial restrictions on us, and our Macao, Singapore and U.S. credit agreements contain various financial covenants. SCL has entered into a waiver and amendment request letter with its lenders to waive certain of its financial requirements through July 1, 2021. While we currently anticipate we will continue to be in compliance with the financial requirements under our Singapore and U.S. credit agreements, we cannot assure you that the impact of the COVID-19 Pandemic will not cause us to no longer be able to comply with the financial covenants, nor can we assure you that we would be able to obtain waivers from our lenders.
The COVID-19 Pandemic has had and will continue to have an adverse effect on our results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the COVID-19 Pandemic and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows or financial condition.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1*
Waiver and Amendment Request Letter, dated March 27, 2020, with respect to the Facility Agreement, dated as of November 20, 2018, by and among Sands China, as borrower, Bank of China Limited, Macau Branch, as agent, and the arrangers and lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 27, 2020).

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

April 24, 2020	By:	/S/ SHELDON G. ADELSON
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

April 24, 2020	By:	/S/ PATRICK DUMONT
Patrick Dumont Executive Vice President and Chief Financial Officer (Principal Financial Officer)