Form 10-Q
period 2020-06-30
LAS VEGAS SANDS CORP
filed 2020-07-24
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2020
Common Stock ($0.001 par value)	763,803,327 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,016	$4,226
Restricted cash and cash equivalents	16	16
Accounts receivable, net of provision for credit losses of $280 and $282	567	844
Inventories	37	37
Prepaid expenses and other	136	182
Total current assets	3,772	5,305
Property and equipment, net	14,911	14,844
Deferred income taxes, net	308	282
Leasehold interests in land, net	2,192	2,272
Intangible assets, net	32	42
Other assets, net	480	454
Total assets	$21,695	$23,199
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$64	$149
Construction payables	326	334
Other accrued liabilities	1,683	2,396
Income taxes payable	231	275
Current maturities of long-term debt	71	70
Total current liabilities	2,375	3,224
Other long-term liabilities	513	513
Deferred income taxes	169	183
Deferred amounts related to mall sale transactions	346	350
Long-term debt	13,767	12,422
Total liabilities	17,170	16,692
Commitments and contingencies (Note 7)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 shares issued, 764 shares outstanding	1	1
Treasury stock, at cost, 69 shares	(4,481)	(4,481)
Capital in excess of par value	6,597	6,569
Accumulated other comprehensive loss	(74)	(3)
Retained earnings	1,677	3,101
Total Las Vegas Sands Corp. stockholders’ equity	3,720	5,187
Noncontrolling interests	805	1,320
Total equity	4,525	6,507
Total liabilities and equity	$21,695	$23,199
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$10	$2,361	$1,187	$5,022
Rooms	14	429	282	879
Food and beverage	12	224	151	456
Mall	42	166	145	326
Convention, retail and other	20	154	115	297
Net revenues	98	3,334	1,880	6,980
Operating expenses:
Casino	218	1,309	925	2,748
Rooms	50	113	142	223
Food and beverage	66	174	205	352
Mall	11	18	28	35
Convention, retail and other	27	75	83	155
Provision for credit losses	17	7	35	11
General and administrative	262	376	581	745
Corporate	53	51	112	203
Pre-opening	4	10	9	14
Development	9	4	15	9
Depreciation and amortization	285	289	575	590
Amortization of leasehold interests in land	13	14	27	23
Loss on disposal or impairment of assets	5	—	10	7
	1,020	2,440	2,747	5,115
Operating income (loss)	(922)	894	(867)	1,865
Other income (expense):
Interest income	4	17	17	37
Interest expense, net of amounts capitalized	(118)	(143)	(249)	(284)
Other income (expense)	(3)	20	34	(1)
Gain on sale of Sands Bethlehem	—	556	—	556
Income (loss) before income taxes	(1,039)	1,344	(1,065)	2,173
Income tax (expense) benefit	54	(236)	29	(321)
Net income (loss)	(985)	1,108	(1,036)	1,852
Net (income) loss attributable to noncontrolling interests	165	(154)	215	(316)
Net income (loss) attributable to Las Vegas Sands Corp.	$(820)	$954	$(821)	$1,536
Earnings (loss) per share:
Basic	$(1.07)	$1.24	$(1.07)	$1.99
Diluted	$(1.07)	$1.24	$(1.07)	$1.98
Weighted average shares outstanding:
Basic	764	772	764	773
Diluted	764	772	764	774
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions) (Unaudited)
Net income (loss)	$(985)	$1,108	$(1,036)	$1,852
Currency translation adjustment	45	17	(66)	22
Total comprehensive income (loss)	(940)	1,125	(1,102)	1,874
Comprehensive (income) loss attributable to noncontrolling interests	165	(158)	210	(317)
Comprehensive income (loss) attributable to Las Vegas Sands Corp.	$(775)	$967	$(892)	$1,557
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at March 31, 2019	$1	$(3,901)	$6,700	$(32)	$2,757	$915	$6,440
Net income	—	—	—	—	954	154	1,108
Currency translation adjustment	—	—	—	13	—	4	17
Exercise of stock options	—	—	18	—	—	7	25
Stock-based compensation	—	—	8	—	—	1	9
Disposition of interest in majority owned subsidiary	—	—	(185)	—	—	266	81
Repurchase of common stock	—	(180)	—	—	—	—	(180)
Dividends declared ($0.77 per share) and noncontrolling interest payments (Note 5)	—	—	—	—	(593)	(325)	(918)
Balance at June 30, 2019	$1	$(4,081)	$6,541	$(19)	$3,118	$1,022	$6,582

Balance at January 1, 2019	$1	$(3,727)	$6,680	$(40)	$2,770	$1,061	$6,745
Net income	—	—	—	—	1,536	316	1,852
Currency translation adjustment	—	—	—	21	—	1	22
Exercise of stock options	—	—	30	—	—	9	39
Stock-based compensation	—	—	16	—	—	2	18
Disposition of interest in majority owned subsidiary	—	—	(185)	—	—	266	81
Repurchase of common stock	—	(354)	—	—	—	—	(354)
Dividends declared ($1.54 per share) and noncontrolling interest payments (Note 5)	—	—	—	—	(1,188)	(633)	(1,821)
Balance at June 30, 2019	$1	$(4,081)	$6,541	$(19)	$3,118	$1,022	$6,582

Balance at March 31, 2020	$1	$(4,481)	$6,591	$(119)	$2,497	$968	$5,457
Net loss	—	—	—	—	(820)	(165)	(985)
Currency translation adjustment	—	—	—	45	—	—	45
Exercise of stock options	—	—	1	—	—	1	2
Stock-based compensation	—	—	5	—	—	1	6
Balance at June 30, 2020	$1	$(4,481)	$6,597	$(74)	$1,677	$805	$4,525

Balance at January 1, 2020	$1	$(4,481)	$6,569	$(3)	$3,101	$1,320	$6,507
Net loss	—	—	—	—	(821)	(215)	(1,036)
Currency translation adjustment	—	—	—	(71)	—	5	(66)
Exercise of stock options	—	—	17	—	—	1	18
Stock-based compensation	—	—	11	—	—	2	13
Dividends declared ($0.79 per share) (Note 5)	—	—	—	—	(603)	(308)	(911)
Balance at June 30, 2020	$1	$(4,481)	$6,597	$(74)	$1,677	$805	$4,525
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019

	(In millions) (Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,036)	$1,852
Adjustments to reconcile net income (loss) to net cash generated from (used in) operating activities:
Depreciation and amortization	575	590
Amortization of leasehold interests in land	27	23
Amortization of deferred financing costs and original issue discount	20	15
Amortization of deferred gain on mall sale transactions	(2)	(2)
Loss on disposal or impairment of assets	7	5
Gain on sale of Sands Bethlehem	—	(556)
Stock-based compensation expense	12	18
Provision for credit losses	35	11
Foreign exchange gain	(34)	(2)
Deferred income taxes	(33)	135
Changes in operating assets and liabilities:
Accounts receivable	232	(57)
Other assets	(12)	3
Leasehold interests in land	—	(969)
Accounts payable	(82)	(36)
Other liabilities	(731)	(134)
Net cash generated from (used in) operating activities	(1,022)	896
Cash flows from investing activities:
Net proceeds from sale of Sands Bethlehem	—	1,160
Capital expenditures	(702)	(453)
Proceeds from disposal of property and equipment	1	1
Acquisition of intangible assets	—	(53)
Net cash generated from (used in) investing activities	(701)	655
Cash flows from financing activities:
Proceeds from exercise of stock options	18	39
Repurchase of common stock	—	(354)
Dividends paid and noncontrolling interest payments	(911)	(1,821)
Proceeds from long-term debt (Note 2)	1,899	—
Repayments of long-term debt (Note 2)	(435)	(51)
Payments of financing costs	(24)	—
Net cash generated from (used in) financing activities	547	(2,187)
Effect of exchange rate on cash, cash equivalents and restricted cash	(34)	6
Decrease in cash, cash equivalents and restricted cash	(1,210)	(630)
Cash, cash equivalents and restricted cash at beginning of period	4,242	4,661
Cash, cash equivalents and restricted cash at end of period	$3,032	$4,031
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$235	$262
Cash payments for taxes, net of refunds	$27	$132
Change in construction payables	$(8)	$51
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
COVID-19 Pandemic
In early January 2020, an outbreak of a respiratory illness caused by a novel coronavirus was identified and the disease has since spread rapidly across the world causing the World Health Organization to declare the outbreak of a pandemic on March 12, 2020 (the “COVID-19 Pandemic”). As a result, people across the globe have been advised to avoid non-essential travel. Steps have also been taken by various countries, including those in which we operate, to restrict inbound international travel and implement closures of non-essential operations to contain the spread of the virus.
Macao
Visitation to Macao has decreased substantially, driven by various government policies limiting travel. The China Individual Visit Scheme to Macao (“China IVS”) and group tour schemes have been suspended, and a complete ban on entry, or a need to undergo enhanced quarantine requirements depending on the person’s residency and their recent travel history, has been enacted by the government for Macao residents, citizens of the People’s Republic of China, Hong Kong residents, foreigner workers residing in Macao and international travelers.
The Macao government suspended all gaming operations beginning on February 5, 2020. The Company’s Macao casino operations resumed on February 20, 2020, except for casino operations at Sands Cotai Central, which resumed on February 27, 2020. Certain health safeguards, however, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection and health declarations, remain in effect at the present time. The Company is currently unable to determine when these measures will be modified or cease to be necessary.
Some of the Company’s Macao hotel facilities were also closed during the casino suspension in response to the drop in visitation and, with the exception of the Conrad Macao Cotai Strip at Sands Cotai Central (the “Conrad hotel”), these hotels were gradually reopened from February 20, 2020, in line with operational needs and demand. The Conrad hotel reopened on June 13, 2020. Additionally, on March 28, 2020, in support of the Macao government’s initiatives to fight the COVID-19 Pandemic, the Company provided one tower (approximately 2,000 hotel rooms) at the Sheraton Grand Macao Hotel, Cotai Strip at Sands Cotai Central to the Macao government to house Macao citizens and others upon their initial return from other jurisdictions for quarantine. The use of this tower by the Macao government ceased on May 1, 2020, but was subsequently reactivated on June 7, 2020.
A limited number of restaurants across the Company’s Macao properties have reopened. The majority of retail outlets in the Company’s various shopping malls are open with reduced operating hours. The timing and manner in which these areas will return to full operation are currently unknown.
The Hong Kong government temporarily closed the Hong Kong China Ferry Terminal in Kowloon on January 30, 2020, and the Hong Kong Macao Ferry Terminal in Hong Kong on February 4, 2020. In response, the Company suspended its Macao ferry operations between Macao and Hong Kong. The timing and manner in which the Company’s normal ferry operations will be able to resume are currently unknown.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Macao government announced total visitation from mainland China to Macao on a monthly basis decreased by 14.9% (with an 83.3% decrease in visitation over the first seven days of Chinese New Year) in January 2020 and decreased in a range of 96.3% to 99.6% in February to May 2020, as compared to the same periods in 2019. It also announced monthly gross gaming revenue decreased by 11.3% in January 2020 and decreased in a range of 79.7% to 97.0% in February to June 2020, as compared to the same periods in 2019.
Singapore
Beginning on April 7, 2020, the Singapore government suspended all casino and non-essential operations, including all operations at Marina Bay Sands, due to the COVID-19 Pandemic. The Company’s Singapore operations were permitted to reopen beginning on June 19, 2020; however, this only included certain restaurants and the retail mall operations. The casino operations reopened on July 1, 2020; however, entry was initially limited to annual levy holders and certain Sands Rewards Club (“SRC”) members. As of July 9, 2020, the casino opened to all SRC members. All operations are currently subject to limited capacities.
On May 28, 2020, in support of the Singapore government’s initiatives to fight the COVID-19 Pandemic, Marina Bay Sands entered into an agreement with the Singapore government to utilize all three hotel towers to house Singapore citizens upon their initial return from other jurisdictions for quarantine. The government’s use of the first tower ceased on June 26, 2020, while usage of the second and third towers will continue through July 26, 2020. Additionally, beginning on July 17, 2020, the first tower reopened for normal operations. The date on which convention and nightlife venues may reopen is unknown at this time.
In the months leading up to the closure, visitation to Marina Bay Sands declined. The Singapore Tourism Board announced for the quarter ended March 31, 2020, the total change in visitation decreased approximately 64%, as compared to the same periods in 2019. Total visitation decreased by approximately 100% in April and May 2020, as compared to the same periods in 2019.
Las Vegas
On March 17, 2020, the Nevada government suspended all casino and non-essential operations, including all operations at the Las Vegas Operating Properties, beginning on March 18, 2020, due to the COVID-19 Pandemic. On May 28, 2020, the Nevada government announced casinos could reopen on June 4, 2020, under strict guidelines issued by the Gaming Control Board and the State of Nevada. The Company opened the casino, suites within The Venetian Tower and The Palazzo Tower, and select food and beverage outlets on June 4, 2020, with certain operations subject to reduced capacity. Convention, meeting and certain entertainment related operations remain closed.
Visitation to the Company’s Las Vegas Operating properties declined in the months leading up to the closure. The Las Vegas Convention and Visitors Authority announced for the quarter ended March 31, 2020, the total change in visitation decreased 18.3%, as compared to the same period in 2019. Total visitation decreased by 97% and 95.9% in April and May 2020, respectively, as compared to the same periods in 2019. It also announced for the quarter ended March 31, 2020, gross gaming revenue for the Las Vegas Strip decreased 12.4%, as compared to the same periods in 2019. Total gross gaming revenue decreased by 99.3% in April and May 2020, as compared to the same periods in 2019.
Summary
The disruptions arising from the COVID-19 Pandemic had a significant adverse impact on the Company’s financial condition and operations during the six months ended June 30, 2020. The duration and intensity of this global health emergency and related disruptions are uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2020 will be material, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 Pandemic will end, when or how quickly the current travel restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business and the willingness of tourism customers to spend on travel and entertainment and business customers to spend on meetings, incentives, conventions and exhibitions (“MICE”).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company has a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $3.02 billion and access to $1.50 billion, $2.02 billion and $425 million of available borrowing capacity from the LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Revolving Facility, respectively, and 3.75 billion Singapore dollars (“SGD,” approximately $2.69 billion at exchange rates in effect on June 30, 2020) under the Singapore Delayed Draw Term Facility, exclusively for capital expenditures for the MBS Expansion Project, as of June 30, 2020. The Company believes it is able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. The Company has taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow of non-essential items.

Note 2 — Long-Term Debt
Long-term debt consists of the following:

	June 30, 2020	December 31, 2019

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $13 and $14, respectively)	$1,737	$1,736
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	496	495
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $11 and $12, respectively)	989	988
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $8)	742	742
Macao Related(1):
4.600% Senior Notes due 2023 (net of unamortized original issue discount and deferred financing costs of $9 and $11, respectively, and a positive cumulative fair value adjustment of $4 and $11, respectively)	1,795	1,800
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $12 and $13, respectively, and a positive cumulative fair value adjustment of $4 and $11, respectively)	1,792	1,798
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $8)	792	—
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $18 and $19, respectively, and a positive cumulative fair value adjustment of $5 and $12, respectively)	1,887	1,893
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $10)	690	—
Other	22	17
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $52 and $54, respectively)	2,896	3,023
	13,838	12,492
Less — current maturities	(71)	(70)
Total long-term debt	$13,767	$12,422
____________________
(1)Unamortized deferred financing costs of $95 million and $100 million as of June 30, 2020 and December 31, 2019, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in other assets, net, in the accompanying condensed consolidated balance sheets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
LVSC Revolving Facility
As of June 30, 2020, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
SCL Senior Notes
On June 4, 2020, Sands China Ltd. (“SCL”) issued, in a private offering, two series of senior unsecured notes in an aggregate principal amount of $1.50 billion, consisting of $800 million of 3.800% Senior Notes due January 8, 2026 (the “2026 SCL Senior Notes”) and $700 million of 4.375% Senior Notes due June 18, 2030 (the “2030 SCL Senior Notes”). The net proceeds from the offering will be used for incremental liquidity and general corporate purposes. There are no interim principal payments on the 2026 or 2030 SCL Senior Notes and interest is payable semi-annually in arrears on January 8 and July 8, commencing on January 8, 2021, with respect to the 2026 SCL Senior Notes, and on June 18 and December 18, commencing on December 18, 2020, with respect to the 2030 SCL Senior Notes.
The 2026 and 2030 SCL Senior Notes are senior unsecured obligations of SCL. Each series of notes rank equally in right of payment with all of SCL’s existing and future senior unsecured debt and will rank senior in right of payment to all of SCL’s future subordinated debt, if any. The notes will be effectively subordinated in right of payment to all of SCL’s future secured debt (to the extent of the value of the collateral securing such debt) and will be structurally subordinated to all of the liabilities of SCL’s subsidiaries. None of SCL’s subsidiaries guarantee the notes.
The 2026 and 2030 SCL Senior Notes were issued pursuant to an indenture, dated June 4, 2020 (the “Indenture”), between SCL and U.S. Bank National Association, as trustee. The Indenture contains covenants, subject to customary exceptions and qualifications, that limit the ability of SCL and its subsidiaries to, among other things, incur liens, enter into sale and leaseback transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of SCL’s assets on a consolidated basis. The Indenture also provides for customary events of default.
2018 SCL Credit Facility
During March 2020, SCL entered into a waiver and amendment request letter (the “Waiver Letter”) with respect to certain provisions of the 2018 SCL Credit Facility, pursuant to which lenders (a) waived the requirements for SCL to comply with the requirements that SCL ensure the maximum consolidated leverage ratio does not exceed 4.0x and minimum consolidated interest coverage ratio of 2.5x for any quarterly period ending during the period beginning on, and including, January 1, 2020 and ending on, and including, July 1, 2021 (the “Relevant Period”) (other than with respect to the financial year ended on December 31, 2019); (b) waived any default that may arise as a result of any breach of said requirements during the Relevant Period (other than with respect to the financial year ended on December 31, 2019); and (c) extended the period of time during which SCL may supply the agent with (i) its audited consolidated financial statements for the financial year ended on December 31, 2019, to April 30, 2020; and (ii) its audited consolidated financial statements for the financial year ending on December 31, 2020, to April 30, 2021. Pursuant to the Waiver Letter, SCL agreed to pay a customary fee to the lenders that consented.
As of June 30, 2020, SCL had $2.02 billion of available borrowing capacity under the 2018 SCL Revolving Facility comprised of Hong Kong dollar commitments (13.81 billion Hong Kong dollars or “HKD,” approximately $1.78 billion at exchange rates in effect on June 30, 2020) and U.S. dollar commitments ($237 million).
2012 Singapore Credit Facility
On June 18, 2020, the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS” or the “Borrower”), entered into an amendment letter (the “Amendment Letter”) with DBS Bank Ltd. (“DBS”), as agent. The Amendment Letter amends the facility agreement originally dated as of June 25, 2012 (as amended, restated, amended and restated, supplemented and otherwise modified, the “Facility Agreement”), among the Borrower, the lenders party thereto, DBS, as the agent, and the other parties thereto.
The Amendment Letter (a) modifies the financial covenant provisions under the Facility Agreement such that the Borrower will not have to comply with the leverage or interest coverage covenants for the financial quarters

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
ending, and including, September 30, 2020 through, and including, December 31, 2021 (the “Waiver Period”); (b) extends to June 30, 2021, the deadline for delivering the construction costs estimate and the construction schedule, in each case for the MBS expansion project; and (c) permits the Borrower to make dividend payments during the Waiver Period of (i) an unlimited amount if the ratio of its debt to consolidated adjusted EBITDA is lower than or equal to 4.25 to 1 and (ii) up to SGD 500 million per fiscal year if the ratio of its debt to consolidated adjusted EBITDA is higher than 4.25 to 1, subject to the additional requirements that (a) the aggregate amount of the Borrower’s cash plus Facility B availability is greater than or equal to SGD 800 million immediately following such dividend payment and (b) the Borrower’s interest coverage ratio is higher than 3.00 to 1. Pursuant to the Amendment Letter, MBS agreed to pay a customary fee on June 19, 2020, to the lenders that consented thereto.
As of June 30, 2020, MBS had SGD 592 million (approximately $425 million at exchange rates in effect on June 30, 2020) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee pursuant to a development agreement for SGD 153 million (approximately $110 million at exchange rates in effect on June 30, 2020).
There were no loans borrowed under the Singapore Delayed Draw Term Facility as of June 30, 2020.
Debt Covenant Compliance
As of June 30, 2020, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Six Months Ended June 30,
	2020	2019

	(In millions)
Proceeds from 2026 and 2030 SCL Senior Notes	$1,496	$—
Proceeds from 2018 SCL Credit Facility	403	—
	$1,899	$—

Repayments on 2018 SCL Credit Facility	$(404)	$—
Repayments on 2012 Singapore Credit Facility	(30)	(31)
Repayments on 2013 U.S. Credit Facility	—	(18)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(1)	(2)
	$(435)	$(51)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of June 30, 2020 and December 31, 2019, was approximately $14.39 billion and $13.21 billion, respectively, compared to its contractual value of $13.95 billion and $12.58 billion, respectively. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).

Note 3 — Derivative Instruments
In August 2018, the Company entered into interest rate swap agreements (the “IR Swaps”), which qualified and were designated as fair value hedges, swapping fixed-rate for variable-rate interest to hedge changes in the fair value of the SCL Senior Notes issued in August 2018. These IR Swaps have a total notional value of $5.50 billion and terminate in August 2020.
The total fair value of the IR Swaps as of June 30, 2020, was $73 million. In the accompanying condensed consolidated balance sheet, $13 million was recorded as an asset in prepaid expenses and other with an equal corresponding adjustment recorded against the carrying value of the related SCL Senior Notes issued in August

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
2018, which adjustment represents the fair value of the additional interest income expected to be received subsequent to June 30, 2020, for the remaining term of the IR Swaps. The remaining $60 million was recorded as a receivable in accounts receivable, net. The fair value of the IR Swaps was estimated using level 1 inputs obtained directly from the contractual counterparties, as the final rate set was completed in May 2020 and no uncertainty in the outcome of the derivatives remains. Gains and losses due to changes in fair value of the IR Swaps completely offset changes in the fair value of the hedged portion of the underlying debt. Additionally, for the three and six months ended June 30, 2020, the Company recorded a $25 million and $40 million reduction to interest expense, respectively, related to the realized amount associated with the IR Swaps, and for the three and six months ended June 30, 2019, the Company recorded a $3 million and $5 million reduction to interest expense, respectively.

Note 4 — Accounts Receivable, Net and Customer Contract Related Liabilities
Accounts Receivable and Provision for Credit Losses
Accounts receivable is comprised of casino, hotel, mall and other receivables, which do not bear interest and are recorded at amortized cost. The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. The Company also extends credit to gaming promoters in Macao. These receivables can be offset against commissions payable to the respective gaming promoters. Business or economic conditions, the legal enforceability of gaming debts, foreign currency control measures or other significant events in foreign countries could affect the collectability of receivables from customers and gaming promoters residing in these countries.
Accounts receivable primarily consists of casino receivables. Other than casino receivables, there is no other concentration of credit risk with respect to accounts receivable as the Company has a large number of customers. The Company believes the concentration of its credit risk in casino receivables is mitigated substantially by its credit evaluation process, credit policies, credit control and collection procedures, and also believes there are no concentrations of credit risk for which a provision has not been established. Although management believes the provision is adequate, it is possible the estimated amount of cash collections with respect to accounts receivable could change.
The Company maintains a provision for expected credit losses on casino, hotel and mall receivables and regularly evaluates the balances. The Company applies standard reserve percentages to aged account balances, which are grouped based on shared credit risk characteristics and days past due. The reserve percentages are based on estimated loss rates supported by historical observed default rates over the expected life of the receivable and are adjusted for forward-looking information. The Company also specifically analyzes the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer's financial condition, collection history and any other known information and adjusts the aforementioned reserve with the results from the individual reserve analysis. The Company also monitors regional and global economic conditions and forecasts in its evaluation of the adequacy of the recorded reserves. Account balances are written off against the provision when the Company believes it is probable the receivable will not be recovered.
Credit or marker play was 26.4%, 14.7% and 69.9% of table games play at the Company’s Macao properties, Marina Bay Sands and Las Vegas Operating Properties, respectively, during the six months ended June 30, 2020. The Company’s provision for casino credit losses was 38.8% and 32.3% of gross casino receivables as of June 30, 2020 and December 31, 2019, respectively. The Company’s provision for credit losses from its hotel and other receivables is not material.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Accounts receivable, net, consists of the following:

	June 30, 2020	December 31, 2019

	(In millions)
Casino	$703	$858
Rooms	23	88
Mall	15	93
Other	106	87
	847	1,126
Less - provision for credit losses	(280)	(282)
	$567	$844
The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the period:

	June 30, 2020	June 30, 2019

	(In millions)
Balance at beginning of year	$282	$324
Current period provision for credit losses	35	11
Write-offs	(34)	(44)
Recoveries of receivables previously written-off	—	1
Exchange rate impact	(3)	2
Balance at end of period	$280	$294
Impacts of Adoption
On January 1, 2020, the Company adopted the guidance under the accounting standard update (“ASU”) issued in June 2016 by the Financial Accounting Standards Board (“FASB”). The ASU revised the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The adoption, which was applied on a modified retrospective basis, did not have a material impact on the Company’s financial condition and results of operations and therefore did not result in an adjustment to retained earnings as of January 1, 2020.
Customer Contract Related Liabilities
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2020	2019	2020	2019	2020	2019

	(In millions)
Balance at January 1	$540	$551	$68	$66	$724	$827
Balance at June 30	391	553	66	67	734	753
Increase (decrease)	$(149)	$2	$(2)	$1	$10	$(74)
____________________
(1)Of this amount, $152 million, $154 million, $151 million and $152 million as of June 30, 2020, January 1, 2020, June 30, 2019 and January 1, 2019, respectively, relates to mall deposits that are accounted for based on lease terms usually greater than one year.

Note 5 — Equity and Earnings Per Share
Common Stock
Dividends
On March 26, 2020, the Company paid a dividend of $0.79 per common share as part of a regular cash dividend program. During the six months ended June 30, 2020, the Company recorded $603 million as a distribution against retained earnings (of which $342 million related to the principal stockholder and his family and the remaining $261 million related to all other stockholders).
In April 2020, the Company suspended the quarterly dividend program due to the impact of the COVID-19 Pandemic.
Noncontrolling Interests
On February 21, 2020, SCL paid a dividend of HKD 0.99 to SCL stockholders (a total of $1.03 billion, of which the Company retained $717 million during the six months ended June 30, 2020).
On April 17, 2020, SCL announced it will not pay a final dividend for 2019 due to the impact of the COVID-19 Pandemic.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	764	772	764	773
Potential dilution from stock options and restricted stock and stock units	—	—	—	1
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	764	772	764	774
Antidilutive stock options excluded from the calculation of diluted earnings per share	9	2	9	2

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 6 — Leases
Lessor
Lease revenue consists of the following:

	Three months ended June 30,
	2020		2019
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$129	$2	$130	$3
Overage rents	1	(1)	12	—
Rent concessions(1)	(111)	(1)	—	—
Total overage rents and rent concessions	(110)	(2)	12	—
	$19	$—	$142	$3

	Six months ended June 30,
	2020		2019
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$263	$5	$258	$7
Overage rents	6	—	19	1
Rent concessions(1)	(170)	(2)	—	—
Total overage rents and rent concessions	(164)	(2)	19	1
	$99	$3	$277	$8
___________________
(1)Rent concessions were provided for the periods presented to tenants as a result of the COVID-19 Pandemic and the impact on mall and other operations.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
On January 19, 2012, AAEC filed another claim (the “Macao Action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim was for 3.0 billion patacas (approximately $376 million at exchange rates in effect on June 30, 2020). The Macao Action alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao Action with the Macao Judicial Court and amended the defense on January 4, 2013.
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
On July 15, 2019, AAEC submitted a request to the Macao Judicial Court to increase the amount of its claim to 96.45 billion patacas (approximately $12.08 billion at exchange rates in effect on June 30, 2020), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022 in due course at the enforcement stage.
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
On June 18, 2020, the U.S. Defendants moved to reschedule the trial, which had been scheduled to begin on September 16, 2020, due to travel disruptions and other extraordinary circumstances resulting from the ongoing COVID-19 Pandemic. The Macao Judicial Court granted that motion and rescheduled the trial to begin on June 16, 2021.
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
The Company’s segment information as of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019 is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

Three Months Ended June 30, 2020	(In millions)
Macao:
The Venetian Macao	$5	$1	$1	$18	$3	$28
Sands Cotai Central	1	—	1	7	1	10
The Parisian Macao	(30)	1	1	4	1	(23)
The Plaza Macao and Four Seasons Hotel Macao	8	1	1	9	—	19
Sands Macao	5	1	—	1	—	7
Ferry Operations and Other	—	—	—	—	6	6
	(11)	4	4	39	11	47
Marina Bay Sands	7	1	2	3	10	23
Las Vegas Operating Properties	14	9	6	—	7	36
Intercompany eliminations(1)	—	—	—	—	(8)	(8)
Total net revenues	$10	$14	$12	$42	$20	$98

Three Months Ended June 30, 2019
Macao:
The Venetian Macao	$698	$53	$17	$62	$24	$854
Sands Cotai Central	358	77	24	16	8	483
The Parisian Macao	343	32	17	15	7	414
The Plaza Macao and Four Seasons Hotel Macao	162	10	7	31	1	211
Sands Macao	141	5	7	1	1	155
Ferry Operations and Other	—	—	—	—	30	30
	1,702	177	72	125	71	2,147
Marina Bay Sands	468	93	58	42	27	688
United States:
Las Vegas Operating Properties	112	156	90	—	108	466
Sands Bethlehem(2)	79	3	4	—	4	90
	191	159	94	—	112	556
Intercompany eliminations(1)	—	—	—	(1)	(56)	(57)
Total net revenues	$2,361	$429	$224	$166	$154	$3,334

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

Six Months Ended June 30, 2020
Macao:
The Venetian Macao	$256	$22	$6	$47	$12	$343
Sands Cotai Central	124	27	9	16	4	180
The Parisian Macao	85	14	6	10	3	118
The Plaza Macao and Four Seasons Hotel Macao	91	5	4	26	—	126
Sands Macao	69	3	2	1	1	76
Ferry Operations and Other	—	—	—	—	18	18
	625	71	27	100	38	861
Marina Bay Sands	446	75	43	45	26	635
United States:
Las Vegas Operating Properties	116	136	81	—	103	436
Intercompany eliminations(1)	—	—	—	—	(52)	(52)
Total net revenues	$1,187	$282	$151	$145	$115	$1,880

Six Months Ended June 30, 2019
Macao:
The Venetian Macao	$1,438	$110	$39	$118	$46	$1,751
Sands Cotai Central	803	161	50	32	14	1,060
The Parisian Macao	730	64	35	27	12	868
The Plaza Macao and Four Seasons Hotel Macao	335	20	16	62	2	435
Sands Macao	280	9	14	2	2	307
Ferry Operations and Other	—	—	—	—	60	60
	3,586	364	154	241	136	4,481
Marina Bay Sands	1,012	195	111	85	52	1,455
United States:
Las Vegas Operating Properties	225	313	180	—	219	937
Sands Bethlehem(2)	199	7	11	1	9	227
	424	320	191	1	228	1,164
Intercompany eliminations(1)	—	—	—	(1)	(119)	(120)
Total net revenues	$5,022	$879	$456	$326	$297	$6,980

____________________
(1)Intercompany eliminations include royalties and other intercompany services.
(2)The Company completed the sale of Sands Bethlehem on May 31, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$1	$1	$2	$2
Ferry Operations and Other	5	7	12	13
	6	8	14	15
Marina Bay Sands	2	1	3	2
Las Vegas Operating Properties(1)	—	48	35	103
Total intersegment revenues	$8	$57	$52	$120
____________________
(1)Primarily consists of royalties from the Company’s international operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$(97)	$336	$(48)	$697
Sands Cotai Central	(79)	165	(79)	377
The Parisian Macao	(81)	139	(84)	302
The Plaza Macao and Four Seasons Hotel Macao	(18)	83	10	168
Sands Macao	(31)	43	(32)	83
Ferry Operations and Other	(6)	(1)	(12)	(4)
	(312)	765	(245)	1,623
Marina Bay Sands	(113)	346	169	769
United States:
Las Vegas Operating Properties	(122)	136	(34)	274
Sands Bethlehem(1)	—	19	—	52
	(122)	155	(34)	326
Consolidated adjusted property EBITDA(2)	(547)	1,266	(110)	2,718
Other Operating Costs and Expenses
Stock-based compensation(3)	(6)	(4)	(9)	(7)
Corporate	(53)	(51)	(112)	(203)
Pre-opening	(4)	(10)	(9)	(14)
Development	(9)	(4)	(15)	(9)
Depreciation and amortization	(285)	(289)	(575)	(590)
Amortization of leasehold interests in land	(13)	(14)	(27)	(23)
Loss on disposal or impairment of assets	(5)	—	(10)	(7)
Operating income (loss)	(922)	894	(867)	1,865
Other Non-Operating Costs and Expenses
Interest income	4	17	17	37
Interest expense, net of amounts capitalized	(118)	(143)	(249)	(284)
Other income (expense)	(3)	20	34	(1)
Gain on sale of Sands Bethlehem	—	556	—	556
Income tax (expense) benefit	54	(236)	29	(321)
Net income (loss)	$(985)	$1,108	$(1,036)	$1,852

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
 ____________________
(1)The Company completed the sale of Sands Bethlehem on May 31, 2019.
(2)Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is net income/loss before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain on sale of Sands Bethlehem, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. The Company has significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, consolidated adjusted property EBITDA as presented by the Company may not be directly comparable to similarly titled measures presented by other companies.
(3)During the three months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense of $7 million and $9 million, respectively, of which $1 million and $5 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense of $14 million and $18 million, respectively, of which $5 million and $11 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

	Six Months Ended June 30,
	2020	2019

	(In millions)
Capital Expenditures
Corporate and Other	$3	$49
Macao:
The Venetian Macao	66	38
Sands Cotai Central	374	109
The Parisian Macao	7	14
The Plaza Macao and Four Seasons Hotel Macao	129	60
Sands Macao	2	6
	578	227
Marina Bay Sands	61	98
United States:
Las Vegas Operating Properties	60	77
Sands Bethlehem(1)	—	2
	60	79
Total capital expenditures	$702	$453
____________________
(1)The Company completed the sale of Sands Bethlehem on May 31, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	June 30, 2020	December 31, 2019

	(In millions)
Total Assets
Corporate and Other	$1,236	$1,390
Macao:
The Venetian Macao	3,059	3,243
Sands Cotai Central	4,021	4,504
The Parisian Macao	2,234	2,351
The Plaza Macao and Four Seasons Hotel Macao	1,241	1,239
Sands Macao	269	324
Ferry Operations and Other	142	156
	10,966	11,817
Marina Bay Sands	5,309	5,880
Las Vegas Operating Properties	4,184	4,112
Total assets	$21,695	$23,199

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
COVID-19 Pandemic
In early January 2020, an outbreak of a respiratory illness caused by a novel coronavirus was identified and the disease has since spread rapidly across the world causing the World Health Organization to declare the outbreak of a pandemic on March 12, 2020 (the “COVID-19 Pandemic”). As a result, people across the globe have been advised to avoid non-essential travel. Steps have also been taken by various countries, including those in which we operate, to restrict inbound international travel and implement closures of non-essential operations to contain the spread of the virus.
Visitation to Macao has decreased substantially, driven by various government policies limiting travel. The China Individual Visit Scheme to Macao (“China IVS”) and group tour schemes have been suspended, and a complete ban on entry, or a need to undergo enhanced quarantine requirements depending on the person’s residency and their recent travel history, has been enacted by the government for Macao residents, citizens of the People’s Republic of China, Hong Kong residents, foreigner workers residing in Macao and international travelers. On July 13, 2020 it was announced anyone entering Guangdong from Macao is exempt from the 14-day mandatory quarantine starting on July 15, 2020, with a negative COVID-19 test and a green health-code.
The Macao government suspended all gaming operations beginning on February 5, 2020. Our Macao casino operations resumed on February 20, 2020, except for casino operations at Sands Cotai Central, which resumed on February 27, 2020. Certain health safeguards, however, such as limiting the number of seats per table game, slot machine spacing, temperature checks, mask protection and health declarations remain in effect at the present time. Our management team is currently unable to determine when these measures will be modified or cease to be necessary.
Some of our Macao hotel facilities were also closed during the casino suspension in response to the drop in visitation and, with the exception of the Conrad Macao Cotai Strip at Sands Cotai Central (the “Conrad hotel”), these hotels were gradually reopened from February 20, 2020, in line with operational needs and demand. The Conrad hotel reopened on June 13, 2020. Additionally, on March 28, 2020, in support of the Macao government’s initiatives to fight the COVID-19 Pandemic, the Company provided one tower (approximately 2,000 hotel rooms) at the Sheraton Grand Macao Hotel, Cotai Strip at Sands Cotai Central to the Macao government to house Macao citizens and others upon their initial return from other jurisdictions for quarantine. The use of this tower by the Macao government ceased on May 1, 2020, but was subsequently reactivated on June 7, 2020.
A limited number of restaurants across our Macao properties have reopened. The majority of retail outlets in the various shopping malls are open with reduced operating hours. The timing and manner in which these areas will return to full operation are currently unknown.
The Hong Kong government temporarily closed the Hong Kong China Ferry Terminal in Kowloon on January 30, 2020, and the Hong Kong Macao Ferry Terminal in Hong Kong on February 4, 2020. In response, we have suspended our Macao ferry operations between Macao and Hong Kong. The timing and manner in which our normal ferry operations will be able to resume are currently unknown.
The Macao government announced total visitation from mainland China to Macao on a monthly basis decreased by 14.9% (with an 83.3% decrease in visitation over the first seven days of Chinese New Year) in January 2020 and decreased in a range of 96.3% to 99.6% in February to May 2020, as compared to the same periods in 2019. It also announced monthly gross gaming revenue decreased by 11.3% in January 2020 and decreased in a range of 79.7% to 97.0% in February to June 2020, as compared to the same periods in 2019.

Beginning on April 7, 2020, the Singapore government suspended all casino and non-essential operations, including all operations at Marina Bay Sands, due to the COVID-19 Pandemic. The Company’s Singapore operations were permitted to reopen beginning on June 19, 2020; however, this only included certain restaurants and the retail mall operations. The casino operations reopened on July 1, 2020; however, entry was initially limited to annual levy holders and certain Sands Rewards Club (“SRC”) members. As of July 9, 2020, the casino opened to all SRC members. All operations are currently subject to limited capacities.
On May 28, 2020, in support of the Singapore government’s initiatives to fight the COVID-19 Pandemic, Marina Bay Sands entered into an agreement with the Singapore government to utilize all three hotel towers to house Singapore citizens upon their initial return from other jurisdictions for quarantine. The government’s use of the first tower ceased on June 26, 2020, while usage of the second and third towers will continue through July 26, 2020. Additionally, beginning on July 17, 2020, the first tower reopened for normal operations. The date on which convention and nightlife venues may reopen is unknown at this time.
In the months leading up to the closure, visitation to Marina Bay Sands declined. The Singapore Tourism Board announced for the quarter ended March 31, 2020, the total change in visitation decreased approximately 64%, as compared to the same periods in 2019. Total visitation decreased by approximately 100% in April and May 2020, as compared to the same periods in 2019.
On March 17, 2020, the Nevada government suspended all casino and non-essential operations, including all operations at the Las Vegas Operating Properties, beginning on March 18, 2020, due to the COVID-19 Pandemic. On May 28, 2020, the Nevada government announced casinos could reopen on June 4, 2020, under strict guidelines issued by the Gaming Control Board and the State of Nevada. We opened the casino, suites within The Venetian Tower and The Palazzo Tower, and select food and beverage outlets on June 4, 2020, with certain operations subject to reduced capacity. Convention, meeting and certain entertainment related operations remain closed.
Visitation to our Las Vegas Operating properties declined in the months leading up to the closure. The Las Vegas Convention and Visitors Authority announced for the quarter ended March 31, 2020, the total change in visitation decreased 18.3%, as compared to the same period in 2019. Total visitation decreased by 97% and 95.9% in April and May 2020, respectively, as compared to the same periods in 2019. It also announced for the quarter ended March 31, 2020, gross gaming revenue for the Las Vegas Strip decreased 12.4%, as compared to the same periods in 2019. Total gross gaming revenue decreased by 99.3% in April and May 2020, as compared to the same periods in 2019.
In connection with reopening the Singapore and Las Vegas properties, we are adhering to social distancing requirements, which include reduced seating at table games and a decreased number of active slot machines on the casino floor. Additionally, there is uncertainty around the impact the COVID-19 Pandemic will have on operations in the months that follow reopening. For example, there have been a number of group cancellations through October 2020 and there may be additional restrictions placed on our other services, such as nightclubs and entertainment venues.
If our Integrated Resorts are not permitted to resume normal operations, travel restrictions such as those related to the China IVS and other global restrictions on inbound travel from other countries are not modified or eliminated or the global response to contain the COVID-19 Pandemic escalates or is unsuccessful, our operations, cash flows and financial condition will be further materially impacted.
We have a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $3.02 billion and access to $1.50 billion, $2.02 billion and $425 million of available borrowing capacity from our LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Revolving Facility, respectively, and 3.75 billion Singapore dollars (“SGD,” approximately $2.69 billion at exchange rates in effect on June 30, 2020) under our Singapore Delayed Draw Term Facility, exclusively for capital expenditures for the MBS Expansion Project, as of June 30, 2020. We believe we are able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow of non-essential items.

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
There were no newly identified significant accounting estimates during the six months ended June 30, 2020, nor were there any material changes to the critical accounting policies and estimates discussed in our 2019 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Accounts Receivable, Net and Customer Contract Related Liabilities.”
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.15% to 3.45% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 26.0%, 22.5%, 23.3%, 25.2%, 19.0% and 19.8% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 4.7%, 4.2%, 3.8%, 5.7%,

3.2% and 4.5% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 26.4% and 14.7%, respectively, of our table games play was conducted on a credit basis for the six months ended June 30, 2020.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued (credit instruments) deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Based upon our mix of table games, our table games are expected to produce a win percentage of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Our slot machines have produced a trailing 12-month hold percentage of 7.9% at our Las Vegas Operating Properties. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 69.9% of our table games play at our Las Vegas Operating Properties, for the six months ended June 30, 2020, was conducted on a credit basis.
Hotel revenue measurements: Performance indicators used are occupancy rate (a volume indicator), which is the average percentage of available hotel rooms occupied during a period and average daily room rate (“ADR,” a price indicator), which is the average price of occupied rooms per day. Available rooms exclude those rooms unavailable for occupancy during the period due to renovation, development or other requirements (such as government mandated closure, lodging for team members and usage by the Macao and Singapore government for quarantine measures). The calculations of the occupancy rate and ADR include the impact of rooms provided on a complimentary basis. Revenue per available room (“RevPAR”) represents a summary of hotel ADR and occupancy. Because not all available rooms are occupied, ADR is normally higher than RevPAR. Reserved rooms where the guests do not show up for their stay and lose their deposit, or where guests check out early, may be re-sold to walk-in guests.
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
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Summary Financial Results
Our financial results were adversely impacted by decreased visitation at our Macao operating properties and the temporary closures of Marina Bay Sands and our Las Vegas Operating Properties due to the COVID-19 Pandemic. See “COVID-19 Pandemic” for further information. Net revenues for the three months ended June 30, 2020, decreased 97.1% to $98 million, compared to $3.33 billion for the three months ended June 30, 2019. Operating loss was $922 million compared to operating income of $894 million for the three months ended June 30,

2019. Net loss was $985 million for the three months ended June 30, 2020, compared to net income of $1.11 billion for the three months ended June 30, 2019.
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended June 30,
	2020	2019	Percent Change

	(Dollars in millions)
Casino	$10	$2,361	(99.6)%
Rooms	14	429	(96.7)%
Food and beverage	12	224	(94.6)%
Mall	42	166	(74.7)%
Convention, retail and other	20	154	(87.0)%
Total net revenues	$98	$3,334	(97.1)%
Consolidated net revenues were $98 million for the three months ended June 30, 2020, a decrease of $3.24 billion compared to $3.33 billion for the three months ended June 30, 2019. The decrease was across our jurisdictions and properties with decreases of $2.10 billion, $666 million and $382 million at our Macao operations, Marina Bay Sands and our Las Vegas Operating Properties, respectively. These decreases were driven by the COVID-19 Pandemic described above and the related reduction in visitation due to travel restrictions and the temporary closures of our Las Vegas Operating Properties and Marina Bay Sands. Additionally, there was a $90 million decrease due to the sale of Sands Bethlehem on May 31, 2019.
Net casino revenues decreased $2.35 billion compared to the three months ended June 30, 2019. The change was driven by a $1.71 billion decrease at our Macao operations, due to decreases in Non-Rolling Chip drop and Rolling Chip volume. Marina Bay Sands decreased $461 million due to decreases in Non-Rolling Chip drop, Rolling Chip volume and slot handle. Our Las Vegas Operating Properties decreased $98 million due to decreases in table games drop and slot handle. These decreases were driven by the COVID-19 Pandemic described above. Additionally, a decrease of $79 million was attributable to the sale of Sands Bethlehem on May 31, 2019. The following table summarizes the results of our casino activity:

	Three Months Ended June 30,
	2020	2019	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$5	$698	(99.3)%
Non-Rolling Chip drop	$16	$2,346	(99.3)%
Non-Rolling Chip win percentage	24.8%	24.7%	0.1	pts
Rolling Chip volume	$108	$6,444	(98.3)%
Rolling Chip win percentage	1.48%	3.53%	(2.05)	pts
Slot handle	$58	$1,021	(94.3)%
Slot hold percentage	2.5%	4.4%	(1.9)	pts
Sands Cotai Central
Total net casino revenues	$1	$358	(99.7)%
Non-Rolling Chip drop	$6	$1,627	(99.6)%
Non-Rolling Chip win percentage	6.9%	21.7%	(14.8)	pts
Rolling Chip volume	$—	$1,272	(100.0)%
Rolling Chip win percentage	—%	2.56%	(2.56)	pts
Slot handle	$11	$1,014	(98.9)%
Slot hold percentage	3.3%	4.4%	(1.1)	pts

	Three Months Ended June 30,
	2020	2019	Change

	(Dollars in millions)
The Parisian Macao
Total net casino revenues	$(30)	$343	(108.7)%
Non-Rolling Chip drop	$6	$1,136	(99.5)%
Non-Rolling Chip win percentage	20.4%	22.9%	(2.5)	pts
Rolling Chip volume	$382	$4,146	(90.8)%
Rolling Chip win percentage	(6.40)%	3.39%	(9.79)	pts
Slot handle	$19	$1,016	(98.1)%
Slot hold percentage	4.7%	3.9%	0.8	pts
The Plaza Macao and Four Seasons Hotel Macao
Total net casino revenues	$8	$162	(95.1)%
Non-Rolling Chip drop	$19	$331	(94.3)%
Non-Rolling Chip win percentage	6.5%	23.5%	(17.0)	pts
Rolling Chip volume	$563	$3,238	(82.6)%
Rolling Chip win percentage	2.42%	4.19%	(1.77)	pts
Slot handle	$—	$132	(100.0)%
Slot hold percentage	—%	7.7%	(7.7)	pts
Sands Macao
Total net casino revenues	$5	$141	(96.5)%
Non-Rolling Chip drop	$28	$699	(96.0)%
Non-Rolling Chip win percentage	10.2%	17.3%	(7.1)	pts
Rolling Chip volume	$219	$1,261	(82.6)%
Rolling Chip win percentage	0.78%	1.90%	(1.12)	pts
Slot handle	$77	$691	(88.9)%
Slot hold percentage	3.3%	3.1%	0.2	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$7	$468	(98.5)%
Non-Rolling Chip drop	$25	$1,201	(97.9)%
Non-Rolling Chip win percentage	22.2%	22.0%	0.2	pts
Rolling Chip volume	$122	$7,195	(98.3)%
Rolling Chip win percentage	1.91%	2.49%	(0.58)	pts
Slot handle	$94	$3,675	(97.4)%
Slot hold percentage	3.7%	4.4%	(0.7)	pts
U.S. Operations:
Las Vegas Operating Properties
Total net casino revenues	$14	$112	(87.5)%
Table games drop	$99	$514	(80.7)%
Table games win percentage	11.8%	17.8%	(6.0)	pts
Slot handle	$192	$712	(73.0)%
Slot hold percentage	5.8%	8.4%	(2.6)	pts
____________________
Note: We completed the sale of Sands Bethlehem on May 31, 2019.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues decreased $415 million compared to the three months ended June 30, 2019. The decrease was primarily a result of the temporary closures of our Las Vegas Operating Properties and Marina Bay Sands. Additionally, certain rooms within Sands Cotai Central were utilized for quarantine purposes and certain rooms across our Macao properties for lodging provided to team members due to travel restrictions, driven by the COVID-19 Pandemic described above. The following table summarizes the results of our room activity:

	Three Months Ended June 30,
	2020	2019	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$1	$53	(98.1)%
Occupancy rate	2.1%	93.9%	(91.8)	pts
Average daily room rate (ADR)	$220	$221	(0.5)%
Revenue per available room (RevPAR)	$5	$208	(97.6)%
Sands Cotai Central
Total room revenues	$—	$77	(100.0)%
Occupancy rate	1.1%	94.8%	(93.7)	pts
Average daily room rate (ADR)	$144	$155	(7.1)%
Revenue per available room (RevPAR)	$2	$147	(98.6)%
The Parisian Macao
Total room revenues	$1	$32	(96.9)%
Occupancy rate	3.5%	95.8%	(92.3)	pts
Average daily room rate (ADR)	$148	$157	(5.7)%
Revenue per available room (RevPAR)	$5	$150	(96.7)%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$1	$10	(90.0)%
Occupancy rate	6.2%	89.9%	(83.7)	pts
Average daily room rate (ADR)	$358	$335	6.9%
Revenue per available room (RevPAR)	$22	$301	(92.7)%
Sands Macao
Total room revenues	$1	$5	(80.0)%
Occupancy rate	10.6%	99.5%	(88.9)	pts
Average daily room rate (ADR)	$153	$170	(10.0)%
Revenue per available room (RevPAR)	$16	$169	(90.5)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$1	$93	(98.9)%
Occupancy rate	40.2%	97.2%	(57.0)	pts
Average daily room rate (ADR)	$328	$420	(21.9)%
Revenue per available room (RevPAR)	$132	$408	(67.6)%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$9	$156	(94.2)%
Occupancy rate	33.5%	97.2%	(63.7)	pts
Average daily room rate (ADR)	$162	$251	(35.5)%
Revenue per available room (RevPAR)	$54	$244	(77.9)%
____________________
Note: We completed the sale of Sands Bethlehem on May 31, 2019.
Food and beverage revenues decreased $212 million compared to the three months ended June 30, 2019. The decrease was primarily due to decreases of $84 million, $68 million and $56 million at our Las Vegas Operating

Properties, our Macao operating properties and Marina Bay Sands, respectively, as a result of the COVID-19 Pandemic described above.
Mall revenues decreased $124 million compared to the three months ended June 30, 2019. The decrease was primarily due to $111 million in rent concessions granted to our mall tenants in Macao and Singapore in response to the COVID-19 Pandemic.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended June 30,
	2020	2019	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$18	$62	(71.0)%
Mall gross leasable area (in square feet)	812,934	812,966	—%
Occupancy	85.6%	91.3%	(5.7)	pts
Base rent per square foot	$293	$270	8.5%
Tenant sales per square foot(1)	$1,224	$1,688	(27.5)%
Shoppes at Cotai Central(2)
Total mall revenues	$7	$16	(56.3)%
Mall gross leasable area (in square feet)	525,497	523,511	0.4%
Occupancy	87.6%	91.3%	(3.7)	pts
Base rent per square foot	$102	$106	(3.8)%
Tenant sales per square foot(1)	$603	$967	(37.6)%
Shoppes at Parisian
Total mall revenues	$4	$14	(71.4)%
Mall gross leasable area (in square feet)	295,963	295,915	—%
Occupancy	86.8%	89.9%	(3.1)	pts
Base rent per square foot	$150	$151	(0.7)%
Tenant sales per square foot(1)	$561	$650	(13.7)%
Shoppes at Four Seasons
Total mall revenues	$9	$31	(71.0)%
Mall gross leasable area (in square feet)	242,425	241,548	0.4%
Occupancy	94.6%	97.6%	(3.0)	pts
Base rent per square foot	$544	$465	17.0%
Tenant sales per square foot(1)	$3,775	$4,505	(16.2)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$3	$42	(92.9)%
Mall gross leasable area (in square feet)	593,756	601,313	(1.3)%
Occupancy	95.3%	94.7%	0.6	pts
Base rent per square foot	$254	$265	(4.2)%
Tenant sales per square foot(1)	$1,500	$1,945	(22.9)%
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

Convention, retail and other revenues decreased $134 million compared to the three months ended June 30, 2019, driven by decreases of $53 million, $36 million and $18 million at our Las Vegas Operating Properties, our Macao operating properties and Marina Bay Sands, respectively, as a result of the COVID-19 Pandemic described above. Additionally, our ferry operations decreased $23 million, due to the temporary closures of the Hong Kong China Ferry Terminal and the Hong Kong Macao Ferry Terminal in response to the COVID-19 Pandemic.
Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended June 30,
	2020	2019	Percent Change

	(Dollars in millions)
Casino	$218	$1,309	(83.3)%
Rooms	50	113	(55.8)%
Food and beverage	66	174	(62.1)%
Mall	11	18	(38.9)%
Convention, retail and other	27	75	(64.0)%
Provision for credit losses	17	7	142.9%
General and administrative	262	376	(30.3)%
Corporate	53	51	3.9%
Pre-opening	4	10	(60.0)%
Development	9	4	125.0%
Depreciation and amortization	285	289	(1.4)%
Amortization of leasehold interests in land	13	14	(7.1)%
Loss on disposal or impairment of assets	5	—	—%
Total operating expenses	$1,020	$2,440	(58.2)%
Operating expenses were $1.02 billion for the three months ended June 30, 2020, a decrease of $1.42 billion compared to $2.44 billion for the three months ended June 30, 2019, primarily driven by a decrease in casino expenses of $1.09 billion. Additionally, general and administrative expenses decreased $114 million and food and beverage expenses decreased $108 million. The decreases were mainly driven by the COVID-19 Pandemic described above. Although management has implemented certain cost reduction programs, operating margins in each business segment were negatively impacted due to employee and other costs incurred during this period of decreased visitation and property closures. We have maintained our staffing levels across our jurisdictions through the government mandated closures amid significantly reduced visitation. The level of payroll costs during the period were reduced by $73 million in connection with the Job Support Scheme in Singapore and the Employee Retention Credit under the CARES Act in the U.S. We have also implemented payroll cost saving initiatives across each of our properties, including utilization of paid time off and voluntary unpaid leave.
Casino expenses decreased $1.09 billion compared to the three months ended June 30, 2019. The decrease was primarily attributable to a $928 million decrease in gaming taxes resulting from decreased casino revenues, as previously described. Additionally, the sale of Sands Bethlehem in May 2019 resulted in a $51 million decrease.
Room expenses decreased $63 million compared to the three months ended June 30, 2019. The decrease was driven by decreases of $27 million, $25 million and $10 million at our Las Vegas Operating Properties, Macao operating properties and Marina Bay Sands, respectively. These decreases are consistent with the reduction in room revenue.
Food and beverage expenses decreased $108 million compared to the three months ended June 30, 2019, due to decreases of $36 million, $35 million and $34 million at our Macao operating properties, Marina Bay Sands and our Las Vegas Operating Properties, respectively. These decreases are consistent with the reduction in food and beverage revenues.
Convention, retail and other expenses decreased $48 million compared to the three months ended June 30, 2019, primarily driven by a $19 million decrease in ferry expenses resulting from the closure of the ferry terminals in response to the COVID-19 Pandemic. Additionally, there were decreases of $15 million and $8 million at our Las

Vegas Operating Properties and Macao operating properties, respectively, which were consistent with the decreases in convention, retail and other revenue discussed above.
Provision for credit losses increased $10 million compared to the three months ended June 30, 2019, primarily due to the recovery of previously reserved amounts for the three months ended June 30, 2019. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses decreased $114 million compared to the three months ended June 30, 2019. The decrease was due to decreases of $44 million, $34 million and $24 million at our Macao operating properties, Marina Bay Sands and our Las Vegas Operating Properties, respectively, primarily driven by decreases in marketing, payroll and property operations costs.
Pre-opening expenses represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses decreased $6 million compared to the three months ended June 30, 2019, primarily due to the opening of new venues at Marina Bay Sands in the second quarter of 2019.
Development expenses include the costs associated with our evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 8 — Segment Information” for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income/loss):

	Three Months Ended June 30,
	2020	2019	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$(97)	$336	(128.9)%
Sands Cotai Central	(79)	165	(147.9)%
The Parisian Macao	(81)	139	(158.3)%
The Plaza Macao and Four Seasons Hotel Macao	(18)	83	(121.7)%
Sands Macao	(31)	43	(172.1)%
Ferry Operations and Other	(6)	(1)	N.M.
	(312)	765	(140.8)%
Marina Bay Sands	(113)	346	(132.7)%
United States:
Las Vegas Operating Properties	(122)	136	(189.7)%
Sands Bethlehem(1)	—	19	(100.0)%
	(122)	155	(178.7)%
Consolidated adjusted property EBITDA (2)	$(547)	$1,266	(143.2)%
__________________________
N.M. - not meaningful
(1)We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.
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
Adjusted property EBITDA at our Macao operations decreased $1.08 billion compared with the three months ended June 30, 2019, primarily due to decreased casino revenues, driven by reduced visitation from travel restrictions resulting from the COVID-19 Pandemic.
Adjusted property EBITDA at Marina Bay Sands decreased $459 million compared to the three months ended June 30, 2019, primarily due to decreased casino revenues, driven by the temporary closure of the property on April 7, 2020, resulting from the COVID-19 Pandemic.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $258 million compared to the three months ended June 30, 2019, primarily due to decreased room and casino revenues driven by the temporary closure of the property on March 18, 2020 through June 3, 2020, resulting from the COVID-19 Pandemic.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended June 30,
	2020	2019

	(Dollars in millions)
Interest cost	$118	$141
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3	4
Less — capitalized interest	(3)	(2)
Interest expense, net	$118	$143
Weighted average total debt balance	$13,073	$12,053
Weighted average interest rate	3.6%	4.7%
Interest cost decreased $23 million compared to the three months ended June 30, 2019, resulting primarily from a decrease in our weighted average interest rate. The decrease in our weighted average interest rate was primarily due to the impact of the interest rate swap hedges on $5.50 billion of our SCL Senior Notes issued in August 2018. This decrease was partially offset by an increase in the weighted average total debt balance, due to the issuance of the 2026 and 2030 SCL Senior Notes issued on June 4, 2020, in addition to the LVSC Senior Note issued on November 25, 2019.
Other Factors Affecting Earnings
Other expense was $3 million for the three months ended June 30, 2020, compared to other income of $20 million for the three months ended June 30, 2019. The change from the prior year period was due primarily to a $21 million decrease in foreign currency transaction gains driven by the impact of foreign currency exchange rate increase of 312 basis points on U.S. dollar denominated debt held by Sands China Ltd. and a $7 million increase in foreign currency transaction losses driven by the impact of the foreign currency exchange rate decrease of 282 basis points on Singapore dollar denominated intercompany debt reported in U.S. dollars.

Our income tax benefit was $54 million on a loss before income taxes of $1.04 billion for the three months ended June 30, 2020. This compares to a 17.6% effective income tax rate for the three months ended June 30, 2019. The effective income tax rate for the three months ended June 30, 2019, would have been 9.6% without the discrete income tax expense of $161 million resulting from the sale of Sands Bethlehem. The income tax benefit for the three months ended June 30, 2020, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao. Our Singapore and U.S. operations recorded tax benefits associated with the pre-tax book losses incurred during the three months ended June 30, 2020. Our U.S. tax benefit was partially offset by a valuation allowance recorded on certain U.S. foreign tax credits, which we no longer expect to utilize due to lower royalty income resulting from a decrease in revenues from Macao and Singapore compared to prior estimates.
The net loss attributable to our noncontrolling interests was $165 million for the three months ended June 30, 2020, compared to a net income attributable to our noncontrolling interests of $154 million for the three months ended June 30, 2019. These amounts primarily related to the noncontrolling interest of SCL.
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Summary Financial Results
Our financial results were adversely impacted by temporary closures and decreased visitation at each of our operating properties due to the COVID-19 Pandemic. See “COVID-19 Pandemic” for further information. Net revenues for the six months ended June 30, 2020, was $1.88 billion, compared to $6.98 billion for the six months ended June 30, 2019. Operating loss was $867 million compared to operating income of $1.87 billion for the six months ended June 30, 2019. Net loss was $1.04 billion for the six months ended June 30, 2020, compared to net income of $1.85 billion for the six months ended June 30, 2019.
Operating Revenues
Our net revenues consisted of the following:

	Six Months Ended June 30,
	2020	2019	Percent Change

	(Dollars in millions)
Casino	$1,187	$5,022	(76.4)%
Rooms	282	879	(67.9)%
Food and beverage	151	456	(66.9)%
Mall	145	326	(55.5)%
Convention, retail and other	115	297	(61.3)%
Total net revenues	$1,880	$6,980	(73.1)%
Consolidated net revenues were $1.88 billion for the six months ended June 30, 2020, a decrease of $5.10 billion compared to $6.98 billion for the six months ended June 30, 2019, due to decreases of $3.62 billion, $821 million and $433 million at our Macao operations, Marina Bay Sands and our Las Vegas Operating Properties, respectively. The decreases were driven by decreased visitation and property closures as a result of the COVID-19 Pandemic, as described above. Additionally, there was a $227 million decrease due to the sale of Sands Bethlehem on May 31, 2019.

Net casino revenues decreased $3.84 billion compared to the six months ended June 30, 2019. The decrease was primarily attributable to decreases of $2.96 billion and $566 million at our Macao operations and Marina Bay Sands, respectively, mainly driven by decreases in Non-Rolling Chip drop and Rolling Chip volume due to decreases in visitation at our Macao properties and the closure of Marina Bay Sands during the quarter ended June 30, 2020 as result of the COVID-19 Pandemic described above. Our Las Vegas operating properties decreased $109 million due to decreases in table game drop and slot handle as the property was closed for a portion of the six months ended June 30, 2020, as a result of the COVID-19 Pandemic described above. Additionally, there was a decrease of $199 million attributable to the sale of Sands Bethlehem on May 31, 2019. The following table summarizes the results of our casino activity:

	Six Months Ended June 30,
	2020	2019	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$256	$1,438	(82.2)%
Non-Rolling Chip drop	$832	$4,612	(82.0)%
Non-Rolling Chip win percentage	26.9%	26.6%	0.3	pts
Rolling Chip volume	$2,378	$13,945	(82.9)%
Rolling Chip win percentage	2.96%	3.18%	(0.22)	pts
Slot handle	$497	$1,912	(74.0)%
Slot hold percentage	4.2%	4.7%	(0.5)	pts
Sands Cotai Central
Total net casino revenues	$124	$803	(84.6)%
Non-Rolling Chip drop	$561	$3,326	(83.1)%
Non-Rolling Chip win percentage	21.8%	22.7%	(0.9)	pts
Rolling Chip volume	$167	$3,216	(94.8)%
Rolling Chip win percentage	5.85%	3.85%	2.00	pts
Slot handle	$377	$2,077	(81.8)%
Slot hold percentage	4.4%	4.2%	0.2	pts
The Parisian Macao
Total net casino revenues	$85	$730	(88.4)%
Non-Rolling Chip drop	$396	$2,276	(82.6)%
Non-Rolling Chip win percentage	23.7%	23.0%	0.7	pts
Rolling Chip volume	$2,272	$8,063	(71.8)%
Rolling Chip win percentage	0.99%	3.99%	(3.00)	pts
Slot handle	$451	$2,141	(78.9)%
Slot hold percentage	3.5%	3.6%	(0.1)	pts

	Six Months Ended June 30,
	2020	2019	Change

	(Dollars in millions)
The Plaza Macao and Four Seasons Hotel Macao
Total net casino revenues	$91	$335	(72.8)%
Non-Rolling Chip drop	$229	$688	(66.7)%
Non-Rolling Chip win percentage	28.0%	24.3%	3.7	pts
Rolling Chip volume	$2,189	$7,726	(71.7)%
Rolling Chip win percentage	2.73%	3.71%	(0.98)	pts
Slot handle	$37	$280	(86.8)%
Slot hold percentage	4.7%	6.2%	(1.5)	pts
Sands Macao
Total net casino revenues	$69	$280	(75.4)%
Non-Rolling Chip drop	$278	$1,362	(79.6)%
Non-Rolling Chip win percentage	19.1%	17.5%	1.6	pts
Rolling Chip volume	$726	$2,462	(70.5)%
Rolling Chip win percentage	3.29%	1.88%	1.41	pts
Slot handle	$353	$1,306	(73.0)%
Slot hold percentage	3.1%	3.3%	(0.2)	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$446	$1,012	(55.9)%
Non-Rolling Chip drop	$1,103	$2,544	(56.6)%
Non-Rolling Chip win percentage	19.9%	21.6%	(1.7)	pts
Rolling Chip volume	$6,762	$14,323	(52.8)%
Rolling Chip win percentage	3.50%	2.81%	0.69	pts
Slot handle	$2,964	$7,235	(59.0)%
Slot hold percentage	4.3%	4.5%	(0.2)	pts
U.S. Operations:
Las Vegas Operating Properties
Total net casino revenues	$116	$225	(48.4)%
Table games drop	$544	$932	(41.6)%
Table games win percentage	18.4%	20.0%	(1.6)	pts
Slot handle	$794	$1,380	(42.5)%
Slot hold percentage	7.6%	8.4%	(0.8)	pts
____________________
Note: We completed the sale of Sands Bethlehem on May 31, 2019.

Room revenues decreased $597 million compared to the six months ended June 30, 2019. The decrease was primarily a result of the temporary closures of our Las Vegas Operating Properties and Marina Bay Sands. Additionally, certain rooms within Sands Cotai Central were utilized for quarantine purposes and certain rooms across our Macao properties for lodging provided to team members due to travel restrictions, driven by the COVID-19 Pandemic described above. The following table summarizes the results of our room activity:

	Six Months Ended June 30,
	2020	2019	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$22	$110	(80.0)%
Occupancy rate	22.3%	95.3%	(73.0)	pts
Average daily room rate (ADR)	$237	$225	5.3%
Revenue per available room (RevPAR)	$53	$214	(75.2)%
Sands Cotai Central
Total room revenues	$27	$161	(83.2)%
Occupancy rate	23.0%	96.1%	(73.1)	pts
Average daily room rate (ADR)	$174	$156	11.5%
Revenue per available room (RevPAR)	$40	$150	(73.3)%
The Parisian Macao
Total room revenues	$14	$64	(78.1)%
Occupancy rate	21.9%	97.2%	(75.3)	pts
Average daily room rate (ADR)	$167	$158	5.7%
Revenue per available room (RevPAR)	$37	$153	(75.8)%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$5	$20	(75.0)%
Occupancy rate	26.4%	89.8%	(63.4)	pts
Average daily room rate (ADR)	$332	$335	(0.9)%
Revenue per available room (RevPAR)	$88	$301	(70.8)%
Sands Macao
Total room revenues	$3	$9	(66.7)%
Occupancy rate	35.9%	99.7%	(63.8)	pts
Average daily room rate (ADR)	$176	$174	1.1%
Revenue per available room (RevPAR)	$63	$173	(63.6)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$75	$195	(61.5)%
Occupancy rate	78.9%	97.6%	(18.7)	pts
Average daily room rate (ADR)	$415	$437	(5.0)%
Revenue per available room (RevPAR)	$327	$427	(23.4)%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$136	$313	(56.5)%
Occupancy rate	74.9%	96.1%	(21.2)	pts
Average daily room rate (ADR)	$256	$257	(0.4)%
Revenue per available room (RevPAR)	$192	$247	(22.3)%
____________________
Note: We completed the sale of Sands Bethlehem on May 31, 2019.
Food and beverage revenues decreased $305 million compared to the six months ended June 30, 2019. The decrease was mainly due to decreases of $127 million, $99 million and $68 million at our Macao operating properties, our Las Vegas Operating Properties and Marina Bay Sands, respectively, as a result of the COVID-19 Pandemic described above.
Mall revenues decreased $181 million compared to the six months ended June 30, 2019. The decrease was primarily due to $170 million in rent concessions granted to our mall tenants in Macao and Singapore in response to the COVID-19 Pandemic.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Six Months Ended June 30,(1)
	2020	2019	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$47	$118	(60.2)%
Mall gross leasable area (in square feet)	812,934	812,966	—%
Occupancy	85.6%	91.3%	(5.7)	pts
Base rent per square foot	$293	$270	8.5%
Tenant sales per square foot(2)	$1,224	$1,688	(27.5)%
Shoppes at Cotai Central(3)
Total mall revenues	$16	$32	(50.0)%
Mall gross leasable area (in square feet)	525,497	523,511	0.4%
Occupancy	87.6%	91.3%	(3.7)	pts
Base rent per square foot	$102	$106	(3.8)%
Tenant sales per square foot(2)	$603	$967	(37.6)%
Shoppes at Parisian
Total mall revenues	$10	$26	(61.5)%
Mall gross leasable area (in square feet)	295,963	295,915	—%
Occupancy	86.8%	89.9%	(3.1)	pts
Base rent per square foot	$150	$151	(0.7)%
Tenant sales per square foot(2)	$561	650	(13.7)%
Shoppes at Four Seasons
Total mall revenues	$26	$62	(58.1)%
Mall gross leasable area (in square feet)	242,425	241,548	0.4%
Occupancy	94.6%	97.6%	(3.0)	pts
Base rent per square foot	$544	$465	17.0%
Tenant sales per square foot(2)	$3,775	$4,505	(16.2)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$45	$85	(47.1)%
Mall gross leasable area (in square feet)	593,756	601,313	(1.3)%
Occupancy	95.3%	94.7%	0.6	pts
Base rent per square foot	$254	$265	(4.2)%
Tenant sales per square foot(2)	$1,500	$1,945	(22.9)%
__________________________
Note: This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem.
(1) As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of June 30, 2020 and 2019, they are identical to the summary presented herein for the three months ended June 30, 2020 and 2019, respectively.
(2) Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.

(3) The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central’s renovation, rebranding and expansion to The Londoner Macao.
Convention, retail and other revenues decreased $182 million compared to the six months ended June 30, 2019 driven by decreases of $56 million, $48 million and $27 million at our Macao operating properties, Las Vegas Operating Properties and Marina Bay Sands, respectively, as a result of the COVID-19 Pandemic described above. Additionally, there was a $41 million decrease related to our ferry operations, due to the temporary closure of the Hong Kong China Ferry Terminal in late January 2020 and the Hong Kong Macao Ferry Terminal in early February 2020 in response to the COVID-19 Pandemic.
Operating Expenses
Our operating expenses consisted of the following:

	Six Months Ended June 30,
	2020	2019	Percent Change

	(Dollars in millions)
Casino	$925	$2,748	(66.3)%
Rooms	142	223	(36.3)%
Food and beverage	205	352	(41.8)%
Mall	28	35	(20.0)%
Convention, retail and other	83	155	(46.5)%
Provision for credit losses	35	11	(218.2)%
General and administrative	581	745	(22.0)%
Corporate	112	203	(44.8)%
Pre-opening	9	14	(35.7)%
Development	15	9	66.7%
Depreciation and amortization	575	590	(2.5)%
Amortization of leasehold interests in land	27	23	17.4%
Loss on disposal or impairment of assets	10	7	42.9%
Total operating expenses	$2,747	$5,115	(46.3)%
Operating expenses were $2.75 billion for the six months ended June 30, 2020, a decrease of $2.37 billion compared to $5.12 billion for the six months ended June 30, 2019. The decrease was primarily driven by a $1.82 billion decrease in casino expenses. Additionally, general and administrative expenses decreased $164 million and food and beverage expenses decreased $147 million driven by the COVID-19 Pandemic, described above. Although management has implemented certain cost reduction programs, operating margins in each business segment were negatively impacted due to employee and other costs incurred during this period of decreased visitation and property closures. We have maintained our staffing levels across our jurisdictions through the government mandated closures amid significantly reduced visitation. The level of payroll costs during the period were reduced by $76 million in connection with the Job Support Scheme in Singapore and the Employee Retention Credit under the CARES Act in the U.S. We have also implemented payroll cost saving initiatives across each of our properties, including utilization of paid time off and voluntary unpaid leave.
Casino expenses decreased $1.82 billion compared to the six months ended June 30, 2019. The decrease was primarily attributable to a decrease of $1.55 billion in gaming taxes due to decreased casino revenues, as previously described. Additionally, the sale of Sands Bethlehem in May 2019 resulted in a $127 million decrease.
Room expenses decreased $81 million compared to the six months ended June 30, 2019. The decrease was driven by decreases of $39 million, $29 million and $11 million at our Macao operating properties, our Las Vegas Operating Properties and Marina Bay Sands, respectively. These decreases are consistent with the reduction in room revenue.
Food and beverage expenses decreased $147 million compared to the six months ended June 30, 2019, due to decreases of $66 million, $36 million and $36 million at our Macao operating properties, Marina Bay Sands and our Las Vegas Operating Properties, respectively. These decreases are consistent with the reduction in food and beverage revenues.

Convention, retail and other expenses decreased $72 million compared to the six months ended June 30, 2019 driven by a decrease of $35 million related to the closure of the ferry terminals previously described. Additionally, our Macao operating properties, Las Vegas Operating Properties and Marina Bay Sands decreased $15 million, $13 million and $7 million, respectively, as a result of the COVID-19 Pandemic described above.
The provision for credit losses was $35 million for the six months ended June 30, 2020, compared to $11 million for the six months ended June 30, 2019. The increase resulted from increased collections of previously reserved customer balances during the six months ended June 30, 2019. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses decreased $164 million compared to the six months ended June 30, 2019 due to decreases of $68 million, $38 million and $27 million at our Macao operating properties, Marina Bay Sands and our Las Vegas Operating Properties, respectively. The decreases were primarily driven by decreases in marketing, payroll and property operations costs. Additionally, the sale of Sands Bethlehem in May 2019 resulted in a $33 million decrease.
Corporate expenses decreased $91 million compared to the six months ended June 30, 2019. The decrease was primarily due to a nonrecurring legal settlement during the six months ended June 30, 2019.
Pre-opening expenses represents personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses decreased $5 million compared to the six months ended June 30, 2019, primarily due to the opening of new venues at Marina Bay Sands in the second quarter of 2019.
Development expenses include the costs associated with our evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 8 — Segment Information” for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income/loss):

	Six Months Ended June 30,
	2020	2019	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$(48)	$697	(106.9)%
Sands Cotai Central	(79)	377	(121.0)%
The Parisian Macao	(84)	302	(127.8)%
The Plaza Macao and Four Seasons Hotel Macao	10	168	(94.0)%
Sands Macao	(32)	83	(138.6)%
Ferry Operations and Other	(12)	(4)	200.00%
	(245)	1,623	(115.1)%
Marina Bay Sands	169	769	(78.0)%
United States:
Las Vegas Operating Properties	(34)	274	(112.4)%
Sands Bethlehem(1)	—	52	(100.0)%
	(34)	326	(110.4)%
Consolidated adjusted property EBITDA	$(110)	$2,718	(104.0)%
____________________
(1)We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.

Adjusted property EBITDA at our Macao operations decreased $1.87 billion compared to the six months ended June 30, 2019, primarily due to decreased casino revenues driven by government mandated travel restrictions, property closures and overall reduced visitation since late January 2020 resulting from the COVID-19 Pandemic.
Adjusted property EBITDA at Marina Bay Sands decreased $600 million compared to the six months ended June 30, 2019. The decrease was primarily due to decreased casino revenues, driven by the temporary closure of the property on April 7, 2020, resulting from the COVID-19 Pandemic.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $308 million compared to the six months ended June 30, 2019. The decrease was primarily due to decreased room and casino revenues driven by the temporary closure of the property on March 18, 2020, resulting from the COVID-19 Pandemic.
Interest Expense
The following table summarizes information related to interest expense:

	Six Months Ended June 30,
	2020	2019

	(Dollars in millions)
Interest cost	$250	$280
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	6	7
Less — capitalized interest	(7)	(3)
Interest expense, net	$249	$284
Weighted average total debt balance	$12,778	$12,078
Weighted average interest rate	3.9%	4.6%
Interest cost decreased $30 million compared to the six months ended June 30, 2019, resulting primarily from a decrease in our weighted average interest rate. The decrease was primarily due to the impact of the interest rate swap hedges on $5.50 billion of our SCL Senior Notes issued in August 2018. This was partially offset by an increase in the weighted average total debt balance, due to the issuance of the 2025 LVSC Senior Notes on November 25, 2019. Additionally, the 2026 and 2030 SCL Senior Notes were issued on June 4, 2020.
Other Factors Affecting Earnings
Other income was $34 million for the six months ended June 30, 2020, compared to other expense of $1 million for the six months ended June 30, 2019. The change from the prior year period was due primarily to increases of $21 million in foreign currency transaction gains from the impact of foreign currency exchange rate increase of 578 basis points on Singapore dollar denominated intercompany debt reported in U.S. dollars and $16 million from the impact of foreign currency exchange rate decrease of 228 basis points on U.S. dollar denominated debt held by Sands China Ltd.
Our income tax benefit was $29 million on a loss before income taxes of $1.07 billion for the six months ended June 30, 2020. This compares to a 14.8% effective income tax rate for the six months ended June 30, 2019. The effective income tax rate for the six months ended June 30, 2019, would have been 9.9% without the discrete income tax expense of $161 million resulting from the sale of Sands Bethlehem. The income tax benefit for the six months ended June 30, 2020, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao. Our Singapore and U.S. operations recorded tax benefits associated with the pre-tax book losses incurred during the six months ended June 30, 2020. Our U.S. tax benefit was partially offset by a valuation allowance recorded on certain U.S. foreign tax credits, which we no longer expect to utilize due to lower royalty income resulting from a decrease in revenues from Macao and Singapore compared to prior estimates.
The net loss attributable to our noncontrolling interests was $215 million for the six months ended June 30, 2020, compared to net income attributable to our noncontrolling interest of $316 million for the six months ended June 30, 2019. These amounts were primarily related to the noncontrolling interest of SCL.

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
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and six months ended June 30, 2020 and 2019:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended June 30, 2020
Mall revenues:
Minimum rents(1)	$47	$30	$9	$9	$33
Overage rents	1	—	1	—	—
Rent concessions(2)	(39)	(23)	(8)	(8)	(33)
Total overage rents and rent concessions	(38)	(23)	(7)	(8)	(33)
CAM, levies and direct recoveries	9	2	5	3	3
Total mall revenues	18	9	7	4	3
Mall operating expenses:
Common area maintenance	3	1	2	1	2
Marketing and other direct operating expenses	1	—	—	1	—
Mall operating expenses	4	1	2	2	2
Property taxes(3)	1	—	—	—	—
Recovery of credit losses	(2)	(1)	—	—	—
Mall-related expenses(4)	$3	$—	$2	$2	$2
For the three months ended June 30, 2019
Mall revenues:
Minimum rents(1)	$49	$28	$9	$11	$32
Overage rents	4	1	2	—	4
CAM, levies and direct recoveries	9	2	5	3	6
Total mall revenues	62	31	16	14	42
Mall operating expenses:
Common area maintenance	4	2	2	2	4
Marketing and other direct operating expenses	2	—	1	1	1
Mall operating expenses	6	2	3	3	5
Property taxes(3)	—	—	—	—	2
Recovery of credit losses	—	—	—	(1)	—
Mall-related expenses(4)	$6	$2	$3	$2	$7

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the six months ended June 30, 2020
Mall revenues:
Minimum rents(1)	$97	$60	$19	$18	$68
Overage rents	1	1	2	—	3
Rent concessions(2)	(68)	(40)	(14)	(13)	(35)
Total overage rents and rent concessions	(67)	(39)	(12)	(13)	(32)
CAM, levies and direct recoveries	17	5	9	5	9
Total mall revenues	47	26	16	10	45
Mall operating expenses:
Common area maintenance	6	2	3	2	6
Marketing and other direct operating expenses	3	1	1	2	2
Mall operating expenses	9	3	4	4	8
Property taxes(3)	1	—	—	—	1
Provision for credit losses	1	—	1	1	—
Mall-related expenses(4)	$11	$3	$5	$5	$9
For the six months ended June 30, 2019
Mall revenues:
Minimum rents(1)	$96	$55	$19	$20	$66
Overage rents	5	2	4	—	7
CAM, levies and direct recoveries	17	5	9	6	12
Total mall revenues	118	62	32	26	85
Mall operating expenses:
Common area maintenance	8	3	4	3	8
Marketing and other direct operating expenses	3	1	1	2	2
Mall operating expenses	11	4	5	5	10
Property taxes(3)	—	—	—	—	3
Recovery of credit losses	—	—	—	(1)	—
Mall-related expenses(4)	$11	$4	$5	$4	$13
____________________
Note: These tables exclude the results of our mall operations at Sands Macao and Sands Bethlehem, which was sold in May 2019.
(1)Minimum rents include base rents and straight-line adjustments of base rents.
(2)Rent concessions were provided to tenants as a result of the COVID-19 Pandemic and the impact on mall operations.
(3)Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. Each property is also eligible to obtain an additional six-year exemption, provided certain qualifications are met. To date, The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Cotai Central and The Parisian Macao have obtained a second exemption. The exemption for The Venetian Macao expired in August 2019 and the exemption for The Plaza Macao and Four Seasons Hotel Macao, Sands Cotai Central and The Parisian Macao will be expiring in August 2020, December 2027 and September 2028, respectively.
(4)Mall-related expenses consist of CAM, marketing fees and other direct operating expenses, property taxes and provision for credit losses, but excludes depreciation and amortization and general and administrative costs.
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
Macao
Our construction work continues for the renovation, expansion and rebranding of Sands Cotai Central into a new destination Integrated Resort, The Londoner Macao. The Londoner Macao will feature new attractions and features internally and externally from London, including some of London’s most recognizable landmarks, such as the Houses of Parliament and Big Ben. The expanded retail areas will be rebranded to the Shoppes at Londoner and we will add new food and beverage venues. We will add approximately 370 luxury suites in the Londoner Court, and the prior Holiday Inn-branded rooms and suites are being converted to approximately 600 London-themed suites, referred to as The Londoner Hotel. We are utilizing suites as they are completed on a simulation basis for trial and feedback purposes. We expect the Londoner Court to be completed in late 2020 and The Londoner Macao project to be completed in phases throughout 2020 and 2021.
Construction of The Grand Suites at Four Seasons is now complete and features 289 additional luxury suites. We have initiated approved gaming operations in this space and are utilizing suites on a simulation basis for trial and feedback purposes.
We anticipate the total costs associated with these development projects to be approximately $2.2 billion. The ultimate costs and completion dates for these projects are subject to change as we complete the projects.
Singapore
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the Singapore Tourism Board (the “STB”) entered into the Development Agreement pursuant to which MBS will construct a development, the MBS Expansion Project, which will include a hotel tower with a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats. The Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.2 billion at exchange rates in effect on June 30, 2020). The amount of the total project cost will be finalized as we complete design and development and begin construction. In connection with the Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project. In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction). We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Development Agreement. On June 18, 2020, MBS, entered into an amendment letter that amends the facility agreement originally dated as of June 25, 2012 and extends to June 30, 2021, the deadline for delivering the construction costs estimate and the construction schedule, in each case for the MBS expansion project.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months Ended June 30,
	2020	2019

	(In millions)
Net cash generated from (used in) operating activities	$(1,022)	$896
Cash flows from investing activities:
Net proceeds from sale of Sands Bethlehem	—	1,160
Capital expenditures	(702)	(453)
Proceeds from disposal of property and equipment	1	1
Acquisition of intangible assets	—	(53)
Net cash generated from (used in) investing activities	(701)	655
Cash flows from financing activities:
Proceeds from exercise of stock options	18	39
Repurchase of common stock	—	(354)
Dividends paid and noncontrolling interest payments	(911)	(1,821)
Proceeds from long-term debt	1,899	—
Repayments on long-term debt	(435)	(51)
Payments of financing costs	(24)	—
Net cash generated from (used in) financing activities	547	(2,187)
Effect of exchange rate on cash, cash equivalents and restricted cash	(34)	6
Decrease in cash, cash equivalents and restricted cash	(1,210)	(630)
Cash, cash equivalents and restricted cash at beginning of period	4,242	4,661
Cash, cash equivalents and restricted cash at end of period	$3,032	$4,031
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the six months ended June 30, 2020, decreased $1.92 billion compared to the six months ended June 30, 2019. The main factor driving this decrease was the impact of the COVID-19 Pandemic on our operations, which significantly reduced visitation to our properties and caused the temporary shutdown of all of our properties at various times during the first six months of 2020 as described above. We had a cash usage for operations in 2020 of $1.02 billion due to limited revenues. The COVID-19 Pandemic impacted our working capital, which was a cash outflow during the six months ended June 30, 2020 as the amount of receivables collected was less than the settlement of operating accrued liabilities and a reduction to patron deposits and outstanding chips. In addition, the $896 million of cash flow from operations in the prior year were impacted by the land lease payment made in 2019 in connection with the MBS Expansion Project.
Cash Flows — Investing Activities
Capital expenditures for the six months ended June 30, 2020, totaled $702 million, including $578 million for construction and development activities in Macao, which consisted primarily of $374 million for Sands Cotai Central related primarily to The Londoner Macao, $129 million for The Plaza Macao and Four Seasons Hotel Macao related primarily to the Grand Suites at Four Seasons Macao and $66 million for The Venetian Macao; $61 million at Marina Bay Sands in Singapore; $60 million at our Las Vegas Operating Properties; and $3 million for corporate and other.
Capital expenditures for the six months ended June 30, 2019, totaled $453 million, including $227 million for construction and development activities in Macao, which consisted primarily of $109 million for Sands Cotai Central related primarily to the Londoner Macao, $60 million for The Plaza Macao and Four Seasons Hotel Macao related primarily to the Grand Suites at Four Seasons Macao, $38 million for The Venetian Macao and $14 million for The Parisian Macao; $98 million at Marina Bay Sands in Singapore; $77 million at our Las Vegas Operating Properties; and $49 million for corporate and other.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $547 million for the six months ended June 30, 2020, which was primarily attributable to $911 million in dividend payments and net proceeds of $1.46 billion on our various credit facilities, driven by the issuance of $1.50 billion of unsecured notes at SCL.
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
In June 2020, SCL issued, in a private offering, two series of unsecured notes in an aggregate principal amount of $1.50 billion. The net proceeds from the offering will be used for incremental liquidity and general corporate purposes.
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio or net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined. In March 2020, SCL entered into a waiver and amendment request letter, pursuant to which lenders, among other things, waived SCL’s requirement to ensure the maximum leverage ratio does not exceed 4.0x for any period beginning on, and including, January 1, 2020 and ending on, and including, July 1, 2021 (other than with respect to the financial year ended December 31, 2019). In June 2020, MBS entered into an amendment letter, such that MBS will not have to comply with the leverage or interest coverage covenants for the financial quarters ending, and including, September 30, 2020 through, and including, December 31, 2021. As of June 30, 2020, our U.S. and Singapore leverage ratios, as defined per the respective credit facility agreements were 1.4x and 2.9x compared to the maximum leverage ratios allowed of 4.0x and 4.5x, respectively.
We held unrestricted cash and cash equivalents of approximately $3.02 billion and restricted cash and cash equivalents of approximately $16 million as of June 30, 2020, of which approximately $1.79 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.79 billion, approximately $1.31 billion is available to be repatriated to the U.S. and we do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $3.94 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit, and SGD 3.75 billion (approximately $2.69 billion at exchange rates in effect on June 30, 2020) under our Singapore Delayed Draw Term Facility as of June 30, 2020, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities and debt obligations. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure.
On February 21, 2020 SCL paid a dividend of 0.99 Hong Kong dollars (“HKD”) to SCL stockholders (a total of $1.03 billion, of which we retained $717 million during the six months ended June 30, 2020).
On March 26, 2020, we paid a quarterly dividend of $0.79 per common share as part of a regular cash dividend program and, during the six months ended June 30, 2020, recorded $603 million as a distribution against retained earnings.
We have suspended our quarterly dividend program and SCL did not pay a final dividend for 2019 due to the impact of the COVID-19 Pandemic.

We have a strong balance sheet and sufficient liquidity in place, including access to available borrowing capacity under our credit facilities. We believe we are well positioned to support our continuing operations, complete the major construction projects in Macao and Singapore that are underway and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow of non-essential items.
Aggregate Indebtedness and Other Contractual Obligations
As of June 30, 2020, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the issuance of the 2026 and 2030 SCL Senior Notes. These transactions are summarized below:

	Payments Due During Period Ending December 31,
	2020(1)	2021 - 2022	2023 - 2024	Thereafter	Total

	(In millions)
Long-Term Debt Obligations(2)
SCL Senior Notes due 2026 and 2030	$—	$—	$—	$1,500	$1,500
Fixed Interest Payments(3)	17	125	122	214	478
Total	$17	$125	$122	$1,714	$1,978
_______________________
(1)Represents the six-month period ending December 31, 2020.
(2)See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Long-Term Debt” for further details on these financing transactions.
(3)Represents the fixed interest payments related to the SCL Senior Notes due 2026 and 2030.
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions, as they relate to our Company or management, are intended to identify forward-looking statements. Although we believe these forward-looking statements are reasonable, we cannot assure you any forward-looking statements will prove to be correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:
•the uncertainty of the extent, duration and effects of the COVID-19 Pandemic and the response of governments, including government-mandated property closures or travel restrictions, and other third parties on our business, results of operations, cash flows, liquidity and development prospects;
•general economic and business conditions in the U.S. and internationally, which may impact levels of disposable income, consumer spending, group meeting business, pricing of hotel rooms and retail and mall sales;
•disruptions or reductions in travel, as well as disruptions in our operations, due to natural or man-made disasters, pandemics, epidemics or outbreaks of infectious or contagious diseases, political instability, civil unrest, terrorist activity or war;
•the uncertainty of consumer behavior related to discretionary spending and vacationing at our Integrated Resorts in Macao, Singapore and Las Vegas;

•the extensive regulations to which we are subject and the costs of compliance or failure to comply with such regulations;
•our ability to maintain our gaming licenses and subconcession in Macao, Singapore and Las Vegas;
•new developments, construction projects and ventures, including our Cotai Strip initiatives and MBS Expansion Project;
•regulatory policies in China or other countries in which our customers reside, or where we have operations, including visa restrictions limiting the number of visits or the length of stay for visitors from China to Macao, restrictions on foreign currency exchange or importation of currency, and the judicial enforcement of gaming debts;
•the ability of our subsidiaries to make distribution payments to us;
•our leverage, debt service and debt covenant compliance, including the pledge of certain of our assets (other than our equity interests in our subsidiaries) as security for our indebtedness and ability to refinance our debt obligations as they come due or to obtain sufficient funding for our planned, or any future, development projects;
•fluctuations in currency exchange rates and interest rates;
•increased competition for labor and materials due to planned construction projects in Macao and Singapore and quota limits on the hiring of foreign workers;
•our ability to obtain required visas and work permits for management and employees from outside countries to work in Macao, and our ability to compete for the managers and employees with the skills required to perform the services we offer at our properties;
•our dependence upon properties primarily in Macao, Singapore and Las Vegas for all of our cash flow;
•the passage of new legislation and receipt of governmental approvals for our operations in Macao and Singapore and other jurisdictions where we are planning to operate;
•our insurance coverage, including the risk we have not obtained sufficient coverage, may not be able to obtain sufficient coverage in the future, or will only be able to obtain additional coverage at significantly increased rates;
•our ability to collect gaming receivables from our credit players;
•our relationship with gaming promoters in Macao;
•our dependence on chance and theoretical win rates;
•fraud and cheating;
•our ability to establish and protect our IP rights;
•conflicts of interest that arise because certain of our directors and officers are also directors of SCL;
•government regulation of the casino industry (as well as new laws and regulations and changes to existing laws and regulations), including gaming license regulation, the requirement for certain beneficial owners of our securities to be found suitable by gaming authorities, the legalization of gaming in other jurisdictions and regulation of gaming on the internet;
•increased competition in Macao and Las Vegas, including recent and upcoming increases in hotel rooms, meeting and convention space, retail space, potential additional gaming licenses and online gaming;
•the popularity of Macao, Singapore and Las Vegas as convention and trade show destinations;
•new taxes, changes to existing tax rates or proposed changes in tax legislation and the impact of U.S. tax reform;
•the continued services of our key management and personnel;
•any potential conflict between the interests of our principal stockholder and us;

•labor actions and other labor problems;
•our failure to maintain the integrity of information systems that contain legally protected information about people and company data, including against past or future cybersecurity attacks, and any litigation or disruption to our operations resulting from such loss of data integrity;
•the completion of infrastructure projects in Macao;
•our relationship with GGP Limited Partnership or any successor owner of the Grand Canal Shoppes; and
•the outcome of any ongoing and future litigation.
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
As of June 30, 2020, the estimated fair value of our long-term debt was approximately $14.39 billion, compared to its contractual value of $13.95 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $573 million. A hypothetical 100 basis point change in the Singapore Swap Offer Rate would cause our annual interest cost on our long-term debt to change by approximately $29 million.
The total notional amount of our fixed-to-variable interest rate swaps was $5.50 billion as of June 30, 2020. The fair value of the interest rate swaps, on a stand-alone basis, as of June 30, 2020, was an asset of $73 million. As these interest rate swaps terminate in August 2020 and the final rate set was completed in May 2020, there will be no impact on these interest rate swaps from future changes in interest rates.
Foreign currency transaction gains were $34 million for the six months ended June 30, 2020, primarily due to U.S. dollar denominated debt issued by SCL and Singapore denominated intercompany debt reported in U.S. dollars. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of June 30, 2020, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $30 million, and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $57 million. The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2020, and have concluded they are effective at the reasonable assurance level.
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
We expect the impact of these disruptions, including the extent of their adverse impact on our financial and operational results, will be dictated by the length of time that such disruptions continue. Although all our properties are currently open, we cannot predict whether future closures would be appropriate or could be mandated. Even once travel advisories and restrictions are modified or cease to be necessary, demand for integrated resorts may remain weak for a significant length of time and we cannot predict if or when the gaming and non-gaming activities of our properties will return to pre-outbreak levels of volume or pricing. In particular, future demand for integrated resorts may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth or reduced business spending for meetings, incentives, conventions and exhibitions (“MICE”) resulting from the impact of the COVID-19 Pandemic. In addition, we cannot predict the impact the COVID-19 Pandemic will have on our mall tenants in Macao and Singapore.
We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries derived from the earnings and cash flow generated by our operating properties. If the global response to contain COVID-19 escalates, or is unsuccessful, our subsidiaries’ ability to generate sufficient earnings and cash flow to pay dividends or distributions in the future will be negatively impacted. For example, on April 17, 2020, SCL announced it will not pay a final dividend for 2019.
Our businesses would also be impacted should the disruptions from the COVID-19 Pandemic lead to prolonged changes in consumer behavior or could impact our current construction projects in Macao and Singapore. There are certain limitations on our ability to mitigate the adverse financial impact of these matters, such as the fixed costs at our properties, the access to construction labor due to immigration restrictions or construction materials due to vendor supply chain delays. The COVID-19 Pandemic also makes it more challenging for management to estimate the future performance of our businesses, particularly over the near to medium term. Any of these events may continue to disrupt our ability to staff our business adequately, could continue to generally disrupt our operations or construction projects and if the global response to contain the COVID-19 Pandemic escalates or is unsuccessful, would have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we are required to raise additional capital in the future, our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. If our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt financing would be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. Our current debt service obligations contain a number of restrictive covenants that impose significant operating and financial restrictions on us, and our Macao, Singapore and U.S. credit agreements contain various financial covenants. SCL and MBS have each entered into a waiver and amendment request letter with their lenders to waive certain of their financial requirements through July 1, 2021 and December 31, 2021, respectively. While we currently anticipate we will continue to be in compliance with the financial requirements under our U.S. credit agreements, we cannot assure you that the impact of the COVID-19 Pandemic will not cause us to no longer be able to comply with the financial covenants, nor can we assure you that we would be able to obtain waivers from our lenders.
The COVID-19 Pandemic has had, and will continue to have, an adverse effect on our results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the COVID-19 Pandemic and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
4.1
Indenture, dated as of June 4, 2020, between SCL and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on June 5, 2020).

4.2
Forms of 3.800% Senior Notes due 2026 and 4.375% Senior Notes due 2030 (incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to the Company’s current report on Form 8-K (File No. 001-32373) filed on June 5, 2020).

10.1*
Amendment Letter, dated June 18, 2020, with respect to the facility agreement, originally dated as of June 25, 2012 (as amended, restated, amended and restated, supplemented and otherwise modified) among Marina Bay Sands Pte. Ltd., the lenders party thereto, DBS Bank Ltd., as the agent, and the other parties thereto (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on June 19, 2020).

10.2†	Employment Agreement, dated August 19, 2019, among Las Vegas Sands Corp., Las Vegas Sands, LLC and D. Zachary Hudson.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
____________________
* Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
† Denotes a management contract or compensatory arrangement.
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

LAS VEGAS SANDS CORP.

July 24, 2020	By:	/S/ SHELDON G. ADELSON
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

July 24, 2020	By:	/S/ PATRICK DUMONT
Patrick Dumont Executive Vice President and Chief Financial Officer (Principal Financial Officer)