Form 10-Q
period 2020-09-30
LAS VEGAS SANDS CORP
filed 2020-10-23
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2020
Common Stock ($0.001 par value)	763,828,127 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,381	$4,226
Restricted cash and cash equivalents	17	16
Accounts receivable, net of provision for credit losses of $292 and $282	382	844
Inventories	34	37
Prepaid expenses and other	144	182
Total current assets	2,958	5,305
Property and equipment, net	14,992	14,844
Deferred income taxes, net	327	282
Leasehold interests in land, net	2,210	2,272
Intangible assets, net	28	42
Other assets, net	467	454
Total assets	$20,982	$23,199
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$70	$149
Construction payables	293	334
Other accrued liabilities	1,684	2,396
Income taxes payable	136	275
Current maturities of long-term debt	72	70
Total current liabilities	2,255	3,224
Other long-term liabilities	518	513
Deferred income taxes	184	183
Deferred amounts related to mall sale transactions	345	350
Long-term debt	13,840	12,422
Total liabilities	17,142	16,692
Commitments and contingencies (Note 6)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 shares issued, 764 shares outstanding	1	1
Treasury stock, at cost, 69 shares	(4,481)	(4,481)
Capital in excess of par value	6,605	6,569
Accumulated other comprehensive loss	(38)	(3)
Retained earnings	1,112	3,101
Total Las Vegas Sands Corp. stockholders’ equity	3,199	5,187
Noncontrolling interests	641	1,320
Total equity	3,840	6,507
Total liabilities and equity	$20,982	$23,199
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$340	$2,321	$1,527	$7,343
Rooms	76	439	358	1,318
Food and beverage	54	199	205	655
Mall	83	175	228	501
Convention, retail and other	33	116	148	413
Net revenues	586	3,250	2,466	10,230
Operating expenses:
Casino	313	1,240	1,238	3,988
Rooms	61	109	203	332
Food and beverage	82	162	287	514
Mall	13	19	41	54
Convention, retail and other	34	72	117	227
Provision for credit losses	25	4	60	15
General and administrative	263	364	844	1,109
Corporate	33	59	145	262
Pre-opening	5	9	14	23
Development	3	4	18	13
Depreciation and amortization	292	284	867	874
Amortization of leasehold interests in land	14	14	41	37
Loss on disposal or impairment of assets	58	11	68	18
	1,196	2,351	3,943	7,466
Operating income (loss)	(610)	899	(1,477)	2,764
Other income (expense):
Interest income	3	20	20	57
Interest expense, net of amounts capitalized	(137)	(137)	(386)	(421)
Other income (expense)	(4)	(7)	30	(8)
Gain on sale of Sands Bethlehem	—	—	—	556
Loss on modification or early retirement of debt	—	(24)	—	(24)
Income (loss) before income taxes	(748)	751	(1,813)	2,924
Income tax (expense) benefit	17	(82)	46	(403)
Net income (loss)	(731)	669	(1,767)	2,521
Net (income) loss attributable to noncontrolling interests	166	(136)	381	(452)
Net income (loss) attributable to Las Vegas Sands Corp.	$(565)	$533	$(1,386)	$2,069
Earnings (loss) per share:
Basic	$(0.74)	$0.69	$(1.81)	$2.68
Diluted	$(0.74)	$0.69	$(1.81)	$2.68
Weighted average shares outstanding:
Basic	764	769	764	772
Diluted	764	769	764	772
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions) (Unaudited)
Net income (loss)	$(731)	$669	$(1,767)	$2,521
Currency translation adjustment	36	(58)	(30)	(36)
Total comprehensive income (loss)	(695)	611	(1,797)	2,485
Comprehensive (income) loss attributable to noncontrolling interests	166	(133)	376	(450)
Comprehensive income (loss) attributable to Las Vegas Sands Corp.	$(529)	$478	$(1,421)	$2,035
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at June 30, 2019	$1	$(4,081)	$6,541	$(19)	$3,118	$1,022	$6,582
Net income	—	—	—	—	533	136	669
Currency translation adjustment	—	—	—	(55)	—	(3)	(58)
Exercise of stock options	—	—	5	—	—	—	5
Stock-based compensation	—	—	8	—	—	1	9
Repurchase of common stock	—	(100)	—	—	—	—	(100)
Dividends declared ($0.77 per share) and noncontrolling interest payments (Note 4)	—	—	—	—	(592)	—	(592)
Balance at September 30, 2019	$1	$(4,181)	$6,554	$(74)	$3,059	$1,156	$6,515

Balance at January 1, 2019	$1	$(3,727)	$6,680	$(40)	$2,770	$1,061	$6,745
Net income	—	—	—	—	2,069	452	2,521
Currency translation adjustment	—	—	—	(34)	—	(2)	(36)
Exercise of stock options	—	—	35	—	—	9	44
Stock-based compensation	—	—	24	—	—	3	27
Disposition of interest in majority owned subsidiary	—	—	(185)	—	—	266	81
Repurchase of common stock	—	(454)	—	—	—	—	(454)
Dividends declared ($2.31 per share) and noncontrolling interest payments (Note 4)	—	—	—	—	(1,780)	(633)	(2,413)
Balance at September 30, 2019	$1	$(4,181)	$6,554	$(74)	$3,059	$1,156	$6,515

Balance at June 30, 2020	$1	$(4,481)	$6,597	$(74)	$1,677	$805	$4,525
Net loss	—	—	—	—	(565)	(166)	(731)
Currency translation adjustment	—	—	—	36	—	—	36
Exercise of stock options	—	—	3	—	—	1	4
Stock-based compensation	—	—	4	—	—	1	5
Other	—	—	1	—	—	—	1
Balance at September 30, 2020	$1	$(4,481)	$6,605	$(38)	$1,112	$641	$3,840

Balance at January 1, 2020	$1	$(4,481)	$6,569	$(3)	$3,101	$1,320	$6,507
Net loss	—	—	—	—	(1,386)	(381)	(1,767)
Currency translation adjustment	—	—	—	(35)	—	5	(30)
Exercise of stock options	—	—	20	—	—	2	22
Stock-based compensation	—	—	15	—	—	3	18
Other	—	—	1	—	—	—	1
Dividends declared ($0.79 per share) (Note 4)	—	—	—	—	(603)	(308)	(911)
Balance at September 30, 2020	$1	$(4,481)	$6,605	$(38)	$1,112	$641	$3,840
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019

	(In millions) (Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,767)	$2,521
Adjustments to reconcile net income (loss) to net cash generated from (used in) operating activities:
Depreciation and amortization	867	874
Amortization of leasehold interests in land	41	37
Amortization of deferred financing costs and original issue discount	32	24
Amortization of deferred gain on mall sale transactions	(4)	(4)
Loss on modification or early retirement of debt	—	24
Loss on disposal or impairment of assets	42	11
Gain on sale of Sands Bethlehem	—	(556)
Stock-based compensation expense	17	26
Provision for credit losses	60	15
Foreign exchange (gain) loss	(29)	9
Deferred income taxes	(40)	155
Changes in operating assets and liabilities:
Accounts receivable	394	(56)
Other assets	(21)	(60)
Leasehold interests in land	—	(969)
Accounts payable	(77)	(4)
Other liabilities	(831)	(251)
Net cash generated from (used in) operating activities	(1,316)	1,796
Cash flows from investing activities:
Net proceeds from sale of Sands Bethlehem	—	1,160
Capital expenditures	(1,078)	(756)
Proceeds from disposal of property and equipment	1	1
Acquisition of intangible assets	—	(53)
Net cash generated from (used in) investing activities	(1,077)	352
Cash flows from financing activities:
Proceeds from exercise of stock options	22	44
Repurchase of common stock	—	(454)
Dividends paid and noncontrolling interest payments	(911)	(2,413)
Proceeds from long-term debt (Note 2)	1,945	3,500
Repayments of long-term debt (Note 2)	(451)	(3,518)
Payments of financing costs	(30)	(127)
Net cash generated from (used in) financing activities	575	(2,968)
Effect of exchange rate on cash, cash equivalents and restricted cash	(26)	(9)
Decrease in cash, cash equivalents and restricted cash	(1,844)	(829)
Cash, cash equivalents and restricted cash at beginning of period	4,242	4,661
Cash, cash equivalents and restricted cash at end of period	$2,398	$3,832
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$379	$401
Cash payments for taxes, net of refunds	$125	$220
Change in construction payables	$(41)	$126
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
COVID-19 Pandemic
In early January 2020, an outbreak of a respiratory illness caused by a novel coronavirus was identified and the disease has since spread rapidly across the world causing the World Health Organization to declare the outbreak of a pandemic on March 12, 2020 (the “COVID-19 Pandemic”). As a result, people across the globe were advised to avoid non-essential travel. Steps were also taken by various countries, including those in which we operate, to restrict inbound international travel and implement closures of non-essential operations to contain the spread of the virus.
Macao
Visitation to Macao has decreased substantially, driven by various government policies limiting travel. The China Individual Visit Scheme to Macao (“China IVS”) and group tour schemes were suspended, and a complete ban on entry, or a need to undergo enhanced quarantine requirements depending on the person’s residency and their recent travel history, had been enacted by the government for Macao residents, residents of the People’s Republic of China, Hong Kong residents, foreigner workers residing in Macao and international travelers. The China IVS and group tour scheme recommenced for certain regions beginning on August 12, 2020 and were extended to all of mainland China effective September 23, 2020. All China residents with the appropriate travel documents, a negative COVID-19 test result and a green health-code are exempt from quarantine. Hong Kong and Taiwan residents who have not visited a foreign country in the prior 14 days and tested negative for COVID-19 are allowed to enter Macao subject to a mandatory 14 days of centralized isolation. All other foreign nationals, including those holding a temporary work permit, currently are not permitted to enter Macao.
The Macao government suspended all gaming operations beginning on February 5, 2020. The Company’s Macao casino operations resumed on February 20, 2020, except for operations at Sands Cotai Central, which resumed on February 27, 2020. Additional health safeguards, such as the requirement to present a negative COVID-19 test certificate prior to entering the casino, have been implemented, as well as the ongoing limitation on the number of seats per table game, slot machine spacing, temperature checks and mandatory mask protection. The Company is currently unable to determine when these measures will be modified or cease to be necessary.
Some of the Company’s Macao hotel facilities were also closed during the casino suspension in response to the drop in visitation and, with the exception of the Conrad Macao Cotai Strip at Sands Cotai Central (the “Conrad hotel”) which reopened on June 13, 2020, these hotels were gradually reopened from February 20, 2020. Additionally, from March 28 through April 30, 2020 and from June 7 through August 14, 2020, in support of the Macao government’s initiatives to fight the COVID-19 Pandemic, the Company provided one tower (approximately 2,000 hotel rooms) at the Sheraton Grand Macao Hotel, Cotai Strip at Sands Cotai Central to the Macao government to house individuals who return to Macao for quarantine purposes.
Restaurants across the Company’s Macao properties are progressively reopening as guest visitation increases. The majority of retail outlets in the Company’s various shopping malls are open with reduced operating hours. The timing and manner in which these areas will return to full operation are currently unknown.

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
Our operations in Macao have been significantly impacted by the lack of visitation to Macao. The Macao government announced total visitation from mainland China to Macao decreased 69.2% and 99.3% for the quarters ended March 31 and June 30, 2020, respectively, and decreased by 97.4% and 92.4% in July and August 2020, as compared to the same periods in 2019. The Macao government also announced gross gaming revenue decreased by 82.5% in the nine months ended September 2020, as compared to the same period in 2019.
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
On May 28, 2020, in support of the Singapore government’s initiatives to fight the COVID-19 Pandemic, Marina Bay Sands entered into an agreement with the Singapore government to utilize all three hotel towers to house Singapore residents upon their initial return from other jurisdictions for quarantine. The government’s use of the first tower ceased on June 26, 2020, while usage of the second and third towers continued through July 26, 2020. Beginning on July 17, 2020, the first tower reopened for normal operations, while the second and third towers reopened on August 1, 2020. On September 7, 2020, the Singapore Tourism Board announced that event organizers are allowed to apply for pilot events with limited capacities of up to 250 attendees from October 1, 2020. The date on which nightlife venues may reopen is unknown at this time.
In the months leading up to the closure, visitation to Marina Bay Sands declined. The Singapore Tourism Board announced for the quarters ended March 31 and June 30, 2020, total visitation to Singapore decreased approximately 43.2% and 100%, respectively, as compared to the same periods in 2019. Total visitation decreased by approximately 99.6% and 99.5% in July and August 2020, respectively, as compared to the same periods in 2019.
Las Vegas
On March 17, 2020, the Nevada government suspended all casino and non-essential operations, including all operations at the Las Vegas Operating Properties, beginning on March 18, 2020, due to the COVID-19 Pandemic. On May 28, 2020, the Nevada government announced casinos could reopen on June 4, 2020, under strict guidelines issued by the Gaming Control Board and the State of Nevada. The Company reopened the casino, suites within The Venetian Tower and The Palazzo Tower, and select food and beverage outlets on June 4, 2020, with certain operations subject to reduced capacity. Beginning October 1, 2020, the limit for both public and private events was increased from 50 people to the lesser of 250 people or 50% of the room’s capacity (excluding employees, organizers and performers) provided social distancing measures and various safety and related protocols can be followed. Meetings, incentives, conventions and exhibitions (“MICE”) for more than 250 people, but no more than 1,000 people, may be held subject to certain requirements. Larger venues, defined as having more than a 2,500 fixed-seating capacity, may host a gathering of 10% of their total capacity provided they meet additional requirements.
Visitation to the Company’s Las Vegas Operating Properties declined in the months leading up to the closure. The Las Vegas Convention and Visitors Authority announced for the quarters ended March 31 and June 30, 2020, visitation to Las Vegas decreased 18.3% and 87.8%, respectively, as compared to the same periods in 2019. Total visitation decreased by 61% and 57% in July and August 2020, respectively, as compared to the same periods in 2019. The Las Vegas Convention and Visitors Authority also announced for the quarters ended March 31 and June 30, 2020, gross gaming revenue for the Las Vegas Strip decreased 12.4% and 84.8%, respectively, as compared to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
the same periods in 2019. Total gross gaming revenue decreased by 39.2% in July and August 2020, as compared to the same periods in 2019.
Summary
The disruptions arising from the COVID-19 Pandemic had a significant adverse impact on the Company’s financial condition and operations during the nine months ended September 30, 2020. The duration and intensity of this global health emergency and related disruptions are uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2020 will be material, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 Pandemic will end, when or how quickly the current travel and operational restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business and the willingness of tourism customers to spend on travel and entertainment and business customers to spend on MICE.
While each of the Company’s properties are currently open and operating at reduced levels due to lower visitation and the implementation of required safety measures, the current economic and regulatory environment on a global basis and in each of the Company’s jurisdictions continues to evolve. The Company cannot predict the manner in which governments will react as the global and regional impact of COVID-19 changes over time, which could significantly alter the Company’s current operations.
The Company has a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $2.38 billion and access to $1.50 billion, $2.02 billion and $433 million of available borrowing capacity from the LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Revolving Facility, respectively, and 3.69 billion Singapore dollars (“SGD,” approximately $2.69 billion at exchange rates in effect on September 30, 2020) under the Singapore Delayed Draw Term Facility, exclusively for capital expenditures for the MBS Expansion Project, as of September 30, 2020. The Company also has the option to increase the total borrowing capacity under the 2018 SCL Revolving Facility by an aggregate amount of up to $1.0 billion, for an aggregate total available borrowing capacity of up to $3.0 billion. The Company believes it is able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. The Company has taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow of non-essential items.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 2 — Long-Term Debt
Long-term debt consists of the following:

	September 30, 2020	December 31, 2019

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $12 and $14, respectively)	$1,738	$1,736
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	496	495
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $11 and $12, respectively)	989	988
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $8)	742	742
Macao Related(1):
4.600% Senior Notes due 2023 (net of unamortized original issue discount and deferred financing costs of $9 and $11, respectively, and a positive cumulative fair value adjustment of $11 as of December 31, 2019)	1,791	1,800
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $12 and $13, respectively, and a positive cumulative fair value adjustment of $11 as of December 31, 2019)	1,788	1,798
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $8)	792	—
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $17 and $19, respectively, and a positive cumulative fair value adjustment of $12 as of December 31, 2019)	1,883	1,893
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $10)	690	—
Other	22	17
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $51 and $54, respectively)	2,935	3,023
2012 Singapore Credit Facility — Delayed Draw Term (net of unamortized deferred financing costs of $1)	45	—
Other	1	—
	13,912	12,492
Less — current maturities	(72)	(70)
Total long-term debt	$13,840	$12,422
____________________
(1)Unamortized deferred financing costs of $94 million and $100 million as of September 30, 2020 and December 31, 2019, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in other assets, net, in the accompanying condensed consolidated balance sheets.
LVSC Revolving Facility
On September 23, 2020, LVSC entered into an amendment agreement (the "Amendment") with lenders to the LVSC Revolving Credit Agreement. Pursuant to the Amendment, the LVSC Revolving Credit Agreement was amended to (a) remove the requirement to maintain a maximum consolidated leverage ratio of 4.0x as of the last day of any fiscal quarter of LVSC during the period commencing on October 31, 2020, through and including December 31, 2021 (such period, the “Relevant Period”); (b) include a requirement for LVSC to maintain a minimum liquidity of $350 million as of the last day of each month during the Relevant Period; and (c) include a limitation on LVSC’s

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
ability to declare or pay any dividend or other distribution during the period commencing on the closing date of the amendment, through and including December 31, 2021, unless liquidity is greater than $1.0 billion on a pro forma basis after giving effect to such dividend or distribution. Pursuant to the Amendment, LVSC agreed to pay a customary fee to the lenders that consented.
As of September 30, 2020, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
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
2018 SCL Credit Facility
On March 27, 2020, SCL entered into a waiver and amendment request letter (the “Waiver Letter”) with respect to certain provisions of the 2018 SCL Credit Facility, pursuant to which lenders (a) waived the requirements for SCL to comply with the requirements that SCL ensure the consolidated leverage ratio does not exceed 4.0x and the consolidated interest coverage ratio is not less than 2.5x for any quarterly period ending during the period beginning on, and including, January 1, 2020 and ending on, and including, July 1, 2021 (the “SCL Relevant Period”) (other than with respect to the financial year ended on December 31, 2019); (b) waived any default that may arise as a result of any breach of said requirements during the SCL Relevant Period (other than with respect to the financial year ended on December 31, 2019); and (c) extended the period of time during which SCL may supply the agent with (i) its audited consolidated financial statements for the financial year ended on December 31, 2019, to April 30, 2020; and (ii) its audited consolidated financial statements for the financial year ending on December 31, 2020, to April 30, 2021. Pursuant to the Waiver Letter, SCL agreed to pay a customary fee to the lenders that consented.
On September 11, 2020, SCL entered into a waiver extension and amendment request letter (the “Waiver Extension Letter”) with respect to certain provisions of the 2018 SCL Credit Facility, pursuant to which lenders agreed to (a) extend the SCL Relevant Period such that it ends on, and includes, January 1, 2022 instead of July 1, 2021; and (b) amend and restate the 2018 SCL Credit Facility in the form attached to the Waiver Extension Letter, which contains the following amendments: (1) it provides SCL with the option to increase the total borrowing capacity by an aggregate amount of up to $1.0 billion; and (2) it imposes a restriction on the ability of SCL to declare or make any dividend payment or similar distribution at any time during the period from (and including) July 1, 2020 to (and including) January 1, 2022, if at such time (x) the total borrowing capacity exceeds $2.0 billion by

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
operation of the increase referred to above; and (y) the maximum consolidated leverage ratio is greater than 4.0x, unless, after giving effect to such payment, the sum of (i) the aggregate amount of cash and cash equivalents of SCL on such date; and (ii) the aggregate amount of the undrawn facility under the 2018 SCL Credit Facility and unused commitments under other credit facilities of SCL is greater than $2.0 billion. Pursuant to the Waiver Extension Letter, SCL agreed to pay a customary fee to the lenders that consented.
As of September 30, 2020, SCL had $2.02 billion of available borrowing capacity under the 2018 SCL Revolving Facility comprised of Hong Kong dollar commitments (13.81 billion Hong Kong dollars or “HKD,” approximately $1.78 billion at exchange rates in effect on September 30, 2020) and U.S. dollar commitments ($237 million).
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
The Amendment Letter (a) modifies the financial covenant provisions under the Facility Agreement such that the Borrower will not have to comply with the leverage or interest coverage covenants for the financial quarters ending, and including, September 30, 2020 through, and including, December 31, 2021 (the “Waiver Period”); (b) extends to June 30, 2021, the deadline for delivering the construction costs estimate and the construction schedule, in each case for the MBS Expansion Project; and (c) permits the Borrower to make dividend payments during the Waiver Period of (i) an unlimited amount if the ratio of its debt to consolidated adjusted EBITDA is lower than or equal to 4.25x and (ii) up to SGD 500 million per fiscal year if the ratio of its debt to consolidated adjusted EBITDA is higher than 4.25x, subject to the additional requirements that (a) the aggregate amount of the Borrower’s cash plus Facility B availability is greater than or equal to SGD 800 million immediately following such dividend payment and (b) the Borrower’s interest coverage ratio is higher than 3.0x. Pursuant to the Amendment Letter, MBS agreed to pay a customary fee on June 19, 2020, to the lenders that consented thereto.
As of September 30, 2020, MBS had SGD 592 million (approximately $433 million at exchange rates in effect on September 30, 2020) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee pursuant to a development agreement for SGD 153 million (approximately $112 million at exchange rates in effect on September 30, 2020).
During the three months ended September 30, 2020, MBS borrowed SGD 62 million (approximately $46 million at exchange rates in effect on September 30, 2020) under the Singapore Delayed Draw Term Facility. As of September 30, 2020, SGD 3.69 billion (approximately $2.69 billion at exchange rates in effect on September 30, 2020) remains available to be drawn under the Singapore Delayed Draw Term Facility.
Debt Covenant Compliance
As of September 30, 2020, management believes the Company was in compliance with all debt covenants.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Nine Months Ended September 30,
	2020	2019

	(In millions)
Proceeds from 2026 and 2030 SCL Senior Notes	$1,496	$—
Proceeds from 2018 SCL Credit Facility	403	—
Proceeds from 2012 Singapore Credit Facility - Delayed Draw Term	46	—
Proceeds from LVSC Senior Notes	—	3,500
	$1,945	$3,500

Repayments on 2018 SCL Credit Facility	$(404)	$—
Repayments on 2012 Singapore Credit Facility	(45)	(31)
Repayments on 2013 U.S. Credit Facility	—	(3,484)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(2)	(3)
	$(451)	$(3,518)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of September 30, 2020 and December 31, 2019, was approximately $14.64 billion and $13.21 billion, respectively, compared to its contractual value of $14.03 billion and $12.58 billion, respectively. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).

Note 3 — Accounts Receivable, Net and Customer Contract Related Liabilities
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
Accounts receivable primarily consists of casino receivables. Other than casino receivables, there is no other concentration of credit risk with respect to accounts receivable. The Company believes the concentration of its credit risk in casino receivables is mitigated substantially by its credit evaluation process, credit policies, credit control and collection procedures, and also believes there are no concentrations of credit risk for which a provision has not been established. Although management believes the provision is adequate, it is possible the estimated amount of cash collections with respect to accounts receivable could change.
The Company maintains a provision for expected credit losses on casino, hotel and mall receivables and regularly evaluates the balances. The Company applies standard reserve percentages to aged account balances, which are grouped based on shared credit risk characteristics and days past due. The reserve percentages are based on estimated loss rates supported by historical observed default rates over the expected life of the receivable and are adjusted for forward-looking information. The Company also specifically analyzes the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer's financial condition, collection history and any other known information and adjusts the aforementioned reserve with the results from the individual reserve analysis. The Company also monitors regional and global economic conditions and forecasts,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
which include the impact of the COVID-19 Pandemic, in its evaluation of the adequacy of the recorded reserves. Account balances are written off against the provision when the Company believes it is probable the receivable will not be recovered.
Credit or marker play was 28.2%, 15.2% and 70.8% of table games play at the Company’s Macao properties, Marina Bay Sands and Las Vegas Operating Properties, respectively, during the nine months ended September 30, 2020. The Company’s provision for casino credit losses was 48.8% and 32.3% of gross casino receivables as of September 30, 2020 and December 31, 2019, respectively. The Company’s provision for credit losses from its hotel and other receivables is not material.
Accounts receivable, net, consists of the following:

	September 30, 2020	December 31, 2019

	(In millions)
Casino	$584	$858
Rooms	19	88
Mall	28	93
Other	43	87
	674	1,126
Less - provision for credit losses	(292)	(282)
	$382	$844
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	September 30, 2020	September 30, 2019

	(In millions)
Balance at beginning of year	$282	$324
Current period provision for credit losses	60	15
Write-offs	(49)	(50)
Recoveries of receivables previously written-off	—	1
Exchange rate impact	(1)	(3)
Balance at end of period	$292	$287
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2020	2019	2020	2019	2020	2019

	(In millions)
Balance at January 1	$540	$551	$68	$66	$724	$827
Balance at September 30	311	544	67	67	754	741
Increase (decrease)	$(229)	$(7)	$(1)	$1	$30	$(86)
____________________
(1)Of this amount, $152 million, $154 million, $151 million and $152 million as of September 30, 2020, January 1, 2020, September 30, 2019 and January 1, 2019, respectively, relates to mall deposits that are accounted for based on lease terms usually greater than one year.

Note 4 — Equity and Earnings Per Share
Common Stock
Dividends
On March 26, 2020, the Company paid a dividend of $0.79 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2020, the Company recorded $603 million as a distribution against retained earnings (of which $342 million related to the principal stockholder and his family and the remaining $261 million related to all other stockholders).
In April 2020, the Company suspended the quarterly dividend program due to the impact of the COVID-19 Pandemic.
Repurchase Program
In June 2018, the Company's Board of Directors authorized the repurchase of $2.50 billion of its outstanding common stock, which was to expire in November 2020. In October 2020, the Company's Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions. All share repurchases of the Company's common stock have been recorded as treasury stock.
Noncontrolling Interests
On February 21, 2020, SCL paid a dividend of HKD 0.99 to SCL stockholders (a total of $1.03 billion, of which the Company retained $717 million during the nine months ended September 30, 2020).
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	764	769	764	772
Potential dilution from stock options and restricted stock and stock units	—	—	—	—
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	764	769	764	772
Antidilutive stock options excluded from the calculation of diluted earnings per share	9	3	9	3

Note 5 — Leases
Lessor
Lease revenue consists of the following:

	Three months ended September 30,
	2020		2019
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$132	$1	$129	$5
Overage rents	7	1	19	—
Rent concessions(1)	(78)	—	—	—
Total overage rents and rent concessions	(71)	1	19	—
	$61	$2	$148	$5

	Nine months ended September 30,
	2020		2019
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$395	$6	$387	$12
Overage rents	13	1	38	1
Rent concessions(1)	(248)	(2)	—	—
Total overage rents and rent concessions	(235)	(1)	38	1
	$160	$5	$425	$13
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
On January 19, 2012, AAEC filed another claim (the “Macao Action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim was for 3.0 billion patacas (approximately $376 million at exchange rates in effect on September 30, 2020). The Macao Action alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao Action with the Macao Judicial Court and amended the defense on January 4, 2013.
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
On July 15, 2019, AAEC submitted a request to the Macao Judicial Court to increase the amount of its claim to 96.45 billion patacas (approximately $12.08 billion at exchange rates in effect on September 30, 2020), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022 in due course at the enforcement stage.
On September 2, 2019, the U.S. Defendants moved to revoke the legal aid granted to AAEC, which excuses AAEC from paying its share of court costs. On September 4, 2019, the Macao Judicial Court deferred ruling on the U.S. Defendants’ motion regarding legal aid until the entry of final judgment. The U.S. Defendants appealed that deferral on September 17, 2019. On September 26, 2019, the Macao Judicial Court rejected that appeal on procedural grounds. The U.S. Defendants requested clarification of that order on October 29, 2019. By order dated December 4, 2019, the Macao Judicial Court stated it would reconsider the U.S. Defendants’ motion to revoke legal aid and, as part of that reconsideration, it would reanalyze portions of the record, seek an opinion from the Macao

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Public Prosecutor regarding the propriety of legal aid and consult with the trial court overseeing AAEC’s separate litigation against Galaxy Entertainment Group Ltd., Galaxy Entertainment Group S.A. and Messrs. Weidner and Friedman, individually. The Macao Judicial Court denied the motion to revoke legal aid on January 14, 2020.
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
The Company’s segment information as of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Three Months Ended September 30, 2020
Macao:
The Venetian Macao	$32	$3	$2	$28	$3	$68
Sands Cotai Central	5	2	3	9	3	22
The Parisian Macao	26	4	3	6	1	40
The Plaza Macao and Four Seasons Hotel Macao	10	1	—	13	1	25
Sands Macao	11	—	1	—	—	12
Ferry Operations and Other	—	—	—	—	4	4
	84	10	9	56	12	171
Marina Bay Sands	197	25	22	28	9	281
Las Vegas Operating Properties	59	41	23	—	29	152
Intercompany eliminations(1)	—	—	—	(1)	(17)	(18)
Total net revenues	$340	$76	$54	$83	$33	$586

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Three Months Ended September 30, 2019
Macao:
The Venetian Macao	$689	$58	$17	$65	$22	$851
Sands Cotai Central	359	81	24	19	4	487
The Parisian Macao	312	33	18	13	5	381
The Plaza Macao and Four Seasons Hotel Macao	146	10	7	32	1	196
Sands Macao	159	4	6	—	2	171
Ferry Operations and Other	—	—	—	—	26	26
	1,665	186	72	129	60	2,112
Marina Bay Sands	553	109	61	46	24	793
Las Vegas Operating Properties	103	144	66	—	93	406
Intercompany eliminations(1)	—	—	—	—	(61)	(61)
Total net revenues	$2,321	$439	$199	$175	$116	$3,250

Nine Months Ended September 30, 2020
Macao:
The Venetian Macao	$288	$25	$8	$75	$15	$411
Sands Cotai Central	129	29	12	25	7	202
The Parisian Macao	111	18	9	16	4	158
The Plaza Macao and Four Seasons Hotel Macao	101	6	4	39	1	151
Sands Macao	80	3	3	1	1	88
Ferry Operations and Other	—	—	—	—	22	22
	709	81	36	156	50	1,032
Marina Bay Sands	643	100	65	73	35	916
Las Vegas Operating Properties	175	177	104	—	132	588
Intercompany eliminations(1)	—	—	—	(1)	(69)	(70)
Total net revenues	$1,527	$358	$205	$228	$148	$2,466

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Nine Months Ended September 30, 2019
Macao:
The Venetian Macao	$2,127	$168	$56	$183	$68	$2,602
Sands Cotai Central	1,162	242	74	51	18	1,547
The Parisian Macao	1,042	97	53	40	17	1,249
The Plaza Macao and Four Seasons Hotel Macao	481	30	23	94	3	631
Sands Macao	439	13	20	2	4	478
Ferry Operations and Other	—	—	—	—	86	86
	5,251	550	226	370	196	6,593
Marina Bay Sands	1,565	304	172	131	76	2,248
United States:
Las Vegas Operating Properties	328	457	246	—	312	1,343
Sands Bethlehem(2)	199	7	11	1	9	227
	527	464	257	1	321	1,570
Intercompany eliminations(1)	—	—	—	(1)	(180)	(181)
Total net revenues	$7,343	$1,318	$655	$501	$413	$10,230
____________________
(1)Intercompany eliminations include royalties and other intercompany services.
(2)The Company completed the sale of Sands Bethlehem on May 31, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$1	$1	$3	$3
Ferry Operations and Other	4	7	16	20
	5	8	19	23
Marina Bay Sands	1	1	4	3
Las Vegas Operating Properties(1)	12	52	47	155
Total intersegment revenues	$18	$61	$70	$181
____________________
(1)Primarily consists of royalties from the Company’s international operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$(78)	$342	$(126)	$1,039
Sands Cotai Central	(71)	169	(150)	546
The Parisian Macao	(40)	120	(124)	422
The Plaza Macao and Four Seasons Hotel Macao	(15)	75	(5)	243
Sands Macao	(26)	52	(58)	135
Ferry Operations and Other	(3)	(3)	(15)	(7)
	(233)	755	(478)	2,378
Marina Bay Sands	70	435	239	1,204
United States:
Las Vegas Operating Properties	(40)	93	(74)	367
Sands Bethlehem(1)	—	—	—	52
	(40)	93	(74)	419
Consolidated adjusted property EBITDA(2)	(203)	1,283	(313)	4,001
Other Operating Costs and Expenses
Stock-based compensation(3)	(2)	(3)	(11)	(10)
Corporate	(33)	(59)	(145)	(262)
Pre-opening	(5)	(9)	(14)	(23)
Development	(3)	(4)	(18)	(13)
Depreciation and amortization	(292)	(284)	(867)	(874)
Amortization of leasehold interests in land	(14)	(14)	(41)	(37)
Loss on disposal or impairment of assets	(58)	(11)	(68)	(18)
Operating income (loss)	(610)	899	(1,477)	2,764
Other Non-Operating Costs and Expenses
Interest income	3	20	20	57
Interest expense, net of amounts capitalized	(137)	(137)	(386)	(421)
Other income (expense)	(4)	(7)	30	(8)
Gain on sale of Sands Bethlehem	—	—	—	556
Loss on modification or early retirement of debt	—	(24)	—	(24)
Income tax (expense) benefit	17	(82)	46	(403)
Net income (loss)	$(731)	$669	$(1,767)	$2,521
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
(3)During the three months ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense of $6 million and $8 million, respectively, of which $4 million and $5 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense of $20 million and $26 million, respectively, of which $9 million and $16 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

	Nine Months Ended September 30,
	2020	2019

	(In millions)
Capital Expenditures
Corporate and Other	$4	$57
Macao:
The Venetian Macao	103	75
Sands Cotai Central	591	178
The Parisian Macao	9	21
The Plaza Macao and Four Seasons Hotel Macao	147	125
Sands Macao	6	10
Ferry Operations and Other	1	1
	857	410
Marina Bay Sands	137	134
United States:
Las Vegas Operating Properties	80	153
Sands Bethlehem(1)	—	2
	80	155
Total capital expenditures	$1,078	$756
____________________
(1)The Company completed the sale of Sands Bethlehem on May 31, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	September 30, 2020	December 31, 2019

	(In millions)
Total Assets
Corporate and Other	$876	$1,390
Macao:
The Venetian Macao	2,726	3,243
Sands Cotai Central	4,127	4,504
The Parisian Macao	2,188	2,351
The Plaza Macao and Four Seasons Hotel Macao	1,221	1,239
Sands Macao	262	324
Ferry Operations and Other	141	156
	10,665	11,817
Marina Bay Sands	5,486	5,880
Las Vegas Operating Properties	3,955	4,112
Total assets	$20,982	$23,199

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
COVID-19 Pandemic
In early January 2020, an outbreak of a respiratory illness caused by a novel coronavirus was identified and the disease has since spread rapidly across the world causing the World Health Organization to declare the outbreak of a pandemic on March 12, 2020 (the “COVID-19 Pandemic”). As a result, people across the globe were advised to avoid non-essential travel. Steps were also taken by various countries, including those in which we operate, to restrict inbound international travel and implement closures of non-essential operations to contain the spread of the virus.
Visitation to Macao has decreased substantially, driven by various government policies limiting travel. The China Individual Visit Scheme to Macao (“China IVS”) and group tour schemes were suspended, and a complete ban on entry, or a need to undergo enhanced quarantine requirements depending on the person’s residency and their recent travel history, had been enacted by the government for Macao residents, residents of the People’s Republic of China, Hong Kong residents, foreigner workers residing in Macao and international travelers. The China IVS and group tour scheme recommenced for certain regions beginning on August 12, 2020 and were extended to all of mainland China effective September 23, 2020. All China residents with the appropriate travel documents, a negative COVID-19 test result and a green health-code are exempt from quarantine. Hong Kong and Taiwan residents who have not visited a foreign country in the prior 14 days and tested negative for COVID-19 are allowed to enter Macao subject to a mandatory 14 days of centralized isolation. All other foreign nationals, including those holding a temporary work permit, currently are not permitted to enter Macao.
The Macao government suspended all gaming operations beginning on February 5, 2020. Our Macao casino operations resumed on February 20, 2020, except for operations at Sands Cotai Central, which resumed on February 27, 2020. Additional health safeguards, such as the requirement to present a negative COVID-19 test certificate prior to entering the casino, have been implemented, as well as the ongoing limitation on the number of seats per table game, slot machine spacing, temperature checks and mandatory mask protection. Our management team is currently unable to determine when these measures will be modified or cease to be necessary.
Some of our Macao hotel facilities were also closed during the casino suspension in response to the drop in visitation and, with the exception of the Conrad Macao Cotai Strip at Sands Cotai Central (the “Conrad hotel”), which reopened on June 13, 2020, these hotels were gradually reopened from February 20, 2020, and remain open and operational. Additionally, from March 28 through April 30, 2020 and from June 7 through August 14, 2020, in support of the Macao government’s initiatives to fight the COVID-19 Pandemic, we provided one tower (approximately 2,000 hotel rooms) at the Sheraton Grand Macao Hotel, Cotai Strip at Sands Cotai Central to the Macao government to house individuals who return to Macao for quarantine purposes.
Restaurants across our Macao properties are progressively reopening as guest visitation increases. The majority of retail outlets in the various shopping malls are open with reduced operating hours. The timing and manner in which these areas will return to full operation are currently unknown.
The Hong Kong government temporarily closed the Hong Kong China Ferry Terminal in Kowloon on January 30, 2020, and the Hong Kong Macao Ferry Terminal in Hong Kong on February 4, 2020. In response, we have suspended our Macao ferry operations between Macao and Hong Kong. The timing and manner in which our normal ferry operations will be able to resume are currently unknown.
Our operations in Macao have been significantly impacted by the lack of visitation to Macao. The Macao government announced total visitation from mainland China to Macao decreased 69.2% and 99.3% for the quarters ended March 31 and June 30, 2020, respectively, and decreased by 97.4% and 92.4% in July and August 2020, as compared to the same periods in 2019. The Macao government also announced gross gaming revenue decreased by 82.5% in the nine months ended September 2020, as compared to the same period in 2019.
Beginning on April 7, 2020, the Singapore government suspended all casino and non-essential operations, including all operations at Marina Bay Sands, due to the COVID-19 Pandemic. Our Singapore operations were permitted to reopen beginning on June 19, 2020; however, this only included certain restaurants and the retail mall operations. The casino operations reopened on July 1, 2020; however, entry was initially limited to annual levy holders and certain Sands Rewards Club (“SRC”) members. As of July 9, 2020, the casino opened to all SRC members. All operations are currently subject to limited capacities.
On May 28, 2020, in support of the Singapore government’s initiatives to fight the COVID-19 Pandemic, Marina Bay Sands entered into an agreement with the Singapore government to utilize all three hotel towers to house Singapore residents upon their initial return from other jurisdictions for quarantine. The government’s use of the first tower ceased on June 26, 2020, while usage of the second and third towers continued through July 26, 2020. Beginning on July 17, 2020, the first tower reopened for normal operations, while the second and third towers reopened on August 1, 2020. On September 7, 2020, the Singapore Tourism Board announced that event organizers are allowed to apply for pilot events with limited capacities of up to 250 attendees from October 1, 2020. The date on which nightlife venues may reopen is unknown at this time.
In the months leading up to the closure, visitation to Marina Bay Sands declined. The Singapore Tourism Board announced for the quarters ended March 31 and June 30, 2020, total visitation to Singapore decreased approximately 43.2% and 100%, respectively, as compared to the same periods in 2019. Total visitation decreased by approximately 99.6% and 99.5% in July and August 2020, respectively, as compared to the same periods in 2019.
On March 17, 2020, the Nevada government suspended all casino and non-essential operations, including all operations at the Las Vegas Operating Properties, beginning on March 18, 2020, due to the COVID-19 Pandemic. On May 28, 2020, the Nevada government announced casinos could reopen on June 4, 2020, under strict guidelines issued by the Gaming Control Board and the State of Nevada. We reopened the casino, suites within The Venetian Tower and The Palazzo Tower, and select food and beverage outlets on June 4, 2020, with certain operations subject to reduced capacity. Beginning October 1, 2020, the limit for both public and private events was increased from 50 people to the lesser of 250 people or 50% of the room’s capacity (excluding employees, organizers and performers) provided social distancing measures and various safety and related protocols can be followed. Meetings, incentives, conventions and exhibitions (“MICE”) for more than 250 people, but no more than 1,000 people, may be held subject to certain requirements. Larger venues, defined as having more than a 2,500 fixed-seating capacity, may host a gathering of 10% of their total capacity provided they meet additional requirements.
Visitation to our Las Vegas Operating Properties declined in the months leading up to the closure. The Las Vegas Convention and Visitors Authority announced for the quarters ended March 31 and June 30, 2020, visitation to Las Vegas decreased 18.3% and 87.8%, respectively, as compared to the same periods in 2019. Total visitation decreased by 61% and 57% in July and August 2020, respectively, as compared to the same periods in 2019. The Las Vegas Convention and Visitors Authority also announced for the quarters ended March 31 and June 30, 2020, gross gaming revenue for the Las Vegas Strip decreased 12.4% and 84.8%, respectively, as compared to the same periods in 2019. Total gross gaming revenue decreased by 39.2% in July and August 2020, as compared to the same periods in 2019.
In connection with reopening the Singapore and Las Vegas properties, we are adhering to social distancing requirements, which include reduced seating at table games and a decreased number of active slot machines on the casino floor. Additionally, there is uncertainty around the impact the COVID-19 Pandemic will continue to have on operations in future periods. For example, there have been a number of group cancellations or groups rescheduling their events through the second quarter of 2021 and there may be additional restrictions placed on our other services, such as nightclubs and entertainment venues.
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

While each of our properties are currently open and operating at reduced levels due to lower visitation and the implementation of required safety measures as described above, the current economic and regulatory environment on a global basis and in each of our jurisdictions continues to evolve. We cannot predict the manner in which governments will react as the global and regional impact of COVID-19 changes over time, which could significantly alter our current operations.
We have a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $2.38 billion and access to $1.50 billion, $2.02 billion and $433 million of available borrowing capacity from our LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Revolving Facility, respectively, and 3.69 billion Singapore dollars (“SGD,” approximately $2.69 billion at exchange rates in effect on September 30, 2020) under our Singapore Delayed Draw Term Facility, exclusively for capital expenditures for the MBS Expansion Project, as of September 30, 2020. We also have the option to increase the total borrowing capacity under our 2018 SCL Revolving Facility by an aggregate total amount of up to $1.0 billion, for an aggregate total available borrowing capacity of up to $3.0 billion. We believe we are able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow of non-essential items.
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
There were no newly identified significant accounting estimates during the nine months ended September 30, 2020, nor were there any material changes to the critical accounting policies and estimates discussed in our 2019 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Accounts Receivable, Net and Customer Contract Related Liabilities.”
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.15% to 3.45% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 25.9%, 22.7%, 23.4%, 25.5%, 18.8% and 20.5% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 4.7%, 4.1%, 3.8%, 5.8%, 3.2% and 4.6% at The Venetian Macao, Sands Cotai Central, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 28.2% and 15.2%, respectively, of our table games play was conducted on a credit basis for the nine months ended September 30, 2020.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued (credit instruments) deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Based upon our mix of table games, our table games are expected to produce a win percentage of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Our slot machines have produced a trailing 12-month hold percentage of 8.0%. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 70.8% of our table games play at our Las Vegas Operating Properties, for the nine months ended September 30, 2020, was conducted on a credit basis.
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
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Summary Financial Results
Our financial results were adversely impacted by decreased visitation at our properties due to the COVID-19 Pandemic, as well as properties temporarily operating at a reduced capacity due to social distancing measures. See “COVID-19 Pandemic” for further information. Net revenues for the three months ended September 30, 2020, decreased 82.0% to $586 million, compared to $3.25 billion for the three months ended September 30, 2019. Operating loss was $610 million compared to operating income of $899 million for the three months ended September 30, 2019. Net loss was $731 million for the three months ended September 30, 2020, compared to net income of $669 million for the three months ended September 30, 2019.
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended September 30,
	2020	2019	Percent Change

	(Dollars in millions)
Casino	$340	$2,321	(85.4)%
Rooms	76	439	(82.7)%
Food and beverage	54	199	(72.9)%
Mall	83	175	(52.6)%
Convention, retail and other	33	116	(71.6)%
Total net revenues	$586	$3,250	(82.0)%
Consolidated net revenues were $586 million for the three months ended September 30, 2020, a decrease of $2.66 billion compared to $3.25 billion for the three months ended September 30, 2019. The decrease was across our jurisdictions and properties with decreases of $1.94 billion, $512 million and $214 million at our Macao operations, Marina Bay Sands and our Las Vegas Operating Properties, respectively. These decreases were driven by the COVID-19 Pandemic described above and the related reduction in visitation due to travel restrictions and our properties operating at a reduced capacity due to social distancing measures.

Net casino revenues decreased $1.98 billion compared to the three months ended September 30, 2019. The change was driven by a $1.58 billion decrease at our Macao operations, due to decreases in Non-Rolling Chip drop and Rolling Chip volume. Marina Bay Sands decreased $356 million due to decreases in Rolling Chip volume and Non-Rolling Chip drop. Our Las Vegas Operating Properties decreased $44 million due to decreases in table games win percentage and drop and slot handle. These decreases were driven by lower visitation across our properties due the impact of the COVID-19 Pandemic described above. The following table summarizes the results of our casino activity:

	Three Months Ended September 30,
	2020	2019	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$32	$689	(95.4)%
Non-Rolling Chip drop	$118	$2,340	(95.0)%
Non-Rolling Chip win percentage	22.5%	26.1%	(3.6)	pts
Rolling Chip volume	$188	$5,894	(96.8)%
Rolling Chip win percentage	3.93%	2.70%	1.23	pts
Slot handle	$101	$996	(89.9)%
Slot hold percentage	4.6%	4.8%	(0.2)	pts
Sands Cotai Central
Total net casino revenues	$5	$359	(98.6)%
Non-Rolling Chip drop	$29	$1,609	(98.2)%
Non-Rolling Chip win percentage	19.5%	22.3%	(2.8)	pts
Rolling Chip volume	$—	$1,107	(100.0)%
Rolling Chip win percentage	—%	2.36%	(2.36)	pts
Slot handle	$36	$1,015	(96.5)%
Slot hold percentage	2.9%	4.4%	(1.5)	pts
The Parisian Macao
Total net casino revenues	$26	$312	(91.7)%
Non-Rolling Chip drop	$44	$1,122	(96.1)%
Non-Rolling Chip win percentage	19.3%	23.0%	(3.7)	pts
Rolling Chip volume	$335	$3,877	(91.4)%
Rolling Chip win percentage	6.13%	2.60%	3.53	pts
Slot handle	$44	$1,010	(95.6)%
Slot hold percentage	5.9%	4.0%	1.9	pts
The Plaza Macao and Four Seasons Hotel Macao
Total net casino revenues	$10	$146	(93.2)%
Non-Rolling Chip drop	$41	$353	(88.4)%
Non-Rolling Chip win percentage	14.6%	23.4%	(8.8)	pts
Rolling Chip volume	$397	$2,612	(84.8)%
Rolling Chip win percentage	2.84%	4.21%	(1.37)	pts
Slot handle	$—	$113	(100.0)%
Slot hold percentage	—%	5.6%	(5.6)	pts
Sands Macao
Total net casino revenues	$11	$159	(93.1)%
Non-Rolling Chip drop	$46	$660	(93.0)%
Non-Rolling Chip win percentage	17.9%	19.3%	(1.4)	pts
Rolling Chip volume	$129	$1,094	(88.2)%
Rolling Chip win percentage	2.67%	3.89%	(1.22)	pts
Slot handle	$67	$658	(89.8)%
Slot hold percentage	3.1%	3.2%	(0.1)	pts

	Three Months Ended September 30,
	2020	2019	Change

	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$197	$553	(64.4)%
Non-Rolling Chip drop	$421	$1,420	(70.4)%
Non-Rolling Chip win percentage	17.8%	18.0%	(0.2)	pts
Rolling Chip volume	$1,477	$7,265	(79.7)%
Rolling Chip win percentage	4.23%	3.98%	0.25	pts
Slot handle	$2,636	$3,490	(24.5)%
Slot hold percentage	4.5%	4.4%	0.1	pts
U.S. Operations:
Las Vegas Operating Properties
Total net casino revenues	$59	$103	(42.7)%
Table games drop	$425	$473	(10.1)%
Table games win percentage	8.0%	16.9%	(8.9)	pts
Slot handle	$588	$739	(20.4)%
Slot hold percentage	8.4%	8.2%	0.2	pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues decreased $363 million compared to the three months ended September 30, 2019. The decrease was primarily a result of reduced visitation across our properties as demonstrated by the reduced occupancy rates in the table below. The Venezia Tower of our Las Vegas Operating Properties remained closed for the quarter and Marina Bay Sands reopened the first tower on July 17, 2020 and the second and third towers on August 1, 2020. Additionally, certain rooms within Sands Cotai Central were utilized for quarantine purposes and certain rooms across our Macao properties for lodging provided to team members due to travel restrictions, driven by the COVID-19 Pandemic described above. The following table summarizes the results of our room activity:

	Three Months Ended September 30,
	2020	2019	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$3	$58	(94.8)%
Occupancy rate	7.6%	95.7%	(88.1)	pts
Average daily room rate (ADR)	$198	$233	(15.0)%
Revenue per available room (RevPAR)	$15	$223	(93.3)%
Sands Cotai Central
Total room revenues	$2	$81	(97.5)%
Occupancy rate	4.0%	96.9%	(92.9)	pts
Average daily room rate (ADR)	$129	$163	(20.9)%
Revenue per available room (RevPAR)	$5	$158	(96.8)%
The Parisian Macao
Total room revenues	$4	$33	(87.9)%
Occupancy rate	12.7%	96.9%	(84.2)	pts
Average daily room rate (ADR)	$131	$163	(19.6)%
Revenue per available room (RevPAR)	$17	$158	(89.2)%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$1	$10	(90.0)%
Occupancy rate	8.7%	92.6%	(83.9)	pts
Average daily room rate (ADR)	$260	$327	(20.5)%
Revenue per available room (RevPAR)	$23	$303	(92.4)%
Sands Macao
Total room revenues	$—	$4	(100.0)%
Occupancy rate	14.5%	99.8%	(85.3)	pts
Average daily room rate (ADR)	$159	$174	(8.6)%
Revenue per available room (RevPAR)	$23	$173	(86.7)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$25	$109	(77.1)%
Occupancy rate	55.5%	97.7%	(42.2)	pts
Average daily room rate (ADR)	$257	$475	(45.9)%
Revenue per available room (RevPAR)	$143	$465	(69.2)%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$41	$144	(71.5)%
Occupancy rate	43.7%	94.6%	(50.9)	pts
Average daily room rate (ADR)	$174	$237	(26.6)%
Revenue per available room (RevPAR)	$76	$224	(66.1)%

Food and beverage revenues decreased $145 million compared to the three months ended September 30, 2019. The decrease was primarily due to decreases of $63 million, $43 million and $39 million at our Macao properties, our Las Vegas Operating Properties, and Marina Bay Sands, respectively, as a result of the COVID-19 Pandemic described above.
Mall revenues decreased $92 million compared to the three months ended September 30, 2019. The decrease was primarily due to $78 million in rent concessions granted to our mall tenants in Macao and Singapore, as well as a $12 million decrease in turnover rents resulting from lower traffic in our malls resulting from the COVID-19 Pandemic.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended September 30,
	2020	2019	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$27	$65	(58.5)%
Mall gross leasable area (in square feet)	812,934	812,953	—%
Occupancy	84.9%	91.4%	(6.5)	pts
Base rent per square foot	$302	$275	9.8%
Tenant sales per square foot(1)	$935	$1,708	(45.3)%
Shoppes at Cotai Central(2)
Total mall revenues	$9	$19	(52.6)%
Mall gross leasable area (in square feet)	525,497	524,365	0.2%
Occupancy	85.6%	91.3%	(5.7)	pts
Base rent per square foot	$100	$105	(4.8)%
Tenant sales per square foot(1)	$476	$966	(50.7)%
Shoppes at Parisian
Total mall revenues	$6	$13	(53.8)%
Mall gross leasable area (in square feet)	295,963	295,915	—%
Occupancy	82.5%	89.6%	(7.1)	pts
Base rent per square foot	$152	$150	1.3%
Tenant sales per square foot(1)	$407	$688	(40.8)%
Shoppes at Four Seasons
Total mall revenues	$13	$32	(59.4)%
Mall gross leasable area (in square feet)	242,425	241,363	0.4%
Occupancy	94.3%	92.8%	1.5	pts
Base rent per square foot	$544	$484	12.4%
Tenant sales per square foot(1)	$2,830	$5,078	(44.3)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$28	$46	(39.1)%
Mall gross leasable area (in square feet)	620,213	593,735	4.5%
Occupancy	95.0%	96.7%	(1.7)	pts
Base rent per square foot	$257	$264	(2.7)%
Tenant sales per square foot(1)	$1,225	$2,028	(39.6)%
__________________________
Note:    This table excludes the results of our mall operations at Sands Macao.
(1)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.

(2)    The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central’s renovation, rebranding and expansion to The Londoner Macao.
Convention, retail and other revenues decreased $83 million compared to the three months ended September 30, 2019, driven by decreases of $25 million, $24 million and $15 million at our Macao properties, Las Vegas Operating Properties and Marina Bay Sands, respectively, as a result of the cancellation of MICE events and decreased visitation across our properties due to the COVID-19 Pandemic described above. Additionally, our ferry operations decreased $19 million, due to the temporary closure of the Hong Kong China Ferry Terminal in late January 2020 and the Hong Kong Macao Ferry Terminal in early February 2020 in response to the COVID-19 Pandemic.
Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended September 30,
	2020	2019	Percent Change

	(Dollars in millions)
Casino	$313	$1,240	(74.8)%
Rooms	61	109	(44.0)%
Food and beverage	82	162	(49.4)%
Mall	13	19	(31.6)%
Convention, retail and other	34	72	(52.8)%
Provision for credit losses	25	4	525.0%
General and administrative	263	364	(27.7)%
Corporate	33	59	(44.1)%
Pre-opening	5	9	(44.4)%
Development	3	4	(25.0)%
Depreciation and amortization	292	284	2.8%
Amortization of leasehold interests in land	14	14	—%
Loss on disposal or impairment of assets	58	11	427.3%
Total operating expenses	$1,196	$2,351	(49.1)%
Operating expenses were $1.20 billion for the three months ended September 30, 2020, a decrease of $1.16 billion compared to $2.35 billion for the three months ended September 30, 2019, primarily driven by a decrease in casino expenses of $927 million. Additionally, general and administrative expenses decreased $101 million and food and beverage expenses decreased $80 million. The decreases were mainly driven by the COVID-19 Pandemic described above. Although management has implemented certain cost reduction programs, operating margins in each business segment were negatively impacted due to employee and other costs incurred during this period of decreased visitation and property closures. We have maintained our staffing levels across our jurisdictions through significantly reduced visitation. The level of payroll costs during the period were reduced by $16 million in connection with the Job Support Scheme in Singapore and the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in the U.S. We have also implemented payroll cost saving initiatives across each of our properties, including utilization of paid time off and voluntary unpaid leave.
Casino expenses decreased $927 million compared to the three months ended September 30, 2019. The decrease was primarily attributable to an $822 million decrease in gaming taxes resulting from decreased casino revenues, as previously described.
Room expenses decreased $48 million compared to the three months ended September 30, 2019. The decrease was driven by decreases of $28 million, $12 million and $8 million at our Macao properties, Las Vegas Operating Properties and Marina Bay Sands, respectively. These decreases are consistent with the reduction in room revenue.
Food and beverage expenses decreased $80 million compared to the three months ended September 30, 2019, due to decreases of $36 million, $23 million and $21 million at our Macao properties, Marina Bay Sands and our Las Vegas Operating Properties, respectively. These decreases are consistent with the reduction in food and beverage revenues.

Convention, retail and other expenses decreased $38 million compared to the three months ended September 30, 2019, primarily driven by a $19 million decrease in ferry expenses resulting from the closure of the ferry terminals in response to the COVID-19 Pandemic. Additionally, our Macao properties decreased $13 million, which is consistent with the decrease in convention, retail and other revenue discussed above.
Provision for credit losses increased $21 million compared to the three months ended September 30, 2019, primarily due to the aging of receivables for premium players at our Macao properties, as travel restrictions have limited the ability for patrons to redeem markers. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses decreased $101 million compared to the three months ended September 30, 2019. The decrease was due to decreases of $48 million, $27 million and $25 million at our Macao properties, our Las Vegas Operating Properties and Marina Bay Sands, respectively, primarily driven by decreases in marketing, payroll and property operations costs.
Corporate expenses decreased $26 million compared to the three months ended September 30, 2019. The decrease was due to lower payroll expense of $12 million in the three months ended September 30, 2020 driven by lower bonus costs due to the impact of the COVID-19 Pandemic, as well as $11 million in legal costs incurred during the three months ended September 30, 2019.
Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred.
Development expenses include the costs associated with our evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Loss on disposal or impairment of assets increased $47 million compared to the three months ended September 30, 2019, primarily due to asset disposals and demolition costs related to The Londoner Macao.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Segment Information” for a reconciliation of consolidated adjusted property EBITDA to net income/loss):

	Three Months Ended September 30,
	2020	2019	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$(78)	$342	(122.8)%
Sands Cotai Central	(71)	169	(142.0)%
The Parisian Macao	(40)	120	(133.3)%
The Plaza Macao and Four Seasons Hotel Macao	(15)	75	(120.0)%
Sands Macao	(26)	52	(150.0)%
Ferry Operations and Other	(3)	(3)	—
	(233)	755	(130.9)%
Marina Bay Sands	70	435	(83.9)%
Las Vegas Operating Properties	(40)	93	(143.0)%
Consolidated adjusted property EBITDA (1)	$(203)	$1,283	(115.8)%
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
Adjusted property EBITDA at our Macao operations decreased $988 million compared with the three months ended September 30, 2019, primarily due to decreased casino revenues, driven by decreased visitation at our properties due to the COVID-19 Pandemic.
Adjusted property EBITDA at Marina Bay Sands decreased $365 million compared to the three months ended September 30, 2019, primarily due to decreased casino revenues, driven by decreased visitation at our property due to the COVID-19 Pandemic.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $133 million compared to the three months ended September 30, 2019, primarily due to no MICE events during the current quarter and decreased room and casino revenue, driven by decreased visitation to our properties and State of Nevada mandated limits on public gatherings due to the COVID-19 Pandemic.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended September 30,
	2020	2019

	(Dollars in millions)
Interest cost	$139	$135
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	3	4
Less — capitalized interest	(5)	(2)
Interest expense, net	$137	$137
Weighted average total debt balance	$14,004	$12,052
Weighted average interest rate	4.0%	4.5%
Interest cost increased $4 million compared to the three months ended September 30, 2019, resulting from an increase in our weighted average total debt balance, due to the issuance of the 2026 and 2030 SCL Senior Notes issued on June 4, 2020 and the LVSC Senior Note issued on November 25, 2019. This increase was partially offset by a decrease in our weighted average interest rate primarily due to the benefit of $13 million in the current quarter compared to the benefit of $7 million in the same quarter of the previous year due to the interest rate swap agreements on $5.50 billion of our SCL Senior Notes issued in August 2018.
Other Factors Affecting Earnings
Other expense was $4 million for the three months ended September 30, 2020, compared to $7 million for the three months ended September 30, 2019. The decrease was primarily due to an $18 million decrease in foreign transaction losses driven by the impact of foreign currency exchange rate decrease of 261 basis points on U.S. dollar denominated debt held by SCL. This was partially offset by a $12 million decrease in foreign currency transaction gains driven by the impact of the foreign currency exchange rate decrease of 530 basis points on Singapore dollar denominated intercompany debt reported in U.S. dollars.
Our income tax benefit was $17 million on a loss before income taxes of $748 million for the three months ended September 30, 2020. This compares to a 10.9% effective income tax rate for the three months ended September 30, 2019. The income tax benefit for the three months ended September 30, 2020, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao. Our Singapore and U.S. operations recorded tax benefits associated with the pre-tax book losses incurred during the three months ended September 30, 2020. Our U.S. tax benefit was partially offset by a valuation allowance recorded on certain U.S. foreign tax credits, which we no longer expect to utilize due to lower royalty income resulting from a decrease in revenues from Macao and Singapore compared to prior estimates. Our Macao non-gaming operations had a non-cash discrete income tax expense of $14 million due to the reversal of certain deferred tax assets related to fixed assets, which were primarily disposed of as part of The Londoner Macao project.
The net loss attributable to our noncontrolling interests was $166 million for the three months ended September 30, 2020, compared to a net income attributable to our noncontrolling interests of $136 million for the three months ended September 30, 2019. These amounts are related to the noncontrolling interest of SCL.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Summary Financial Results
Our financial results were adversely impacted by decreased visitation at each of our operating properties due to the COVID-19 Pandemic. See “COVID-19 Pandemic” for further information. Net revenues for the nine months ended September 30, 2020, was $2.47 billion, compared to $10.23 billion for the nine months ended September 30, 2019. Operating loss was $1.48 billion compared to operating income of $2.76 billion for the nine months ended September 30, 2019. Net loss was $1.77 billion for the nine months ended September 30, 2020, compared to net income of $2.52 billion for the nine months ended September 30, 2019.
Operating Revenues
Our net revenues consisted of the following:

	Nine Months Ended September 30,
	2020	2019	Percent Change

	(Dollars in millions)
Casino	$1,527	$7,343	(79.2)%
Rooms	358	1,318	(72.8)%
Food and beverage	205	655	(68.7)%
Mall	228	501	(54.5)%
Convention, retail and other	148	413	(64.2)%
Total net revenues	$2,466	$10,230	(75.9)%
Consolidated net revenues were $2.47 billion for the nine months ended September 30, 2020, a decrease of $7.76 billion compared to $10.23 billion for the nine months ended September 30, 2019, due to decreases of $5.56 billion, $1.33 billion and $647 million at our Macao operations, Marina Bay Sands and our Las Vegas Operating Properties, respectively. The decreases were driven by decreased visitation and temporary property closures as a result of the COVID-19 Pandemic, as described above. Additionally, there was a $227 million decrease due to the sale of Sands Bethlehem on May 31, 2019.

Net casino revenues decreased $5.82 billion compared to the nine months ended September 30, 2019, driven by temporary property closures and decreased visitation once our properties reopened as a result of the COVID-19 Pandemic described above. In addition, casinos at each of our properties continue to operate at a reduced capacity due to social distancing measures. Revenues at our Macao operations and Marina Bay Sands decreased $4.54 billion and $922 million, respectively, driven by decreases in Non-Rolling Chip drop and Rolling Chip volume, while our Las Vegas Operating Properties decreased $153 million due to decreases in table games drop and win percentage and slot handle. Additionally, there was a decrease of $199 million attributable to the sale of Sands Bethlehem on May 31, 2019. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2020	2019	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$288	$2,127	(86.5)%
Non-Rolling Chip drop	$951	$6,951	(86.3)%
Non-Rolling Chip win percentage	26.4%	26.4%	—	pts
Rolling Chip volume	$2,566	$19,839	(87.1)%
Rolling Chip win percentage	3.03%	3.04%	(0.01)	pts
Slot handle	$597	$2,908	(79.5)%
Slot hold percentage	4.3%	4.7%	(0.4)	pts
Sands Cotai Central
Total net casino revenues	$129	$1,162	(88.9)%
Non-Rolling Chip drop	$590	$4,935	(88.0)%
Non-Rolling Chip win percentage	21.7%	22.6%	(0.9)	pts
Rolling Chip volume	$167	$4,323	(96.1)%
Rolling Chip win percentage	5.85%	3.46%	2.39	pts
Slot handle	$413	$3,092	(86.6)%
Slot hold percentage	4.2%	4.3%	(0.1)	pts
The Parisian Macao
Total net casino revenues	$111	$1,042	(89.3)%
Non-Rolling Chip drop	$440	$3,398	(87.1)%
Non-Rolling Chip win percentage	23.3%	23.0%	0.3	pts
Rolling Chip volume	$2,607	$11,940	(78.2)%
Rolling Chip win percentage	1.65%	3.54%	(1.89)	pts
Slot handle	$495	$3,151	(84.3)%
Slot hold percentage	3.7%	3.7%	—	pts

	Nine Months Ended September 30,
	2020	2019	Change

	(Dollars in millions)
The Plaza Macao and Four Seasons Hotel Macao
Total net casino revenues	$101	$481	(79.0)%
Non-Rolling Chip drop	$270	$1,040	(74.0)%
Non-Rolling Chip win percentage	25.9%	24.0%	1.9	pts
Rolling Chip volume	$2,586	$10,338	(75.0)%
Rolling Chip win percentage	2.75%	3.84%	(1.09)	pts
Slot handle	$37	$393	(90.6)%
Slot hold percentage	4.7%	6.0%	(1.3)	pts
Sands Macao
Total net casino revenues	$80	$439	(81.8)%
Non-Rolling Chip drop	$324	$2,022	(84.0)%
Non-Rolling Chip win percentage	18.9%	18.1%	0.8	pts
Rolling Chip volume	$855	$3,556	(76.0)%
Rolling Chip win percentage	3.19%	2.50%	0.69	pts
Slot handle	$420	$1,964	(78.6)%
Slot hold percentage	3.1%	3.3%	(0.2)	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$643	$1,565	(58.9)%
Non-Rolling Chip drop	$1,524	$3,964	(61.6)%
Non-Rolling Chip win percentage	19.3%	20.3%	(1.0)	pts
Rolling Chip volume	$8,239	$21,588	(61.8)%
Rolling Chip win percentage	3.63%	3.20%	0.43	pts
Slot handle	$5,600	$10,724	(47.8)%
Slot hold percentage	4.4%	4.5%	(0.1)	pts
U.S. Operations:
Las Vegas Operating Properties
Total net casino revenues	$175	$328	(46.6)%
Table games drop	$969	$1,405	(31.0)%
Table games win percentage	13.9%	19.0%	(5.1)	pts
Slot handle	$1,382	$2,119	(34.8)%
Slot hold percentage	7.9%	8.3%	(0.4)	pts
____________________
Note:    We completed the sale of Sands Bethlehem on May 31, 2019.

Room revenues decreased $960 million compared to the nine months ended September 30, 2019. The decrease was primarily a result of temporary property closures and decreased visitation at each of our properties, due to the COVID-19 Pandemic. Additionally, certain rooms within Sands Cotai Central and Marina Bay Sands were utilized for quarantine purposes and certain rooms across our Macao properties for lodging were used by team members due to travel restrictions. The following table summarizes the results of our room activity:

	Nine Months Ended September 30,
	2020	2019	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$25	$168	(85.1)%
Occupancy rate	17.7%	95.5%	(77.8)	pts
Average daily room rate (ADR)	$232	$228	1.8%
Revenue per available room (RevPAR)	$41	$217	(81.1)%
Sands Cotai Central
Total room revenues	$29	$242	(88.0)%
Occupancy rate	16.7%	96.4%	(79.7)	pts
Average daily room rate (ADR)	$171	$158	8.2%
Revenue per available room (RevPAR)	$29	$153	(81.0)%
The Parisian Macao
Total room revenues	$18	$97	(81.4)%
Occupancy rate	18.5%	97.1%	(78.6)	pts
Average daily room rate (ADR)	$158	$159	(0.6)%
Revenue per available room (RevPAR)	$29	$155	(81.3)%
The Plaza Macao and Four Seasons Hotel Macao
Total room revenues	$6	$30	(80.0)%
Occupancy rate	19.9%	90.7%	(70.8)	pts
Average daily room rate (ADR)	$321	$332	(3.3)%
Revenue per available room (RevPAR)	$64	$301	(78.7)%
Sands Macao
Total room revenues	$3	$13	(76.9)%
Occupancy rate	28.2%	99.7%	(71.5)	pts
Average daily room rate (ADR)	$173	$174	(0.6)%
Revenue per available room (RevPAR)	$49	$173	(71.7)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$100	$304	(67.1)%
Occupancy rate	69.1%	97.7%	(28.6)	pts
Average daily room rate (ADR)	$361	$450	(19.8)%
Revenue per available room (RevPAR)	$250	$440	(43.2)%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$177	$457	(61.3)%
Occupancy rate	61.2%	95.6%	(34.4)	pts
Average daily room rate (ADR)	$230	$250	(8.0)%
Revenue per available room (RevPAR)	$141	$239	(41.0)%
____________________
Note:    We completed the sale of Sands Bethlehem on May 31, 2019.
Food and beverage revenues decreased $450 million compared to the nine months ended September 30, 2019. The decrease was mainly due to decreases of $190 million, $142 million and $107 million at our Macao properties, our Las Vegas Operating Properties and Marina Bay Sands, respectively, as a result of the COVID-19 Pandemic described above.
Mall revenues decreased $273 million compared to the nine months ended September 30, 2019. The decrease was primarily due to $248 million in rent concessions granted to our mall tenants in Macao and Singapore and a decrease of $25 million in turnover rents resulting from lower traffic in our malls resulting from the COVID-19 Pandemic.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Nine Months Ended September 30,(1)
	2020	2019	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$74	$183	(59.6)%
Mall gross leasable area (in square feet)	812,934	812,953	—%
Occupancy	84.9%	91.4%	(6.5)	pts
Base rent per square foot	$302	$275	9.8%
Tenant sales per square foot(2)	$935	$1,708	(45.3)%
Shoppes at Cotai Central(3)
Total mall revenues	$25	$51	(51.0)%
Mall gross leasable area (in square feet)	525,497	524,365	0.2%
Occupancy	85.6%	91.3%	(5.7)	pts
Base rent per square foot	$100	$105	(4.8)%
Tenant sales per square foot(2)	$476	$966	(50.7)%
Shoppes at Parisian
Total mall revenues	$16	$39	(59.0)%
Mall gross leasable area (in square feet)	295,963	295,915	—%
Occupancy	82.5%	89.6%	(7.1)	pts
Base rent per square foot	$152	$150	1.3%
Tenant sales per square foot(2)	$407	688	(40.8)%
Shoppes at Four Seasons
Total mall revenues	$39	$94	(58.5)%
Mall gross leasable area (in square feet)	242,425	241,363	0.4%
Occupancy	94.3%	92.8%	1.5	pts
Base rent per square foot	$544	$484	12.4%
Tenant sales per square foot(2)	$2,830	$5,078	(44.3)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$73	$131	(44.3)%
Mall gross leasable area (in square feet)	620,213	593,735	4.5%
Occupancy	95.0%	96.7%	(1.7)	pts
Base rent per square foot	$257	$264	(2.7)%
Tenant sales per square foot(2)	$1,225	$2,028	(39.6)%
__________________________
Note: This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem, the sale of which was completed on May 31, 2019.
(1)    As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of September 30, 2020 and 2019, they are identical to the summary presented herein for the three months ended September 30, 2020 and 2019, respectively.

(2)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
(3)    The Shoppes at Cotai Central will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of Sands Cotai Central’s renovation, rebranding and expansion to The Londoner Macao.
Convention, retail and other revenues decreased $265 million compared to the nine months ended September 30, 2019 driven by decreases of $82 million, $72 million, and $42 million at our Macao properties, Las Vegas Operating Properties and Marina Bay Sands, respectively, as a result of the cancellation of MICE events and decreased visitation across our properties due to the COVID-19 Pandemic described above. Additionally, there was a $60 million decrease related to our ferry operations, due to the temporary closure of the Hong Kong China Ferry Terminal in late January 2020 and the Hong Kong Macao Ferry Terminal in early February 2020 in response to the COVID-19 Pandemic.
Operating Expenses
Our operating expenses consisted of the following:

	Nine Months Ended September 30,
	2020	2019	Percent Change

	(Dollars in millions)
Casino	$1,238	$3,988	(69.0)%
Rooms	203	332	(38.9)%
Food and beverage	287	514	(44.2)%
Mall	41	54	(24.1)%
Convention, retail and other	117	227	(48.5)%
Provision for credit losses	60	15	300.0%
General and administrative	844	1,109	(23.9)%
Corporate	145	262	(44.7)%
Pre-opening	14	23	(39.1)%
Development	18	13	38.5%
Depreciation and amortization	867	874	(0.8)%
Amortization of leasehold interests in land	41	37	10.8%
Loss on disposal or impairment of assets	68	18	277.8%
Total operating expenses	$3,943	$7,466	(47.2)%
Operating expenses were $3.94 billion for the nine months ended September 30, 2020, a decrease of $3.52 billion compared to $7.47 billion for the nine months ended September 30, 2019. The decrease was primarily driven by a $2.75 billion decrease in casino expenses. Additionally, general and administrative expenses decreased $265 million and food and beverage expenses decreased $227 million driven by the COVID-19 Pandemic, described above. Although management has implemented certain cost reduction programs, operating margins in each business segment were negatively impacted due to employee and other costs incurred during this period of decreased visitation and property closures. We have maintained our staffing levels across our jurisdictions through the government mandated closures amid significantly reduced visitation. The level of payroll costs during the period were reduced by $92 million in connection with the Job Support Scheme in Singapore and the Employee Retention Credit under the CARES Act in the U.S. We have also implemented payroll cost saving initiatives across each of our properties, including utilization of paid time off and voluntary unpaid leave.
Casino expenses decreased $2.75 billion compared to the nine months ended September 30, 2019. The decrease was primarily attributable to a decrease of $2.37 billion in gaming taxes due to decreased casino revenues, as previously described. Additionally, the sale of Sands Bethlehem in May 2019 resulted in a $127 million decrease.
Room expenses decreased $129 million compared to the nine months ended September 30, 2019. The decrease was driven by decreases of $67 million, $41 million and $19 million at our Macao properties, our Las Vegas Operating Properties and Marina Bay Sands, respectively. These decreases are consistent with the reduction in room revenue.

Food and beverage expenses decreased $227 million compared to the nine months ended September 30, 2019, due to decreases of $102 million, $59 million and $57 million at our Macao properties, Marina Bay Sands and our Las Vegas Operating Properties, respectively. These decreases are consistent with the reduction in food and beverage revenues.
Convention, retail and other expenses decreased $110 million compared to the nine months ended September 30, 2019 driven by a decrease of $53 million related to the closure of the ferry terminals previously described. Additionally, our Macao properties, Las Vegas Operating Properties and Marina Bay Sands decreased $27 million, $17 million and $11 million, respectively, as a result of the COVID-19 Pandemic described above.
The provision for credit losses was $60 million for the nine months ended September 30, 2020, compared to $15 million for the nine months ended September 30, 2019. The increase was driven by the aging of receivables for premium players at our Macao properties during 2020, as travel restrictions have limited the ability for patrons to redeem markers. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses decreased $265 million compared to the nine months ended September 30, 2019 due to decreases of $116 million, $62 million and $54 million at our Macao properties, Marina Bay Sands and our Las Vegas Operating Properties, respectively. The decreases were primarily driven by decreases in marketing, payroll and property operations costs. Additionally, the sale of Sands Bethlehem in May 2019 resulted in a $33 million decrease.
Corporate expenses decreased $117 million compared to the nine months ended September 30, 2019. The decrease was primarily due to a nonrecurring legal settlement during the nine months ended September 30, 2019.
Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred.
Development expenses include the costs associated with our evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Loss on disposal or impairment of assets increased $50 million compared to the nine months ended September 30, 2019, primarily due to asset disposals and demolition costs related to The Londoner Macao.

Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Segment Information” for a reconciliation of consolidated adjusted property EBITDA to net income/loss):

	Nine Months Ended September 30,
	2020	2019	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$(126)	$1,039	(112.1)%
Sands Cotai Central	(150)	546	(127.5)%
The Parisian Macao	(124)	422	(129.4)%
The Plaza Macao and Four Seasons Hotel Macao	(5)	243	(102.1)%
Sands Macao	(58)	135	(143.0)%
Ferry Operations and Other	(15)	(7)	114.29%
	(478)	2,378	(120.1)%
Marina Bay Sands	239	1,204	(80.1)%
United States:
Las Vegas Operating Properties	(74)	367	(120.2)%
Sands Bethlehem(1)	—	52	(100.0)%
	(74)	419	(117.7)%
Consolidated adjusted property EBITDA	$(313)	$4,001	(107.8)%
____________________
(1)We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.
Adjusted property EBITDA at our Macao operations decreased $2.86 billion compared to the nine months ended September 30, 2019, primarily due to decreased casino revenues driven by government mandated travel restrictions, property closures and overall reduced visitation since late January 2020 resulting from the COVID-19 Pandemic.
Adjusted property EBITDA at Marina Bay Sands decreased $965 million compared to the nine months ended September 30, 2019. The decrease was primarily due to decreased casino revenues, driven by the temporary closure of the property and reduced visitation resulting from the COVID-19 Pandemic.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $441 million compared to the nine months ended September 30, 2019. The decrease was primarily due to no MICE events in the second and third quarters of 2020 and decreased room and casino revenues driven by the temporary closure of the properties and overall reduced visitation, resulting from the COVID-19 Pandemic.
Interest Expense
The following table summarizes information related to interest expense:

	Nine Months Ended September 30,
	2020	2019

	(Dollars in millions)
Interest cost	$389	$415
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	10	11
Less — capitalized interest	(13)	(5)
Interest expense, net	$386	$421
Weighted average total debt balance	$13,190	$12,069
Weighted average interest rate	3.9%	4.6%

Interest cost decreased $26 million compared to the nine months ended September 30, 2019, resulting primarily from a decrease in our weighted average interest rate. The decrease was primarily due to the increased benefit of $41 million over the prior year due to the interest rate swap agreements on $5.50 billion of our SCL Senior Notes issued in August 2018. This was partially offset by an increase in the weighted average total debt balance due to the issuance of the 2025 LVSC Senior Notes on November 25, 2019 and the 2026 and 2030 SCL Senior Notes issued on June 4, 2020.
Other Factors Affecting Earnings
Other income was $30 million for the nine months ended September 30, 2020, compared to other expense of $8 million for the nine months ended September 30, 2019. The change from prior period was due primarily to a $34 million decrease in foreign transaction losses driven by the impact of foreign currency exchange rate decrease of 488 basis points on U.S. dollar denominated debt held by SCL and a $9 million decrease in foreign currency transaction losses driven by the impact of the foreign currency exchange rate increase of 48 basis points on Singapore dollar denominated intercompany debt reported in U.S. dollars.
Our income tax benefit was $46 million on a loss before income taxes of $1.81 billion for the nine months ended September 30, 2020. This compares to a 13.8% effective income tax rate for the nine months ended September 30, 2019. The effective income tax rate for the nine months ended September 30, 2019, would have been 10.2% without the discrete income tax expense of $161 million resulting from the sale of Sands Bethlehem. The income tax benefit for the nine months ended September 30, 2020, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao. Our Singapore and U.S. operations recorded tax benefits associated with the pre-tax book losses incurred during the nine months ended September 30, 2020. Our U.S. tax benefit was partially offset by a valuation allowance recorded on certain U.S. foreign tax credits, which we no longer expect to utilize due to lower royalty income resulting from a decrease in revenues from Macao and Singapore compared to prior estimates. Our Macao non-gaming operations had a non-cash discrete income tax expense of $14 million due to the reversal of certain deferred tax assets related to fixed assets, which were primarily disposed of as part of The Londoner Macao project.
The net loss attributable to our noncontrolling interests was $381 million for the nine months ended September 30, 2020, compared to net income attributable to our noncontrolling interest of $452 million for the nine months ended September 30, 2019. These amounts were primarily related to the noncontrolling interest of SCL.

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
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and nine months ended September 30, 2020 and 2019:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended September 30, 2020
Mall revenues:
Minimum rents(1)	$49	$31	$9	$9	$34
Overage rents	3	—	—	—	2
Rent concessions(2)	(32)	(20)	(5)	(6)	(13)
Total overage rents and rent concessions	(29)	(20)	(5)	(6)	(11)
CAM, levies and direct recoveries	7	2	5	3	5
Total mall revenues	27	13	9	6	28
Mall operating expenses:
Common area maintenance	2	1	2	1	3
Marketing and other direct operating expenses	1	—	—	—	1
Mall operating expenses	3	1	2	1	4
Property taxes(3)	—	—	—	—	1
Recovery of credit losses	(1)	—	—	(1)	—
Mall-related expenses(4)	$2	$1	$2	$—	$5
For the three months ended September 30, 2019
Mall revenues:
Minimum rents(1)	$49	$27	$10	$9	$34
Overage rents	8	2	4	1	5
CAM, levies and direct recoveries	8	3	5	3	7
Total mall revenues	65	32	19	13	46
Mall operating expenses:
Common area maintenance	4	2	2	2	4
Marketing and other direct operating expenses	2	—	—	1	2
Mall operating expenses	6	2	2	3	6
Property taxes(3)	—	—	—	—	1
Mall-related expenses(4)	$6	$2	$2	$3	$7

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the nine months ended September 30, 2020
Mall revenues:
Minimum rents(1)	$146	$91	$28	$27	$102
Overage rents	4	1	2	—	5
Rent concessions(2)	(100)	(60)	(19)	(19)	(48)
Total overage rents and rent concessions	(96)	(59)	(17)	(19)	(43)
CAM, levies and direct recoveries	24	7	14	8	14
Total mall revenues	74	39	25	16	73
Mall operating expenses:
Common area maintenance	8	3	5	3	9
Marketing and other direct operating expenses	4	1	1	2	3
Mall operating expenses	12	4	6	5	12
Property taxes(3)	1	—	—	—	2
Provision for credit losses	—	—	1	—	—
Mall-related expenses(4)	$13	$4	$7	$5	$14
For the nine months ended September 30, 2019
Mall revenues:
Minimum rents(1)	$145	$82	$29	$29	$100
Overage rents	13	4	8	1	12
CAM, levies and direct recoveries	25	8	14	9	19
Total mall revenues	183	94	51	39	131
Mall operating expenses:
Common area maintenance	12	5	6	5	12
Marketing and other direct operating expenses	5	1	1	3	4
Mall operating expenses	17	6	7	8	16
Property taxes(3)	—	—	—	—	4
Recovery of credit losses	—	—	—	(1)	—
Mall-related expenses(4)	$17	$6	$7	$7	$20
____________________
Note:    These tables exclude the results of our mall operations at Sands Macao and Sands Bethlehem, which was sold in May 2019.
(1)Minimum rents include base rents and straight-line adjustments of base rents.
(2)Rent concessions were provided to tenants as a result of the COVID-19 Pandemic and the impact on mall operations.
(3)Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. Each property is also eligible to obtain an additional six-year exemption, provided certain qualifications are met. To date, The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Cotai Central and The Parisian Macao have obtained a second exemption. The exemption for The Venetian Macao and The Plaza Macao and Four Seasons Hotel Macao expired in August 2019 and August 2020, respectively, and the exemption for Sands Cotai Central and The Parisian Macao will be expiring in December 2027 and September 2028, respectively.
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
Macao
Our construction work continues for the renovation, expansion and rebranding of Sands Cotai Central into a new destination Integrated Resort, The Londoner Macao. The Londoner Macao will feature new attractions and features internally and externally from London, including some of London’s most recognizable landmarks, such as the Houses of Parliament and Big Ben. We will add approximately 370 luxury suites in the Londoner Court, and the prior Holiday Inn-branded rooms and suites were converted to approximately 600 London-themed suites, referred to as The Londoner Hotel. We are utilizing suites as they are completed on a simulation basis for trial and feedback purposes. A number of new restaurants will open progressively from late 2020 and our retail offerings will be expanded and rebranded as the Shoppes at Londoner. Construction work on the conversion of Sands Cotai Central into the new integrated resort The Londoner Macao is progressing. We expect the Londoner Court suites to be completed in late 2020 and overall The Londoner Macao project to be delivered in phases throughout 2020 and 2021.
Construction of The Grand Suites at Four Seasons is now complete and features 289 additional luxury suites. We initiated approved gaming operations in this space in the first quarter of 2020 and recently obtained the hotel license for The Grand Suites at Four Seasons.
We anticipate the total costs associated with these development projects to be approximately $2.2 billion. The ultimate costs and completion dates for these projects are subject to change as we complete the projects.
Singapore
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the Singapore Tourism Board (the “STB”) entered into a development agreement (the “Development Agreement”) pursuant to which MBS will construct a development, the MBS Expansion Project, which will include a hotel tower with a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats. The Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.3 billion at exchange rates in effect on September 30, 2020). The amount of the total project cost will be finalized as we complete design and development and begin construction. In connection with the Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project. In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction). We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Development Agreement. On June 18, 2020, MBS, entered into an amendment letter that amends the facility agreement originally dated as of June 25, 2012 and extends to June 30, 2021, the deadline for delivering the construction costs estimate and the construction schedule, in each case for the MBS Expansion Project.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2020	2019

	(In millions)
Net cash generated from (used in) operating activities	$(1,316)	$1,796
Cash flows from investing activities:
Net proceeds from sale of Sands Bethlehem	—	1,160
Capital expenditures	(1,078)	(756)
Proceeds from disposal of property and equipment	1	1
Acquisition of intangible assets	—	(53)
Net cash generated from (used in) investing activities	(1,077)	352
Cash flows from financing activities:
Proceeds from exercise of stock options	22	44
Repurchase of common stock	—	(454)
Dividends paid and noncontrolling interest payments	(911)	(2,413)
Proceeds from long-term debt	1,945	3,500
Repayments on long-term debt	(451)	(3,518)
Payments of financing costs	(30)	(127)
Net cash generated from (used in) financing activities	575	(2,968)
Effect of exchange rate on cash, cash equivalents and restricted cash	(26)	(9)
Decrease in cash, cash equivalents and restricted cash	(1,844)	(829)
Cash, cash equivalents and restricted cash at beginning of period	4,242	4,661
Cash, cash equivalents and restricted cash at end of period	$2,398	$3,832
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash generated from operating activities for the nine months ended September 30, 2020, decreased $3.11 billion compared to the nine months ended September 30, 2019. The main factor driving this decrease was the impact of the COVID-19 Pandemic on our operations, which significantly reduced visitation to our properties and caused the temporary shutdown of all of our properties at various times during 2020 as described above. We had a cash usage for operations in 2020 of $1.32 billion due to limited revenues. The COVID-19 Pandemic impacted our working capital, which was a cash outflow during the nine months ended September 30, 2020 as the amount of receivables collected was less than the settlement of operating accrued liabilities and a reduction to outstanding chips. In addition, the $1.80 billion of cash flow from operations in the prior year were impacted by the land lease payment made in 2019 in connection with the MBS Expansion Project.
Cash Flows — Investing Activities
Capital expenditures for the nine months ended September 30, 2020, totaled $1.08 billion. Included in this amount was $857 million for construction and development activities in Macao, which consisted primarily of $591 million for Sands Cotai Central related primarily to The Londoner Macao, $147 million for The Plaza Macao and Four Seasons Hotel Macao related primarily to the Grand Suites at Four Seasons Macao and $103 million for The Venetian Macao. Additionally, this amount included $137 million at Marina Bay Sands in Singapore; $80 million at our Las Vegas Operating Properties; and $4 million for corporate and other.
Capital expenditures for the nine months ended September 30, 2019, totaled $756 million. Included in this amount was $410 million for construction and development activities in Macao, which consisted primarily of $178 million for Sands Cotai Central related primarily to the Londoner Macao, $125 million for The Plaza Macao and

Four Seasons Hotel Macao related primarily to the Grand Suites at Four Seasons Macao, $75 million for The Venetian Macao and $21 million for The Parisian Macao. Additionally, this amount included $134 million at Marina Bay Sands in Singapore; $153 million at our Las Vegas Operating Properties; and $57 million for corporate and other.
Cash Flows — Financing Activities
Net cash flows generated from financing activities were $575 million for the nine months ended September 30, 2020, which was primarily attributable to net proceeds of $1.49 billion on our various credit facilities, driven by the issuance of $1.50 billion of unsecured notes at SCL, partially offset by $911 million in dividend payments.
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
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio or net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined. In September 2020, LVSC entered into an amendment, pursuant to which lenders, among other things, removed LVSC’s requirement to maintain a maximum leverage ratio as of the last day of the fiscal quarter during the period beginning on October 31, 2020, through and including December 31, 2021. In March 2020, SCL entered into a waiver and amendment request letter, pursuant to which lenders, among other things, waived SCL’s requirement to ensure the maximum leverage ratio does not exceed 4.0x for any period beginning on, and including, January 1, 2020 and ending on, and including, July 1, 2021 (other than with respect to the financial year ended December 31, 2019). In September 2020, SCL entered into a waiver extension and amendment request letter, pursuant to which the aforementioned waiver period was extended to January 1, 2022. In June 2020, MBS entered into an amendment letter, such that MBS will not have to comply with the leverage or interest coverage covenants for the financial quarters ending, and including, September 30, 2020 through, and including, December 31, 2021. As of September 30, 2020, our U.S. leverage ratio, as defined per the respective credit facility agreement, was 2.9x compared to the maximum leverage ratio allowed of 4.0x.
We held unrestricted cash and cash equivalents of approximately $2.38 billion and restricted cash and cash equivalents of approximately $17 million as of September 30, 2020, of which approximately $1.36 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.36 billion, approximately $1.05 billion is available to be repatriated to the U.S. and we do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $3.95 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit, and SGD 3.69 billion (approximately $2.69 billion at exchange rates in effect on September 30, 2020) under our Singapore Delayed Draw Term Facility as of September 30, 2020, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities and debt obligations. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure.
On February 21, 2020, SCL paid a dividend of 0.99 Hong Kong dollars (“HKD”) to SCL stockholders (a total of $1.03 billion, of which we retained $717 million during the nine months ended September 30, 2020).

On March 26, 2020, we paid a quarterly dividend of $0.79 per common share as part of a regular cash dividend program and, during the nine months ended September 30, 2020, recorded $603 million as a distribution against retained earnings.
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
In June 2018, our Board of Directors authorized the repurchase of $2.50 billion of our outstanding common stock, which was to expire in November 2020. In October 2020, our Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022. As of September 30, 2020, we have remaining authorization to repurchase $916 million of our outstanding common shares. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions.
Aggregate Indebtedness and Other Contractual Obligations
As of September 30, 2020, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the issuance of the 2026 and 2030 SCL Senior Notes and the draw on the 2012 Singapore Delayed Draw Term Facility. These transactions are summarized below:

	Payments Due During Period Ending December 31,
	2020(1)	2021 - 2022	2023 - 2024	Thereafter	Total

	(In millions)
Long-Term Debt Obligations(2)
2026 and 2030 SCL Senior Notes	$—	$—	$—	$1,500	$1,500
Singapore Delayed Draw Term Facility	—	—	—	46	46
Fixed Interest Payments(3)	17	125	122	214	478
Variable Interest Payments(4)	—	2	2	1	5
Total	$17	$127	$124	$1,761	$2,029
_______________________
(1)Represents the three-month period ending December 31, 2020.
(2)See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Long-Term Debt” for further details on these financing transactions.
(3)Represents the fixed interest payments related to the 2026 and 2030 SCL Senior Notes.
(4)Based on the 1-month rate as of September 30, 2020, Singapore Swap Offer Rate (“SOR”) of 0.12% plus the applicable interest rate spread in accordance with the respective debt agreement.
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
•the uncertainty of the extent, duration and effects of the COVID-19 Pandemic and the response of governments and other third parties, including government-mandated property closures, increased operational regulatory requirements or travel restrictions, on our business, results of operations, cash flows, liquidity and development prospects;
•general economic and business conditions in the U.S. and internationally, which may impact levels of disposable income, consumer spending, group meeting business, pricing of hotel rooms and retail and mall tenant sales;
•disruptions or reductions in travel and our operations due to natural or man-made disasters, pandemics, epidemics or outbreaks of infectious or contagious diseases, political instability, civil unrest, terrorist activity or war;
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
•fraud and cheating;
•our ability to establish and protect our intellectual property rights;
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are interest rate risk associated with our long-term debt and foreign currency exchange rate risk associated with our operations outside the United States, which we may manage through the use of futures, options, caps, forward contracts and similar instruments. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions.
As of September 30, 2020, the estimated fair value of our long-term debt was approximately $14.64 billion, compared to its contractual value of $14.03 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $555 million. A hypothetical 100 basis point change in the Singapore Swap Offer Rate would cause our annual interest cost on our long-term debt to change by approximately $30 million.
Foreign currency transaction gains were $30 million for the nine months ended September 30, 2020, primarily due to U.S. dollar denominated debt issued by SCL and Singapore denominated intercompany debt reported in U.S. dollars. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of September 30, 2020, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $22 million, and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $62 million. The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2020, and have concluded they are effective at the reasonable assurance level.
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
If we are required to raise additional capital in the future, our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. If our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt financing would be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. Our current debt service obligations contain a number of restrictive covenants that impose significant operating and financial restrictions on us, and our Macao, Singapore and U.S. credit agreements contain various financial covenants. SCL, MBS and LVSC have each entered into a waiver and amendment request letter with their lenders to waive certain of their financial requirements through January 1, 2022 for SCL and December 31, 2021 for both MBS and LVSC.
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

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
3.1	Second Amended and Restated By-Laws of Las Vegas Sands Corp., as further amended effective October 20, 2020.
10.1*
Waiver Extension and Amendment Request Letter, dated September 11, 2020, with respect to the Facility Agreement, dated as of November 20, 2018 by and among Sands China, as borrower, Bank of China Limited, Macau Branch, as agent, and the arrangers and lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on September 11, 2020).

10.2*
Amendment No. 1 to Revolving Credit Agreement, dated as of September 23, 2020, by and among Las Vegas Sands Corp., the Lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on September 23, 2020).

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

October 23, 2020	By:	/S/ SHELDON G. ADELSON
Sheldon G. Adelson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

October 23, 2020	By:	/S/ PATRICK DUMONT
Patrick Dumont Executive Vice President and Chief Financial Officer (Principal Financial Officer)