Form 10-K
period 2020-12-31
LAS VEGAS SANDS CORP
filed 2021-02-05
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $15,059,203,280 based on the closing sale price on that date as reported on the New York Stock Exchange.
The Company had 763,842,938 shares of common stock outstanding as of February 2, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be used in connection with the registrant's 2021 Annual Meeting of Stockholders are incorporated into Part III (Item 10 through Item 14) of this Annual Report on Form 10-K.

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
We currently own and operate Integrated Resorts in Asia and the United States. We believe our geographic diversity, best-in-class properties and convention-based business model provide us with the best platform in the hospitality and gaming industry to continue generating growth and cash flow while simultaneously pursuing new development opportunities. Our unique convention-based marketing strategy allows us to attract business travelers during the slower mid-week periods while leisure travelers occupy our properties during the weekends. Our convention, trade show and meeting facilities, combined with the on-site amenities offered at our Macao, Singapore and Las Vegas Integrated Resorts, provide flexible and expansive space for meetings, incentives, conventions and exhibitions ("MICE").
We focus on the mass market, which comprises our most profitable gaming segment. We believe the mass market segment will continue to deliver long-term growth as a result of the introduction of more high-quality gaming facilities and non-gaming amenities into our markets, particularly in Asia.
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
Through our 69.9% ownership of Sands China Ltd. ("SCL"), we own and operate a collection of Integrated Resorts in the Macao Special Administrative Region ("Macao") of the People's Republic of China ("China"). These properties include The Venetian Macao Resort Hotel ("The Venetian Macao"); The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao, Cotai Strip (the "Four Seasons Hotel Macao"); and the Sands Macao.
In Singapore, we own and operate the iconic Marina Bay Sands, which opened in 2010 and is one of Singapore's major tourist, business and retail destinations.
Our properties in the United States include The Venetian Resort Las Vegas, a luxury resort on the Las Vegas Strip, and the Sands Expo and Convention Center (the "Sands Expo Center," and together with The Venetian Resort Las Vegas, the "Las Vegas Operating Properties") in Las Vegas, Nevada.
We are dedicated to being a good corporate citizen, anchored by the core values of serving people, planet and communities. We strive to deliver a positive working environment for our team members worldwide and pledge to promote the advancement of aspiring team members through a range of educational partnerships, grants and leadership training. We also drive social impact through the Sands Cares charitable giving and community engagement program, and environmental performance through the award-winning Sands ECO360 global sustainability program ("Sands ECO360"). Through Sands ECO360, we develop and implement environmental practices to protect natural resources, offer our team members a safe and healthy work environment, and enhance the resort experiences of our guests. In 2020, we were named to the Dow Jones Sustainability North America Index and to the Dow Jones Sustainability World Index, recognizing our leadership and performance across economic, environmental and social areas. In addition, CDP's annual A List names the world's leading companies in the area of environmental transparency and performance. For the third consecutive year, we have been named to the A List for both CDP Water Security and CDP Climate Change. We are committed to creating and investing in industry-leading policies and procedures to safeguard our patrons, partners, employees and neighbors. Project Protect is our responsible gaming, anti-human trafficking and financial crime prevention program. Our industry-leading Integrated Resorts provide substantial contributions to our host communities including growth in leisure and business tourism, sustained job creation and ongoing financial opportunities for local small and medium-sized businesses.
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
In addition, we post certain information regarding SCL, a subsidiary of LVSC with ordinary shares listed on The Stock Exchange of Hong Kong Limited, from time to time on our company website and our investor relations website. It is possible the information we post regarding SCL could be deemed to be material information.
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
Our principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. Management reviews the results of operations for each of its operating segments, which generally are our Integrated Resorts. In Macao, our operating segments are: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; and Sands Macao. In Singapore, our operating segment is Marina Bay Sands. In the United States, our operating segment is the Las Vegas Operating Properties. Through May 30, 2019, the Sands Casino Resort Bethlehem (the "Sands Bethlehem") was included as an operating segment. We also have ferry operations and various other operations that are ancillary to our Macao properties (collectively, "Ferry Operations and Other") that we present to reconcile to our consolidated statements of operations and financial condition. In addition to our reportable segments noted above, management also reviews construction and development activities for each of our primary projects currently under development, which include the expansion and rebranding of Sands Cotai Central to The Londoner Macao, the MBS Expansion Project (as later defined) and our Las Vegas condominium project (for which construction currently is suspended) in the United States.
From February 2020 through the date of this report, our operations were significantly impacted by a global pandemic (the “COVID-19 Pandemic”). While the details of this impact have been disclosed throughout this document, the following discussion of our business focuses on execution of our business strategies in a non-pandemic environment based on the assumption the global impact of the COVID-19 Pandemic will eventually diminish and our operations will recover as travel and tourism improves in our markets.
Strengths and Strategies
We believe we have a number of strengths that differentiate our business from our competitors, including:
Substantial and diversified cash flow from existing operations. Our Integrated Resorts in Macao, Singapore and the U.S. have contributed 55%, 35% and 10% of our total adjusted property EBITDA, respectively, during the previous five years. In each of these jurisdictions, our cash flow from operations was derived from a combination of gaming and non-gaming sources, including retail malls, hotel, food and beverage, entertainment and MICE.
Diversified, high quality Integrated Resort offerings with substantial non-gaming amenities. Our Integrated Resorts feature non-gaming attractions and amenities including world-class entertainment, expansive retail offerings and market-leading MICE facilities. These attractions and amenities enhance the appeal of our Integrated Resorts, contributing to visitation, length of stay and customer spending at our resorts. The broad appeal of our market-leading Integrated Resort offerings in our various markets enables us to serve the widest array of customer segments in each market.
Market leadership in the growing high-margin mass market gaming segment. In our gaming business, we focus on the high-margin mass gaming segment. Our combined SCL properties had the highest percentage of gaming win from mass tables and slots of the Macao operators, with an average market share of approximately 30% during the previous five years. Management estimated our mass market table revenues typically generate a gross margin approximately four times higher than the gross margin on our VIP table revenues in Macao. Additionally, gross gaming revenue from mass tables and slots has contributed to approximately two-thirds of total gross gaming revenue at Marina Bay Sands during the previous five years.
Established brands with broad regional and international market awareness and appeal. The opening of The Venetian Macao provided the foundation and cornerstone for the Cotai Strip and marked a step-change for the Macao gaming market more broadly. Through a combination of its range and scale of facilities and its distinctive theming, The Venetian Macao has remained the foremost example of a themed Integrated Resort in Macao. Recognition has also been garnered by The Parisian Macao, our property with its iconic replica of the Eiffel Tower and other themed attractions. Both of these European-themed Integrated Resorts attract broad brand awareness both regionally and globally, which we expect will continue with the opening of The Londoner Macao over the course of 2021. Marina Bay Sands is an iconic part of the Singapore skyline and is often featured prominently in filmed entertainment and other media.
Experienced management team with a proven track record. Mr. Sheldon G. Adelson was our founder, chairman and chief executive officer. Mr. Adelson created the MICE-based Integrated Resort and pioneered its development in the Las Vegas and Singapore markets, as well as in Macao, where he planned and developed the Cotai Strip. Mr. Robert G. Goldstein, our Chairman and Chief Executive Officer, has been an integral part of the Company's executive team from the beginning, joining Mr. Adelson before The Venetian Resort Las Vegas was constructed. Mr. Goldstein is one of the most respected and experienced executives in our industry today. Mr. Patrick Dumont, our President and Chief Operating Officer, has been with the Company for more than ten years, including the last five as our Executive Vice-president and Chief Financial Officer, and has prior experience in corporate finance and management. Our management team is focused on delivering growth, increasing our return on invested capital, balance sheet strength, preserving the Company’s financial flexibility to pursue development opportunities and continuing to execute return of capital to stockholders.
Unique MICE and entertainment facilities. Our market-leading MICE and entertainment facilities contribute to our markets’ diversification and appeal to business and leisure travelers while diversifying our cash flows and increasing revenues and profit. Our approximately 5.2 million square feet of global MICE space is designed to meet the needs of meeting planners and corporate events and trade show organizers from around the world. Our experience and expertise in this industry supports our ability to drive leisure and business tourism to our markets. The live entertainment program at our properties, specifically in Asia, has been a key traffic driver and has established us as a leader in the field of tourism and leisure activities.
Building on our key strengths, we seek to enhance our position as the leading developer and operator of Integrated Resorts and casinos by continuing to implement the following business strategies:
Developing and diversifying our Integrated Resort offerings to include a full complement of products and services to cater to different market segments. Our Integrated Resorts include MICE space, retail, dining and entertainment facilities and a range of hotel offerings, including branded suites and hotel rooms, to cater to different segments of our markets. We are able to leverage the recognition and the sales, marketing and reservation capabilities of premier hotel brands to attract a wide range of customers in different market segments to our properties. We believe our partnerships with renowned hotel management partners, our diverse Integrated Resort offerings and the convenience and accessibility of our properties will continue to increase the appeal of our properties to both the business and leisure customer segments.
Leveraging our scale of operations to create and maintain an absolute cost advantage. Management expects to benefit from lower unit costs due to the economies of scale inherent in our operations. Opportunities for lower unit costs include, but are not limited to: lower utility costs; more efficient staffing of hotel and gaming operations; and centralized transportation, marketing and sales, and procurement. In addition, our scale allows us to consolidate certain administrative functions.
Focusing on the high-margin mass market gaming segment, while continuing to provide luxury amenities and high service levels to our VIP and premium players. The scale and product mix of our Integrated Resort properties allow us to participate very effectively in all segments of the market. We believe the mass market segment will continue to exhibit long-term growth as a result of the introduction of more high-quality gaming facilities and non-gaming amenities into our various markets, accompanied by supportive long-term trends in business and leisure tourism. Our properties are positioned to harness future growth in the mass market that comprise our most profitable gaming segment, while delivering the immersive destination resort experiences that create loyalty with VIP and premium players.
Identifying targeted investment opportunities to drive growth across our portfolio. We will continue to invest in the expansion of our facilities and the enhancement of the leisure and business tourism appeal of our property portfolio. Our planned development projects include the renovation, expansion and rebranding of Sands Cotai Central into The Londoner Macao, the addition of suites at the Londoner Court and the expansion of Marina Bay Sands.
Our Operations
Macao
The Venetian Macao is the anchor property of our Cotai Strip development and is located approximately two miles from the Taipa Ferry Terminal on Macao's Taipa Island and six miles from the bridge linking Hong Kong, Macao and Zhuhai. The Venetian Macao includes approximately 374,000 square feet of gaming space with approximately 620 table games and 920 slot machines and electronic table games ("ETGs"). The Venetian Macao features a 39-floor luxury hotel tower with over 2,900 elegantly appointed luxury suites and the Shoppes at Venetian, approximately 943,000 square feet of unique retail shopping with more than 340 stores featuring many international brands and home to 60 restaurants and food outlets featuring an international assortment of cuisines. In addition, The Venetian Macao has approximately 1.2 million square feet of convention facilities and meeting room space, an 1,800-seat theater, the 15,000-seat Cotai Arena that hosts world-class entertainment and sporting events and a Paiza Club.
The Londoner Macao (previously Sands Cotai Central), our largest Integrated Resort on the Cotai Strip, is located across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Hotel Macao. The Londoner Macao is the result of our previously announced renovation, expansion and rebranding of Sands Cotai Central, which included the addition of extensive thematic elements both externally and internally. This project is being delivered in phases, which started in 2020 and will continue through 2021. Upon completion, The Londoner Macao will include some of London’s most recognizable landmarks, such as the Houses of Parliament and The Elizabeth Tower (commonly known as "Big Ben"). Our retail offerings will be expanded and rebranded as the Shoppes at Londoner. The resort will also feature the Londoner Court with approximately 370 luxury suites; construction of the Londoner Court is now complete and we expect it to open later in 2021. The Integrated Resort opened in phases beginning in April 2012 and features four hotel towers. The first hotel tower includes (i) approximately 650 five-star rooms and suites under the Conrad brand and (ii) The Londoner Macao Hotel, which opened in January 2021, with 600 London-themed suites, including 14 exclusive Suites by David Beckham. The second hotel tower consists of approximately 1,800 rooms and suites under the Sheraton brand. The third hotel tower consists of approximately 2,100 rooms and suites under the Sheraton brand. The fourth hotel tower consists of approximately 400 rooms and suites under the St. Regis brand. The Integrated Resort includes approximately 351,000 square feet of gaming space with approximately 470 table games and 700 slot machines and ETGs, approximately 369,000 square feet of meeting space, a 1,701-seat theater, approximately 525,000 square feet of retail space with more than 130 stores and home to more than 40 restaurants and food outlets featuring an international assortment of cuisines.
On September 13, 2016, we opened The Parisian Macao, which is connected to The Venetian Macao and The Plaza Macao and Four Seasons Hotel Macao, and includes approximately 248,000 square feet of gaming space with approximately 270 table games and 850 slot machines and ETGs. The Parisian Macao also features approximately 2,500 rooms and suites and the Shoppes at Parisian, approximately 296,000 square feet of unique retail shopping with more than 130 stores featuring many international brands and home to 24 restaurants and food outlets featuring an international assortment of cuisines. Other non-gaming amenities at The Parisian Macao include a meeting room complex of approximately 63,000 square feet and a 1,200-seat theater. Directly in front of The Parisian Macao, and connected via a covered walkway to the main building, is a half-scale authentic re-creation of the Eiffel Tower containing a viewing platform and restaurant.
The Plaza Macao and Four Seasons Hotel Macao, which is located adjacent to The Venetian Macao, has approximately 127,000 square feet of gaming space with approximately 140 table games and 20 slot machines and ETGs at its Plaza Casino. The Plaza Macao and Four Seasons Hotel Macao also has 360 elegantly appointed rooms and suites managed by FS Macau Lda., several food and beverage offerings, and conference and banquet facilities. The Shoppes at Four Seasons includes approximately 244,000 square feet of retail space and is connected to the Shoppes at Venetian. The Plaza Macao and Four Seasons Hotel Macao also features 19 ultra-exclusive Paiza Mansions, which are individually designed and made available by invitation only. The Grand Suites at Four Seasons opened in October 2020 and features 289 luxury suites. We initiated VIP gaming operations in this space in the first quarter of 2020.
The Sands Macao, the first U.S. operated Las Vegas-style casino in Macao, is situated near the Macao-Hong Kong Ferry Terminal on a waterfront parcel centrally located between Macao's Gongbei border gate with China and Macao's central business district. The Sands Macao includes approximately 212,000 square feet of gaming space with approximately 150 table games and 530 slot machines and ETGs. The Sands Macao also includes a 289-suite hotel tower, spa facilities, several restaurants and entertainment areas, and a Paiza Club.
We operate the gaming areas within our Macao properties pursuant to a 20-year gaming subconcession that expires in June 2022. See "Regulation and Licensing — Macao Concession and Our Subconcession."
Singapore
Marina Bay Sands features approximately 2,600 rooms and suites located in three 55-story hotel towers. Atop the three towers is the Sands SkyPark, an extensive outdoor recreation area with a 150-meter infinity swimming pool and leading restaurant and nightlife brands. The Integrated Resort offers approximately 160,000 square feet of gaming space with approximately 600 table games and 2,050 slot machines and ETGs; The Shoppes at Marina Bay Sands, an enclosed retail, dining and entertainment complex with signature restaurants from world-renowned chefs; an event plaza and promenade; and an art/science museum. Marina Bay Sands also includes approximately 1.2 million square feet of meeting and convention space and a state-of-the-art theater for top Broadway shows, concerts and gala events.
We operate the gaming area within our Singapore property pursuant to a 30-year casino concession provided under a development agreement entered into in August 2006. See "Regulation and Licensing — Development Agreement with Singapore Tourism Board."
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. ("MBS") entered into an additional development agreement (the “Second Development Agreement”) with the Singapore Tourism Board (the "STB") pursuant to which MBS has agreed to construct a development, which will include a hotel tower with approximately 1,000 rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats (the “MBS Expansion Project”). The Second Development Agreement provides for a total project cost of approximately 4.5 billion Singapore dollars ("SGD," approximately $3.4 billion at exchange rates in effect on December 31, 2020). We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Second Development Agreement. On June 18, 2020, we further amended our 2012 Singapore Credit Facility to, among other things, extend to June 30, 2021, the deadline for delivering the construction costs estimate and the construction schedule for the MBS Expansion Project.

Las Vegas
Our Las Vegas Operating Properties is an Integrated Resort that includes The Venetian Resort Las Vegas and the Sands Expo Center.
The Venetian Resort Las Vegas features three hotel towers. The Venetian Tower is a 35-story three-winged luxury hotel tower with 3,015 suites. The second tower is an adjoining 1,013-suite, 12-story Venezia Tower. The Palazzo Tower has 3,064 suites situated in a 50-story luxury hotel tower, which features modern European ambience and design, and is directly connected to The Venetian Tower and Sands Expo Center. The Venetian Resort Las Vegas has approximately 225,000 square feet of gaming space and includes approximately 210 table games and 1,480 slot machines and ETGs. The Venetian Resort Las Vegas features a variety of amenities for its guests, including a Paiza Club, several theaters and Canyon Ranch SpaClub.
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
We are working with Madison Square Garden Company ("MSG") to bring a 400,000-square-foot venue built specifically for music and entertainment to Las Vegas. MSG is currently building the MSG Sphere at The Venetian, an 18,000-seat venue, which will be located near, with connectivity to, the Las Vegas Operating Properties and is currently expected to open in 2023.
Our Markets
Macao
Macao is the largest gaming market in the world and the only market in China to offer legalized casino gaming. According to Macao government statistics issued publicly on a monthly basis by the Gaming Inspection and Coordination Bureau (commonly referred to as the "DICJ"), annual gross gaming revenues were 60.44 billion patacas in 2020 (approximately $7.57 billion at exchange rates in effect on December 31, 2020), a 79.3% decrease compared to 2019 due to the impact of the COVID-19 Pandemic.
We welcomed approximately 6 million visitors to Macao in 2020, compared to the approximately 39 million visitors in 2019. We believe visitation will return to pre-pandemic levels and will continue to experience meaningful long-term growth. We believe this growth will be driven by a variety of factors, including the movement of Chinese citizens to urban centers in China, continued growth of the Chinese outbound tourism market, the increased utilization of existing transportation infrastructure, the introduction of new transportation infrastructure and the continued increase in hotel room inventory in Macao and neighboring Hengqin Island. There has been significant investment announced and recently completed by concessionaires and subconcessionaires in new resort development projects on Cotai. These new resorts should help increase the critical mass on Cotai and further drive Macao's transformation into a leading business and leisure tourism hub in Asia.
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
Macao draws a significant number of customers who are visitors or residents of Hong Kong. One of the major methods of transportation to Macao from Hong Kong is the jetfoil ferry service, including our ferry service, Cotai Water Jet. The Hong Kong-Zhuhai-Macao Bridge (the "HZMB") which connects Hong Kong, Macao and Zhuhai has reduced the travel time between Hong Kong and Macao from one hour by ferry to approximately 45 minutes on the road. The HZMB is part of the Greater Bay Area Initiatives and plays a key role in connecting the cities in the Greater Bay Area, facilitating the visitation to Macao. Macao is also accessible from Hong Kong by helicopter.
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
Based on figures released by the STB, Singapore welcomed approximately 4 million international visitors in the twelve months ended November 30, 2020 (the latest information publicly available at the time of filing), a 76.6% decrease compared to the same period in 2019 due to the impact of the COVID-19 Pandemic. Tourism receipts are estimated to have reached SGD 27.7 billion (approximately $20.9 billion at exchange rates in effect on December 31, 2020) in 2019 (the latest information publicly available at the time of filing). The Casino Regulatory Authority (the "CRA"), the gaming regulator in Singapore, does not disclose gaming revenue for the market and thus no official figure exists.
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
Baccarat is the preferred table game in both VIP and mass gaming. Additionally, contributions from slot machines and from mass gaming, including ETG offerings, have enhanced the growth of the market. As Marina Bay Sands and the Singapore market as a whole continue to mature, we expect to broaden our visitor base to continue to capture visitors from around the world.
Proximity to Major Asian Cities
Approximately 100 airlines operate in Singapore, connecting it to some 400 cities in approximately 100 countries. In the twelve months ended November 30, 2020 (the latest information publicly available at the time of filing), 18 million passengers passed through Singapore's Changi Airport, a 73.8% decrease as compared to the same period in 2019 due to the impact of the COVID-19 Pandemic. In 2019, Changi Jewel, a multi-use retail, hotel and food and beverage destination, opened at Changi Airport, and work is currently underway to expand the number of runways and open a fifth terminal, which would increase passenger capacity. Based on figures released by the STB, the largest source markets for visitors to Singapore in 2020 were China and Indonesia. The STB's methodology for reporting visitor arrivals does not recognize Malaysian citizens entering Singapore by land, although this method of visitation is generally thought to be substantial.
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
Las Vegas
Based on figures released by the Las Vegas Convention and Visitors Authority (the "LVCVA"), Las Vegas welcomed 21 million visitors during the twelve months ended November 30, 2020 (the latest information publicly available at the time of filing).
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
Las Vegas generally competes with trade show and convention facilities located in and around major U.S. cities. Within Las Vegas, the Sands Expo Center competes with the Las Vegas Convention Center (the "LVCC"), which currently has approximately 4.6 million gross square feet of convention and exhibit facilities. In addition to the LVCC, some of our Las Vegas competitors have convention and conference facilities that compete with our Las Vegas Operating Properties. Based on figures released by the LVCVA, over 2 million convention delegates visited Las Vegas during the twelve months ended November 30, 2020 (the latest information publicly available at the time of filing) and over 6 million during the year ended December 31, 2019.
Retail Mall Operations
We own and operate retail malls at our Integrated Resorts at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Sands Macao and Marina Bay Sands. Upon completion of all phases of The Londoner Macao, we will own approximately 2.7 million square feet of gross retail space. Management believes being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow. As further described in "Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Mall Activities," the Grand Canal Shoppes were sold to GGP (now owned by Brookfield Property Partners L.P., "Brookfield") and are not owned or operated by us.
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

The tables below set forth certain information regarding our mall operations on the Cotai Strip and at Marina Bay Sands as of December 31, 2020. These tables do not reflect subsequent activity in 2021.

Mall Name	Total GLA(1)	Selected Significant Tenants

Shoppes at Venetian	812,936(2)	Zara, Victoria's Secret, Uniqlo, Tiffany & Co., Rolex, H&M, Michael Kors, Bvlgari, Polo Ralph Lauren, Lululemon, FURLA, Foot Locker
Shoppes at Londoner	525,206(3)	Marks & Spencer, Kid's Cavern, Zara, Omega, Nike, Chow Tai Fook, Apple, Bottega Veneta
Shoppes at Parisian	295,963	Alexander McQueen, Zadig & Voltaire, Versace Jeans Couture, Antonia, Arc'teryx, Champion
Shoppes at Four Seasons	244,104	Cartier, Chanel, Louis Vuitton, Hermès, Gucci, Dior, Versace, Zegna, Loro Piana, Saint Laurent, Balenciaga, Loewe, Roger Vivier
The Shoppes at Marina Bay Sands	620,330(4)	Louis Vuitton, Zara, Chanel, Gucci, Dior, Burberry, Prada, Fendi, Moncler, Hermès, Cartier, Apple
____________________
(1)Represents Gross Leasable Area in square feet.
(2)Excludes approximately 130,000 square feet of space on the fifth floor currently not on the market for lease.
(3)The Shoppes at Londoner will feature up to an estimated 600,000 square feet of gross leasable area upon completion of all phases of the renovation, rebranding and expansion to The Londoner Macao.
(4)Excludes approximately 230,000 square feet of space operated by the Company.
The following table reflects our tenant representation by category for our mall operations as of December 31, 2020:

Category	Square Feet	% of Square Feet	Representative Tenants
Fashion (luxury, women's, men's, mixed)	801,366	37%	Louis Vuitton, Dior, Gucci, Versace, Chanel, Hermès, Balenciaga, Loewe, Saint Laurent, Burberry, Prada, Moncler
Restaurants and lounges	386,149	18%	Lei Garden, Cé La Vi, North, Blossom
Multi-Brands	251,147	11%	Duty Free Americas, The Atrium
Fashion accessories and footwear	150,210	7%	Coach, Rimowa, Michael Kors, FURLA, Oakley & Spectacle Hut, Charles & Keith
Lifestyle, sports and entertainment	200,032	9%	Manchester United, Adidas, Lululemon, Under Armour, Nike, Foot Locker
Jewelry	159,392	7%	Bvlgari, Omega, Cartier, Rolex, Tiffany & Co., Chaumet
Health and beauty	82,008	4%	Sephora, Sa Sa, Chanel, Helena Rubinstein, SkinCeuticals
Banks and services	52,267	2%	Bank of China, ICBC
Home furnishing and electronics	71,228	3%	Apple, Samsung, Zara Home
Specialty foods	28,884	1%	Godiva, Haagen Dazs, Jason's Deli
Arts and gifts	12,278	1%	Emporio di Gondola
Total	2,194,961	100%

Human Capital
Talent Management
We directly employ approximately 46,000 employees worldwide, including approximately 44,500 full-time employees, and hire additional temporary employees on an as-needed basis. Of our full-time employees, approximately 50% are female.
Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled managers and employees at our properties. Our strategy is to be the employer of choice by ensuring a thriving workforce built on integrity and opportunity and to support our employees’ personal, professional and financial well-being. We strive to enhance our culture by creating a safe environment that consists of an inclusive and diverse workforce where all employees are treated fairly and equally and can excel in the performance of their duties. Some examples of key programs and initiatives we have implemented to attract, develop and retain our diverse workforce include:
•Competitive pay;
•Healthcare: medical/prescription, dental, vision, short-term disability, life and accidental death and disability insurance options at no premium cost; group healthcare insurance; and other support for both physical and mental health, such as a free Employee Assistance Program for employees and their household at SCL, or the MyWellness Connection program in Las Vegas, which provides information regarding nutrition, disease management, stress reduction and injury prevention;
•Retirement benefits: all eligible employees are able to participate in retirement planning schemes, which may include contributions from the employer, as well as the employee;
•Diversity, Equity and Inclusion Program: through well-established policies, procedures, hiring practices and support systems, we promote diversity, equity and inclusion and integrate these values into our company;
•Subsidized child care programs for employees, including access to onsite centers in Las Vegas;
•On-site provision of meals for employees;
•Training and development: through Sands Academy, our global training and development platform, we provide courses, learning tools, coaching opportunities and one-on-one consulting to help employees fulfill their potential, as well as provide tuition reimbursement; and
•Coverage of all COVID-19 Pandemic testing and treatment under all of the Company’s medical plans at no cost to the employees and their dependents.
Our employees are not covered by collective bargaining agreements, except as discussed below with respect to certain Sands Expo Center employees. We believe we have good relations with our employees and any relevant union.
Certain unions have engaged in confrontational and obstructive tactics at some of our properties, including contacting potential customers, tenants and investors, objecting to various administrative approvals and informational picketing, and may continue these tactics in the future. Although we believe we will be able to operate despite such tactics, no assurance can be given we will be able to do so or the failure to do so would not have a material adverse effect on our financial condition, results of operations and cash flows. Although no assurances can be given, if employees decide to be represented by labor unions, management does not believe such representation would have a material effect on our financial condition, results of operations and cash flows.
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

Health and Safety
During 2020, we focused significant attention on the effective handling of the COVID-19 Pandemic. We implemented new protocols and processes designed to limit the spread of the virus. These include the use of hand sanitizers and face masks, new cleaning and disinfecting regimes, testing and tracing and the implementation of social distancing measures in restaurants, bars, gaming, recreation and back of the house areas. We have made physical changes to our properties, such as the installation of thermal screening points at entrances and changes to our heating, ventilation and air conditioning (“HVAC”) systems. The latter included the installation of “hospital grade” filters and the use of more fresh air from outside to prevent the recirculation of virus particles and other pathogens. In the midst of the COVID-19 Pandemic-related challenges, we have supported our employees by forgoing furloughs and layoffs and maintaining steady paychecks and health benefits.
Commitment to Environmental Sustainability
We focus significant attention on minimizing our environmental impact with the goal of reducing the environmental footprint of our existing properties and offsetting the impact of new developments. Through Sands ECO360, we endeavor to adapt to emerging trends, support new technologies and foster environmental stewardship in the areas of green buildings, environmentally responsible operations and green meetings and events. The program is aligned with the United Nations Sustainable Development Goals and other key environmental standards in the areas of energy, water, waste, procurement, food and transportation.
Our Environmental, Social and Governance Report is available on our website and contains further information on our environmental sustainability performance, including data indices that reflect the reporting requirements of the Global Reporting Initiative and the Sustainability Accounting Standards Board. The contents of the Report and our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file or furnish with the SEC, and any reference to the Report and our website are intended to be inactive textual references only.
In addition to our internal initiatives, we have developed the Drop by Drop Project, a collaborative water stewardship initiative in conjunction with Clean the World Foundation. The Drop by Drop Project is designed to encourage sustainability in our local regions and reinvests capital from our water stewardship efforts into innovative water projects in Las Vegas, Macao and Singapore.
We were the only U.S.-based casino and gaming company to be named on the Dow Jones Sustainability World Index 2020 and North America Index 2020. We were one of only 16 companies in North America to be included on the A List for both CDP Climate Change and Water Security in 2020.
Development Projects
We regularly evaluate opportunities to improve our product offerings, such as refreshing our meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and our gaming areas, as well as other revenue generating additions to our Integrated Resorts.
Macao
Construction work on the conversion of Sands Cotai Central into the new destination Integrated Resort, The Londoner Macao, is progressing. This project is being delivered in phases, which started in 2020 and will continue throughout 2021. Upon completion, The Londoner Macao will feature new attractions and features internally and externally from London, including some of London’s most recognizable landmarks, such as the Houses of Parliament and The Elizabeth Tower (commonly known as "Big Ben"). The Londoner Macao Hotel opened in January 2021 with approximately 600 London-themed suites, including 14 exclusive Suites by David Beckham. The resort will also feature the Londoner Court with approximately 370 luxury suites; construction of the Londoner Court is now complete and we expect it to open in 2021. Our retail offerings will be expanded and rebranded as the Shoppes at Londoner.
We anticipate the total costs associated with The Londoner Macao development project described above and the recently completed The Grand Suites at Four Seasons to be approximately $2.2 billion. The ultimate costs and completion dates for The Londoner Macao development is subject to change as we complete the project. See "Item

1A — Risk Factors — Risks Related to Our Business — There are significant risks associated with our construction projects."
Singapore
In April 2019, MBS entered into the Second Development Agreement with the STB pursuant to which MBS has agreed to construct a development, which will include a hotel tower with approximately 1,000 rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats. The Second Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.4 billion at exchange rates in effect on December 31, 2020), which investment must be completed within eight years from the effective date of the agreement. The amount of the total project cost will be finalized as we complete design and development and begin construction. We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Second Development Agreement. On June 18, 2020, we further amended our 2012 Singapore Credit Facility, which among other things, extends to June 30, 2021, the deadline for delivering the construction costs estimate and the construction schedule for the MBS Expansion Project.
United States
We began constructing a high-rise residential condominium tower (the "Las Vegas Condo Tower"), located on the Las Vegas Strip within The Venetian Resort Las Vegas. In 2008, we suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. We continue to evaluate the highest return opportunity for the project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should management decide to abandon the project, we could record a charge for some portion of the $130 million in capitalized construction costs (net of depreciation) as of December 31, 2020.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
Regulation and Licensing
Macao Concession and Our Subconcession
In June 2002, the Macao government granted one of three concessions to operate casinos in Macao to Galaxy. During December 2002, we entered into a subconcession agreement with Galaxy, which was approved by the Macao government. The subconcession agreement allows us to develop and operate certain casino projects in Macao, including Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao, The Londoner Macao and The Parisian Macao, separately from Galaxy. Under the subconcession agreement, we are obligated to operate casino games of chance or games of other forms in Macao.
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
Any person who fails or refuses to apply for a finding of suitability after being ordered to do so by the Macao gaming authorities may be found unsuitable. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the common stock of a company incorporated in Macao and registered with the Macao Companies and Moveable Assets Registrar (a "Macao registered corporation") beyond the period of time prescribed by the Macao gaming authorities may lose their rights to the shares. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:
•pay that person any dividend or interest upon its shares;
•allow that person to exercise, directly or indirectly, any voting right conferred through shares held by that person;
•pay remuneration in any form to that person for services rendered or otherwise; or
•fail to pursue all lawful efforts to require that unsuitable person to relinquish its shares.
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
The Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao, The Londoner Macao and The Parisian Macao are being operated under our subconcession agreement. This subconcession excludes the following gaming activities: mutual bets, lotteries, raffles, interactive gaming and games of chance or other gaming, betting or gambling activities on ships or planes. Our subconcession is exclusively governed by Macao law. We are subject to the exclusive jurisdiction of the courts of Macao in case of any dispute or conflict relating to our subconcession.
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
Under our subconcession, we are obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2020). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,570, $18,785 and $125, respectively, at exchange rates in effect on December 31, 2020), subject to a minimum of 45 million patacas (approximately $6 million at exchange rates in effect on December 31, 2020). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. This percentage may be subject to change in the future.
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
In August 2018, we received an additional exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance for the period of January 1, 2019 through June 26, 2022, the date our subconcession agreement expires. Additionally, we entered into an agreement with the Macao government in April 2019, effective through June 26, 2022, providing for an annual payment of 38 million patacas (approximately $5 million at exchange rates in effect on December 31, 2020) as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. We intend to request extensions of these tax arrangements, however, there is no assurance we will receive the additional agreement.
Development Agreement with Singapore Tourism Board
On August 23, 2006, MBS entered into a development agreement, as amended by a supplementary agreement on December 11, 2009 (the "Development Agreement"), with the STB to design, develop, construct and operate the Marina Bay Sands. The Development Agreement includes a concession for MBS to own and operate a casino within the Integrated Resort. In addition to the casino, the Integrated Resort includes, among other amenities, a hotel, a retail complex, a convention center and meeting room complex, theaters, restaurants and an art/science museum. MBS is one of two companies awarded a concession to operate a casino in Singapore. Under the request for proposals to develop an integrated resort at Marina Bay, Singapore, during an initial ten-year exclusive period (the "Exclusivity Period") only two licensees were granted the right to operate a casino in Singapore, which expired on February 28, 2017. In connection with entering into the Development Agreement, MBS entered into a 60-year lease with the STB for the parcels underlying the project site and entered into an agreement with the Land Transport Authority of Singapore for the provision of necessary infrastructure for rapid transit systems and road works within and/or outside the project site. During the Exclusivity Period, the Company, which is currently the 100% indirect shareholder of MBS, must continue to be the single largest entity with direct or indirect controlling interest of at least 20% in MBS, unless otherwise approved by the CRA.
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
In April 2019, MBS and the STB entered into the Second Development Agreement pursuant to which MBS has agreed to construct a second large-scale development, the MBS Expansion Project, located adjacent to Marina Bay Sands, comprising of additional MICE facilities, a hotel tower with approximately 1,000 rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats. The Second Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.4 billion at exchange rates in effect on December 31, 2020). The amount of the total project cost will be finalized as we complete design and development and begin construction. In connection with the Second Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project (the "Land"). In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction). We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Development Agreement. On June 18, 2020, MBS entered into an amendment letter to the 2012 Singapore Credit Facility, which among other things, extends to June 30, 2021, the deadline for delivering the construction costs estimate and the construction schedule for the MBS Expansion Project.
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
The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things:
•the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;
•the establishment and maintenance of responsible accounting practices and procedures;
•the maintenance of effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;
•the prevention of cheating and fraudulent practices; and
•the establishment of a source of state and local revenues through taxation and licensing fees.
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
Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chair of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or a licensed subsidiary, we, or any of the licensed subsidiaries:
•pay that person any dividend or interest upon any voting securities;
•allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
•pay remuneration in any form to that person for services rendered or otherwise; or
•fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities including, if necessary, the purchase for cash at fair market value.
Our charter documents include provisions intended to help us comply with these requirements.

The Nevada Commission may, in its discretion, require the holder of any debt security of a registered corporation to file an application, be investigated and be found suitable to own the debt security of such registered corporation. If the Nevada Commission determines a person is unsuitable to own such security, then pursuant to the Nevada Act, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:
•pays to the unsuitable person any dividend, interest, or any distribution whatsoever;
•recognizes any voting right by such unsuitable person in connection with such securities; or
•pays the unsuitable person remuneration in any form.
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
The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to:
•assure the financial stability of corporate gaming operators and their affiliates;
•preserve the beneficial aspects of conducting business in the corporate form; and
•promote a neutral environment for the orderly governance of corporate affairs.
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
License fees and taxes, computed in various ways depending upon the type of gaming or activity involved, are payable to the State of Nevada and to Clark County, Nevada. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:
•a percentage of the gross revenues received;

•the number of gaming devices operated; or
•the number of table games operated.
The tax on gross gaming revenues received is generally 6.75% for the State of Nevada and 0.55% for Clark County. In addition, an excise tax is paid by us on charges for admission to any facility where certain forms of live entertainment are provided. VCR is also required to pay certain fees and taxes to the State of Nevada as a licensed manufacturer and distributor.
We have deposited with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $50,000 to pay the expenses of any investigation by the Nevada Board into our participation in such gaming operations outside of Nevada. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. We are also required to comply with certain reporting requirements on such operation and are subject to disciplinary action by the Nevada Commission if the foreign gaming operations knowingly violate any laws of any foreign jurisdiction pertaining to such foreign gaming operation, fail to conduct such foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in such foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability or who has been found guilty of cheating at gambling.
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
Agreements Relating to the Malls in Las Vegas
For a discussion of each of our malls in Las Vegas, see "Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Mall Activities."
Restated Reciprocal Easement, Use and Operating Agreement
Our business plan calls for each of The Venetian Resort Las Vegas, Sands Expo Center and the Grand Canal Shoppes, though separately owned, to be integrally related components of one facility (the "LV Integrated Resort"). In establishing the terms for the integrated operation of these components, the Fourth Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of February 29, 2008, by and among Interface Group-Nevada, Inc., Grand Canal Shops II, LLC, Phase II Mall Subsidiary, LLC, VCR and Palazzo Condo Tower, LLC (the "REA") sets forth agreements regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing and the sharing of some facilities and related costs. Subject to applicable law, the REA binds all current and future owners of all portions of the LV Integrated Resort. Accordingly, subject to applicable law, the obligations in the REA will "run with the land" if any of the components change hands.
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

Risks Related to Our Business
The COVID-19 Pandemic has materially adversely affected the number of visitors to our facilities and disrupted our operations, and we expect this adverse impact to continue until the COVID-19 Pandemic is contained.
We expect the impact of the disruptions resulting from the impact of the COVID-19 Pandemic, including the extent of their adverse impact on our financial and operational results, will be dictated by the length of time such disruptions continue. Although all our properties are currently open, we cannot predict whether future closures would be appropriate or could be mandated. Even once travel advisories and restrictions are modified or cease to be necessary, demand for Integrated Resorts may remain weak for a significant length of time and we cannot predict if or when the gaming and non-gaming activities of our properties will return to pre-outbreak levels of volume or pricing. In particular, future demand for Integrated Resorts may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth or reduced business spending for MICE resulting from the impact of the COVID-19 Pandemic. In addition, we cannot predict the impact the COVID-19 Pandemic will have on our mall tenants in Macao and Singapore.
Our businesses would also be impacted should the disruptions from the COVID-19 Pandemic lead to prolonged changes in consumer behavior or could impact our current construction projects in Macao and Singapore. There are certain limitations on our ability to mitigate the adverse financial impact of these matters, such as the fixed costs at our properties, the access to construction labor due to immigration restrictions or construction materials due to vendor supply chain delays. The COVID-19 Pandemic also makes it more challenging for management to estimate the future performance of our businesses, particularly over the near to medium term. Any of these events may continue to disrupt our ability to staff our business adequately, could continue to generally disrupt our operations or construction projects and, if the global response to contain the COVID-19 Pandemic escalates or is unsuccessful, would have a material adverse effect on our business, financial condition, results of operations and cash flows.
The COVID-19 Pandemic has had, and will continue to have, a material adverse effect on our results of operations and cash flows. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the COVID-19 Pandemic and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition.
Our business is particularly sensitive to reductions in discretionary consumer and corporate spending as a result of downturns in the economy.
Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities we offer is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending. Changes in discretionary consumer spending or corporate spending on conventions and business travel could be driven by many factors, such as: perceived or actual general economic conditions; fear of exposure to a widespread health epidemic, such as the COVID-19 Pandemic; any weaknesses in the job or housing market; credit market disruptions; high energy, fuel and food costs; the increased cost of travel; the potential for bank failures; perceived or actual disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; or fear of war, political instability, civil unrest or future acts of terrorism. These factors could reduce consumer and corporate demand for the luxury amenities and leisure and business activities we offer, thus imposing additional limits on pricing and harming our operations.
Natural or man-made disasters, an outbreak of highly infectious or contagious disease, political instability, civil unrest, terrorist activity or war could materially adversely affect the number of visitors to our facilities and disrupt our operations.
So-called "Acts of God," such as typhoons and rainstorms, particularly in Macao, and other natural disasters, man-made disasters, outbreaks of highly infectious or contagious diseases, political instability, civil unrest, terrorist activity or war may result, and in the case of the COVID-19 Pandemic, have resulted, in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect, and the COVID-19 Pandemic has adversely affected, the number of visitors to our properties. Any of these events may disrupt our ability to staff our business adequately, could generally disrupt our operations and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we have insurance coverage with respect to some of these events, we cannot assure you any such coverage will provide any coverage or be sufficient to indemnify us fully against all direct and indirect costs, including any loss of business that could result from substantial damage to, or partial or complete destruction of, any of our properties.
Our business is sensitive to the willingness of our customers to travel.
We are dependent on the willingness of our customers to travel. Only a small amount of our business is and will be generated by local residents. Most of our customers travel to reach our Macao, Singapore and Las Vegas properties. Infectious diseases may severely disrupt, and in the case of the COVID-19 Pandemic, have severely disrupted, domestic and international travel, which would result in a decrease in customer visits to Macao, Singapore and Las Vegas, including our properties. Regional political events, acts of terrorism or civil unrest, including those resulting in travelers perceiving areas as unstable or an unwillingness of governments to grant visas, regional conflicts or an outbreak of hostilities or war could have a similar effect on domestic and international travel. Management cannot predict the extent to which disruptions from these types of events in air or other forms of travel would have on our business, financial condition, results of operations and cash flows.
We are subject to extensive regulations that govern our operations in any jurisdiction where we operate.
We are required to obtain and maintain licenses from various jurisdictions in order to operate certain aspects of our business, and we are subject to extensive background investigations and suitability standards in our gaming business. We also will become subject to regulation in any other jurisdiction where we choose to operate in the future. There can be no assurance we will be able to obtain new licenses or renew any of our existing licenses, or if such licenses are obtained, such licenses will not be conditioned, suspended or revoked; and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Item 1 — Business — Regulation and Licensing” for further description of regulations that govern our operations.
We are subject to regulations imposed by the Foreign Corrupt Practices Act (the "FCPA"), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. We entered into a comprehensive civil administrative settlement with the SEC on April 7, 2016, and a non-prosecution agreement with the Department of Justice (the "DOJ") on January 19, 2017, which resolved all inquiries related to these government investigations and included ongoing reporting obligations to the DOJ through January 2020. Any violation of the FCPA could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Certain Nevada gaming laws also apply to our gaming activities and associations in jurisdictions outside the State of Nevada. We are required to comply with certain reporting requirements concerning our current and proposed gaming activities and associations occurring outside the State of Nevada, including Macao, Singapore and other jurisdictions. We will also be subject to disciplinary action by the Nevada Commission if we fail to comply with Nevada gaming laws that govern our operations, as further described in “Item 1 — Business — Regulation and Licensing — State of Nevada.”
The gaming authorities in other jurisdictions where we operate or plan to operate, including in Macao and Singapore, exercise similar powers for purposes of assessing suitability in relation to our activities in other gaming jurisdictions where we do business.
We depend primarily on our properties in three markets for all of our cash flow.
We currently do not have material operations other than our Macao, Singapore and Las Vegas properties. As a result, we are primarily dependent upon our properties for all of our cash.
Given our operations are currently conducted primarily at properties in Macao, Singapore and Las Vegas and a large portion of our planned development is in Macao and Singapore, we are subject to greater risk than if we were more diversified. The risks to which we will have exposure include the following:
•local economic and competitive conditions;
•natural or man-made disasters, pandemics, epidemics, outbreaks of contagious or infectious diseases, such as the COVID-19 Pandemic, political instability, civil unrest, terrorist activity or war;
•inaccessibility due to inclement weather, road construction or closure of primary access routes;
•decline in air passenger traffic due to higher ticket costs, suspension of flights or fears concerning air travel;
•changes in local and state governmental laws and regulations, including gaming laws and regulations;
•changes in the availability of water; and
•a decline in the number of visitors to Macao, Singapore or Las Vegas.
We are a parent company and our primary source of cash is and will be distributions from our subsidiaries.
We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries derived from the earnings and cash flow generated by our operating properties. Our subsidiaries' payments to us will be contingent upon their earnings and upon other business considerations. If the global response to contain COVID-19 escalates, or is unsuccessful, our subsidiaries’ ability to generate sufficient earnings and cash flow to pay dividends or distributions in the future may be negatively impacted. For example, on April 17, 2020, SCL announced it will not pay a final dividend for 2019.
In addition, our Macao and Singapore credit agreements, under certain circumstances, may limit or prohibit certain payments of dividends or other distributions to us. We expect future debt instruments for the financing of future developments may contain similar restrictions.
Our debt instruments, current debt service obligations and substantial indebtedness may restrict our current and future operations.
Our current debt service obligations contain, or any future debt service obligations and instruments may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to:
•incur additional debt, including providing guarantees or credit support;
•incur liens securing indebtedness or other obligations;
•dispose of certain assets;
•make certain acquisitions;

•pay dividends or make distributions and make other restricted payments, such as purchasing equity interests, repurchasing junior indebtedness or making investments in third parties;
•enter into sale and leaseback transactions;
•engage in any new businesses;
•issue preferred stock; and
•enter into transactions with our stockholders and our affiliates.
In addition, our Macao, Singapore and U.S. credit agreements contain various financial covenants. See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt" for further description of these covenants.
As of December 31, 2020, we had $14.01 billion of long-term debt outstanding, net of original issue discount and deferred offering costs (excluding those costs related to our revolving facilities). This indebtedness could have important consequences to us. For example, it could:
•make it more difficult for us to satisfy our debt service obligations;
•increase our vulnerability to general adverse economic and industry conditions;
•impair our ability to obtain additional financing in the future for working capital needs, capital expenditures, development projects, acquisitions or general corporate purposes;
•require us to dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds available for our operations and development projects;
•limit our flexibility in planning for, or reacting to, changes in the business and the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that have less debt; and
•subject us to higher interest expense in the event of increases in interest rates.
Subject to applicable laws, including gaming laws, and certain agreed upon exceptions, our Singapore debt is secured by liens on substantially all of the assets of our Singapore operations.
Our ability to timely refinance and replace our indebtedness in the future will depend upon general economic and credit market conditions, approval required by local government regulators, adequate liquidity in the global credit markets, the particular circumstances of the gaming industry, and prevalent regulations and our cash flow and operations, in each case as evaluated at the time of such potential refinancing or replacement. For example, we have a principal amount of $63 million in long-term debt maturing during each of the two years ending December 31, 2022 and $1.86 billion, $1.89 billion and $3.36 billion in long-term debt maturing during the years ending December 31, 2023, 2024 and 2025, respectively. If we are unable to refinance or generate sufficient cash flow from operations to repay our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments, or reduce dividend payments. There is no assurance any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
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
Some of our credit facilities calculate interest on the outstanding principal balance using London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the United Kingdom Financial Conduct Authority (the "FCA") announced it would phase out LIBOR as a benchmark by the end of 2021. In the meantime, actions by the FCA, other regulators or law enforcement agencies may result in changes to the method by which LIBOR is calculated. While the expectation is that LIBOR will cease to exist, the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate our credit facilities that reference LIBOR as a factor in determining the interest rate. At this time, it is not possible to predict the effect on our financial condition, results of operations and cash flows of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.
We are subject to fluctuations in foreign currency exchange rates.
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
We are a parent company whose primary source of cash is distributions from our subsidiaries. Fluctuations in the U.S. dollar/SGD exchange rate, the U.S. dollar/Macao pataca exchange rate and/or the U.S. dollar/Hong Kong Dollar ("HKD") exchange rate could have a material adverse effect on the amount of dividends and distributions from our Singapore and Macao operations.
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
During the year ended December 31, 2020, approximately 24.0%, 14.6% and 68.8% of our table games drop at our Macao properties, Marina Bay Sands and our Las Vegas properties, respectively, was from credit-based wagering. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible.

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
Our operations face significant competition, which may increase in the future.
The hotel, resort and casino businesses in Macao, Singapore and Las Vegas are highly competitive. Our Macao properties compete with numerous other casinos located within Macao. Additional Macao facilities announced by our competitors and the increasing capacity of hotel rooms in Macao could add to the competitive dynamic of the market.
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

Our Las Vegas operations compete, to some extent, with other hotel/casino facilities in Nevada, casinos located on Native American tribal lands, including those in California, as well as hotel/casinos and other resort facilities and vacation destinations elsewhere in the United States and around the world. Our Sands Expo Center provides recurring demand for mid-week room nights for business travelers who attend meetings, trade shows and conventions in Las Vegas and presently competes with other large convention centers, including convention centers in Las Vegas and other cities. To the extent these competitors are able to capture a substantially larger portion of the trade show and convention business, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.
The proliferation of gaming venues and gaming activities, such as online gaming, as well as renovations and expansions by our competitors, and their ability to attract customers away from our properties could have a material adverse effect on our financial condition, results of operations and cash flows.
Risks Associated with Our International Operations
There are significant risks associated with our construction projects.
We previously announced the renovation, expansion and rebranding of Sands Cotai Central into The Londoner Macao, the addition of approximately 370 luxury suites in the Londoner Court and the MBS Expansion Project in Singapore. These development projects and any other construction projects we undertake will entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors' control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. Construction contractors or counterparties for our current projects may be required to bear certain cost overruns for which they are contractually liable, and if such counterparties are unable to meet their obligations, we may incur increased costs for such developments. In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to manage successfully our worldwide construction projects, it could have a material adverse effect on our financial condition, results of operations and cash flows.
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

Our Macao subconcession and Singapore concession can be terminated under certain circumstances without compensation to us.
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
The Macao and Singapore governments could grant additional rights to conduct gaming in the future and increase competition we face.
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
Conducting business in Macao and Singapore has certain political and economic risks.
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
The Macao government approved smoking control legislation, which prohibits smoking in casinos. This legislation permits casinos to maintain designated smoking rooms opened to the public, as long as such rooms comply with certain conditions, namely that no gaming equipment is installed within a three-meter radius from their entrance doors, that they are physically separated from the remaining areas and that no activity other than smoking is conducted inside the rooms, including gaming. Such legislation may deter potential gaming customers who are smokers from frequenting casinos in jurisdictions with smoking bans such as Macao. Such laws and regulations could change or could be interpreted differently in the future. We cannot predict the future likelihood or outcome of similar legislation or referendums in other jurisdictions where we operate or the magnitude of any decrease in revenues as a result of such regulations, though any smoking ban could have an adverse effect on our business, financial condition, results of operations and cash flows.
Our tax arrangements with the Macao government may not be extended on terms favorable to us or at all beyond their June 26, 2022 expiration dates.
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
We are subject to limitations of the pataca exchange markets and restrictions on the export of the renminbi.
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
Risks Associated with Our U.S. Operations
A breach by the owner of the Grand Canal Shoppes of any of its material agreements with us could have a material adverse effect on our financial condition.
Venetian Casino Resort, LLC, is party to the Fourth Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of February 29, 2008 ("REA") with Brookfield, owner and operator of the Grand Canal Shoppes. In establishing the terms for the integrated operation of these companies, the REA sets forth agreements regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing and the sharing of some facilities and related costs. If Brookfield substantially breaches its obligations under the REA, such breaches could have a material adverse effect on our financial condition.
Risks Related to Stock Ownership and Stockholder Matters
The interests of our principal stockholders in our business may be different from yours.
Mr. Adelson, his family members and trusts and other entities established for the benefit of Mr. Adelson‘s family members (collectively our "Principal Stockholders") beneficially owned approximately 57% of our outstanding common stock as of December 31, 2020. Accordingly, our Principal Stockholders exercise significant influence over our business policies and affairs, including the composition of our Board of Directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of our Principal Stockholders. The interests of our Principal Stockholders may differ from your interests.
Conflicts of interest may arise because certain of our directors and officers are also directors of SCL.
In November 2009, our subsidiary, SCL, listed its ordinary shares on The Main Board of The Stock Exchange of Hong Kong Limited (the "SCL Offering"). We currently own 69.9% of the issued and outstanding ordinary shares of SCL. As a result of SCL having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of SCL may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of SCL. Decisions that could have different implications for us and SCL, including contractual arrangements we have entered into or may in the future enter into with SCL, may give rise to the appearance of a potential conflict of interest.
Certain Nevada gaming regulations apply to beneficial owners of our voting securities.
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
Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Authorities may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice a person is unsuitable to be a stockholder or to have any other relationship with us or a licensed subsidiary, we, or any of the licensed subsidiaries:
•pay that person any dividend or interest upon any voting securities;
•allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
•pay remuneration in any form to that person for services rendered or otherwise; or
•fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities including, if necessary, purchasing them for cash at fair market value.
Human Capital Related Risk Factors
We depend on the continued services of key officers.
Our historical success was principally dependent on our founder, Chairman and Chief Executive Officer, Sheldon G. Adelson. On January 12, 2021, we announced the passing of Mr. Adelson. On January 26, 2021, we announced Mr. Goldstein was appointed Chairman and Chief Executive Officer and Patrick Dumont was appointed President and Chief Operating Officer. Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including Robert G. Goldstein and Patrick Dumont. The loss of their services or the services of our other senior managers, or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business.

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
General Risk Factors
We may fail to establish and protect our IP rights.
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
Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer and our insurance costs may increase in the future.
We have comprehensive property and liability insurance policies for our properties in operation, as well as those in the course of construction, with coverage features and insured limits we believe are customary in their breadth and scope. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a pandemic or catastrophic nature, such as infectious disease, such as the COVID-19 Pandemic, earthquakes, hurricanes and floods, or terrorist acts, or certain liabilities may be, or are, uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property.

Certain of our debt instruments and other material agreements require us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements.
We are subject to changes in tax laws and regulations.
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
Because we own real property, we are subject to extensive environmental regulation.
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
ITEM 1B. — UNRESOLVED STAFF COMMENTS
None.
ITEM 2. — PROPERTIES
We have received concessions from the Macao government to build on a six-acre land site for the Sands Macao and the sites on which The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao, The Londoner Macao and The Parisian Macao are located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. As specified in the land concessions, we are required to pay premiums, which are either payable in a single lump sum upon acceptance of our land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concession, which may be revised every five years by the Macao government. In October 2008, the Macao government amended our land concession to separate the retail and hotel portions of The Plaza Macao and Four Seasons Hotel Macao parcel and allowed us to subdivide the parcel into four separate components, consisting of retail; hotel/casino; an apart-hotel tower; and parking areas. In consideration for the amendment, we paid an additional land premium of approximately $18 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use. See "Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5 — Leasehold Interests in Land, Net" for more information on our payment obligation under these land concessions.

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
In March 2004, we entered into a long-term lease with a third party for the airspace over which a portion of The Shoppes at The Palazzo was constructed (the "Leased Airspace"). In January 2008, we acquired fee title from the same third party to the airspace above the Leased Airspace (the "Acquired Airspace") in order to build the Las Vegas Condo Tower, a high-rise residential condominium tower that was being constructed on the Las Vegas Strip within The Venetian Resort Las Vegas. In February 2008, in connection with the sale of The Shoppes at The Palazzo, GGP acquired control of the Leased Airspace. We continue to retain fee title to the Acquired Airspace in order to resume building when demand and market conditions improve.
ITEM 3. — LEGAL PROCEEDINGS
For a discussion of legal proceedings, see "Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 14 — Commitments and Contingencies — Litigation."
ITEM 4. — MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock trades on the NYSE under the symbol "LVS." As of February 2, 2021, there were 763,842,938 shares of our common stock outstanding that were held by 309 stockholders of record.
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
Common Stock Dividends
In April 2020, we suspended our quarterly dividend program due to the impact of the COVID-19 Pandemic.
Recent Sales of Unregistered Securities
There have not been any sales by the Company of equity securities in the last three fiscal years that have not been registered under the Securities Act of 1933.
Purchases of Equity Securities by the Issuer
In June 2018, the Company's Board of Directors authorized the repurchase of $2.50 billion of its outstanding common stock, which was to expire in November 2020. In October 2020, the Company's Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022. During the year ended December 31, 2020, no shares of our common stock were repurchased under this program. All repurchases under the stock repurchase program are made from time to time at our discretion in accordance with applicable federal securities laws. All share repurchases of our common stock have been recorded as treasury shares.

Performance Graph
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor's 500 Index and the Dow Jones US Gambling Index, during the five years ended December 31, 2020. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/2020
Las Vegas Sands Corp.
S&P 500
Dow Jones US Gambling Index

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Las Vegas Sands Corp.	$100.00	$128.75	$175.38	$137.56	$191.80	$168.78
S&P 500	$100.00	$111.95	$136.38	$116.67	$130.39	$202.96
Dow Jones US Gambling Index	$100.00	$128.19	$179.66	$124.66	$183.94	$164.92
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
We adopted ASC 842, Leases, effective January 1, 2019, on a prospective basis. See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 — Leases" for further information regarding these changes. Total assets for the years ended December 31, 2018, 2017 and 2016 were not revised and are presented in accordance with ASC 840, Leases, and related interpretations.

	Year Ended December 31,
	2020(1)	2019(2)	2018(3)	2017(4)	2016(5)

	(In millions, except per share data)
STATEMENT OF OPERATIONS DATA
Net revenues	$3,612	$13,739	$13,729	$12,728	$11,271
Operating expenses	5,300	10,041	9,978	9,264	8,769
Operating income (loss)	(1,688)	3,698	3,751	3,464	2,502
Interest income	21	74	59	16	10
Interest expense, net of amounts capitalized	(536)	(555)	(446)	(327)	(274)
Other income (expense)	22	23	26	(94)	31
Gain on sale of Sands Bethlehem	—	556	—	—	—
Loss on modification or early retirement of debt	—	(24)	(64)	(5)	(5)
Income (loss) before income taxes	(2,181)	3,772	3,326	3,054	2,264
Income tax (expense) benefit	38	(468)	(375)	209	(239)
Net income (loss)	(2,143)	3,304	2,951	3,263	2,025
Net (income) loss attributable to noncontrolling interests	458	(606)	(538)	(455)	(346)
Net income (loss) attributable to Las Vegas Sands Corp.	$(1,685)	$2,698	$2,413	$2,808	$1,679
Per share data:
Basic and diluted earnings (loss) per share	$(2.21)	$3.50	$3.07	$3.55	$2.11
Cash dividends declared per common share(6)	$0.79	$3.08	$3.00	$2.92	$2.88
OTHER DATA
Capital expenditures	$1,330	$1,216	$949	$837	$1,398

	December 31,
	2020(7)	2019(8)	2018(9)	2017	2016

	(In millions)
BALANCE SHEET DATA
Total assets	$20,807	$23,199	$22,547	$20,687	$20,469
Long-term debt	$13,931	$12,422	$11,874	$9,344	$9,428
Total Las Vegas Sands Corp. stockholders' equity	$2,973	$5,187	$5,684	$6,486	$6,177
_________________________
(1)During the year ended December 31, 2020, operations in each of our jurisdictions were significantly impacted by the COVID-19 Pandemic.

(2)We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019. During the year ended December 31, 2019, we recorded a gain on the sale of Sands Bethlehem of $556 million.
(3)During the year ended December 31, 2018, we recorded a $64 million loss on early retirement of debt primarily due to the retirement of the 2016 VML Credit Facility in connection with the issuance of the SCL Senior Notes.
(4)During the year ended December 31, 2017, we recorded a nonrecurring non-cash income tax benefit of $526 million due to U.S. tax reform enacted at the end of 2017. We also revised the estimated useful lives of certain assets to better reflect the estimated periods during which these assets are expected to remain in service, resulting in a decrease in depreciation and amortization expense and an increase in operating income of $112 million, and an increase in net income attributable to Las Vegas Sands Corp. of $72 million, or earnings per share of $0.09 on a basic and diluted basis.
(5)During the year ended December 31, 2016, we recorded pre-opening expenses of $130 million driven by the opening of The Parisian Macao in September 2016, a nonrecurring corporate expense of $79 million and a loss on disposal or impairment of assets of $79 million primarily related to the write-off of costs related to the Las Vegas Condo Tower, as well as other dispositions at the Company's various operating properties.
(6)During the years ended December 31, 2020, 2019, 2018, 2017 and 2016, we paid dividends of $0.79, $3.08, $3.00, $2.92 and $2.88, respectively, per common share as part of a regular cash dividend program.
(7)During the year ended December 31, 2020, SCL issued two series of unsecured notes in an aggregate principal amount of $1.50 billion. See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt."
(8)During the year ended December 31, 2019, LVSC issued four series of unsecured notes in an aggregate principal amount of $4.0 billion, a portion of which was used to repay in full the outstanding borrowings under the 2013 U.S. Credit Facility and repurchase shares of our common stock. See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt."
(9)During the year ended December 31, 2018, SCL issued three series of unsecured notes in an aggregate principal amount of $5.50 billion, a portion of which was used to repay in full the outstanding borrowings under the 2016 VML Credit Facility, and amended our U.S. Credit Facility to increase the amount of the term loans by $1.35 billion. See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt."

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
Overview
We view each of our Integrated Resorts as an operating segment. Our operating segments in Macao consist of The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; and the Sands Macao. Our operating segment in Singapore is Marina Bay Sands. Our operating segments in the U.S. consist of the Las Vegas Operating Properties, which includes The Venetian Resort Las Vegas and the Sands Expo Center, and, through May 30, 2019, Sands Bethlehem.
During 2020, we had achieved milestones in advancing several of our strategic objectives. We continued progress on our key development projects in Macao for the conversion of Sands Cotai Central into The Londoner Macao and we opened The Grand Suites at Four Seasons in October 2020, featuring gaming spaces and 289 luxury suites. In Singapore, we initiated development activities associated with the MBS Expansion Project. Finally, we continued to strengthen our balance sheet with the issuance of SCL 2026 and 2030 Senior Notes to provide funds for incremental liquidity and general corporate purposes.
COVID-19 Pandemic
In early January 2020, an outbreak of a respiratory illness caused by a novel coronavirus was identified and the disease has since spread rapidly across the world causing the World Health Organization to declare on March 12, 2020, the outbreak of a pandemic (the “COVID-19 Pandemic”). As a result, people across the globe were advised to avoid non-essential travel. Steps were also taken by various countries, including those in which we operate, to restrict inbound international travel and implement closures of non-essential operations, including our Integrated Resorts for certain periods in 2020 in each of the jurisdictions in which we operate, to contain the spread of the virus.
Visitation to Macao decreased substantially throughout 2020 as a result of various government policies limiting travel. Travel restrictions and quarantine requirements have been varying in response to changes in circumstances in other countries. A complete ban on entry, or a need to undergo enhanced quarantine requirements depending on the person’s residency and their recent travel history, remains in place for Macao residents, foreign workers residing in Macao and international travelers from countries other than mainland China.
Beginning December 21, 2020, all travelers who have been to any overseas territory, including Hong Kong, but not including mainland China or Taiwan, in the past 14 days will be subject to a 21-day compulsory quarantine at a designated location when arriving in Macao. Those travelers arriving from mainland China or Taiwan will be subject to a 14-day quarantine. People from low risk cities in China may enter Macao quarantine free, subject to them holding the appropriate travel documents, a negative COVID-19 test result and a green health-code. All other foreign nationals, including those holding a temporary work permit, are still not permitted to enter Macao. The China Individual Visit Scheme ("China IVS") recommenced for certain regions from August 12, 2020, and was extended to more jurisdictions within mainland China effective September 23, 2020. General travel restrictions within mainland China continue to exist and are updated and revised based on evolving public health consideraions within China.
Following suspension of all gaming operations on February 5, 2020 by the Macao government, our Macao casino operations resumed on February 20, 2020, except for operations at The Londoner Macao, which resumed on February 27, 2020. Additional health safeguards, such as the requirement to present a negative COVID-19 test certificate prior to entering the casino, have been implemented, as well as the ongoing limitation on the number of seats per table game, slot machine spacing, temperature checks and mandatory mask protection. Management is currently unable to determine when these measures will be modified or cease to be necessary.

Some of our Macao hotel facilities were also closed during the casino suspension in response to the drop in visitation and, with the exception of the Conrad Macao, Cotai Strip which reopened on June 13, 2020, these hotels were gradually reopened from February 20, 2020. In support of the Macao government’s initiatives to fight the COVID-19 Pandemic, we provided one tower (approximately 2,000 hotel rooms) for quarantine purposes at the Sheraton Grand Macao Hotel, Cotai Strip to the Macao government to house individuals who returned to Macao. This tower has been utilized for quarantine purposes on several occasions including from March 28 to April 30, 2020; from June 7 to August 14, 2020; from December 20, 2020 until February 6, 2021; and will resume on February 20, 2021 until further notice.
Operating hours at restaurants across our Macao properties are continuously being adjusted in line with movements in guest visitation. The majority of retail outlets in the various shopping malls are open with reduced operating hours. The timing and manner in which these areas will return to full operation are currently unknown.
The Hong Kong government temporarily closed the Hong Kong China Ferry Terminal in Kowloon on January 30, 2020, and the Hong Kong Macao Ferry Terminal in Hong Kong on February 4, 2020. In response, we have suspended our Macao ferry operations between Macao and Hong Kong. The timing and manner in which our normal ferry operations will be able to resume are currently unknown.
Our operations in Macao have been significantly impacted by the lack of visitation to Macao. The Macao government announced total visitation from mainland China to Macao decreased 83.0% for 2020, as compared to 2019. The Macao government also announced gross gaming revenue decreased by 79.3% for 2020, as compared to 2019.
Beginning on April 7, 2020, the Singapore government suspended all casino and non-essential operations, including all operations at Marina Bay Sands, due to the COVID-19 Pandemic. Our Singapore operations were permitted to reopen beginning on June 19, 2020; however, this only included certain restaurants and retail mall operations. The casino operations reopened on July 1, 2020; however, entry was initially limited to annual levy holders and certain Sands Rewards Club (“SRC”) members. The casino opened to all SRC members as of July 9, 2020, and to the public as of October 23, 2020. All operations are currently subject to capacity limitations.
On May 28, 2020, in support of the Singapore government’s initiatives to fight the COVID-19 Pandemic, Marina Bay Sands entered into an agreement with the Singapore government to utilize all three hotel towers to house Singapore residents for quarantine upon their initial return from other jurisdictions. The government’s use of the first tower ceased on June 26, 2020, while usage of the second and third towers continued through July 26, 2020. Beginning on July 17, 2020, the first tower reopened for normal operations, while the second and third towers reopened on August 1, 2020. On September 7, 2020, the STB announced that event organizers would be allowed to apply for pilot events with limited capacities of up to 250 attendees from October 1, 2020. The date on which nightlife venues may reopen is unknown at this time. In December 2020, Singapore entered phase 3 of reopening, which, among other things, increased our casino operating capacity for Marina Bay Sands from 3,000 players to 3,750 players.
Visitation to Marina Bay Sands declined significantly due to the COVID-19 Pandemic. The STB announced for the 12 months ended November 30, 2020 (the latest information publicly available at the time of filing), total visitation to Singapore decreased approximately 76.6%, as compared to the same period in 2019.
The Nevada government suspended all casino and non-essential operations, including all operations at the Las Vegas Operating Properties, beginning on March 18, 2020, due to the COVID-19 Pandemic. The Nevada government allowed casinos to reopen on June 4, 2020, under strict guidelines issued by the Gaming Control Board and the State of Nevada. We reopened the casino, suites within The Venetian Tower and The Palazzo Tower, and select food and beverage outlets on June 4, 2020, with certain operations subject to reduced capacity. Beginning October 1, 2020, the limit for both public and private events increased from 50 people to the lesser of 250 people or 50% of the room’s capacity (excluding employees, organizers and performers) provided social distancing measures and various safety and related protocols were followed. MICE events for more than 250 people, but no more than 1,000 people, were allowed subject to certain requirements. Larger venues, defined as having more than a 2,500 fixed-seating capacity, were allowed to host a gathering of 10% of their total capacity provided they met additional requirements. As a result of these requirements and lack of customer demand in connection with the impact of the

COVID-19 Pandemic, we have not held any MICE events at our Las Vegas Operating Properties since reopening on June 4, 2020.
In November 2020, the Nevada government tightened capacity and other restrictions, which included, among other things, a 25% capacity limit for gaming establishments and the lesser of 25% or 50 people for MICE events. These increased restrictions will be in place until at least February 14, 2021.
Visitation to our Las Vegas Operating Properties declined due to the COVID-19 Pandemic. The LVCVA announced for the 12 months ended November 30, 2020 (the latest information publicly available at the time of filing), total visitation to Las Vegas decreased 49.8%, as compared to the same period in 2019. The LVCVA also announced for the 12 months ended November 30, 2020 (the latest information publicly available at the time of filing), gross gaming revenue for the Las Vegas Strip decreased 38.5%, as compared to the same period in 2019.
In connection with reopening the Singapore and Las Vegas properties, we are adhering to social distancing requirements, which include reduced seating at table games and a decreased number of active slot machines on the casino floor. Additionally, there is uncertainty around the impact the COVID-19 Pandemic will continue to have on operations in future periods. For example, there have been a number of MICE event cancellations or rescheduling through the end of 2021 and there may be additional restrictions placed on our other services, such as nightclubs and entertainment venues for our Las Vegas properties.
If our Integrated Resorts are not permitted to resume normal operations, travel restrictions such as those related to inbound travel from other countries are not modified or eliminated, the China IVS and other visa programs are suspended or the global response to contain the COVID-19 Pandemic escalates or is unsuccessful, our operations, cash flows and financial condition will be additionally and materially impacted.
While each of our properties is currently open and operating at reduced levels due to lower visitation and the implementation of required safety measures as described above, the current economic and regulatory environment on a global basis and in each of our jurisdictions continues to evolve. We cannot predict the manner in which governments will react as the global and regional impact of COVID-19 changes over time, which could significantly alter our current operations.
We have a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $2.12 billion and access to $1.50 billion, $2.02 billion and $448 million of available borrowing capacity from our LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Revolving Facility, respectively, and SGD 3.69 billion (approximately $2.79 billion at exchange rates in effect on December 31, 2020) under our Singapore Delayed Draw Term Facility, exclusively for capital expenditures for the MBS Expansion Project, as of December 31, 2020. On January 25, 2021, SCL entered into an agreement with lenders to increase commitments under the 2018 SCL Credit Facility by HKD 3.83 billion (approximately $494 million at exchange rates in effect on the date of this transaction). Subsequently, on January 29, 2021, SCL drew down $29 million and HKD 2.13 billion (approximately $274 million at exchange rates in effect on January 29, 2021) under this facility for general corporate purposes, resulting in remaining available borrowing capacity of $2.21 billion. We believe we are able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow of non-essential items.
Key Operating Revenue Measurements
Operating revenues at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Marina Bay Sands and our Las Vegas Operating Properties are dependent upon the volume of customers who stay at the hotel, which affects the price charged for hotel rooms and our gaming volume. Operating revenues at Sands Macao are principally driven by casino customers who visit the property on a daily basis.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip win percentage is expected to be 3.15% to 3.45% in Macao and Singapore. Actual win percentage may vary from our expected win percentage and historical win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 24.0% and 14.6%, respectively, of our table games play was conducted on a credit basis for the year ended December 31, 2020.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Based upon our mix of table games, our table games are expected to produce a win percentage of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Actual win percentage may vary from our expected win percentage and historical win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 68.8% of our table games play at our Las Vegas Operating Properties was conducted on a credit basis for the year ended December 31, 2020.
Hotel revenue measurements: Performance indicators used are occupancy rate (a volume indicator), which is the average percentage of available hotel rooms occupied during a period and average daily room rate ("ADR", a price indicator), which is the average price of occupied rooms per day. Available rooms exclude those rooms unavailable for occupancy during the period due to renovation, development or other requirements (such as government mandated closure, lodging for team members and usage by the Macao and Singapore governments for quarantine measures). The calculations of the occupancy rate and ADR include the impact of rooms provided on a complimentary basis. Revenue per available room ("RevPAR") represents a summary of hotel ADR and occupancy. Because not all available rooms are occupied, ADR is normally higher than RevPAR. Reserved rooms where the guests do not show up for their stay and lose their deposit, or where guests check out early, may be re-sold to walk-in guests.
Mall revenue measurements: Occupancy, base rent per square foot and tenant sales per square foot are used as performance indicators. Occupancy represents gross leasable occupied area ("GLOA") divided by gross leasable area ("GLA") at the end of the reporting period. GLOA is the sum of: (1) tenant occupied space under lease and (2) tenants no longer occupying space, but paying rent. GLA does not include space currently under development or not on the market for lease. Base rent per square foot is the weighted average base or minimum rent charge, excluding rent concessions, in effect at the end of the reporting period for all tenants that would qualify to be included in occupancy. Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period. Only tenants that have been open for a minimum of 12 months are included in the tenant sales per square foot calculation.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Summary Financial Results
Our financial results were adversely impacted by decreased visitation at each of our operating properties due to the COVID-19 Pandemic. See “COVID-19 Pandemic” for further information. Net revenues for the year ended December 31, 2020 were $3.61 billion, compared to $13.74 billion for the year ended December 31, 2019. Operating loss was $1.69 billion, compared to operating income of $3.70 billion for the year ended December 31, 2019. Net loss was $2.14 billion for the year ended December 31, 2020, compared to net income of $3.30 billion for the year ended December 31, 2019.
Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2020	2019	Percent Change

	(Dollars in millions)
Casino	$2,268	$9,828	(76.9)%
Rooms	498	1,752	(71.6)%
Food and beverage	283	897	(68.5)%
Mall	381	716	(46.8)%
Convention, retail and other	182	546	(66.7)%
Total net revenues	$3,612	$13,739	(73.7)%
Consolidated net revenues were $3.61 billion for the year ended December 31, 2020, a decrease of $10.13 billion compared to $13.74 billion for the year ended December 31, 2019, due to decreases of $7.12 billion, $1.84 billion and $940 million at our Macao operations, Marina Bay Sands and our Las Vegas Operating Properties, respectively. The decreases were driven by decreased visitation and temporary property closures as a result of the COVID-19 Pandemic, as described above. Additionally, there was a $227 million decrease due to the sale of Sands Bethlehem on May 31, 2019.

Net casino revenues decreased $7.56 billion compared to the year ended December 31, 2019, driven by temporary property closures and decreased visitation once our properties reopened as a result of the COVID-19 Pandemic described above. Additionally, casinos at each of our properties continue to operate at a reduced capacity due to social distancing measures. Revenues at our Macao operations and Marina Bay Sands decreased $5.85 billion and $1.30 billion, respectively, driven by decreases in Non-Rolling Chip drop and Rolling Chip volume, while revenues at our Las Vegas Operating Properties decreased $217 million due to decreases in table games drop and win percentage and slot handle. Additionally, there was a decrease of $199 million attributable to the sale of Sands Bethlehem on May 31, 2019. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2020	2019	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$531	$2,875	(81.5)%
Non-Rolling Chip drop	$1,925	$9,275	(79.2)%
Non-Rolling Chip win percentage	25.4%	26.2%	(0.8)	pts
Rolling Chip volume	$3,775	$25,715	(85.3)%
Rolling Chip win percentage	3.12%	3.29%	(0.17)	pts
Slot handle	$1,041	$3,952	(73.7)%
Slot hold percentage	4.2%	4.8%	(0.6)	pts
The Londoner Macao
Total casino revenues	$192	$1,541	(87.5)%
Non-Rolling Chip drop	$881	$6,586	(86.6)%
Non-Rolling Chip win percentage	22.6%	22.7%	(0.1)	pts
Rolling Chip volume	$167	$5,364	(96.9)%
Rolling Chip win percentage	5.85%	3.36%	2.49	pts
Slot handle	$531	$4,107	(87.1)%
Slot hold percentage	4.3%	4.2%	0.1	pts
The Parisian Macao
Total casino revenues	$180	$1,376	(86.9)%
Non-Rolling Chip drop	$844	$4,522	(81.3)%
Non-Rolling Chip win percentage	23.1%	23.1%	—	pts
Rolling Chip volume	$3,141	$16,121	(80.5)%
Rolling Chip win percentage	1.13%	3.43%	(2.30)	pts
Slot handle	$763	$4,217	(81.9)%
Slot hold percentage	3.7%	3.7%	—	pts
The Plaza Macao and Four Seasons Hotel Macao
Total casino revenues	$159	$650	(75.5)%
Non-Rolling Chip drop	$544	$1,473	(63.1)%
Non-Rolling Chip win percentage	24.6%	24.4%	0.2	pts
Rolling Chip volume	$3,656	$13,368	(72.7)%
Rolling Chip win percentage	2.46%	3.88%	(1.42)	pts
Slot handle	$37	$518	(92.9)%
Slot hold percentage	4.6%	6.0%	(1.4)	pts

	Year Ended December 31,
	2020	2019	Change

Sands Macao
Total casino revenues	$107	$576	(81.4)%
Non-Rolling Chip drop	$451	$2,634	(82.9)%
Non-Rolling Chip win percentage	18.7%	18.3%	0.4	pts
Rolling Chip volume	$1,361	$4,605	(70.4)%
Rolling Chip win percentage	2.44%	2.52%	(0.08)	pts
Slot handle	$549	$2,596	(78.9)%
Slot hold percentage	3.1%	3.3%	(0.2)	pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$872	$2,167	(59.8)%
Non-Rolling Chip drop	$2,111	$5,194	(59.4)%
Non-Rolling Chip win percentage	18.6%	20.7%	(2.1)	pts
Rolling Chip volume	$9,495	$29,504	(67.8)%
Rolling Chip win percentage	3.56%	3.40%	0.16	pts
Slot handle	$8,915	$14,183	(37.1)%
Slot hold percentage	4.4%	4.6%	(0.2)	pts
U.S. Operations:
Las Vegas Operating Properties
Total casino revenues	$227	$444	(48.9)%
Table games drop	$1,258	$1,945	(35.3)%
Table games win percentage	13.2%	19.2%	(6.0)	pts
Slot handle	$1,951	$2,960	(34.1)%
Slot hold percentage	8.0%	8.2%	(0.2)	pts

In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues decreased $1.25 billion compared to the year ended December 31, 2019. The decrease was primarily a result of temporary property closures and decreased visitation at each of our properties due to the COVID-19 Pandemic. Additionally, certain rooms within The Londoner Macao and Marina Bay Sands were utilized for quarantine purposes and certain rooms across our Macao properties were used by team members due to travel restrictions. The following table summarizes the results of our room activity:

	Year Ended December 31,
	2020	2019	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$46	$222	(79.3)%
Occupancy rate	27.2%	95.9%	(68.7)	pts
Average daily room rate (ADR)	$197	$227	(13.2)%
Revenue per available room (RevPAR)	$53	$217	(75.6)%
The Londoner Macao
Total room revenues	$42	$320	(86.9)%
Occupancy rate	18.3%	96.8%	(78.5)	pts
Average daily room rate (ADR)	$164	$160	2.5%
Revenue per available room (RevPAR)	$30	$155	(80.6)%
The Parisian Macao
Total room revenues	$33	$130	(74.6)%
Occupancy rate	27.3%	97.2%	(69.9)	pts
Average daily room rate (ADR)	$145	$159	(8.8)%
Revenue per available room (RevPAR)	$39	$155	(74.8)%
The Plaza Macao and Four Seasons Hotel Macao(1)
Total room revenues	$17	$41	(58.5)%
Occupancy rate	28.5%	91.3%	(62.8)	pts
Average daily room rate (ADR)	$394	$332	18.7%
Revenue per available room (RevPAR)	$113	$303	(62.7)%
Sands Macao
Total room revenues	$6	$18	(66.7)%
Occupancy rate	39.4%	99.8%	(60.4)	pts
Average daily room rate (ADR)	$157	$175	(10.3)%
Revenue per available room (RevPAR)	$62	$175	(64.6)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$136	$404	(66.3)%
Occupancy rate	69.1%	97.6%	(28.5)	pts
Average daily room rate (ADR)	$313	$450	(30.4)%
Revenue per available room (RevPAR)	$216	$439	(50.8)%
U.S. Operations:
Las Vegas Operating Properties
Total room revenues	$218	$610	(64.3)%
Occupancy rate	56.3%	95.3%	(39.0)	pts
Average daily room rate (ADR)	$220	$251	(12.4)%
Revenue per available room (RevPAR)	$124	$239	(48.1)%
_________________________
(1)    Includes The Grand Suites at Four Seasons, which opened in October 2020.

Food and beverage revenues decreased $614 million compared to the year ended December 31, 2019. The decrease was primarily due to decreases of $239 million, $220 million and $144 million at our Macao properties, our Las Vegas Operating Properties and Marina Bay Sands, respectively, as a result of the COVID-19 Pandemic described above.
Mall revenues decreased $335 million compared to the year ended December 31, 2019. The decrease was primarily due to $272 million in rent concessions granted to our mall tenants in Macao and Singapore, as well as a $59 million decrease in overage rents resulting from lower traffic in our malls as a result of the COVID-19 Pandemic. Our Macao Operations were also impacted by lower occupancy due to the impact of the COVID-19 Pandemic.
For further information related to the financial performance of our malls, see "Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Year Ended December 31,
	2020	2019	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$125	$253	(50.6)%
Mall gross leasable area (in square feet)	812,936	812,938	—%
Occupancy	83.8%	91.4%	(7.6)	pts
Base rent per square foot	$302	$277	9.0%
Tenant sales per square foot(1)	$794	$1,709	(53.5)%
Shoppes at Londoner(2)
Total mall revenues	$37	$70	(47.1)%
Mall gross leasable area (in square feet)	525,206	525,222	—%
Occupancy	83.9%	90.1%	(6.2)	pts
Base rent per square foot	$96	$107	(10.3)%
Tenant sales per square foot(1)	$409	$934	(56.2)%
Shoppes at Parisian
Total mall revenues	$27	$53	(49.1)%
Mall gross leasable area (in square feet)	295,963	295,920	—%
Occupancy	78.5%	86.2%	(7.7)	pts
Base rent per square foot	$156	$149	4.7%
Tenant sales per square foot(1)	$349	$785	(55.5)%
Shoppes at Four Seasons
Total mall revenues	$79	$151	(47.7)%
Mall gross leasable area (in square feet)	244,104	242,425	0.7%
Occupancy	94.9%	95.0%	(0.1)	pts
Base rent per square foot	$540	$544	(0.7)%
Tenant sales per square foot(1)	$2,744	$5,478	(49.9)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$112	$185	(39.5)%
Mall gross leasable area (in square feet)	620,330	593,714	4.5%
Occupancy	98.2%	96.4%	1.8	pts
Base rent per square foot	$258	$270	(4.4)%
Tenant sales per square foot(1)	$1,053	$2,062	(48.9)%
_________________________
Note:    This table excludes the results of mall operations at Sands Macao.

(1)Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
(2)The Shoppes at Londoner will feature up to approximately 600,000 square feet of gross leasable area upon completion of all phases of the renovation, rebranding and expansion to The Londoner Macao.
Convention, retail and other revenues decreased $364 million compared to the year ended December 31, 2019, driven by decreases of $111 million, $102 million and $61 million at our Las Vegas Operating Properties, Macao properties and Marina Bay Sands, respectively, as a result of the cancellation of MICE events and decreased visitation across our properties due to the COVID-19 Pandemic described above. Additionally, there was a $76 million decrease related to our ferry operations, due to the temporary closure of the Hong Kong China Ferry Terminal since late January 2020 and the Hong Kong Macao Ferry Terminal since early February 2020 in response to the COVID-19 Pandemic.
Operating Expenses
Our operating expenses consisted of the following:

	Year Ended December 31,
	2020	2019	Percent Change

	(Dollars in millions)
Casino	$1,758	$5,304	(66.9)%
Rooms	271	444	(39.0)%
Food and beverage	371	702	(47.2)%
Mall	59	78	(24.4)%
Convention, retail and other	149	304	(51.0)%
Provision for credit losses	99	30	230.0%
General and administrative	1,093	1,502	(27.2)%
Corporate	168	313	(46.3)%
Pre-opening	19	34	(44.1)%
Development	18	24	(25.0)%
Depreciation and amortization	1,160	1,165	(0.4)%
Amortization of leasehold interests in land	55	51	7.8%
Loss on disposal or impairment of assets	80	90	(11.1)%
Total operating expenses	$5,300	$10,041	(47.2)%
Operating expenses were $5.30 billion for the year ended December 31, 2020, a decrease of $4.74 billion compared to $10.04 billion for the year ended December 31, 2019. The decrease was primarily driven by a $3.55 billion decrease in casino expenses. Additionally, general and administrative expenses decreased $409 million and food and beverage expenses decreased $331 million. The decreases were mainly driven by the COVID-19 Pandemic described above. Although management has implemented certain cost reduction programs, operating margins in each business segment were negatively impacted due to employee and other costs incurred during this period of decreased visitation and property closures. We have maintained our staffing levels across our jurisdictions through significantly reduced visitation. The level of payroll costs during 2020 were reduced by $109 million in connection with the Job Support Scheme in Singapore and the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in the U.S. We have also implemented payroll cost saving initiatives across each of our properties, including utilization of paid time off and voluntary unpaid leave. Finally, our bonus and incentive expense in 2020 decreased $262 million from 2019 due to not meeting certain performance criteria due to impact of the COVID-19 Pandemic.
Casino expenses decreased $3.55 billion compared to the year ended December 31, 2019. The decrease was primarily attributable to a decrease of $3.06 billion in gaming taxes due to decreased casino revenues, as previously described. Additionally, the sale of Sands Bethlehem in May 2019 resulted in a $127 million decrease.

Room expenses decreased $173 million compared to the year ended December 31, 2019. The decrease was driven by decreases of $90 million, $54 million and $27 million at our Macao properties, our Las Vegas Operating Properties and Marina Bay Sands, respectively. These decreases are consistent with the reduction in room revenue.
Food and beverage expenses decreased $331 million compared to the year ended December 31, 2019, due to decreases of $135 million, $99 million and $87 million at our Macao properties, our Las Vegas Operating Properties and Marina Bay Sands, respectively. These decreases are consistent with the reduction in food and beverage revenues.
Convention, retail and other expenses decreased $155 million compared to the year ended December 31, 2019, driven by a $69 million decrease related to the temporary closure of the ferry terminals as previously described. Additionally, our Macao properties, Las Vegas Operating Properties and Marina Bay Sands decreased $35 million, $31 million and $17 million, respectively, as a result of the COVID-19 Pandemic described above.
The provision for credit losses was $99 million for the year ended December 31, 2020, compared to $30 million for the year ended December 31, 2019. The increase was driven by the aging of receivables for premium players at our Macao properties and Marina Bay Sands during 2020, as travel restrictions have limited the ability for patrons to redeem markers. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses decreased $409 million compared to the year ended December 31, 2019, due to decreases of $169 million, $116 million and $92 million at our Macao properties, Marina Bay Sands and our Las Vegas Operating Properties, respectively. The decreases were primarily driven by decreases in marketing, payroll and property operation costs. Additionally, the sale of Sands Bethlehem in May 2019 resulted in a $32 million decrease.
Corporate expenses decreased $145 million compared to the year ended December 31, 2019. The decrease was primarily driven by a nonrecurring legal settlement recorded in 2019 and a decrease in payroll costs as described above.
Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Development expenses include the costs associated with our evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Loss on disposal or impairment of assets was $80 million for the year ended December 31, 2020, compared to $90 million for the year ended December 31, 2019. The loss for the year ended December 31, 2020, consisted primarily of asset disposals and demolition costs related to The Londoner Macao. The loss for the year ended December 31, 2019, consisted primarily of a $65 million impairment of our ferries in Macao.

Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Segment Information" for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income/loss):

	Year Ended December 31,
	2020	2019	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$(53)	$1,407	(103.8)%
The Londoner Macao	(184)	726	(125.3)%
The Parisian Macao	(131)	544	(124.1)%
The Plaza Macao and Four Seasons Hotel Macao	33	345	(90.4)%
Sands Macao	(76)	175	(143.4)%
Ferry Operations and Other	(20)	(8)	150.0%
	(431)	3,189	(113.5)%
Marina Bay Sands	383	1,661	(76.9)%
United States:
Las Vegas Operating Properties	(124)	487	(125.5)%
Sands Bethlehem(1)	—	52	(100.0)%
	(124)	539	(123.0)%
Consolidated adjusted property EBITDA(2)	$(172)	$5,389	(103.2)%
_________________________
(1)We completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.
(2)Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is used by management as the primary measure of the operating performance of our segments. Consolidated adjusted property EBITDA is net income/loss before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain on sale of Sands Bethlehem, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of our operations with those of our competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. We have significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, our presentation of consolidated adjusted property EBITDA may not be directly comparable to similarly titled measures presented by other companies.

Adjusted property EBITDA at our Macao operations decreased $3.62 billion compared to the year ended December 31, 2019, due to a decrease in operations driven by government-mandated travel restrictions, property closures and overall reduced visitation since late January 2020 resulting from the COVID-19 Pandemic.
Adjusted property EBITDA at Marina Bay Sands decreased $1.28 billion compared to the year ended December 31, 2019, due to a decrease in operations, driven by the temporary closure of the property and reduced visitation resulting from the COVID-19 Pandemic.
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $611 million compared to the year ended December 31, 2019, primarily due to no MICE events after the first quarter of 2020 and decreased room and casino revenues driven by the temporary closure of the properties and overall reduced visitation resulting from the COVID-19 Pandemic.
Interest Expense
The following table summarizes information related to interest expense:

	Year Ended December 31,
	2020	2019

	(Dollars in millions)
Interest cost	$544	$549
Add — imputed interest on deferred proceeds from sale of The Shoppes at The Palazzo	13	15
Less — capitalized interest	(21)	(9)
Interest expense, net	$536	$555
Cash paid for interest	$440	$471
Weighted average total debt balance	$13,412	$12,154
Weighted average interest rate	4.1%	4.5%
Interest cost decreased $5 million compared to the year ended December 31, 2019, resulting primarily from decreases in our weighted average interest rate, offset by the increase in weighted average total debt balance. The decrease in weighted average interest rate was due to a decrease in the Singapore Offer Rate ("SOR"). The weighted average debt balance increased in connection with the issuance of the SCL 2026 and 2030 Senior Notes in June 2020 and borrowings on the Singapore Delayed Draw Term Loan in September 2020 (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt").
Other Factors Affecting Earnings
Other income was $22 million for the year ended December 31, 2020, compared to $23 million during the year ended December 31, 2019. Other income during the year ended December 31, 2020, was primarily attributable to $20 million of foreign currency transaction gains, driven by the U.S. dollar-denominated debt held by SCL.
Our income tax benefit was $38 million on a loss before income taxes of $2.18 billion for the year ended December 31, 2020, resulting in a (1.7%) effective income tax rate. This compares to a 12.4% effective income tax rate for the year ended December 31, 2019. The effective income tax rate for the year ended December 31, 2019, would have been 9.5% without the discrete income tax expense of $161 million resulting from the sale of Sands Bethlehem. The income tax benefit for the year ended December 31, 2020, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax rate on our U.S. operations, and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao. Our U.S. operations recorded a tax benefit associated with the pre-tax book losses incurred for the year ended December 31, 2020. Our U.S. tax benefit was partially offset by a valuation allowance recorded on certain U.S. foreign tax credits, which we no longer expect to utilize due to lower royalty income resulting from a decrease in revenues from our Macao and Singapore operations compared to prior estimates. Our Macao non-gaming operations had a non-cash income tax expense of $14 million due to the reversal of certain deferred tax assets related to fixed assets, which were primarily disposed of as part of The Londoner Macao project.

The net loss attributable to our noncontrolling interests was $458 million for the year ended December 31, 2020, compared to net income attributable to our noncontrolling interest of $606 million for the year ended December 31, 2019. These amounts were primarily related to the noncontrolling interest of SCL.
Additional Information Regarding our Retail Mall Operations
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the years ended December 31, 2020 and 2019:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Cotai Central	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the year ended December 31, 2020
Mall revenues:
Minimum rents(1)	$192	$121	$37	$34	$137
Overage rents	13	10	4	2	11
Rent concessions(2)	(111)	(61)	(22)	(20)	(56)
Total overage rents and rent concessions	(98)	(51)	(18)	(18)	(45)
CAM, levies and direct recoveries	31	9	18	11	20
Total mall revenues	125	79	37	27	112
Mall operating expenses:
Common area maintenance	11	4	6	4	13
Marketing and other direct operating expenses	5	5	2	3	5
Mall operating expenses	16	9	8	7	18
Property taxes(3)	2	—	—	—	2
Provision for credit losses	1	—	1	—	—
Mall-related expenses(4)	$19	$9	$9	$7	$20
For the year ended December 31, 2019
Mall revenues:
Minimum rents(1)	$194	$110	$39	$37	$135
Overage rents	26	31	13	3	24
CAM, levies and direct recoveries	33	10	18	13	26
Total mall revenues	253	151	70	53	185
Mall operating expenses:
Common area maintenance	16	6	8	6	17
Marketing and other direct operating expenses	8	3	3	5	6
Mall operating expenses	24	9	11	11	23
Property taxes(3)	1	—	—	—	6
Provision for credit losses	—	1	—	—	—
Mall-related expenses(4)	$25	$10	$11	$11	$29
____________________
Note:    This table excludes the results of our mall operations at Sands Macao and Sands Bethlehem, which was sold in May 2019.
(1)    Minimum rents include base rents and straight-line adjustments of base rents.
(2)    Rent concessions were provided to tenants as a result of the COVID-19 Pandemic and the related impact on mall operations.
(3)    Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. Each property is also eligible to obtain an additional six-year exemption, provided certain qualifications are met. To date, The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao, The Londoner Macao and The Parisian Macao have obtained a second exemption. The exemption for The Venetian Macao and The Plaza Macao and Four Seasons Hotel Macao expired in August 2019 and August 2020, respectively, and the exemption for The Londoner Macao and The Parisian Macao will be expiring in December 2027 and September 2028, respectively.
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
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
A discussion of changes in our results of operations between 2019 and 2018 has been omitted from this Form 10-K and can be found in "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Year Ended December 31,
	2020	2019	2018

	(In millions)
Net cash generated from (used in) operating activities	$(1,312)	$3,038	$4,701
Cash flows from investing activities:
Net proceeds from sale of Sands Bethlehem	—	1,161	—
Capital expenditures	(1,330)	(1,216)	(949)
Proceeds from disposal of property and equipment	1	5	19
Acquisition of intangible assets	—	(53)	—
Net cash used in investing activities	(1,329)	(103)	(930)
Cash flows from financing activities:
Proceeds from exercise of stock options	24	54	79
Repurchase of common stock	—	(754)	(905)
Dividends paid and noncontrolling interest payments	(911)	(3,000)	(2,979)
Proceeds from long-term debt	1,945	4,000	7,593
Repayments of long-term debt	(467)	(3,536)	(5,178)
Payments of financing costs	(31)	(132)	(132)
Net cash generated from (used in) financing activities	560	(3,368)	(1,522)
Effect of exchange rate on cash, cash equivalents and restricted cash	(24)	14	(18)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(2,105)	(419)	2,231
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	4,242	4,661	2,430
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$2,137	$4,242	$4,661
A discussion of changes in cash flows between 2019 and 2018 has been omitted from this Form 10-K and can be found in "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. For the year ended December 31, 2020, cash used in operations was $1.31 billion, a decrease of $4.35 billion compared to $3.04 billion of cash flow from operations for the year ended December 31, 2019. The main factor driving this decrease was the impact of the COVID-19 Pandemic on our operations, which significantly reduced visitation to our properties and caused the temporary shutdown of all of our properties at various times during 2020 as described above. The COVID-19 Pandemic impacted our working capital, which was a cash outflow during the year ended December 31, 2020 as the amount of receivables collected was less than the settlement of operating accrued liabilities and the outstanding chip liability was significantly reduced in 2020. In addition, cash flow from operations in the prior year were impacted by the land lease payment made in 2019 in connection with the MBS Expansion Project.

Cash Flows — Investing Activities
Capital expenditures for the year ended December 31, 2020, totaled $1.33 billion, including $1.06 billion in Macao, which consisted of $739 million for The Londoner Macao, $157 million for The Plaza Macao and Four Seasons Hotel Macao primarily for The Grand Suites at Four Seasons and $140 million for The Venetian Macao; $164 million in Singapore; $103 million at our Las Vegas Operating Properties; and $5 million for corporate and other activities.
Capital expenditures for the year ended December 31, 2019, totaled $1.22 billion, including $762 million in Macao, which consisted of $298 million for The Plaza Macao and Four Seasons Hotel Macao primarily for The Grand Suites at Four Seasons, $282 million for The Londoner Macao and $131 million for The Venetian Macao; $198 million at our Las Vegas Operating Properties; $195 million in Singapore; and $61 million for corporate and other activities.
Cash Flows — Financing Activities
Net cash flows generated from financing activities were $560 million for the year ended December 31, 2020, which was primarily attributable to the issuance of $1.50 billion of unsecured notes at SCL, partially offset by $911 million in dividend payments.
Net cash flows used in financing activities were $3.37 billion for the year ended December 31, 2019, which was primarily attributable to $3.0 billion in dividend payments, $754 million in common stock repurchases and $132 million in payments of financing costs, partially offset by proceeds of $495 million from the issuance of the 2025 LVSC Senior Notes.
As of December 31, 2020, we had $3.96 billion available for borrowing under our U.S., Macao and Singapore revolving facilities, net of letters of credit. Additionally, we had $2.79 billion available for borrowing under the 2012 Singapore Delayed Draw Term Facility to finance construction costs incurred in connection with the MBS Expansion Project.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt") and operating cash flows.
In June 2020, SCL issued, in a private offering, two series of senior unsecured notes in an aggregate principal amount of $1.50 billion. The net proceeds from the offering were used for incremental liquidity and general corporate purposes. (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt — Corporate and U.S. Related Debt — SCL Senior Notes").
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio or net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined. In September 2020, LVSC entered into an amendment, pursuant to which lenders, among other things, removed LVSC’s requirement to maintain a maximum leverage ratio as of the last day of the fiscal quarter during the period beginning on October 31, 2020, through and including December 31, 2021. In March 2020, SCL entered into a waiver and amendment request letter, pursuant to which lenders, among other things, waived SCL’s requirement to ensure the leverage ratio does not exceed 4.0x and the interest coverage ratio is greater than 2.50x for any period beginning on, and including, January 1, 2020 and ending on, and including, July 1, 2021 (other than with respect to the financial year ended December 31, 2019). In September 2020, SCL entered into a waiver extension and amendment request letter, pursuant to which the aforementioned waiver period was extended to January 1, 2022. In June 2020, MBS entered into an amendment letter, such that MBS will not have to comply with the leverage or interest coverage covenants for the financial quarters ending, and including, September 30, 2020 through, and including, December 31, 2021.
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
We held unrestricted cash and cash equivalents of $2.12 billion and restricted cash and cash equivalents of $16 million as of December 31, 2020, of which approximately $1.21 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.21 billion, approximately $946 million is available to be repatriated to the U.S., and we do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $3.96 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit, and SGD 3.69 billion (approximately $2.79 billion at exchange rates in effect on December 31, 2020) under the 2012 Singapore Delayed Draw Term Facility, as of December 31, 2020, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities and debt obligations. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure. On January 25, 2021, we increased the amount available under the SCL revolving credit facility by HKD 3.83 billion (approximately $494 million in exchange rates in effect at the time of transaction) to further enhance our liquidity. Subsequently, on January 29, 2021 SCL drew down $29 million and HKD 2.13 billion (approximately $274 million at exchange rates in effect on January 29, 2021) under this facility for general corporate purposes, resulting in remaining available borrowing capacity of $2.21 billion.
During the quarter ended March 31, 2020, we paid a quarterly dividend of $0.79 per common share as part of a regular cash dividend program and recorded $603 million as a distribution against retained earnings.
On February 21, 2020, SCL paid a dividend of 0.99 HKD to SCL stockholders (a total of $1.03 billion, of which we retained $717 million during the year ended December 31, 2020).
We have suspended our quarterly dividend program and SCL did not pay a final dividend for 2019 due to the impact of the COVID-19 Pandemic.
In June 2018, our Board of Directors authorized the repurchase of $2.50 billion of our outstanding common stock, which was to expire in November 2020. In October 2020, our Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022. During the year ended December 31, 2020, no shares of our common stock were repurchased under this program. All share repurchases of our common stock have been recorded as treasury stock. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, cash flows, legal requirements, other investment opportunities and market conditions.

Aggregate Indebtedness and Other Contractual Obligations
Our total long-term indebtedness and other contractual obligations are summarized below as of December 31, 2020:

	Payments Due by Period(1)
	2021	2022 - 2023	2024 - 2025	Thereafter	Total

	(In millions)
Long-Term Debt Obligations(2)
LVSC Senior Notes	$—	$—	$2,250	$1,750	$4,000
SCL Senior Notes	—	1,800	1,800	3,400	7,000
2012 Singapore Credit Facility	63	126	1,182	1,702	3,073
Singapore Delayed Draw Term Facility	—	—	16	31	47
Finance Leases, Including Imputed Interest	14	11	1	—	26
Fixed Interest Payments	476	946	718	614	2,754
Variable Interest Payments(3)	55	107	97	15	274
Contractual Obligations
Operating Leases, Including Imputed Interest(4)	36	54	46	514	650
Mall Deposits(5)	70	48	21	10	149
Macao Annual Premium(6)	41	21	—	—	62
Other(7)	108	136	99	204	547
Total	$863	$3,249	$6,230	$8,240	$18,582
_______________________
(1)As of December 31, 2020, we had a $71 million liability related to uncertain tax positions; we do not expect this liability to result in a payment of cash within the next 12 months. We are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions; therefore, such amounts are not included in the table.
(2)See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 — Long-Term Debt" for further details on these financing transactions and "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 — Leases" for further details on finance leases.
(3)Based on the 1-month rate as of December 31, 2020, Singapore Swap Offer Rate ("SOR") of 0.13% plus the applicable interest rate spread in accordance with the respective debt agreements.
(4)We are party to certain operating leases for real estate and various equipment, which primarily include $331 million related to long-term land leases in Macao with an anticipated lease term of 50-years, $132 million related to a 99-year lease agreement (83 years remaining) for a parking structure located adjacent to The Venetian Resort Las Vegas and $70 million related to certain leaseback agreements related to the sale of the Grand Canal Shoppes. See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 — Leases" for further details on operating leases.
(5)Mall deposits consist of refundable security deposits received from mall tenants.
(6)In addition to the 39% gross gaming win tax in Macao (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual premium with a fixed portion and a variable portion, which is based on the number and type of gaming tables and gaming machines we operate. Based on the gaming tables and gaming machines in operation as of December 31, 2020, the annual premium payable to the Macao government is approximately $41 million for the year ended December 31, 2021 and approximately $21 million through the termination of the gaming subconcession in June 2022.

(7)Primarily consists of all other non-cancellable contractual obligations and primarily relates to certain hotel and restaurant management and service agreements. The amounts exclude open purchase orders with our suppliers that have not yet been received as these agreements generally allow us the option to cancel, reschedule and adjust terms based on our business needs prior to the delivery of goods or performance of services.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions.
Restrictions on Distributions
We are a parent company with limited business operations. Our main asset is the stock and membership interests of our subsidiaries. Certain of our debt instruments contain restrictions that, among other things, limit the ability of certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell certain assets of our Company without prior approval of the lenders or noteholders.
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
•new developments, construction projects and ventures, including our Cotai Strip developments and MBS Expansion Project;
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
•our ability to compete for limited management and labor resources in Macao and Singapore, and policies of those governments may also affect our ability to employ imported managers or labor from other countries;
•our dependence upon properties primarily in Macao, Singapore and Las Vegas for all of our cash flow;
•the passage of new legislation and receipt of governmental approvals for our operations in Macao and Singapore and other jurisdictions where we are planning to operate;
•our insurance coverage may not be adequate to cover all possible losses that our properties could suffer and our insurance costs may increase in the future;
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
•the continued services of our key officers;
•any potential conflict between the interests of our Principal Stockholders and us;
•labor actions and other labor problems;
•our failure to maintain the integrity of our information and information systems or comply with applicable privacy and data security requirements and regulations could harm our reputation and adversely affect our business;
•the completion of infrastructure projects in Macao;
•our relationship with Brookfield or any successor owner of the Grand Canal Shoppes; and
•the outcome of any ongoing and future litigation.

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
Provision for Expected Credit Losses
We maintain a provision for expected credit losses on casino, hotel and mall receivables and regularly evaluate the balances. We apply standard reserve percentages to aged account balances, which are grouped based on shared credit risk characteristics and days past due. The reserve percentages are based on estimated loss rates supported by historical observed default rates over the expected life of the receivable and are adjusted for forward-looking information. We also specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer's financial condition, collection history and any other known information and adjust the aforementioned reserve with the results from the individual reserve analysis. We also monitor regional and global economic conditions and forecasts, which include the impact of the COVID-19 Pandemic, in our evaluation of the adequacy of the recorded reserves.
During the year ended December 31, 2020, there has been a delay in payments on casino receivables due to the inability of patrons to travel to our properties or to accomplish financial transactions due to the travel restrictions caused by the COVID-19 Pandemic. The collection of casino receivables has also been impacted by liquidity issues faced by certain patrons also stemming from the COVID-19 Pandemic. We have increased the provision for credit losses in each jurisdiction accordingly to account for the expected credit losses due to the COVID-19 Pandemic. Although we believe the provision on our casino receivables is adequate as of December 31, 2020, it is possible our provisions could increase if we experience further delays on payments from patrons.
Account balances are written off against the provision when we believe it is probable the receivable will not be recovered. Credit or marker play was 24.0%, 14.6% and 68.8% of table games play at our Macao properties, Marina Bay Sands and Las Vegas Operating Properties, respectively, during the year ended December 31, 2020. Our provision for casino credit losses was 58.3% and 32.3% of gross casino receivables as of December 31, 2020 and 2019, respectively. The credit extended to gaming promoters can be offset by the commissions payable to said gaming promoters, which is considered in the establishment of the provision for credit losses. Our provision for credit losses from our hotel and other receivables is not material.
Litigation Accrual
We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions based on all relevant facts and circumstances currently available and include such accruals in other accrued liabilities in the consolidated balance sheets when it is determined such contingencies are both probable and reasonably estimable.
Property and Equipment
As of December 31, 2020, we had net property and equipment of $15.11 billion, representing 72.6% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations, such as contractual life. Future events, such as property expansions, property developments, new competition or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. The estimated useful lives of assets are periodically reviewed and adjusted as necessary on a prospective basis.
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
Due to the substantial reduction in cash flows generated from our operating properties and the ongoing travel restrictions due to the COVID-19 Pandemic, we determined a triggering event occurred in 2020 and an impairment assessment was warranted for our asset groups in Macao, Singapore and Las Vegas. We tested our long-lived assets held for use at our operating properties in Macao, Singapore and Las Vegas for recoverability as of December 31, 2020, resulting in no impairment as the estimated undiscounted future cash flows exceeded their carrying values. We believe we made reasonable estimates and judgments in performing the analysis in light of the uncertainties surrounding the COVID-19 Pandemic; however, should the effects of the COVID-19 Pandemic persist for a prolonged duration and projected operating results further decline in future periods, we could be required to recognize an impairment loss.
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
Our foreign and U.S. tax rate differential reflects the fact that U.S. tax rates are higher than the statutory tax rates in Singapore and Macao of 17% and 12%, respectively. In August 2018, we received an additional exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance for the period January 1, 2019 through June 26, 2022, the date our subconcession agreement expires. Additionally, we entered into an agreement with the Macao government in April 2019, effective through June 26, 2022, providing for an annual payment of 38 million patacas (approximately $5 million at exchange rates in effect on December 31, 2020) that is a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. We intend to request extensions of these tax arrangements; however, there is no assurance we will receive these extensions.
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
We recorded a valuation allowance on the net deferred tax assets of certain foreign jurisdictions of $342 million and $279 million as of December 31, 2020 and 2019, respectively, and a valuation allowance on certain net deferred tax assets of our U.S. operations of $4.58 billion and $4.51 billion as of December 31, 2020 and 2019, respectively. Due to the impact of the COVID-19 Pandemic and the resulting reduction in estimated royalty income from an expected decrease in our Macao and Singapore operations, we recorded a valuation allowance on certain U.S. foreign tax credits, which we no longer expect to utilize during the period 2021 through 2027 before their expiration. We believe we made reasonable estimates and judgments in performing the analysis in light of the uncertainties surrounding the COVID-19 Pandemic; however, should the effects of the COVID-19 Pandemic persist for a prolonged duration, we could be required to record additional valuation allowances. Management will reassess the realization of deferred tax assets each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent the financial results of these operations improve and it becomes "more-likely-than-not" the deferred tax assets are realizable, we will be able to reduce the valuation allowance in the period such determination is made, as appropriate.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is "more-likely-than-not" the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We recorded unrecognized tax benefits of $131 million and $134 million as of December 31, 2020 and 2019, respectively. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may be different.
Our major tax jurisdictions are the U.S., Macao, and Singapore. We could be subject to examination for tax years beginning in 2016 in Macao and Singapore and tax years 2010 through 2015 and 2017 through 2019 in the U.S.
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
As of December 31, 2020, the estimated fair value of our long-term debt was approximately $15.15 billion, compared to its contractual value of $14.12 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $557 million. A hypothetical 100 basis point change in SOR would cause our annual interest cost on our long-term debt to change by approximately $31 million.
Foreign currency transaction gains for the year ended December 31, 2020, were $22 million primarily due to U.S. dollar denominated debt issued by SCL and by Singapore dollar denominated intercompany debt reported in U.S. dollars. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of December 31, 2020, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $23 million and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $67 million. The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Las Vegas Sands Corp. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Valuation of Casino Receivables — Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
As discussed in Note 2 to the financial statements, accounts receivable at December 31, 2020 include credit extended to casino patrons and gaming promoters. The Company records a provision for credit losses based on the amount of expected credit losses. The Company applies standard reserve percentages to aged account balances, which are grouped based on shared credit risk characteristics and days past due. The reserve percentages are based on estimated loss rates supported by historical observed default rates over the expected life of the receivable and are adjusted for forward-looking information. The Company also specifically analyzes the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer's financial condition, collection history, and any other known information and adjusts the aforementioned reserve with the results from the individual reserve analysis.
Auditing the valuation of accounts receivable involved a high degree of subjectivity in evaluating management’s judgments related to the collectability of patron and gaming promoter accounts receivable, especially as it relates to the evaluation of patron and gaming promoter assets available to repay amounts owed.
How the Critical Audit Matter Was Addressed in the Audit
We planned and performed the following procedures in connection with forming our overall opinion on the financial statements:
•We tested the operating effectiveness of controls over the granting of casino credit, controls over the collection processes and management’s review controls over the assessment of the collectability of casino receivables, including the information used by management in those controls.
•For a selection of casino receivables, we (1) obtained evidence related to payment history and correspondence with patron or gaming promoter, (2) evaluated management’s use of this information in establishing a provision for credit losses, and (3) examined subsequent settlement, if any.
•Performed a retrospective analysis of historical reserves evaluating subsequent collections and write-offs.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 5, 2021
We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Las Vegas Sands Corp. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020 of the Company and our report dated February 5, 2021, expressed an unqualified opinion on those financial statements and financial statement schedule.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 5, 2021

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,121	$4,226
Restricted cash and cash equivalents	16	16
Accounts receivable, net of provision for credit losses of $314 and $282	338	844
Inventories	32	37
Prepaid expenses and other	137	182
Total current assets	2,644	5,305
Property and equipment, net	15,109	14,844
Deferred income taxes, net	318	282
Leasehold interests in land, net	2,256	2,272
Intangible assets, net	25	42
Other assets, net	455	454
Total assets	$20,807	$23,199
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$98	$149
Construction payables	342	334
Other accrued liabilities	1,706	2,396
Income taxes payable	87	275
Current maturities of long-term debt	76	70
Total current liabilities	2,309	3,224
Other long-term liabilities	497	513
Deferred income taxes	188	183
Deferred amounts related to mall sale transactions	344	350
Long-term debt	13,931	12,422
Total liabilities	17,269	16,692
Commitments and contingencies (Note 14)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 shares issued, 764 shares outstanding	1	1
Treasury stock, at cost, 69 shares	(4,481)	(4,481)
Capital in excess of par value	6,611	6,569
Accumulated other comprehensive income (loss)	29	(3)
Retained earnings	813	3,101
Total Las Vegas Sands Corp. stockholders' equity	2,973	5,187
Noncontrolling interests	565	1,320
Total equity	3,538	6,507
Total liabilities and equity	$20,807	$23,199
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018

	(In millions, except per share data)
Revenues:
Casino	$2,268	$9,828	$9,819
Rooms	498	1,752	1,733
Food and beverage	283	897	865
Mall	381	716	690
Convention, retail and other	182	546	622
Net revenues	3,612	13,739	13,729
Operating expenses:
Casino	1,758	5,304	5,448
Rooms	271	444	438
Food and beverage	371	702	673
Mall	59	78	79
Convention, retail and other	149	304	336
Provision for credit losses	99	30	5
General and administrative	1,093	1,502	1,483
Corporate	168	313	202
Pre-opening	19	34	6
Development	18	24	12
Depreciation and amortization	1,160	1,165	1,111
Amortization of leasehold interests in land	55	51	35
Loss on disposal or impairment of assets	80	90	150
	5,300	10,041	9,978
Operating income (loss)	(1,688)	3,698	3,751
Other income (expense):
Interest income	21	74	59
Interest expense, net of amounts capitalized	(536)	(555)	(446)
Other income	22	23	26
Gain on sale of Sands Bethlehem	—	556	—
Loss on modification or early retirement of debt	—	(24)	(64)
Income (loss) before income taxes	(2,181)	3,772	3,326
Income tax (expense) benefit	38	(468)	(375)
Net income (loss)	(2,143)	3,304	2,951
Net (income) loss attributable to noncontrolling interests	458	(606)	(538)
Net income (loss) attributable to Las Vegas Sands Corp.	$(1,685)	$2,698	$2,413
Earnings (loss) per share:
Basic	$(2.21)	$3.50	$3.07
Diluted	$(2.21)	$3.50	$3.07
Weighted average shares outstanding:
Basic	764	771	786
Diluted	764	771	786
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018

	(In millions)
Net income (loss)	$(2,143)	$3,304	$2,951
Currency translation adjustment	37	42	(58)
Total comprehensive income (loss)	(2,106)	3,346	2,893
Comprehensive (income) loss attributable to noncontrolling interests	453	(611)	(534)
Comprehensive income (loss) attributable to Las Vegas Sands Corp.	$(1,653)	$2,735	$2,359
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders' Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total

	(In millions)
Balance at January 1, 2018	$1	$(2,818)	$6,580	$14	$2,709	$1,141	$7,627
Net income	—	—	—	—	2,413	538	2,951
Currency translation adjustment	—	—	—	(54)	—	(4)	(58)
Exercise of stock options	—	(4)	74	—	—	9	79
Stock-based compensation	—	—	26	—	—	4	30
Repurchase of common stock	—	(905)	—	—	—	—	(905)
Dividends declared ($3.00 per share) (Note 9)	—	—	—	—	(2,352)	(627)	(2,979)
Balance at December 31, 2018	1	(3,727)	6,680	(40)	2,770	1,061	6,745
Net income	—	—	—	—	2,698	606	3,304
Currency translation adjustment	—	—	—	37	—	5	42
Exercise of stock options	—	—	43	—	—	11	54
Stock-based compensation	—	—	31	—	—	4	35
Disposition of interest in majority-owned subsidiary, net of taxes	—	—	(185)	—	—	266	81
Repurchase of common stock	—	(754)	—	—	—	—	(754)
Dividends declared ($3.08 per share) and noncontrolling interest payments (Note 9)	—	—	—	—	(2,367)	(633)	(3,000)
Balance at December 31, 2019	1	(4,481)	6,569	(3)	3,101	1,320	6,507
Net loss	—	—	—	—	(1,685)	(458)	(2,143)
Currency translation adjustment	—	—	—	32	—	5	37
Exercise of stock options	—	—	22	—	—	2	24
Stock-based compensation	—	—	19	—	—	4	23
Other	—	—	1	—	—	—	1
Dividends declared ($0.79 per share) (Note 9)	—	—	—	—	(603)	(308)	(911)
Balance at December 31, 2020	$1	$(4,481)	$6,611	$29	$813	$565	$3,538
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018

	(In millions)
Cash flows from operating activities:
Net income (loss)	$(2,143)	$3,304	$2,951
Adjustments to reconcile net income (loss) to net cash generated from (used in) operating activities:
Depreciation and amortization	1,160	1,165	1,111
Amortization of leasehold interests in land	55	51	35
Amortization of deferred financing costs and original issue discount	43	33	35
Amortization of deferred gain on mall sale transactions	(5)	(5)	(5)
Loss on modification or early retirement of debt	—	24	64
Loss on disposal or impairment of assets	46	82	149
Gain on sale of Sands Bethlehem	—	(556)	—
Stock-based compensation expense	22	35	30
Provision for credit losses	99	30	5
Foreign exchange gain	(20)	(21)	(26)
Deferred income taxes	(33)	157	113
Changes in operating assets and liabilities:
Accounts receivable	402	(150)	(119)
Other assets	(6)	(63)	(25)
Leasehold interests in land	—	(969)	(15)
Accounts payable	(51)	(26)	8
Other liabilities	(881)	(53)	390
Net cash generated from (used in) operating activities	(1,312)	3,038	4,701
Cash flows from investing activities:
Net proceeds from sale of Sands Bethlehem	—	1,161	—
Capital expenditures	(1,330)	(1,216)	(949)
Proceeds from disposal of property and equipment	1	5	19
Acquisition of intangible assets	—	(53)	—
Net cash used in investing activities	(1,329)	(103)	(930)
Cash flows from financing activities:
Proceeds from exercise of stock options	24	54	79
Repurchase of common stock	—	(754)	(905)
Dividends paid and noncontrolling interest payments	(911)	(3,000)	(2,979)
Proceeds from long-term debt (Note 8)	1,945	4,000	7,593
Repayments of long-term debt (Note 8)	(467)	(3,536)	(5,178)
Payments of financing costs	(31)	(132)	(132)
Net cash generated from (used in) financing activities	560	(3,368)	(1,522)
Effect of exchange rate on cash, cash equivalents and restricted cash	(24)	14	(18)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(2,105)	(419)	2,231
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	4,242	4,661	2,430
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$2,137	$4,242	$4,661

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2020	2019	2018

	(In millions)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$419	$462	$326
Cash payments for taxes, net of refunds	$196	$253	$264
Changes in construction payables	$8	$145	$37
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
The ordinary shares of the Company's subsidiary, Sands China Ltd. ("SCL," the indirect owner and operator of the majority of the Company's operations in the Macao Special Administrative Region ("Macao") of the People's Republic of China) are listed on The Main Board of The Stock Exchange of Hong Kong Limited. The shares were not, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements.
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
Macao
Visitation to Macao decreased substantially throughout 2020 as a result of various government policies limiting travel. Travel restrictions and quarantine requirements have been varying in response to changes in circumstances in other countries. A complete ban on entry, or a need to undergo enhanced quarantine requirements depending on the person’s residency and their recent travel history, remains in place for Macao residents, foreign workers residing in Macao and international travelers from countries other than mainland China.
Beginning December 21, 2020, all travelers who have been to any overseas territory, including Hong Kong, but not including mainland China or Taiwan, in the past 14 days will be subject to a 21-day compulsory quarantine at a designated location when arriving in Macao. Those travelers arriving from mainland China or Taiwan will be subject to a 14-day quarantine. People from low risk cities in China may enter Macao quarantine free, subject to them holding the appropriate travel documents, a negative COVID-19 test result and a green health-code. All other foreign nationals, including those holding a temporary work permit, are still not permitted to enter Macao. The China Individual Visit Scheme ("China IVS") recommenced for certain regions from August 12, 2020, and was extended to more jurisdictions within mainland China effective September 23, 2020. General travel restrictions within mainland China continue to exist and are updated and revised based on evolving public health consideraions within China.
Following suspension of all gaming operations on February 5, 2020 by the Macao government, the Company’s Macao casino operations resumed on February 20, 2020, except for operations at The Londoner Macao, which resumed on February 27, 2020. Additional health safeguards, such as the requirement to present a negative COVID-19 test certificate prior to entering the casino, have been implemented, as well as the ongoing limitation on the number of seats per table game, slot machine spacing, temperature checks and mandatory mask protection. The Company is currently unable to determine when these measures will be modified or cease to be necessary.
Some of the Company’s Macao hotel facilities were also closed during the casino suspension in response to the drop in visitation and, with the exception of the Conrad Macao, Cotai Strip, which reopened on June 13, 2020, these hotels were gradually reopened from February 20, 2020. In support of the Macao government’s initiatives to fight the COVID-19 Pandemic, the Company provided one tower (approximately 2,000 hotel rooms) at the Sheraton Grand Macao Hotel, Cotai Strip to the Macao government to house individuals who returned to Macao for quarantine purposes. This tower has been utilized for quarantine purposes on several occasions including from March 28 to April 30, 2020; from June 7 to August 14, 2020; from December 20, 2020 until February 6, 2021; and will resume on February 20, 2021 until further notice.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Operating hours at restaurants across the Company’s Macao properties are continuously being adjusted in line with movements in guest visitation. The majority of retail outlets in the Company’s various shopping malls are open with reduced operating hours. The timing and manner in which these areas will return to full operation are currently unknown.
The Hong Kong government temporarily closed the Hong Kong China Ferry Terminal in Kowloon on January 30, 2020, and the Hong Kong Macao Ferry Terminal in Hong Kong on February 4, 2020. In response, the Company suspended its Macao ferry operations between Macao and Hong Kong. The timing and manner in which the Company’s normal ferry operations will be able to resume are currently unknown.
Our operations in Macao have been significantly impacted by the lack of visitation to Macao. The Macao government announced total visitation from mainland China to Macao decreased 83.0% for 2020, as compared to 2019. The Macao government also announced gross gaming revenue decreased by 79.3% for 2020, as compared to 2019.
Singapore
Beginning on April 7, 2020, the Singapore government suspended all casino and non-essential operations, including all operations at Marina Bay Sands, due to the COVID-19 Pandemic. The Company’s Singapore operations were permitted to reopen beginning on June 19, 2020; however, this only included certain restaurants and retail mall operations. The casino operations reopened on July 1, 2020; however, entry was initially limited to annual levy holders and certain Sands Rewards Club (“SRC”) members. The casino opened to all SRC members as of July 9, 2020, and to the public as of October 23, 2020. All operations are currently subject to limited capacities.
On May 28, 2020, in support of the Singapore government’s initiatives to fight the COVID-19 Pandemic, Marina Bay Sands entered into an agreement with the Singapore government to utilize all three hotel towers to house Singapore residents upon their initial return from other jurisdictions for quarantine. The government’s use of the first tower ceased on June 26, 2020, while usage of the second and third towers continued through July 26, 2020. Beginning on July 17, 2020, the first tower reopened for normal operations, while the second and third towers reopened on August 1, 2020. On September 7, 2020, the Singapore Tourism Board ("STB") announced that event organizers are allowed to apply for pilot events with limited capacities of up to 250 attendees from October 1, 2020. The date on which nightlife venues may reopen is unknown at this time. In December 2020, Singapore entered phase 3 of reopening, which, among other things, increased our casino operating capacity from 3,000 players to 3,750 players.
Visitation to Marina Bay Sands declined significantly due to the COVID-19 Pandemic. The STB announced for the 12 months ended November 30, 2020 (the latest information publicly available at the time of filing), total visitation to Singapore decreased approximately 76.6%, as compared to the same period in 2019.
Las Vegas
The Nevada government suspended all casino and non-essential operations, including all operations at the Las Vegas Operating Properties, as later defined, beginning on March 18, 2020, due to the COVID-19 Pandemic. The Nevada government allowed casinos to reopen on June 4, 2020, under strict guidelines issued by the Gaming Control Board and the State of Nevada. The Company reopened the casino suites, within The Venetian Tower and The Palazzo Tower, and select food and beverage outlets on June 4, 2020, with certain operations subject to reduced capacity. Beginning October 1, 2020, the limit for both public and private events increased from 50 people to the lesser of 250 people or 50% of the room’s capacity (excluding employees, organizers and performers) provided social distancing measures and various safety and related protocols were followed. Meetings, incentives, conventions and exhibitions (“MICE”) for more than 250 people, but no more than 1,000 people, were allowed subject to certain requirements. Larger venues, defined as having more than a 2,500 fixed-seating capacity, were allowed to host a gathering of 10% of their total capacity provided they met additional requirements. Despite these allowances, there have been no MICE events at the Company's Las Vegas Operating Properties since reopening on June 4, 2020.
In November 2020, the Nevada government tightened capacity and other restrictions, which included, among other things, a 25% capacity limit for gaming establishments and the lesser of 25% or 50 people for MICE events. These increased restrictions will be in place until at least February 14, 2021.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Visitation to the Company’s Las Vegas Operating Properties declined due to the COVID-19 Pandemic. The Las Vegas Convention and Visitors Authority ("LVCVA") announced for the 12 months ended November 30, 2020 (the latest information publicly available at the time of filing), total visitation to Las Vegas decreased 49.8%, as compared to the same period in 2019. The LVCVA also announced for the 12 months ended November 30, 2020 (the latest information publicly available at the time of filing), gross gaming revenue for the Las Vegas Strip decreased 38.5%, as compared to the same period in 2019.
Summary
The disruptions arising from the COVID-19 Pandemic had a significant adverse impact on the Company’s financial condition, operations and cash flows during the year ended December 31, 2020. The duration and intensity of this global health emergency and related disruptions are uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition may continue to be material in the future, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 Pandemic will end, when or how quickly the current travel and operational restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business and the willingness of tourism customers to spend on travel and entertainment and business customers to spend on MICE.
While each of the Company’s properties are currently open and operating at reduced levels due to lower visitation and the implementation of required safety measures, the current economic and regulatory environment on a global basis and in each of the Company’s jurisdictions continues to evolve. The Company cannot predict the manner in which governments will react as the global and regional impact of the COVID-19 Pandemic changes over time, which could significantly alter the Company’s current operations.
The Company has a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $2.12 billion and access to $1.50 billion, $2.02 billion and $448 million of available borrowing capacity from the LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Revolving Facility, respectively, and 3.69 billion Singapore dollars (“SGD,” approximately $2.79 billion at exchange rates in effect on December 31, 2020) under the Singapore Delayed Draw Term Facility, exclusively for capital expenditures for the MBS Expansion Project, as later defined, as of December 31, 2020. On January 25, 2021, SCL entered into an agreement with lenders to increase commitments under the 2018 SCL Credit Facility by Hong Kong Dollars ("HKD") 3.83 billion (approximately $494 million at exchange rates in effect on the date of this transaction). Subsequently, on January 29, 2021, SCL drew down $29 million and HKD 2.13 billion (approximately $274 million at exchange rates in effect on January 29, 2021) under this facility for general corporate purposes, resulting in remaining available borrowing capacity of $2.21 billion. The Company believes it is able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. The Company has taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow of non-essential items.
Operations
The Company is a developer of destination properties ("Integrated Resorts") that feature premium accommodations, world-class gaming, entertainment and retail malls, convention and exhibition facilities, celebrity chef restaurants and other amenities.
Macao
The Company currently owns 69.9% of SCL, which includes the operations of The Venetian Macao Resort Hotel ("The Venetian Macao"), The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Cotai Strip (the "Four Seasons Hotel Macao"), Sands Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession agreement, which expires in June 2022.
The Venetian Macao anchors the Cotai Strip, the Company's master-planned development of Integrated Resorts on an area of approximately 140 acres in Macao. The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 374,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; a

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Paiza Club, a mall with retail and dining space of approximately 943,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.
The Londoner Macao (previously Sands Cotai Central) is the Company's largest Integrated Resort on the Cotai Strip and is located across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Hotel Macao. The Integrated Resort opened in phases beginning April 2012 and features four hotel towers. The first hotel tower includes (i) approximately 650 five-star rooms and suites under the Conrad brand and (ii) The Londoner Macao Hotel, which opened in January 2021, with 600 London-themed suites, including 14 exclusive Suites by David Beckham. The second hotel tower consists of approximately 1,800 rooms and suites under the Sheraton brand. The third hotel tower consists of approximately 2,100 rooms and suites under the Sheraton brand. The fourth hotel tower consists of approximately 400 rooms and suites under the St. Regis brand. Within The Londoner Macao, the Company also owns and currently operates approximately 351,000 square feet of gaming space, approximately 369,000 square feet of meeting space and approximately 525,000 square feet of retail space, as well as entertainment and dining facilities. The Londoner Macao is the result of our previously announced renovation, expansion and rebranding of Sands Cotai Central as described below.
The Parisian Macao is an Integrated Resort connected to The Venetian Macao and The Plaza Macao and Four Seasons Hotel Macao, which includes approximately 248,000 square feet of gaming space. The Parisian Macao also features approximately 2,500 rooms and suites; approximately 296,000 square feet of retail and dining space; a meeting room complex of approximately 63,000 square feet; and a 1,200-seat theater.
The Plaza Macao and Four Seasons Hotel Macao features 360 rooms and suites managed and operated by FS Macau Lda. and is located adjacent and connected to The Venetian Macao. Within the Integrated Resort, the Plaza Casino features approximately 127,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 244,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. The Grand Suites at Four Seasons opened in October 2020 and features 289 luxury suites. The Company initiated VIP gaming operations in this space in the first quarter of 2020.
The Sands Macao, the first Las Vegas-style casino in Macao, offers approximately 212,000 square feet of gaming space and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.
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
The Company is working with Madison Square Garden Company ("MSG") to bring a 400,000-square-foot venue built specifically for music and entertainment to Las Vegas. MSG is currently building the MSG Sphere at

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The Venetian, an 18,000-seat venue, which will be located near, with connectivity to, the Las Vegas Operating Properties and is currently expected to open in 2023.
Development Projects
The Company regularly evaluates opportunities to improve its product offerings, such as refreshing its meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and its gaming areas, as well as other anticipated revenue generating additions to the Company's Integrated Resorts.
Macao
Construction work on the conversion of Sands Cotai Central into the new destination Integrated Resort, The Londoner Macao, is progressing. This project is being delivered in phases, which started in 2020 and will continue throughout 2021. Upon completion, The Londoner Macao will feature new attractions and features internally and externally from London, including some of London’s most recognizable landmarks, such as the Houses of Parliament and The Elizabeth Tower (commonly known as "Big Ben"). The Londoner Macao Hotel opened in January 2021 with approximately 600 London-themed suites, including 14 exclusive Suites by David Beckham. The resort will also feature the Londoner Court with approximately 370 luxury suites; construction of the Londoner Court is now complete and is expected to open in 2021. The Company's retail offerings will be expanded and rebranded as the Shoppes at Londoner.
The Company anticipates the total costs associated with The Londoner Macao development projects described above and the recently completed The Grand Suites at Four Seasons to be approximately $2.2 billion. The ultimate costs and completion dates for The Londoner Macao development is subject to change as the Company completes the project.
Singapore
In April 2019, the Company's wholly owned subsidiary, Marina Bay Sands Pte. Ltd. ("MBS"), entered into the Second Development Agreement with the Singapore Tourism Board pursuant to which MBS has agreed to construct a development, which will include a hotel tower with approximately 1,000 rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats (the “MBS Expansion Project”). The Second Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.4 billion at exchange rates in effect on December 31, 2020), which investment must be completed within eight years from the effective date of the agreement. The amount of the total project cost will be finalized as the Company completes design and development and begins construction.
United States
The Company was constructing a high-rise residential condominium tower (the "Las Vegas Condo Tower"), located on the Las Vegas Strip within The Venetian Resort Las Vegas. In 2008, the Company suspended construction activities for the project due to reduced demand for Las Vegas Strip condominiums and the overall decline in general economic conditions. The Company continues to evaluate the highest return opportunity for the project. The impact of the suspension on the estimated overall cost of the project is currently not determinable with certainty. Should demand and conditions fail to improve or management decides to abandon the project, the Company could record a charge for some portion of the $130 million in capitalized construction costs (net of depreciation) as of December 31, 2020.
Other
The Company continues to evaluate current development projects in each of its markets and pursue new development opportunities globally.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and variable interest entities in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

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
Capitalized Interest and Internal Costs
Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2020, 2019 and 2018, the Company capitalized $21 million, $9 million and $3 million, respectively, of interest expense.
During the years ended December 31, 2020, 2019 and 2018, the Company capitalized approximately $44 million, $34 million and $31 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
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
Hotel revenue recognition criteria are met at the time of occupancy. Food and beverage revenue recognition criteria are met at the time of service. Convention revenues are recognized when the related service is rendered or the event is held. Deposits for future hotel occupancy, convention space or food and beverage services contracts are recorded as deferred revenue until the revenue recognition criteria are met. Cancellation fees for convention contracts are recognized upon cancellation by the customer and are included in other revenues. Ferry and entertainment revenue recognition criteria are met at the completion of the ferry trip or event, respectively. Revenue from contracts with a combination of these services is allocated pro rata based on each service’s relative stand-alone selling price.
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
The outstanding chip liability represents the collective amounts owed to gaming promoters and patrons in exchange for gaming chips in their possession. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. The loyalty program liability represents a deferral of revenue until patron redemption of points earned. The loyalty program points are expected to be redeemed and recognized as revenue within one year of being earned. Due to travel restrictions resulting from the COVID-19 Pandemic, the Company temporarily extended the redemption period of these points for patrons not able or willing to visit its

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
properties located in Macao and Singapore. The required redemption period is expected to be reinstated during 2021. Customer deposits and other deferred revenue represent cash deposits made by customers for future services provided by the Company. With the exception of mall deposits, which typically extend beyond a year based on the terms of the lease, the majority of these customer deposits and other deferred revenue are expected to be recognized as revenue or refunded to the customer within one year of the date the deposit was recorded.
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2020	2019	2020	2019	2020	2019

	(In millions)
Balance at January 1	$540	$551	$68	$66	$724	$827
Balance at December 31	211	540	68	68	751	724
Increase (decrease)	$(329)	$(11)	$—	$2	$27	$(103)
____________________
(1)Of this amount, $152 million, $154 million and $152 million as of December 31, 2020 and 2019 and January 1, 2019, respectively, relates to mall deposits that are accounted for based on lease terms usually greater than one year.
Gaming Taxes
The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes, including the goods and services tax in Singapore, are an assessment on the Company's gaming revenue and are recorded as a casino expense in the accompanying consolidated statements of operations. These taxes were $834 million, $3.98 billion and $4.09 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Advertising Costs
Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs included in the accompanying consolidated statements of operations were $42 million, $123 million and $132 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Corporate Expenses
Corporate expense represents payroll, travel, legal fees, professional fees and various other expenses not allocated or directly related to the Company's Integrated Resort operations and related ancillary operations.
Foreign Currency
The functional currency of most of our foreign subsidiaries is the local currency in which the subsidiary operates. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average exchange rates during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (loss).
Gains or losses from foreign currency remeasurements that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income (loss). The balance of accumulated other comprehensive income (loss) consisted solely of foreign currency translation adjustments.
Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Year Ended December 31,
	2020	2019	2018

	(In millions)
Weighted average common shares outstanding (used in the calculation of basic earnings (loss) per share)	764	771	786
Potential dilution from stock options and restricted stock and stock units	—	—	—
Weighted average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	764	771	786
Antidilutive stock options excluded from the calculation of diluted earnings (loss) per share	9	3	2
Stock-Based Employee Compensation
Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized over the employee's requisite service period (generally the vesting period of the equity grant). The Company's stock-based employee compensation plans are more fully discussed in "Note 15 — Stock-Based Employee Compensation."
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
In August 2018, the Company entered into interest rate swap agreements (the "IR Swaps"), which qualified and were designated as fair value hedges, swapping fixed-rate for variable-rate interest to hedge changes in the fair value of the 2023, 2025 and 2028 SCL Senior Notes. These IR Swaps had a total notional value of $5.50 billion and expired in August 2020. During the years ended December 31, 2020, 2019 and 2018, the Company recorded $53 million, $23 million and $9 million, respectively, as a reduction to interest expense related to the realized amount associated with the IR Swaps.
Recent Accounting Pronouncements
On January 1, 2020, the Company adopted the guidance under the accounting standard update (“ASU”) 2016-13 issued in June 2016 by the Financial Accounting Standards Board (“FASB”). The ASU revised the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The adoption, which was applied on a modified retrospective basis, did not have a material impact on the Company’s financial condition and results of operations and therefore did not result in an adjustment to retained earnings as of January 1, 2020.
Note 3 — Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2020	2019

	(In millions)
Casino	$527	$858
Rooms	15	88
Mall	49	93
Other	61	87
	652	1,126
Less — provision for credit losses	(314)	(282)
	$338	$844

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the period:

	December 31,
	2020	2019

	(In millions)
Balance at beginning of year	$282	$324
Current period provision for credit losses	99	30
Write-offs	(70)	(74)
Recoveries of receivables previously written-off	—	1
Exchange rate impact	3	1
Balance at end of period	$314	$282
Note 4 — Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2020	2019

	(In millions)
Land and improvements	$637	$650
Building and improvements	18,014	17,662
Furniture, fixtures, equipment and leasehold improvements	4,843	4,520
Transportation	525	520
Construction in progress	2,074	1,507
	26,093	24,859
Less — accumulated depreciation and amortization	(10,984)	(10,015)
	$15,109	$14,844
The property and equipment sold to GGP totaling $179 million (net of $119 million of accumulated depreciation) as of December 31, 2020, will continue to be recorded on the Company's consolidated balance sheet and will continue to be depreciated in the Company's consolidated statement of operations. See "Note 12 — Mall Activities — The Shoppes at The Palazzo."
During the year ended December 31, 2020, the Company recognized a loss on disposal or impairment of assets of $80 million, consisting primarily of $56 million for asset write-offs and demolition costs related to the Londoner Macao. During the years ended December 31, 2019 and 2018, the Company recognized a loss on disposal or impairment of assets of $90 million and $150 million, respectively, primarily consisting of a $65 million due to the ferry impairment charge as a result of the decline in passenger volume and $128 million in write-off of costs related to The Grand Suites at Four Seasons, as well as other dispositions at the Company's operating properties, respectively.
Depreciation expense was $1.14 billion, $1.15 billion and $1.10 billion for the years ended December 31, 2020, 2019 and 2018, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 5 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following:

	December 31,
	2020	2019

	(In millions)
Marina Bay Sands	$2,024	$1,986
The Londoner Macao	295	293
The Venetian Macao	242	242
The Plaza Macao and Four Seasons Hotel Macao	106	106
The Parisian Macao	89	89
Sands Macao	37	38
	2,793	2,754
Less — accumulated amortization	(537)	(482)
	$2,256	$2,272
The Company amortizes the leasehold interests in land on a straight-line basis over the expected term of the lease, which includes automatic extensions in Macao as discussed further below. Amortization expense of $55 million, $51 million and $35 million was included in amortization of leasehold interests in land expense for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated future amortization expense over the expected term of the lease is approximately $53 million for each of the five years in the period ending December 31, 2025 and $2.18 billion thereafter at exchange rates in effect on December 31, 2020.
Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. The Company anticipates a useful life of 50 years related to the land concessions in Macao. The Company has received land concessions from the Macao government to build on the sites on which Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Hotel Macao, The Londoner Macao and The Parisian Macao are located. The Company does not own these land sites in Macao; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company is required to pay premiums for each parcel, as well as make annual rent payments in the amounts and at the times specified in the land concessions. The rent amounts may be revised every five years by the Macao government. For the Company's future rental payment obligations, see "Note 13 — Leases."
Land concessions in Singapore have an initial term of 60 years. The Company has received land concessions from the Singapore Tourism Board to build on the sites on which Marina Bay Sands and the future MBS Expansion Project are located. The Company does not own these land sites in Singapore; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company was required to prepay the premiums for each parcel.
In April 2019, and in connection with the Second Development Agreement, MBS paid $963 million for the additional land concession in connection with the MBS Expansion Project.
Note 6 — Intangible Assets, Net
Intangible assets consist of the following:

	December 31,
	2020	2019

	(In millions)
Marina Bay Sands gaming license	$55	$53
Trademarks and other	1	1
	56	54
Less — accumulated amortization	(31)	(12)
Total intangible assets, net	$25	$42

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
Amortization expense was $17 million, $17 million and $16 million for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated future amortization expense is approximately $18 million and $6 million for the years ending December 31, 2021 and 2022, respectively.
Note 7 — Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31,
	2020	2019

	(In millions)
Customer deposits	$614	$582
Outstanding chip liability	211	540
Payroll and related	205	378
Accrued interest payable	179	165
Taxes and licenses	155	389
Other accruals	342	342
	$1,706	$2,396

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 8 — Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2020	2019

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $11 and $14, respectively)	$1,739	$1,736
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	496	495
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $10 and $12, respectively)	990	988
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $8)	742	742
Other	3	—
Macao Related(1):
4.600% Senior Notes due 2023 (net of unamortized original issue discount and deferred financing costs of $9 and $11, respectively, and a positive cumulative fair value adjustment of $11 for 2019)	1,791	1,800
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $11 and $13, and a positive cumulative fair value adjustment of $11 for 2019)	1,789	1,798
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $8)	792	—
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $16 and $19, respectively, and a positive cumulative fair value adjustment of $12 for 2019)	1,884	1,893
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $10)	690	—
Other	21	17
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $50 and $54, respectively)	3,023	3,023
2012 Singapore Delayed Draw Term Facility (net of unamortized deferred financing costs of $1)	46	—
Other	1	—
	14,007	12,492
Less — current maturities	(76)	(70)
Total long-term debt	$13,931	$12,422
____________________
(1)Unamortized deferred financing costs of $91 million and $100 million as of December 31, 2020 and 2019, respectively, related to the Company's revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in other assets, net in the accompanying consolidated balance sheets.
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
On November 25, 2019, LVSC issued, in a public offering, a senior unsecured note in an aggregate principal amount of $500 million of 2.900% Senior Notes due June 25, 2025 (the “2025 LVSC Senior Notes” and, together with the 2024 LVSC Senior Notes, 2026 LVSC Senior Notes and the 2029 LVSC Senior Notes, the “LVSC Senior Notes”). A portion of the net proceeds from the offering was used for general corporate purposes, including repurchases of shares of the Company's common stock.
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
LVSC Revolving Facility
On August 9, 2019, LVSC entered into a revolving credit agreement with the arrangers and lenders named therein and The Bank of Nova Scotia, as administrative agent for the lenders (the “LVSC Revolving Credit Agreement”), pursuant to which the lenders provided unsecured, revolving credit commitments to LVSC in an aggregate principal amount of $1.50 billion (the “LVSC Revolving Facility”), which are available until August 9, 2024, and include a $150 million sub-facility for letters of credit. LVSC may utilize the proceeds of the loans for general corporate purposes and working capital requirements of LVSC and its subsidiaries and any other purpose not prohibited by the LVSC Revolving Credit Agreement. As of December 31, 2020, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
The revolving loans bear interest at the Company’s option, at either, an adjusted Eurodollar rate, plus an applicable margin ranging from 1.125% to 1.550% per annum, or at an alternative base rate, plus an applicable margin ranging from 0.125% to 0.550% per annum, in each case, based on LVSC’s corporate family credit rating. As of December 31, 2020, the applicable margin for revolving loans with reference to an adjusted Eurodollar rate is 1.4% per annum and the applicable margin for revolving loans with reference to an alternative base rate is 0.4% per annum. LVSC is also required to pay a quarterly commitment fee on the undrawn portion of the LVSC Revolving Facility, which commitment fee ranges from 0.125% to 0.250% per annum, based on the LVSC’s corporate family credit rating. As of December 31, 2020, the commitment fee is 0.200% per annum.
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
On September 23, 2020, LVSC entered into an amendment agreement (the "Amendment") with lenders to the LVSC Revolving Credit Agreement. Pursuant to the Amendment, the LVSC Revolving Credit Agreement was

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
amended to (a) remove the requirement to maintain a maximum consolidated leverage ratio of 4.0x as of the last day of any fiscal quarter of LVSC during the period commencing on October 31, 2020, through and including December 31, 2021 (such period, the “Relevant Period”); (b) include a requirement for LVSC to maintain a minimum liquidity of $350 million as of the last day of each month during the Relevant Period; and (c) include a limitation on LVSC’s ability to declare or pay any dividend or other distribution during the period commencing on the closing date of the amendment, through and including December 31, 2021, unless liquidity is greater than $1.0 billion on a pro forma basis after giving effect to such dividend or distribution. Pursuant to the Amendment, LVSC agreed to pay a customary fee to the lenders that consented.
2013 U.S. Credit Facility
The Company, entered into a credit agreement (the "2013 U.S. Credit Facility"), which pursuant to various amendments, provided for a $3.51 billion term loan (the "2013 Extended U.S. Term B Facility") and a $1.15 billion revolving facility (the "2013 Extended U.S. Revolving Facility," and together with the 2013 Extended U.S. Term B Facility, the "2013 U.S. Credit Facility"). Borrowings under the 2013 Extended U.S. Term B Facility were used for working capital requirements and general corporate purposes, including to make any investment or payment not specifically prohibited by the terms of the loan documents.
The Company paid standby fees of 0.2% per annum on the undrawn amounts under the 2013 Extended U.S. Revolving Facility. The weighted average interest rate on the 2013 U.S. Credit Facility was 4.2% and 3.9% for the years ended December 31, 2019 and 2018, respectively.
As previously described, the proceeds from the LVSC Senior Notes were used to repay the outstanding borrowings under the 2013 U.S. Credit Facility and the facility was terminated. As a result, the Company recorded a $22 million loss on early retirement of debt during the year ended December 31, 2019.
Macao Related Debt
SCL Senior Notes
On August 9, 2018, SCL issued, in a private offering, three series of senior unsecured notes in an aggregate principal amount of $5.50 billion, consisting of $1.80 billion of 4.600% Senior Notes due August 8, 2023 (the "2023 SCL Senior Notes"), $1.80 billion of 5.125% Senior Notes due August 8, 2025 (the "2025 SCL Senior Notes") and $1.90 billion of 5.400% Senior Notes due August 8, 2028 (the "2028 SCL Senior Notes"). A portion of the net proceeds from the offering was used to repay in full the outstanding borrowings under the 2016 VML Credit Facility (defined below). There are no interim principal payments on the 2023, 2025 or 2028 SCL Senior Notes and interest is payable semi-annually in arrears on each February 8 and August 8, commencing on February 8, 2019.
On June 4, 2020, SCL issued, in a private offering, two series of senior unsecured notes in an aggregate principal amount of $1.50 billion, consisting of $800 million of 3.800% Senior Notes due January 8, 2026 (the “2026 SCL Senior Notes”) and $700 million of 4.375% Senior Notes due June 18, 2030 (the “2030 SCL Senior Notes” and together with the 2023 SCL Senior Notes, 2025 SCL Senior Notes, 2026 SCL Senior Notes and 2028 SCL Senior Notes, the "SCL Senior Notes"). The net proceeds from the offering were used for incremental liquidity and general corporate purposes. There are no interim principal payments on the 2026 or 2030 SCL Senior Notes and interest is payable semi-annually in arrears on January 8 and July 8, commencing on January 8, 2021, with respect to the 2026 SCL Senior Notes, and on June 18 and December 18, commencing on December 18, 2020, with respect to the 2030 SCL Senior Notes.
The SCL Senior Notes are senior unsecured obligations of SCL. Each series of notes rank equally in right of payment with all of SCL’s existing and future senior unsecured debt and will rank senior in right of payment to all of SCL’s future subordinated debt, if any. The notes will be effectively subordinated in right of payment to all of SCL’s future secured debt (to the extent of the value of the collateral securing such debt) and will be structurally subordinated to all of the liabilities of SCL’s subsidiaries. None of SCL’s subsidiaries guarantee the notes.
The 2023, 2025 and 2028 SCL Senior Notes were issued pursuant to an indenture, dated August 9, 2018 (the "SCL Indenture") and the 2026 and 2030 SCL Senior Notes were issued pursuant to an indenture, dated June 4, 2020 (the “2020 SCL Indenture”), between SCL and U.S. Bank National Association, as trustee. Upon the occurrence of certain events described in these indentures, the interest rate on the SCL senior notes may be adjusted. Both indentures contain covenants, subject to customary exceptions and qualifications, that limit the ability of SCL

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
and its subsidiaries to, among other things, incur liens, enter into sale and leaseback transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of SCL’s assets on a consolidated basis. The indentures also provide for customary events of default.
2018 SCL Credit Facility
On November 20, 2018, SCL entered into a facility agreement with the arrangers and lenders named therein and Bank of China Limited, Macau Branch, as agent for the lenders, (the "2018 SCL Credit Facility") pursuant to which the lenders made available a $2.0 billion revolving unsecured credit facility to SCL (the "2018 SCL Revolving Facility"). The facility is available until July 31, 2023, and SCL may draw loans under the facility, which may consist of general revolving loans (consisting of a United States dollar component and a Hong Kong dollar component) or loans drawn under a swing-line loan sub-facility (denominated in either United States dollars or Hong Kong dollars). SCL may utilize the loans for general corporate purposes and working capital requirements of SCL and its subsidiaries. As of December 31, 2020, the Company had $2.02 billion of available borrowing capacity under the 2018 SCL Revolving Facility.
Loans under the 2018 SCL Revolving Facility bear interest calculated by reference to (1) in the case of general revolving loans denominated in United States dollars, the London Interbank Offered Rate ("LIBOR"), (2) in the case of loans denominated in United States dollars drawn under the swing-line loan sub-facility, a United States dollar alternate base rate (determined by reference to, among other things, the United States dollar prime lending rate and the Federal Funds Effective Rate), (3) in the case of general revolving loans denominated in Hong Kong dollars, the Hong Kong Interbank Offered Rate ("HIBOR") or (4) in the case of loans denominated in Hong Kong dollars drawn under the swing-line loan sub-facility, a Hong Kong dollar alternate base rate (determined by reference to, among other things, the Hong Kong dollar prime lending rate), in each case, plus a margin that is determined by reference to the consolidated leverage ratio as defined in the 2018 SCL Credit Facility. The initial margin for general revolving loans is 2.0% per annum and the initial margin for loans drawn under the swing-line loan sub-facility is 1.0% per annum. SCL is also required to pay a commitment fee of 0.60% per annum on the undrawn amounts under the 2018 SCL Revolving Facility.
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
On September 11, 2020, SCL entered into a waiver extension and amendment request letter (the “Waiver Extension Letter”) with respect to certain provisions of the 2018 SCL Credit Facility, pursuant to which lenders agreed to (a) extend the SCL Relevant Period such that it ends on, and includes, January 1, 2022 instead of July 1, 2021; and (b) amend and restate the 2018 SCL Credit Facility in the form attached to the Waiver Extension Letter, which contains the following amendments: (1) it provides SCL with the option to increase the total borrowing capacity by an aggregate amount of up to $1.0 billion; and (2) it imposes a restriction on the ability of SCL to declare or make any dividend payment or similar distribution at any time during the period from (and including) July 1, 2020 to (and including) January 1, 2022, if at such time (x) the total borrowing capacity exceeds $2.0 billion by operation of the increase referred to above; and (y) the maximum consolidated leverage ratio is greater than 4.0x,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
unless, after giving effect to such payment, the sum of (i) the aggregate amount of cash and cash equivalents of SCL on such date; and (ii) the aggregate amount of the undrawn facility under the 2018 SCL Credit Facility and unused commitments under other credit facilities of SCL is greater than $2.0 billion. Pursuant to the Waiver Extension Letter, SCL agreed to pay a customary fee to the lenders that consented.
The 2018 SCL Credit Facility also contains certain events of default (some of which are subject to grace and remedy periods and materiality qualifiers), including, but not limited to, events relating to SCL's gaming operations and the loss or termination of certain land concession contracts.
On January 25, 2021, SCL entered into an agreement with lenders to increase commitments under the 2018 SCL Credit Facility by HKD 3.83 billion (approximately $494 million at exchange rates in effect on the date of this transaction). Subsequently, on January 29, 2021, SCL drew down $29 million and HKD 2.13 billion (approximately $274 million at exchange rates in effect on January 29, 2021) under this facility for general corporate purposes, resulting in remaining available borrowing capacity of $2.21 billion.
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
The Company paid standby fees of 0.5% per annum on the undrawn amounts under the 2016 VML Revolving Facility. The weighted average interest rate on the 2016 VML Credit Facility was 3.1% for the year ended December 31, 2018.
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
Singapore Related Debt
2012 Singapore Credit Facility
In June 2012, MBS entered into a SGD 5.10 billion (approximately $3.85 billion at exchange rates in effect on December 31, 2020) credit agreement (the "2012 Singapore Credit Facility"), providing for a fully funded SGD 4.60 billion (approximately $3.48 billion at exchange rates in effect on December 31, 2020) term loan (the "2012 Singapore Term Facility") and a SGD 500 million (approximately $378 million at exchange rates in effect on December 31, 2020) revolving facility (the "2012 Singapore Revolving Facility") that was available until November 25, 2017, which included a SGD 100 million (approximately $76 million at exchange rates in effect on December 31, 2020) ancillary facility (the "2012 Singapore Ancillary Facility"). Borrowings under the 2012 Singapore Credit Facility were used to repay the outstanding balance under the previous Singapore credit facility.
During August 2014, MBS amended its 2012 Singapore Credit Facility, pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to August 28, 2020, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to February 28, 2020.
During March 2018, MBS amended its 2012 Singapore Credit Facility, which refinanced the facility in an aggregate amount of SGD 4.80 billion (approximately $3.63 billion at exchange rates in effect on December 31, 2020), pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to March 29, 2024, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to September 29, 2023.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On August 30, 2019, MBS amended and restated its 2012 Singapore Credit Facility (the “Third Amendment and Restatement Agreement”). The Third Amendment and Restatement Agreement extended (a) the maturity date of the term loans under the 2012 Singapore Term Facility to August 31, 2026, and (b) the termination date of the revolving credit commitments under the 2012 Singapore Revolving Facility to February 27, 2026, and also increased the principal amount of revolving credit commitments by an additional SGD 250 million (approximately $189 million at exchange rates in effect on December 31, 2020) for a total aggregate principal amount of SGD 750 million (approximately $567 million at exchange rates in effect on December 31, 2020). As of December 31, 2020, MBS had SGD 592 million (approximately $448 million at exchange rates in effect on December 31, 2020) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee in connection with the MBS Expansion Project for SGD 153 million (approximately $116 million at exchange rates in effect on December 31, 2020).
Under the Third Amendment and Restatement Agreement, certain lenders committed to provide a new delayed draw term loan facility (the “Singapore Delayed Draw Term Facility”) in an aggregate principal amount of SGD 3.75 billion (approximately $2.83 billion at exchange rates in effect on December 31, 2020), which will be available to MBS until December 30, 2024, to finance costs associated with the MBS Expansion Project. The loans borrowed under the Singapore Delayed Draw Term Facility will mature on August 31, 2026. During the year ended December 31, 2020, MBS borrowed SGD 62 million (approximately $46 million at exchange rates in effect at the time of the transaction) under the Singapore Delayed Draw Term Facility. As of December 31, 2020, SGD 3.69 billion (approximately $2.79 billion at exchange rates in effect on December 31, 2020) remains available to be drawn under the Singapore Delayed Draw Term Facility.
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
Under the Third Amendment and Restatement Agreement, outstanding loans bear interest at the Singapore Swap Offered Rate (“SOR”) plus an applicable margin that is fixed at 1.65% per annum until September 30, 2020, and will range from 1.15% to 1.85% per annum thereafter, based on MBS’s consolidated leverage ratio (interest rate set at approximately 2.0% as of December 31, 2020). MBS pays a standby commitment fee of 35% to 40% of the spread per annum on all undrawn amounts under the 2012 Singapore Revolving Facility. The weighted average interest rate for the 2012 Singapore Credit Facility was 2.2%, 3.2% and 2.6% for the years ended December 31, 2020, 2019 and 2018.
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
On June 18, 2020, MBS or the “Borrower,” entered into an amendment letter (the “Amendment Letter”) with DBS Bank Ltd. (“DBS”), as agent. The Amendment Letter amends the facility agreement originally dated as of June 25, 2012 (as amended, restated, amended and restated, supplemented and otherwise modified, the “Facility Agreement”), among the Borrower, the lenders party thereto, DBS, as the agent, and the other parties thereto.
The Amendment Letter (a) modifies the financial covenant provisions under the Facility Agreement such that the Borrower will not have to comply with the leverage or interest coverage covenants for the financial quarters ending, and including, September 30, 2020 through, and including, December 31, 2021 (the “Waiver Period”); (b) extends to June 30, 2021, the deadline for delivering the construction costs estimate and the construction schedule for the MBS Expansion Project; and (c) permits the Borrower to make dividend payments during the Waiver Period of (i) an unlimited amount if the ratio of its debt to consolidated adjusted EBITDA is lower than or equal to 4.25x and (ii) up to SGD 500 million per fiscal year if the ratio of its debt to consolidated adjusted EBITDA is higher than 4.25x, subject to the additional requirements that (a) the aggregate amount of the Borrower’s cash plus Facility B availability is greater than or equal to SGD 800 million immediately following such dividend payment and (b) the Borrower’s interest coverage ratio is higher than 3.0x. Pursuant to the Amendment Letter, MBS agreed to pay a customary fee to the lenders that consented thereto.
Debt Covenant Compliance
As of December 31, 2020, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Year Ended December 31,
	2020	2019	2018

	(In millions)
Proceeds from 2026 and 2030 SCL Senior Notes	$1,496	$—	$—
Proceeds from 2018 SCL Credit Facility	403	—	—
Proceeds from 2012 Singapore Credit Facility - Delayed Draw Term	46	—	—
Proceeds from LVSC Senior Notes	—	4,000	—
Proceeds from 2023, 2025 and 2028 SCL Senior Notes	—	—	5,500
Proceeds from 2013 U.S. Credit Facility	—	—	1,347
Proceeds from 2016 VML Credit Facility	—	—	746
	$1,945	$4,000	$7,593

Repayments on 2018 SCL Credit Facility	$(404)	$—	$—
Repayments on 2012 Singapore Credit Facility	(60)	(47)	(65)
Repayments on 2013 U.S. Credit Facility	—	(3,484)	(26)
Repayments on 2016 VML Credit Facility	—	—	(5,083)
Repayments on HVAC Equipment Lease and Other Long-Term Debt	(3)	(5)	(4)
	$(467)	$(3,536)	$(5,178)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Scheduled Maturities of Long-Term Debt
Maturities of long-term debt outstanding as of December 31, 2020, are summarized as follows:

Long-term Debt
(In millions)
2021	$63
2022	63
2023	1,863
2024	1,892
2025	3,356
Thereafter	6,883
Total	$14,120
Fair Value of Long-Term Debt
The estimated fair value of the Company's long-term debt as of December 31, 2020 and 2019, was approximately $15.15 billion and $13.21 billion, respectively, compared to its contractual value of $14.12 billion and $12.58 billion, respectively. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).
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
On March 26, 2020, the Company paid a dividend of $0.79 per common share as part of a regular cash dividend program. During the year ended December 31, 2020, the Company recorded $603 million as a distribution against retained earnings (of which $342 million related to Mr. Adelson (the "Principal Stockholder") and his family and the remaining $261 million related to all other stockholders).
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
Share Repurchases
In June 2018, the Company's Board of Directors authorized the repurchase of $2.50 billion of its outstanding common stock, which was to expire in November 2020. In October 2020, the Company's Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022. Repurchases of the Company's common stock are made at the Company's discretion in accordance with

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions. During the year ended December 31, 2020, no shares of its common stock were repurchased. During the years ended December 31, 2019 and 2018, the Company repurchased 12,556,635 and 14,998,127 shares, respectively, of its common stock for $754 million and $905 million, respectively, (including commissions) under the Company's current program. All share repurchases of the Company's common stock have been recorded as treasury stock.
In addition to the shares repurchased under the share repurchase program, during the year ended December 31, 2019, the Company repurchased 1,927 shares, in satisfaction of tax withholding and exercise price obligations on stock option exercises.
Rollforward of Shares of Common Stock
A summary of the outstanding shares of common stock is as follows:

Balance as of January 1, 2018	789,484,987
Exercise of stock options	1,007,551
Issuance of restricted stock	10,296
Vesting of restricted stock units	5,000
Repurchase of common stock	(15,044,620)
Balance as of December 31, 2018	775,463,214
Exercise of stock options	569,224
Issuance of restricted stock	11,039
Repurchase of common stock	(12,558,562)
Balance as of December 31, 2019	763,484,915
Exercise of stock options	342,700
Issuance of restricted stock	17,512
Forfeiture of unvested restricted stock	(2,189)
Balance as of December 31, 2020	763,842,938
Noncontrolling Interests
SCL
On April 17, 2020, SCL announced it will not pay a final dividend for 2019 due to the impact of the COVID-19 Pandemic.
On February 21, 2020, SCL paid a dividend of 0.99 HKD to SCL stockholders (a total of $1.03 billion, of which the Company retained $717 million during the year ended December 31, 2020).
On February 22 and June 21, 2019, SCL paid a dividend of HKD 0.99 and HKD 1.00 per share, respectively, to SCL stockholders (a total of $2.05 billion, of which the Company retained $1.44 billion during the year ended December 31, 2019).
On February 23 and June 22, 2018, SCL paid a dividend of HKD 0.99 and HKD 1.00 per share, respectively, to SCL stockholders (a total of $2.05 billion, of which the Company retained $1.44 billion during the year ended December 31, 2018).
Other
During the years ended December 31, 2019 and 2018, the Company distributed $17 million and $12 million, respectively, to certain of its noncontrolling interests. Of the amount distributed during the year ended December 31, 2019, $11 million related to payments to the Company's minority interest partners to purchase their interests in connection with the sale of Sands Casino Resort Bethlehem ("Sands Bethlehem").

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 10 — Income Taxes
Consolidated income (loss) before taxes and noncontrolling interests for domestic and foreign operations is as follows:

	Year Ended December 31,
	2020	2019	2018

	(In millions)
Foreign	$(1,614)	$3,145	$3,164
Domestic	(567)	627	162
Total income (loss) before income taxes	$(2,181)	$3,772	$3,326
The components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
	2020	2019	2018

	(In millions)
Foreign:
Current	$7	$245	$245
Deferred	3	(10)	(12)
Federal:
Current	(11)	33	15
Deferred	(35)	145	135
State:
Current	(2)	33	2
Deferred	—	22	(10)
Total income tax expense (benefit)	$(38)	$468	$375
The reconciliation of the statutory federal income tax rate and the Company's effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory federal income tax rate	(21.0)%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
Change in valuation allowance	9.8%	2.7%	4.5%
Foreign and U.S. tax rate differential	6.7%	(5.6)%	(6.5)%
Tax exempt (income) loss of foreign subsidiary	2.1%	(8.0)%	(8.3)%
Other, net	0.7%	2.3%	0.6%
Effective tax rate	(1.7)%	12.4%	11.3%
The Company enjoys an income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through June 26, 2022, the date VML's subconcession agreement expires. Had the Company not received the income tax exemption in Macao, consolidated net income attributable to LVSC would have been reduced by $200 million and $184 million, and diluted earnings per share would have been reduced by $0.26 and $0.23 per share for the years ended December 31, 2019 and 2018, respectively. The VML gaming losses incurred during 2020 did not generate a tax benefit because they are not subject to tax. This results in an increase in the Company’s overall effective tax rate. In April 2019, the Company entered into a renewed agreement with the Macao government, which is effective through June 26, 2022, and provides for an annual payment of 38 million patacas (approximately $5 million at exchange rates in effect on December 31, 2020) as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. In September 2013, the Company and the Internal Revenue Service entered into a Pre-Filing Agreement providing the Macao special gaming tax (35% of gross gaming revenue) qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. foreign tax credit.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The Company's foreign and U.S. tax rate differential reflects the fact that the U.S. tax rate of 21% is higher than the statutory tax rates in Singapore and Macao of 17% and 12%, respectively.
The Tax Cuts and Jobs Act (the "Act" or "U.S. tax reform") made significant changes to U.S. income tax laws including lowering the U.S. corporate tax rate to 21% effective beginning in 2018 and transitioning from a worldwide tax system to a territorial tax system resulting in dividends from the Company's foreign subsidiaries not being subject to U.S. income tax and therefore, no longer generating U.S. foreign tax credits. During the year ended December 31, 2018, the Company recorded a tax expense of $57 million resulting from guidance by the Internal Revenue Service ("IRS") related to certain international provisions of U.S. tax reform.
The primary tax affected components of the Company's net deferred tax assets are as follows:

	December 31,
	2020	2019

	(In millions)
Deferred tax assets:
U.S. foreign tax credit carryforwards	$4,812	$4,791
Net operating loss carryforwards	466	283
Stock-based compensation	16	15
Provision for credit losses	14	14
Deferred gain on mall sale transactions	12	13
Accrued expenses	10	23
Pre-opening expenses	7	9
Other	—	1
	5,337	5,149
Less — valuation allowances	(4,922)	(4,786)
Total deferred tax assets	415	363
Deferred tax liabilities:
Property and equipment	(274)	(251)
Prepaid expenses	(4)	(5)
Other	(7)	(8)
Total deferred tax liabilities	(285)	(264)
Deferred tax assets, net	$130	$99
U.S. tax reform required the Company to compute a one-time mandatory tax on the previously unremitted earnings of its foreign subsidiaries during the year ended December 31, 2017. This one-time deemed repatriation of these earnings did not result in a cash tax liability for the Company as the incremental U.S. taxable income was fully offset by the utilization of the U.S. foreign tax credits generated as a result of the deemed repatriation. In addition, the deemed repatriation generated excess U.S. foreign tax credits, which were carried forward to tax years 2018 and beyond. The Company's U.S. foreign tax credit carryforwards were $4.87 billion and $4.84 billion as of December 31, 2020 and 2019, respectively, which will begin to expire in 2022. There was a valuation allowance of $4.58 billion and $4.51 billion as of December 31, 2020 and 2019, respectively, provided on certain net U.S. deferred tax assets, as the Company believes these assets do not meet the "more-likely-than-not" criteria for recognition. The Company’s U.S. net operating loss carryforward was $568 million as of December 31, 2020, which does not have an expiration date. Net operating loss carryforwards for the Company's foreign subsidiaries were $2.84 billion and $2.31 billion as of December 31, 2020 and 2019, respectively, which began to expire in 2021. There are valuation allowances of $342 million and $279 million as of December 31, 2020 and 2019, respectively, provided on the net deferred tax assets of certain foreign jurisdictions, as the Company believes these assets do not meet the "more-likely-than-not" criteria for recognition.
Undistributed earnings of subsidiaries are accounted for as a temporary difference, except deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries deemed to be indefinitely reinvested in foreign jurisdictions. U.S. tax reform required the Company to compute a tax on previously unremitted earnings of its foreign subsidiaries upon transition from a worldwide tax system to a territorial tax system during the year ended December 31, 2017. The Company expects these earnings to be exempt from U.S. income tax if distributed as these

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
earnings were taxed during the year ended December 31, 2017, under U.S. tax reform. The Company does not consider current year's tax earnings and profits of its foreign subsidiaries to be indefinitely reinvested. Beginning with the year ended December 31, 2015, the Company's major foreign subsidiaries distributed, and may continue to distribute, earnings in excess of their current year's tax earnings and profits in order to meet the Company's liquidity needs. As of December 31, 2020, the amount of earnings and profits of foreign subsidiaries the Company does not intend to repatriate was $2.58 billion. The Company does not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows:

	December 31,
	2020	2019	2018

	(In millions)
Balance at the beginning of the year	$134	$118	$92
Additions to tax positions related to prior years	—	1	2
Reductions to tax positions related to prior years	(14)	—	—
Additions to tax positions related to current year	11	15	24
Balance at the end of the year	$131	$134	$118
As of December 31, 2020, 2019 and 2018, unrecognized tax benefits of $60 million, $53 million and $67 million, respectively, were recorded as reductions to the U.S. foreign tax credit deferred tax asset. As of December 31, 2020, 2019 and 2018, unrecognized tax benefits of $71 million, $81 million and $51 million, respectively, were recorded in other long-term liabilities.
Included in the unrecognized tax benefit balance as of December 31, 2020, 2019 and 2018, are $123 million, $115 million and $103 million, respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.
The Company's major tax jurisdictions are the U.S., Macao and Singapore. The Company could be subject to examination for tax years beginning in 2016 in Macao and Singapore and tax years 2010 through 2015 and 2017 through 2019 in the U.S. The Company believes it has adequately reserved and provided for its uncertain tax positions; however, there is no assurance the taxing authorities will not propose adjustments that are different from the Company's expected outcome and it could impact the provision for income taxes.
The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. Interest and penalties of $7 million, $5 million and $3 million were accrued as of December 31, 2020, 2019 and 2018, respectively. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.
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
Cash equivalents, which are short-term investments with original maturities of less than 90 days, had an estimated fair value of $726 million and $2.26 billion as of December 31, 2020 and 2019, respectively. The estimated fair value of the Company's cash equivalents is based on level 1 inputs (quoted market prices in active markets).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 12 — Mall Activities
The Grand Canal Shoppes at The Venetian Resort Las Vegas
In April 2004, the Company entered into an agreement to sell the portion of the Grand Canal Shoppes located within The Venetian Tower (formerly referred to as "The Grand Canal Shoppes") and lease certain restaurant and other retail space at the casino level of The Venetian Tower (the "Master Lease") to GGP for approximately $766 million (the "Mall Sale"). The Mall Sale closed in May 2004, and the Company realized a gain of $418 million in connection with the Mall Sale. Under the Master Lease agreement, the Company leased nineteen retail and restaurant spaces on the casino level within The Venetian Tower to GGP for 89 years with annual rent of one dollar and GGP assumed the various tenant operating leases for those spaces. In accordance with related accounting standards, the Master Lease agreement does not qualify as a sale of the real property assets, which real property was not separately legally demised. Accordingly, $109 million of the transaction has been deferred as prepaid operating lease payments to the Company, which will amortize into income on a straight-line basis over the 89-year lease term. During each of the years ended December 31, 2020, 2019 and 2018, $1 million of this deferred item was amortized and included in convention, retail and other revenue. In addition, the Company agreed with GGP to: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements; (ii) lease theater space located within The Grand Canal Shoppes from GGP for a period of 25 years with fixed minimum rent of $3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $4 million; and (iv) lease certain office space from GGP for a period of 10 years, subject to extension options, with annual rent of approximately $1 million. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. In accordance with related accounting standards, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the lives of the leases. During each of the years ended December 31, 2020, 2019 and 2018, $3 million of this deferred item was amortized as an offset to convention, retail and other expense.
The Shoppes at The Palazzo
The Company contracted to sell a portion of the Grand Canal Shoppes located within The Palazzo Tower (formerly referred to as The Shoppes at The Palazzo) to GGP pursuant to a purchase and sale agreement dated as of April 12, 2004, as amended (the "Amended Agreement") and under the terms of the settlement with GGP on June 24, 2011, the Company retained $295 million of proceeds received and participates in certain potential future revenues earned by GGP. Pursuant to the Amended Agreement, the Company agreed with GGP to lease certain spaces located within The Shoppes at The Palazzo. As the transaction has not been accounted for as a sale in accordance with related accounting standards, $224 million of the mall sale transaction has been recorded as deferred proceeds from the sale as of December 31, 2020, which accrues interest at an imputed interest rate, offset by (i) imputed rental income and (ii) rent payments made to GGP related to those spaces leased back from GGP.
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
Note 13 — Leases
Lessee
The Company has operating and finance leases for various real estate (including the Macao and Singapore leasehold interests in land) and equipment. Certain of these lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation and rental payments based on usage. The Company’s leases include options to extend the lease term by one month to 40 years.

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
Leases recorded on the balance sheet consist of the following (excluding the Macao and Singapore leasehold interests in land assets; see "Note 5 — Leasehold Interests in Land, Net"):

		December 31,
Leases	Classification on the Balance Sheet	2020	2019

		(In millions)
Assets
Operating lease ROU assets	Other assets, net	$178	$190
Finance lease ROU assets	Property and equipment, net(1)	$18	$17
Liabilities
Current
Operating	Other accrued liabilities	$29	$28
Finance	Current maturities of long-term debt	$13	$8
Noncurrent
Operating	Other long-term liabilities	$294	$305
Finance	Long-term debt	$12	$9
____________________
(1)Finance lease ROU assets are recorded net of accumulated depreciation of $13 million and $6 million as of December 31, 2020 and 2019, respectively.
Other information related to lease term and discount rate is as follows:

	December 31,
	2020	2019

Weighted Average Remaining Lease Term
Operating leases	31.4 years	31.6 years
Finance leases	2.3 years	2.3 years
Weighted Average Discount Rate
Operating leases(1)	4.6%	4.6%
Finance leases	3.0%	3.8%
____________________
(1)Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The components of lease expense are as follows:

	December 31,
	2020	2019

	(In millions)
Operating lease cost:
Amortization of leasehold interests in land	$55	$51
Operating lease cost	30	34
Short-term lease cost	10	19
Variable lease cost(1)	(1)	5
Finance lease cost:
Amortization of ROU assets	9	5
Interest on lease liabilities	1	1
Total lease cost	$104	$115
____________________
(1)Lease concessions were received for the year ended December 31, 2020, as a result of the COVID-19 Pandemic.
As of December 31, 2020, the Company has short-term lease commitments of $44 million. Expenses incurred under operating lease agreements, including amortization of leasehold interest in land and those that are short-term and variable in nature, totaled $94 million for the year ended December 31, 2018.
Supplemental cash flow information related to leases is as follows:

	December 31,
	2020	2019

	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$35	$40
Operating cash flows for finance leases	$—	$1
Financing cash flows for finance leases	$3	$5
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$10	$14
Finance leases	$24	$17
Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases

	(In millions)
Year ending December 31,
2021	$36	$14
2022	30	8
2023	24	3
2024	24	1
2025	22	—
Thereafter	514	—
Total future minimum lease payments	650	26
Less — amount representing interest	(327)	(1)
Present value of future minimum lease payments	323	25
Less — current lease obligations	(29)	(13)
Long-term lease obligations	$294	$12

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Lessor
The Company leases space at several of its Integrated Resorts to various third parties as part of its mall operations that are recorded within mall revenues, as well as restaurant and retail space and land that are recorded within convention, retail and other revenues. These leases are non-cancelable operating leases with remaining lease periods that vary from one month to 50 years. The leases include minimum base rents with escalated contingent rent clauses.
Lease revenue consists of the following:

	Year Ended December 31,
	2020		2019
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$523	$8	$518	$15
Overage rents	39	1	98	2
Rent concessions(1)	(272)	(2)	—	—
Total overage rents and rent concessions	(233)	(1)	98	2
	$290	$7	$616	$17
___________________
(1)Rent concessions were provided for the periods presented to tenants as a result of the COVID-19 Pandemic and the impact on mall and other operations.
Overage rents amounted to $88 million for the year ended December 31, 2018.
Future minimum rentals (excluding the escalated contingent rent clauses) on non-cancelable leases are as follows:

	Mall	Other

	(In millions)
Year ending December 31,
2021	$466	$9
2022	361	6
2023	277	5
2024	213	3
2025	160	2
Thereafter	463	3
Total minimum future rentals	$1,940	$28
The cost and accumulated depreciation of property and equipment the Company is leasing to third parties is as follows:

	December 31,
	2020	2019

	(In millions)
Property and equipment, at cost	$1,405	$1,320
Accumulated depreciation	(578)	(532)
Property and equipment, net	$827	$788

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
On January 19, 2012, AAEC filed another claim (the “Macao Action”) with the Macao Judicial Court (Tribunal Judicial de Base) against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim was for 3.0 billion patacas (approximately $376 million at exchange rates in effect on December 31, 2020). The Macao Action alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao Action with the Macao Judicial Court and amended the defense on January 4, 2013.
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
On July 15, 2019, AAEC submitted a request to the Macao Judicial Court to increase the amount of its claim to 96.45 billion patacas (approximately $12.08 billion at exchange rates in effect on December 31, 2020), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022 in due course at the enforcement stage.
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
The Daniels Family 2001 Revocable Trust v. LVSC, et al.
On October 22, 2020, The Daniels Family 2001 Revocable Trust, a putative purchaser of the Company’s shares, filed a purported class action complaint in the U.S. District Court against LVSC, Sheldon G. Adelson and Patrick Dumont. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and alleges that LVSC made materially false or misleading statements, or failed to disclose material facts, from February 27, 2016 through September 15, 2020, with respect to its operations at the Marina Bay Sands, its compliance with Singapore laws and regulations, and its disclosure controls and procedures. On January 5, 2021, the U.S. District Court entered an order appointing Carl S. Ciaccio and Donald M. DeSalvo as co-lead plaintiffs. Pursuant to a scheduling order entered by the U.S. District Court, the plaintiffs anticipate filing an amended complaint on or before March 8, 2021. The Company anticipates bringing a motion to dismiss the amended complaint on or before May 7, 2021. All briefing on the motion to dismiss is scheduled to be completed by August 5, 2021. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
Turesky v. Sheldon G. Adelson, et al.
On December 28, 2020, Andrew Turesky filed a putative shareholder derivative action on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Patrick Dumont, Robert G. Goldstein, Irwin Chafetz, Micheline Chau, Charles D. Forman, Steven L. Gerard, George Jamieson, Charles A. Koppelman, Lewis Kramer and David F. Levi, all of whom are current or former directors and/or officers of LVSC. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act and for contribution under Sections 10(b) and 21D of the Exchange Act. The Company’s response to the complaint is currently due on or before February 24, 2021. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.
Macao Subconcession
Under the Macao subconcession, the Company is obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2020). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,570, $18,785 and $125, respectively, at exchange rates in effect on December 31, 2020), subject to a minimum of 45 million patacas (approximately $6 million at exchange rates in effect on December 31, 2020). The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. The Company must also contribute 4% of its gross gaming revenue to utilities designated by the Macao government, a

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
portion of which must be used for promotion of tourism in Macao. Based on the number and types of gaming tables employed and gaming machines in operation as of December 31, 2020, the Company was obligated under its subconcession to make minimum future payments of approximately $41 million during the year ending December 31, 2021, and approximately $21 million during the year ending December 31, 2022.
Note 15 — Stock-Based Employee Compensation
The Company has two equity award plans for grants of options to purchase the Company's common stock and ordinary shares of SCL (the "2004 Plan" and the "SCL Equity Plan," respectively), which are described below. The plans provide for the granting of equity awards pursuant to the applicable provisions of the Internal Revenue Code and regulations.
Las Vegas Sands Corp. 2004 Equity Award Plan
The 2004 Plan gives the Company a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company's subsidiaries' or affiliates' employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan provided for an aggregate of 26,344,000 shares of the Company's common stock to be available for awards. The 2004 Plan originally had a term of ten years, but in June 2014, the Company's Board of Directors approved an amendment to the 2004 Plan, extending the term to December 2019. In May 2019, the Board of Directors and stockholders approved the adoption of the Las Vegas Sands Corp. Amended and Restated 2004 Equity Award Plan (the “Amended 2004 Plan”), which extended the term of the Amended 2004 Plan through December 2024, and increased the number of shares of common stock available for grants by 10,000,000 shares. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2020, there were 8,998,486 shares available for grant under the Amended 2004 Plan.
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
The SCL 2009 Equity Plan provided for an aggregate of 804,786,508 shares of SCL's common stock to be available for awards. The SCL 2009 Equity Plan had a term of ten years, which expired on November 30, 2019, and no further awards may be granted after the expiration of the term. All existing awards previously granted under the SCL 2009 Equity Plan, but which are unexercised or unvested, will remain valid and (where applicable) exercisable in accordance with their terms of grant despite the expiration of the SCL 2009 Equity Plan. SCL's remuneration committee may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. Effective December 1, 2019, the SCL 2019 Equity Plan was approved by shareholders, with materially the same terms of the SCL 2009 Equity Plan. As of December 31, 2020, there were 808,619,139 shares available for grant under the SCL 2019 Equity Plan.

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
Under the SCL 2009 Equity Plan and the SCL 2019 Equity Plan, SCL granted restricted share units to eligible employees. Such restricted share units vest over three to four years. Employees are entitled to a future cash payment that is equivalent to the fair value of the restricted share unit and any accumulated dividends in cash upon vesting.
Stock-Based Employee Compensation Activity
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2020	2019	2018

LVSC Amended 2004 Plan:
Weighted average volatility	23.8%	24.1%	25.8%
Expected term (in years)	5.5	5.5	6.7
Risk-free rate	1.3%	2.1%	2.9%
Expected dividend yield	4.6%	5.2%	5.7%
SCL Equity Plan:
Weighted average volatility	—%	36.9%	36.0%
Expected term (in years)	—	4.8	4.7
Risk-free rate	—%	1.7%	1.7%
Expected dividend yield	—%	5.0%	5.8%
A summary of the stock option activity for the Company's equity award plans for the year ended December 31, 2020, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)

LVSC Amended 2004 Plan:
Outstanding as of January 1, 2020	8,515,855	$56.33
Granted	875,474	64.82
Exercised	(342,700)	51.25
Forfeited or expired	(111,363)	72.44
Outstanding as of December 31, 2020	8,937,266	$57.16	6.61	$38
Exercisable as of December 31, 2020	4,597,701	$58.52	5.14	$14
SCL Equity Plan:
Outstanding as of January 1, 2020	64,874,150	$4.99
Granted	—	—
Exercised	(1,766,550)	3.41
Forfeited or expired	(8,689,800)	5.51
Outstanding as of December 31, 2020	54,417,800	$4.96	6.53	$9
Exercisable as of December 31, 2020	32,903,000	$4.85	5.77	$9

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
A summary of the unvested restricted stock and restricted stock units under the Company's equity award plans for the year ended December 31, 2020, is presented below:

	Shares	Weighted Average Grant Date Fair Value

LVSC Amended 2004 Plan:
Unvested Restricted Stock
Balance as of January 1, 2020	19,337	$60.00
Granted	17,512	45.68
Vested	(19,337)	60.00
Forfeited	(2,189)	45.68
Balance as of December 31, 2020	15,323	$45.68
SCL Equity Plan:
Unvested Restricted Stock Units
Balance as of January 1, 2020	1,407,200	$4.99
Granted	2,337,200	4.11
Vested	(244,500)	4.09
Forfeited	(137,200)	4.97
Balance as of December 31, 2020	3,362,700	$4.44
The grant date fair value of SCL's restricted stock unit awards is the share price of SCL's ordinary shares at the respective grant date. The fair value of these awards is remeasured each reporting period until the vesting dates. Upon settlement, SCL will pay the grantees an amount in cash calculated based on the higher of (i) the closing price of SCL's shares on the vesting date, and (ii) the average closing price of SCL's shares for the five trading days immediately preceding the vesting date. The accrued liability associated with these cash-settled restricted stock units was $3 million as of December 31, 2020.
As of December 31, 2020, under the Amended 2004 Plan there was $18 million of unrecognized compensation cost related to unvested stock options. The stock option costs are expected to be recognized over a weighted average period of 2.4 years.
As of December 31, 2020, under the SCL Equity Plan there was $14 million and $9 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock units, respectively. The stock option and restricted stock unit costs are expected to be recognized over a weighted average period of 1.9 years.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The stock-based compensation activity for the Amended 2004 Plan and SCL Equity Plan is as follows for the three years ended December 31, 2020:

	Year Ended December 31,
	2020	2019	2018

	(Dollars in millions, except weighted average grant date fair values)
Compensation expense:
Stock options	$21	$34	$29
Restricted stock and stock units	7	2	1
	$28	$36	$30
Income tax benefit recognized in the consolidated statements of operations	$2	$4	$4
Compensation cost capitalized as part of property and equipment	$1	$1	$1
LVSC Amended 2004 Plan:
Stock options granted	875,474	1,204,145	3,124,168
Weighted average grant date fair value	$7.79	$7.23	$7.52
Restricted stock granted	17,512	11,039	10,296
Weighted average grant date fair value	$45.68	$63.40	$77.68
Stock options exercised:
Intrinsic value	$5	$11	$16
Cash received	$18	$26	$56
SCL 2019 Equity Plan:
Stock options granted	—	19,409,600	18,872,800
Weighted average grant date fair value	$—	$1.03	$1.01
Restricted stock units granted	2,337,200	1,412,400	—
Weighted average grant date fair value	$4.11	$4.99	$—
Stock options exercised:
Intrinsic value	$2	$12	$12
Cash received	$6	$28	$23
Note 16 — Related Party Transactions
During the years ended December 31, 2020, 2019 and 2018, the Principal Stockholder and his family purchased certain services from the Company including lodging, banquet services and other goods and services for $1 million, $2 million and $3 million, respectively. For the years ended December 31, 2020, 2019 and 2018, the Company incurred $2 million, $3 million and $3 million, respectively, for food and beverage services, newspaper subscriptions and security support from entities in which the Principal Stockholder has an ownership interest.
During the years ended December 31, 2020, 2019 and 2018, the Company incurred certain expenses of $5 million, $9 million and $6 million, respectively, related to the Company's use of its Principal Stockholder's personal aircraft and yacht and aircraft refurbishment and maintenance services for business purposes. During the years ended December 31, 2020, 2019 and 2018, the Company charged the Principal Stockholder $18 million, $25 million and $20 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholder's use of Company aviation personnel and assets for personal purposes. In addition, the Principal Stockholder agreed to reimburse the Company for the installation of avionics and aircraft systems on his personal aircraft. During the years ended December 31, 2019 and 2018, the Company paid $9 million and $13 million, respectively, for such costs and was reimbursed in full by the Principal Stockholder.
Related party receivables were $6 million and $3 million as of December 31, 2020 and 2019, respectively. Related party payables were approximately $1 million and $2 million as of December 31, 2020 and 2019, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 17 — Segment Information
The Company's principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao; Sands Macao; Marina Bay Sands; Las Vegas Operating Properties; and, through May 30, 2019, Sands Bethlehem. The Company also reviews construction and development activities for each of its primary projects currently under development, in addition to its reportable segments noted above, which include the renovation, expansion and rebranding of Sands Cotai Central to The Londoner Macao, the MBS Expansion Project and the Las Vegas Condo Tower (for which construction currently is suspended) in the United States. The Company has included Ferry Operations and Other (comprised primarily of the Company's ferry operations and various other operations that are ancillary to its properties in Macao) to reconcile to consolidated results of operations and financial condition. The Company has included Corporate and Other (which includes the Las Vegas Condo Tower and corporate activities of the Company) to reconcile to the consolidated financial condition.
The Company's segment information as of and for the years ended December 31, 2020, 2019 and 2018, is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Year Ended December 31, 2020
Macao:
The Venetian Macao	$531	$46	$14	$126	$21	$738
The Londoner Macao	192	42	17	38	8	297
The Parisian Macao	180	33	14	27	5	259
The Plaza Macao and Four Seasons Hotel Macao	159	17	9	79	1	265
Sands Macao	107	6	5	1	1	120
Ferry Operations and Other	—	—	—	—	28	28
	1,169	144	59	271	64	1,707
Marina Bay Sands	872	136	97	112	44	1,261
Las Vegas Operating Properties	227	218	127	—	166	738
Intercompany eliminations(1)	—	—	—	(2)	(92)	(94)
Total net revenues	$2,268	$498	$283	$381	$182	$3,612

Year Ended December 31, 2019
Macao:
The Venetian Macao	$2,875	$222	$73	$254	$86	$3,510
The Londoner Macao	1,541	320	97	71	23	2,052
The Parisian Macao	1,376	130	70	53	21	1,650
The Plaza Macao and Four Seasons Hotel Macao	650	41	31	151	4	877
Sands Macao	576	18	27	3	4	628
Ferry Operations and Other	—	—	—	—	117	117
	7,018	731	298	532	255	8,834
Marina Bay Sands	2,167	404	241	185	104	3,101
United States:
Las Vegas Operating Properties	444	610	347	—	417	1,818
Sands Bethlehem(2)	199	7	11	1	9	227
	643	617	358	1	426	2,045
Intercompany eliminations(1)	—	—	—	(2)	(239)	(241)
Total net revenues	$9,828	$1,752	$897	$716	$546	$13,739

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Year Ended December 31, 2018
Macao:
The Venetian Macao	$2,829	$223	$81	$234	$107	$3,474
The Londoner Macao	1,622	331	102	69	29	2,153
The Parisian Macao	1,265	124	65	57	22	1,533
The Plaza Macao and Four Seasons Hotel Macao	502	39	29	145	4	719
Sands Macao	598	17	27	3	5	650
Ferry Operations and Other	—	—	—	—	160	160
	6,816	734	304	508	327	8,689
Marina Bay Sands	2,178	393	211	179	108	3,069
United States:
Las Vegas Operating Properties	357	590	324	—	411	1,682
Sands Bethlehem	468	16	26	4	22	536
	825	606	350	4	433	2,218
Intercompany eliminations(1)	—	—	—	(1)	(246)	(247)
Total net revenues	$9,819	$1,733	$865	$690	$622	$13,729

_________________________
(1)Intercompany eliminations include royalties and other intercompany services.
(2)The Company completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.

	Year Ended December 31,
	2020	2019	2018

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$4	$4	$4
The Londoner Macao	1	—	—
Ferry Operations and Other	19	27	25
	24	31	29
Marina Bay Sands	4	4	9
Las Vegas Operating Properties	66	206	209
Total intersegment revenues	$94	$241	$247

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Year Ended December 31,
	2020	2019	2018

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$(53)	$1,407	$1,378
The Londoner Macao	(184)	726	759
The Parisian Macao	(131)	544	484
The Plaza Macao and Four Seasons Hotel Macao	33	345	262
Sands Macao	(76)	175	178
Ferry Operations and Other	(20)	(8)	18
	(431)	3,189	3,079
Marina Bay Sands	383	1,661	1,690
United States:
Las Vegas Operating Properties	(124)	487	394
Sands Bethlehem(1)	—	52	116
	(124)	539	510
Consolidated adjusted property EBITDA(2)	(172)	5,389	5,279
Other Operating Costs and Expenses
Stock-based compensation(3)	(16)	(14)	(12)
Corporate	(168)	(313)	(202)
Pre-opening	(19)	(34)	(6)
Development	(18)	(24)	(12)
Depreciation and amortization	(1,160)	(1,165)	(1,111)
Amortization of leasehold interests in land	(55)	(51)	(35)
Loss on disposal or impairment of assets	(80)	(90)	(150)
Operating income (loss)	(1,688)	3,698	3,751
Other Non-Operating Costs and Expenses
Interest income	21	74	59
Interest expense, net of amounts capitalized	(536)	(555)	(446)
Other income	22	23	26
Gain on sale of Sands Bethlehem	—	556	—
Loss on modification or early retirement of debt	—	(24)	(64)
Income tax (expense) benefit	38	(468)	(375)
Net income (loss)	$(2,143)	$3,304	$2,951
_________________________
(1)The Company completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.
(2)Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is net income before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain on sale of Sands Bethlehem, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. The Company has significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, consolidated adjusted property EBITDA as presented by the Company may not be directly comparable to similarly titled measures presented by other companies.
(3)During the years ended December 31, 2020, 2019 and 2018, the Company recorded stock-based compensation expense of $28 million, $36 million and $30 million, respectively, of which $12 million, $22 million and $18 million, respectively, was included in corporate expense in the accompanying consolidated statements of operations.

	Year Ended December 31,
	2020	2019	2018

	(In millions)
Capital Expenditures
Corporate and Other	$5	$59	$81
Macao:
The Venetian Macao	140	131	180
The Londoner Macao	739	282	131
The Parisian Macao	11	32	131
The Plaza Macao and Four Seasons Hotel Macao	157	298	63
Sands Macao	9	16	29
Ferry Operations and Other	2	3	1
	1,058	762	535
Marina Bay Sands	164	195	182
United States:
Las Vegas Operating Properties	103	198	127
Sands Bethlehem(1)	—	2	24
	103	200	151
Total capital expenditures	$1,330	$1,216	$949
_________________________
(1)The Company completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31,
	2020	2019	2018

	(In millions)
Total Assets
Corporate and Other	$839	$1,390	$1,296
Macao:
The Venetian Macao	2,446	3,243	3,403
The Londoner Macao	4,298	4,504	4,295
The Parisian Macao	2,119	2,351	2,455
The Plaza Macao and Four Seasons Hotel Macao	1,203	1,239	883
Sands Macao	320	324	322
Ferry Operations and Other	141	156	259
	10,527	11,817	11,617
Marina Bay Sands	5,592	5,880	4,674
United States:
Las Vegas Operating Properties	3,849	4,112	4,321
Sands Bethlehem(1)	—	—	639
	3,849	4,112	4,960
Total assets	$20,807	$23,199	$22,547
_________________________
(1)The Company completed the sale of Sands Bethlehem on May 31, 2019.

	December 31,
	2020	2019	2018

	(In millions)
Total Long-Lived Assets(1)
Corporate and Other	$308	$311	$281
Macao:
The Venetian Macao	1,705	1,740	1,750
The Londoner Macao	4,162	3,591	3,414
The Parisian Macao	2,067	2,203	2,317
The Plaza Macao and Four Seasons Hotel Macao	1,135	1,112	772
Sands Macao	218	237	229
Ferry Operations and Other	73	54	130
	9,360	8,937	8,612
Marina Bay Sands	4,989	5,063	4,148
United States:
Las Vegas Operating Properties	2,708	2,805	2,762
Sands Bethlehem(2)	—	—	549
	2,708	2,805	3,311
Total long-lived assets	$17,365	$17,116	$16,352
_________________________
(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and leasehold interests in land, net of accumulated amortization.
(2)The Company completed the sale of Sands Bethlehem on May 31, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 18 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First	Second	Third	Fourth	Total

	(In millions, except per share data)
2020
Net revenues	$1,782	$98	$586	$1,146	$3,612
Operating income (loss)	55	(922)	(610)	(211)	(1,688)
Net loss	(51)	(985)	(731)	(376)	(2,143)
Net loss attributable to Las Vegas Sands Corp.	(1)	(820)	(565)	(299)	(1,685)
Basic loss per share	—	(1.07)	(0.74)	(0.39)	(2.21)
Diluted loss per share	—	(1.07)	(0.74)	(0.39)	(2.21)
2019
Net revenues	$3,646	$3,334	$3,250	$3,509	$13,739
Operating income	971	894	899	934	3,698
Net income(1)	744	1,108	669	783	3,304
Net income attributable to Las Vegas Sands Corp.(1)	582	954	533	629	2,698
Basic earnings per share(1)	0.75	1.24	0.69	0.82	3.50
Diluted earnings per share(1)	0.75	1.24	0.69	0.82	3.50
________________________
(1)During Q2 2019, the Company closed the sale of Sands Bethlehem and recorded a gain on the sale of $556 million.
Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
For the Years Ended December 31, 2020, December 31, 2019 and December 31, 2018

Description	Balance at Beginning of Year	Provision for Credit Losses	Write-offs, Net of Recoveries	Balance at End of Year

	(In millions)
Provision for credit losses:
2018	$442	5	(123)	$324
2019	$324	30	(72)	$282
2020	$282	99	(67)	$314

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

	(In millions)
Deferred income tax asset valuation allowance:
2018	$4,690	105	(26)	$4,769
2019	$4,769	29	(12)	$4,786
2020	$4,786	138	(2)	$4,922

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2020, and have concluded they are effective at the reasonable assurance level.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, the Company's management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control — Integrated Framework (2013)."

Based on this assessment, management concluded, as of December 31, 2020, the Company's internal control over financial reporting is effective based on this framework.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
ITEM 9B. — OTHER INFORMATION
None.
PART III
ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about March 31, 2021 (the "Proxy Statement"), including under the captions "Board of Directors," "Executive Officers," "Delinquent Section 16(a) Reports" and "Information Regarding the Board of Directors and Board and Other Committees."
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

3.2
Second Amended and Restated By-Laws of Las Vegas Sands Corp., as further amended effective October 20, 2020 (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2020 and filed on October 23, 2020).

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

4.5
Forms of 3.800% Senior Notes due 2026 and 4.375% Senior Notes due 2030 (incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to the Company’s current report on Form 8-K (File No. 001-32373) filed on June 5, 2020).

4.6
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

4.8
Form of Las Vegas Sands Corp.’s 3.200% Notes due 2024 (included in Exhibit 4.5 hereto) (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

Exhibit No.	Description of Document
4.9
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

4.12
Form of Las Vegas Sands Corp.’s 3.900% Notes due 2029 (included in Exhibit 4.9 hereto) (incorporated by reference from Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

4.13
Fourth Supplemental Indenture, dated as of November 25, 2019, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee, relating to the 2.900% Notes due 2025 (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on November 25, 2019).

4.14
Form of Las Vegas Sands Corp.’s 2.900% Notes due 2025 (included in Exhibit 4.11 hereto). (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on November 25, 2019).

4.15
Description of Capital Stock (incorporated by reference from Exhibit 4.13 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2019 and filed on February 7, 2020).

10.1
Facility Agreement dated November 20, 2018, among Sands China Limited, Bank of China Limited, Macau Branch, as agent, the arrangers listed therein and the original lenders listed therein (incorporated by reference from Exhibit 10.9 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2018 and filed on February 22, 2019).

10.2†
Waiver and Amendment Request Letter, dated March 27, 2020, with respect to the Facility Agreement, dated as of November 20, 2018, by and among Sands China, as borrower, Bank of China Limited, Macau Branch, as agent, and the arrangers and lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 27, 2020).

10.3†
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

10.4
Revolving Credit Agreement, dated as of August 9, 2019, by and among Las Vegas Sands Corp., the Lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent and Issuing Bank (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on August 12, 2019).

10.5†
Amendment No. 1 to Revolving Credit Agreement, dated as of September 23, 2020, by and among Las Vegas Sands Corp., the Lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on September 23, 2020).

10.6
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
10.7
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

10.8
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

10.9
Third Amendment and Restatement Agreement, dated as of August 30, 2019, among Marina Bay Sands Pte. Ltd., as borrower, the various lenders party thereto and DBS Bank Ltd., as agent and security trustee and the other parties thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on September 4, 2019).

10.10†
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

10.14
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

10.15
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
10.17
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

10.21
Amendment, published on October 22, 2014, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2018 and filed on February 22, 2019).

10.22
Land Concession Agreement, dated as of May 5, 2010, relating to The Londoner Macao among the Macau Special Administrative Region, Venetian Orient Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.24 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2018 and filed on February 22, 2019).

10.23
Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.24
Supplement to Development Agreement, dated December 11, 2009, by and between Singapore Tourism Board and Marina Bay Sands PTE. LTD (incorporated by reference from Exhibit 10.76 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2009 and filed on March 1, 2010).

10.25†
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

10.36+	Las Vegas Sands Corp. Amended and Restated 2004 Equity Award Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on May 20, 2019).
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

10.41+
Form of Restricted Stock Award agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.86 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 29, 2012).

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

Exhibit No.	Description of Document
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

10.52+
Form of Restricted Stock Units Award agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.87 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 29, 2012).

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

10.56
Settlement Agreement, date as of June 24, 2011, by and among Venetian Casino Resort, LLC, Phase II Mall Holding, LLC, GGP Limited Partnership, The Shoppes at the Palazzo, LLC (f/k/a Phase II Mall Subsidiary, LLC) and Grand Canal Shops II, LLC (incorporated by reference from Exhibit 10.63 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 29, 2012).

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

10.66+
Las Vegas Sands Corp. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.88 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 29, 2012).

10.67+
Amendment to Non-Employee Director Compensation Program — Increase to Annual Cash Retainer (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the three and nine months ended September 30, 2019 and filed on October 25, 2019).

10.68+
Amended & Restated Employment Agreement among Las Vegas Sands Corp., Las Vegas Sands, LLC and Sheldon G. Adelson, effective as of January 1, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on September 7, 2017).

10.69+
Terms of Continued Employment, dated December 9, 2014, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.81 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2014 and filed on February 27, 2015).

10.70+
First Amendment to Letter Agreement, dated November 20, 2018 between Robert G. Goldstein and Las Vegas Sands Corp. and Las Vegas Sands, LLC (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on November 20, 2018).

10.71+
Terms of Continued Employment, dated March 28, 2016, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Patrick Dumont (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2016 and filed on May 6, 2016).

10.72+
Employment Agreement, dated August 23, 2016, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Lawrence A. Jacobs (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2017 and filed on August 4, 2017).

10.73+
First Amendment to Letter Agreement, dated October 9, 2018 between Lawrence A. Jacobs and Las Vegas Sands Corp. and Las Vegas Sands, LLC (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on October 10, 2018).

Exhibit No.	Description of Document
10.74+
Second Amendment to Letter Agreement, dated June 21, 2019 between Lawrence A. Jacobs and Las Vegas Sands Corp. and Las Vegas Sands, LLC (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on June 24, 2019).

10.75+
Employment Agreement, dated August 19, 2019, among Las Vegas Sands Corp., Las Vegas Sands, LLC and D. Zachary Hudson (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2020 and filed on July 24, 2020).

21.1*	Subsidiaries of Las Vegas Sands Corp.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
_________________________
*    Filed herewith.
†    Certain identified information has been excluded from the exhibit because such information is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
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

LAS VEGAS SANDS CORP.
February 5, 2021	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein, Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT G. GOLDSTEIN	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 5, 2021
Robert G. Goldstein

/S/ PATRICK DUMONT	President, Chief Operating Officer and Director	February 5, 2021
Patrick Dumont

/S/ IRWIN CHAFETZ	Director	February 5, 2021
Irwin Chafetz

/S/ MICHELINE CHAU	Director	February 5, 2021
Micheline Chau

/S/ CHARLES D. FORMAN	Director	February 5, 2021
Charles D. Forman

/S/ GEORGE JAMIESON	Director	February 5, 2021
George Jamieson

/S/ NORA M. JORDAN	Director	February 5, 2021
Nora M. Jordan

/S/ CHARLES A. KOPPELMAN	Director	February 5, 2021
Charles A. Koppelman

/S/ LEWIS KRAMER	Director	February 5, 2021
Lewis Kramer

/S/ DAVID F. LEVI	Director	February 5, 2021
David F. Levi

/S/ RANDY HYZAK	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 5, 2021
Randy Hyzak