Form 10-Q
period 2021-03-31
LAS VEGAS SANDS CORP
filed 2021-04-23
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2021
Common Stock ($0.001 par value)	763,964,648 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,074	$2,082
Restricted cash and cash equivalents	16	16
Accounts receivable, net of provision for credit losses of $242 and $255	205	252
Inventories	23	22
Prepaid expenses and other	119	113
Current assets of discontinued operations held for sale	3,193	3,222
Total current assets	5,630	5,707
Property and equipment, net	12,125	12,280
Deferred income taxes, net	327	318
Leasehold interests in land, net	2,211	2,256
Intangible assets, net	20	25
Other assets, net	228	221
Total assets	$20,541	$20,807
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$70	$89
Construction payables	217	336
Other accrued liabilities	1,307	1,474
Income taxes payable	28	87
Current maturities of long-term debt	72	75
Current liabilities of discontinued operations held for sale	771	755
Total current liabilities	2,465	2,816
Other long-term liabilities	346	336
Deferred income taxes	179	188
Long-term debt	14,374	13,929
Total liabilities	17,364	17,269
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 shares issued, 764 shares outstanding	1	1
Treasury stock, at cost, 69 shares	(4,481)	(4,481)
Capital in excess of par value	6,629	6,611
Accumulated other comprehensive income (loss)	(11)	29
Retained earnings	535	813
Total Las Vegas Sands Corp. stockholders’ equity	2,673	2,973
Noncontrolling interests	504	565
Total equity	3,177	3,538
Total liabilities and equity	$20,541	$20,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$865	$1,075
Rooms	96	141
Food and beverage	56	64
Mall	156	103
Convention, retail and other	23	34
Net revenues	1,196	1,417
Operating expenses:
Casino	578	648
Rooms	42	46
Food and beverage	71	82
Mall	15	17
Convention, retail and other	22	35
Provision for credit losses	4	14
General and administrative	225	229
Corporate	49	59
Pre-opening	5	5
Development	9	6
Depreciation and amortization	255	253
Amortization of leasehold interests in land	14	14
Loss on disposal or impairment of assets	3	3
	1,292	1,411
Operating income (loss)	(96)	6
Other income (expense):
Interest income	1	13
Interest expense, net of amounts capitalized	(154)	(128)
Other income (expense)	(17)	39
Loss from continuing operations before income taxes	(266)	(70)
Income tax expense	(14)	(22)
Net loss from continuing operations	(280)	(92)
Income (loss) from discontinued operations, net of income taxes	(62)	41
Net loss	(342)	(51)
Net loss attributable to noncontrolling interests from continuing operations	64	50
Net loss attributable to Las Vegas Sands Corp.	$(278)	$(1)
Earnings (loss) per share - basic:
Loss from continuing operations	$(0.28)	$(0.05)
Income (loss) from discontinued operations, net of income taxes	(0.08)	0.05
Net loss attributable to Las Vegas Sands Corp.	$(0.36)	$—
Earnings (loss) per share - diluted:
Loss from continuing operations	$(0.28)	$(0.05)
Income (loss) from discontinued operations, net of income taxes	(0.08)	0.05
Net loss attributable to Las Vegas Sands Corp.	$(0.36)	$—
Weighted average shares outstanding:
Basic	764	764
Diluted	764	764
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2021	2020

	(In millions) (Unaudited)
Net loss	$(342)	$(51)
Currency translation adjustment	(42)	(111)
Total comprehensive loss	(384)	(162)
Comprehensive loss attributable to noncontrolling interests	66	45
Comprehensive loss attributable to Las Vegas Sands Corp.	$(318)	$(117)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive (Income) Loss	Retained Earnings	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at January 1, 2020	$1	$(4,481)	$6,569	$(3)	$3,101	$1,320	$6,507
Net loss	—	—	—	—	(1)	(50)	(51)
Currency translation adjustment	—	—	—	(116)	—	5	(111)
Exercise of stock options	—	—	16	—	—	—	16
Stock-based compensation	—	—	6	—	—	1	7
Dividends declared ($0.79 per share) and noncontrolling interest payments	—	—	—	—	(603)	(308)	(911)
Balance at March 31, 2020	$1	$(4,481)	$6,591	$(119)	$2,497	$968	$5,457

Balance at January 1, 2021	$1	$(4,481)	$6,611	$29	$813	$565	$3,538
Net loss	—	—	—	—	(278)	(64)	(342)
Currency translation adjustment	—	—	—	(40)	—	(2)	(42)
Exercise of stock options	—	—	15	—	—	4	19
Stock-based compensation	—	—	3	—	—	1	4
Balance at March 31, 2021	$1	$(4,481)	$6,629	$(11)	$535	$504	$3,177
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020

	(In millions) (Unaudited)
Cash flows from operating activities from continuing operations:
Net loss from continuing operations	$(280)	$(92)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255	253
Amortization of leasehold interests in land	14	14
Amortization of deferred financing costs and original issue discount	12	10
(Gain) loss on disposal or impairment of assets	(3)	2
Stock-based compensation expense	4	7
Provision for credit losses	4	14
Foreign exchange (gain) loss	16	(39)
Deferred income taxes	(16)	(4)
Changes in operating assets and liabilities:
Accounts receivable	40	136
Other assets	(11)	(19)
Accounts payable	(19)	(66)
Other liabilities	(204)	(604)
Net cash used in operating activities from continuing operations	(188)	(388)
Cash flows from investing activities from continuing operations:
Capital expenditures	(291)	(290)
Proceeds from disposal of property and equipment	3	1
Net cash used in investing activities from continuing operations	(288)	(289)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	19	16
Dividends paid and noncontrolling interest payments	—	(911)
Proceeds from long-term debt (Note 3)	505	—
Repayments of long-term debt (Note 3)	(18)	(16)
Payments of financing costs	(8)	(3)
Net cash generated from (used in) financing activities from continuing operations	498	(914)
Cash flows from discontinued operations:
Net cash generated from (used in) operating activities	(5)	18
Net cash used in investing activities	(17)	(30)
Net cash used by discontinued operations	(22)	(12)
Effect of exchange rate on cash, cash equivalents and restricted cash	(12)	(21)
Decrease in cash, cash equivalents and restricted cash	(12)	(1,624)
Cash, cash equivalents and restricted cash at beginning of period	2,137	4,242
Cash, cash equivalents and restricted cash at end of period	2,125	2,618
Less: cash, cash equivalents and restricted cash at end of period for discontinued operations	(35)	(17)
Cash, cash equivalents and restricted cash at end of period for continuing operations	$2,090	$2,601
Supplemental disclosure of cash flow information from continuing operations:
Cash payments for interest, net of amounts capitalized	$240	$180
Cash payments for taxes, net of refunds	$75	$27
Change in construction payables	$(119)	$(29)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Organization and Business of Company
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2020, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year.
COVID-19 Pandemic Update
In early January 2020, an outbreak of a respiratory illness caused by a novel coronavirus was identified and the disease spread rapidly across the world causing the World Health Organization to declare the outbreak of a pandemic on March 12, 2020 (the “COVID-19 Pandemic”). Governments around the world mandated actions to contain the spread of the virus that included stay-at-home orders, quarantines, capacity limits, closures of non-essential businesses, including entertainment activities, and significant restrictions on travel. The government actions varied based upon the extent and severity of the COVID-19 Pandemic within their respective countries and jurisdictions.
Macao
Visitation to the Macao Special Administrative Region (“Macao”) of the People’s Republic of China has decreased substantially, driven by various government policies limiting travel. As of the date of this report, other than people from mainland China who may enter Macao without quarantine subject to them holding the appropriate travel documents, a negative COVID-19 test result and a green health-code, there remains in place a complete ban on entry or a need to undergo enhanced quarantine requirements depending on the person’s residency and recent travel history.
Macao began administering the COVID-19 vaccine to front-line health workers on February 9, 2021, and to the general population on March 3, 2021.
On March 3, 2021, the negative COVID-19 test requirement to enter casinos was removed. Various other health safeguards implemented by the Macao government remain in place, including mandatory mask protection, limitation on the number of seats per table game, slot machine spacing and temperature checks. Management is currently unable to determine when the remaining measures will be eased or cease to be necessary.
All businesses including non-essential businesses are allowed to remain open.
In support of the Macao government’s initiatives to fight the COVID-19 Pandemic, the Company provided one tower (approximately 2,000 hotel rooms) at the Sheraton Grand Macao to the Macao government to house individuals who returned to Macao for quarantine purposes. This tower has been utilized for quarantine purposes on several occasions during 2020 and 2021.
The Company’s Macao operations remained open during the three months ended March 31, 2021, compared to the same period in 2020 when the Company’s Macao operations were suspended from February 5, 2020 to February 20, 2020 due to a government mandate, except for operations at The Londoner Macao, which resumed on February 27, 2020.
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
The Company’s Macao ferry operations between Macao and Hong Kong remain suspended. The timing and manner in which the Company’s ferry operations will be able to resume are currently unknown.
The Company’s operations in Macao have been significantly impacted by the lack of visitation to Macao. The Macao government announced total visitation from mainland China to Macao decreased 31.8% during the three months ended March 31, 2021, as compared to the same period in 2020. The Macao government also announced gross gaming revenue decreased 22.5% during the three months ended March 31, 2021, as compared to the same period in 2020.
Singapore
As of the date of this report, entry into Singapore is largely limited to Singapore citizens and permanent residents, with short-term visits allowed from specified countries subject to certain requirements and health control measures. Additionally, there are no stay-at-home orders or curfews except for certain individuals arriving into Singapore who are subject to quarantine. All operations are currently subject to limited capacities and other social distancing measures.
Singapore started administering the COVID-19 vaccine on December 30, 2020 to front-line health workers and continues to roll-out the vaccine in phases to other groups based on priority.
The Singapore Tourism Board (the “STB”) announced on March 24, 2021, that effective April 24, 2021, business-to-business events, sporting events and live performances, with as many as 750 people, will be allowed, provided event organizers implement pre-event testing. The date on which nightlife venues may reopen is unknown at this time.
As a result of the border closures, visitation to Marina Bay Sands declined. The STB announced for the three months ended March 31, 2021, total visitation to Singapore decreased approximately 97.4%, as compared to the same period in 2020.
Las Vegas
Beginning March 15, 2021, the limit for public events was increased to the lesser of 250 people or 50% of the venue’s capacity, provided social distancing measures and various safety and related protocols are followed. Large gatherings such as meetings, incentives, conventions and exhibitions (“MICE”) for more than 250 people, up to a maximum of 50% of the venue’s capacity, may be held subject to approval. Food and beverage establishments and the gaming floor are subject to a 50% capacity limit, compared to a previous capacity limit of 35%.
On April 13, 2021, the Governor of Nevada announced his goal to have all Nevada counties open to 100% capacity by June 1, 2021. Decisions on social distancing and capacity limits will transition to local authorities in each Nevada county on May 1, 2021. Capacity and mitigation measures for gaming areas within the State of Nevada will remain under the authority of the Nevada Gaming Control Board. The mask requirement is a statewide standard that will continue. Other than the aforementioned restrictions, no stay-at-home orders, curfews or quarantines are in place. All businesses including non-essential businesses are allowed to remain open.
Las Vegas started administering the COVID-19 vaccine in early 2021 and, effective April 5, 2021, all individuals, 16 and older are eligible to receive the vaccine.
During the three months ended March 31, 2021, the Company’s Las Vegas Operating Properties were open subject to limited capacities. This compares to the same period in 2020 when the Company’s Las Vegas Operating Properties operations were suspended due to a government mandate on March 18, 2020, through the end of the quarter.
Visitation to the Company’s Las Vegas Operating Properties continues to be impacted by the effects of the COVID-19 Pandemic. The Las Vegas Convention and Visitors Authority announced for the months ended January and February 2021, visitation to Las Vegas decreased 63.5% and 53.8%, respectively, as compared to the same periods in 2020. The Las Vegas Convention and Visitors Authority also announced for the months ended January

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
and February 2021, gross gaming revenue for the Las Vegas Strip decreased 43.8% and 41.6%, respectively, as compared to the same periods in 2020.
Summary
The disruptions arising from the COVID-19 Pandemic had a significant adverse impact on the Company’s financial condition and operations during the three months ended March 31, 2021. The duration and intensity of this global health emergency and related disruptions are uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2021 will be material, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 Pandemic will end, when or how quickly the current travel and operational restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business and the willingness of tourism patrons to spend on travel and entertainment and business patrons to spend on MICE.
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
The Company has a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $2.07 billion and access to $1.50 billion, $2.0 billion and $440 million of available borrowing capacity from the LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Revolving Facility, respectively, and 3.69 billion Singapore dollars (“SGD,” approximately $2.74 billion at exchange rates in effect on March 31, 2021) under the Singapore Delayed Draw Term Facility, exclusively for capital expenditures for the Marina Bay Sands expansion project, as of March 31, 2021. The Company believes it is able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. The Company has taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow of non-essential items.
Discontinued Operations Held for Sale
On March 2, 2021, the Company entered into definitive agreements to sell its Las Vegas real property and operations, including The Venetian Resort Las Vegas and the Sands Expo and Convention Center (collectively referred to as the “Las Vegas Operations”) for a total enterprise value of $6.25 billion to Pioneer OpCo, LLC, an affiliate of certain funds managed by affiliates of Apollo Global Management, Inc. and VICI Properties L.P. The Company currently anticipates the closing of the transaction in the fourth quarter of 2021, subject to regulatory review and other closing conditions. Additionally, as discussed in more detail in “Note 2 — Held for Sale — Discontinued Operations,” the Company concluded the Las Vegas Operations met the criteria for held for sale and discontinued operations beginning in the first quarter of 2021. As a result, the Las Vegas Operations is presented in the accompanying condensed consolidated statements of operations as a discontinued operation for all periods presented. Current and non-current assets and liabilities of the Las Vegas Operations are presented in the accompanying condensed consolidated balance sheets as current assets and liabilities held for sale for all periods presented.
Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations.
Recent Accounting Pronouncements
The Company’s management has evaluated all of the recently issued, but not yet effective, accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position, results of operations and cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Reclassification
Certain amounts in the accompanying Company’s Condensed Consolidated Financial Statements and accompanying notes have been reclassified to be consistent with the current period presentation. These reclassifications had no effect on net income for the prior periods.
Note 2 — Held for Sale — Discontinued Operations
On March 2, 2021, the Company entered into definitive agreements to sell the Las Vegas Operations for an aggregate purchase price of approximately $6.25 billion (the “Las Vegas Sale”) to Pioneer OpCo, LLC (“OpCo”) an affiliate of certain funds managed by affiliates of Apollo Global Management, Inc and VICI Properties L.P. (“VICI” and together with OpCo, the “Purchasers”). Under the terms of the agreements, OpCo will acquire subsidiaries that hold the operating assets and liabilities of the Las Vegas Operations for approximately $1.05 billion in cash, subject to certain post-closing adjustments, and $1.20 billion in seller financing in the form of a six-year term loan credit and security agreement and VICI will acquire subsidiaries that hold the real estate and real estate-related assets of the Las Vegas Operations for approximately $4.0 billion in cash. The closing of the Las Vegas Sale is subject to customary closing conditions, including regulatory approvals, and is expected to close during the fourth quarter of 2021.
In connection with the closing, the Company and OpCo will enter into a post-closing contingent lease support agreement (the “Contingent Lease Support Agreement”) pursuant to which, among other things, the Company may be required to make certain payments (“Support Payments”) to OpCo. The Support Payments are payable on a monthly basis following closing through the year ending December 31, 2023, based upon the performance of the Las Vegas Operations relative to certain agreed upon target metrics and subject to quarterly and annual adjustments. The target metrics are measured against a benchmark annual EBITDAR (as defined in the Contingent Lease Support Agreement) of the Las Vegas Operations equal to $286 million for 2021 and $500 million for 2022 and 2023 (as it may be adjusted as a result of when the closing occurs). The Company’s payment obligations are subject to an annual cap equal to $250 million, subject to prorated reduction depending on when the closing occurs. Each monthly Support Payment is subject to a prorated cap based on the annual cap (as it may be adjusted as a result of when the closing occurs).
After consideration of the relevant facts, the Company concluded the assets and liabilities of the Las Vegas Operations met the criteria for classification as held for sale. The Company further concluded the proposed disposal activities represented a strategic shift that will have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB Accounting Standards Codification (“ASC”) 205-20. Accordingly, the financial results of the Las Vegas Operations are presented in the accompanying condensed consolidated statements of operations as discontinued operations for all periods presented.
The Las Vegas Operations are recorded at the carrying value of the assets. The fair value of the assets was determined to be the stated sales price per the agreements, which is greater than the carrying amount of the net assets and consequently no impairment charge was recognized. Depreciation and amortization on the assets held for sale ceased upon entering into the Las Vegas Sale agreements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table represents summarized balance sheet information of assets and liabilities held for sale:

	March 31, 2021	December 31, 2020

	(In millions)
Cash and cash equivalents	$35	$39
Accounts receivable, net of provision for credit losses of $57 and $59	80	86
Inventories	10	10
Prepaid expenses and other	22	23
Property and equipment, net	2,819	2,830
Other assets, net	227	234
Total held for sale assets in the balance sheet(1)	$3,193	$3,222

Accounts payable	$15	$9
Construction payables	4	6
Other accrued liabilities	259	232
Long-term debt	2	3
Deferred amounts related to mall sale transactions	342	344
Other long-term liabilities	149	161
Total held for sale liabilities in the balance sheet(1)	$771	$755
 ____________________
(1)All assets and liabilities held for sale were classified as current as it is probable the sale of the Las Vegas Operations will be completed within one year.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table represents summarized income statement information of discontinued operations:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Revenues:
Casino	$53	$102
Rooms	45	127
Food and beverage	24	74
Convention, retail and other	17	62
Net revenues	139	365
Resort operations expenses	111	182
Provision for credit losses	—	4
General and administrative	75	91
Depreciation and amortization	25	37
Loss on disposal or impairment of assets	2	2
Operating income (loss)	(74)	49
Interest expense	(3)	(3)
Other expense	(1)	(2)
Income (loss) from discontinued operations before income tax	(78)	44
Income tax (expense) benefit	16	(3)
Net income (loss) from discontinued operations presented in the statement of operations	$(62)	$41

Adjusted Property EBITDA	$(47)	$88

For the three months ended March 31, 2021, the Company’s Las Vegas Operations were classified as a discontinued operation held for sale. The Company applied the intra-period tax allocation rules to allocate the provision for income taxes between continuing operations and discontinued operations using the “with and without” approach. The Company calculated income tax expense from all financial statement components (continuing and discontinued operations), the “with” computation, and compared that to the income tax expense attributable to continuing operations, the “without” computation. The difference between the “with” and “without” computations was allocated to discontinued operations.
The Company’s effective income tax rate from discontinued operations was (20.5)% for the three months ended March 31, 2021. This compares to a 7.0% effective income tax rate from discontinued operations for the three months ended March 31, 2020, which reflects the application of the “with and without” approach consistent with intra-period tax allocation rules. The income tax on discontinued operations reflects a 21% corporate income tax rate on the Company’s Las Vegas Operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 3 — Long-Term Debt
Long-term debt consists of the following:

	March 31, 2021	December 31, 2020

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $11)	$1,739	$1,739
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $4)	496	496
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $10)	990	990
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $7 and $8, respectively)	743	742
Macao Related(1):
4.600% Senior Notes due 2023 (net of unamortized original issue discount and deferred financing costs of $8 and $9, respectively)	1,792	1,791
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $11)	1,789	1,789
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $8)	792	792
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $16)	1,884	1,884
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $9 and $10, respectively)	691	690
2018 SCL Credit Facility — Revolving	503	—
Other	23	21
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $47 and $50, respectively)	2,955	3,023
2012 Singapore Credit Facility — Delayed Draw Term (net of unamortized deferred financing costs of $1)	45	46
Other	4	1
	14,446	14,004
Less — current maturities	(72)	(75)
Total long-term debt	$14,374	$13,929
____________________
(1)Unamortized deferred financing costs of $92 million and $91 million as of March 31, 2021 and December 31, 2020, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in other assets, net, in the accompanying condensed consolidated balance sheets.
LVSC Revolving Facility
As of March 31, 2021, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
The LVSC Revolving Facility contains a covenant prohibiting the disposition of Core Facilities (as defined in the agreement), which includes the Las Vegas Operations. The Company is evaluating the treatment of the LVSC Revolving Facility in connection with the announced sale of the Las Vegas Operations, which may include an amendment or termination of the existing facility on or prior to the closing date of the sale. Management believes the resolution of the aforementioned covenant will not impact or delay the sale.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
2018 SCL Credit Facility
On January 25, 2021, SCL entered into an agreement with lenders to increase commitments under the 2018 SCL Credit Facility by 3.83 billion Hong Kong dollars (“HKD,” approximately $492 million at exchange rates in effect on March 31, 2021). During the three months ended March 31, 2021, SCL drew down $48 million and HKD 3.54 billion (approximately $456 million at exchange rates in effect on March 31, 2021) under the facility for general corporate purposes.
As of March 31, 2021, SCL had $2.0 billion of available borrowing capacity under the 2018 SCL Revolving Facility comprised of HKD commitments of 14.09 billion (approximately $1.81 billion at exchange rates in effect on March 31, 2021) and U.S. dollar commitments of $189 million.
2012 Singapore Credit Facility
As of March 31, 2021, Marina Bay Sands Pte. Ltd. (“MBS”) had SGD 593 million (approximately $440 million at exchange rates in effect on March 31, 2021) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee pursuant to a development agreement for SGD 157 million (approximately $116 million at exchange rates in effect on March 31, 2021).
As of March 31, 2021, SGD 3.69 billion (approximately $2.74 billion at exchange rates in effect on March 31, 2021) remains available to be drawn under the Singapore Delayed Draw Term Facility.
Debt Covenant Compliance
As of March 31, 2021, management believes the Company was in compliance with all debt covenants. During the year ended December 31, 2020, the Company amended its credit facilities to, among other things, waive the Company’s requirement to comply with certain financial covenant ratios through December 31, 2021, which include a maximum leverage ratio or net debt to trailing twelve-months adjusted earnings before interest, income taxes, depreciation and amortization, calculated in accordance with the credit agreement, of 4.0x, 4.0x and 4.5x under the LVSC Revolving Facility, 2018 SCL Credit Facility and 2012 Singapore Credit Facility, respectively. The Company’s compliance with its financial covenants for periods beyond December 31, 2021 could be affected by certain factors beyond the Company’s control, such as the impact of the COVID-19 pandemic, including current travel and border restrictions continuing in the future. The Company will pursue additional waivers to meet the required financial covenant ratios for periods beyond December 31, 2021, if deemed necessary. The Company believes it will be successful in obtaining the additional waivers, although no assurance can be provided that such waivers will be granted, which could negatively impact the Company’s ability to be in compliance with its debt covenants for periods beyond December 31, 2021.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Proceeds from 2018 SCL Credit Facility	$505	$—
	$505	$—

Repayments on 2012 Singapore Credit Facility	$(16)	$(15)
Repayments on Other Long-Term Debt	(2)	(1)
	$(18)	$(16)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of March 31, 2021 and December 31, 2020, was approximately $15.36 billion and $15.15 billion, respectively, compared to its contractual value of $14.56 billion

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
and $14.12 billion, respectively. The estimated fair value of the Company’s long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).

Note 4 — Accounts Receivable, Net and Customer Contract Related Liabilities
Accounts Receivable and Provision for Credit Losses
Accounts receivable is comprised of casino, hotel, mall and other receivables, which do not bear interest and are recorded at amortized cost. The Company extends credit to approved casino patrons following background checks and investigations of creditworthiness. The Company also extends credit to gaming promoters in Macao. These receivables can be offset against commissions payable to the respective gaming promoters. Business or economic conditions, the legal enforceability of gaming debts, foreign currency control measures or other significant events in foreign countries could affect the collectability of receivables from patrons and gaming promoters residing in these countries.
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
The Company maintains a provision for expected credit losses on casino, hotel and mall receivables and regularly evaluates the balances. The Company applies standard reserve percentages to aged account balances, which are grouped based on shared credit risk characteristics and days past due. The reserve percentages are based on estimated loss rates supported by historical observed default rates over the expected life of the receivable and are adjusted for forward-looking information. The Company also specifically analyzes the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the patron's financial condition, collection history and any other known information and adjusts the aforementioned reserve with the results from the individual reserve analysis. The Company also monitors regional and global economic conditions and forecasts, which include the impact of the COVID-19 Pandemic, in its evaluation of the adequacy of the recorded reserves. Account balances are written off against the provision when the Company believes it is probable the receivable will not be recovered.
Accounts receivable, net, consists of the following:

	March 31, 2021	December 31, 2020

	(In millions)
Casino	$376	$415
Rooms	5	9
Mall	37	49
Other	29	34
	447	507
Less - provision for credit losses	(242)	(255)
	$205	$252
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	March 31,
	2021	2020

	(In millions)
Balance at January 1	$255	$220
Current period provision for credit losses	4	14
Write-offs	(15)	(16)
Exchange rate impact	(2)	(6)
Balance at March 31	$242	$212
Customer Contract Related Liabilities
The Company provides numerous products and services to its patrons. There is often a timing difference between the cash payment by the patrons and recognition of revenue for each of the associated performance obligations. The Company has the following main types of liabilities associated with contracts with customers: (1) outstanding chip liability, (2) loyalty program liability and (3) customer deposits and other deferred revenue for gaming and non-gaming products and services yet to be provided.
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2021	2020	2021	2020	2021	2020

	(In millions)
Balance at January 1	$197	$510	$62	$63	$633	$591
Balance at March 31	153	435	62	60	610	619
Increase (decrease)	$(44)	$(75)	$—	$(3)	$(23)	$28
____________________
(1)Of this amount, $152 million as of March 31 and January 1, 2021, and $154 million as of March 31 and January 1, 2020, relate to mall deposits that are accounted for based on lease terms usually greater than one year.

Note 5 — Equity and Earnings Per Share
Common Stock
Dividends
In April 2020, the Company suspended the quarterly dividend program due to the impact of the COVID-19 Pandemic.
Noncontrolling Interests
In February 2021, SCL announced it will not pay a final dividend for 2020 due to the impact of the COVID-19 Pandemic.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	764	764
Potential dilution from stock options and restricted stock and stock units	—	—
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	764	764
Antidilutive stock options excluded from the calculation of diluted earnings per share	3	3

Note 6 — Income Taxes
The Company’s effective income tax rate from continuing operations was 5.3% for the three months ended March 31, 2021, compared to 31.4% for the three months ended March 31, 2020. The effective income tax rate for the three months ended March 31, 2021, reflects a 17% statutory tax rate on the Company’s Singapore operations and a 21% corporate income tax rate on its domestic operations. The Company's operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, the Company’s subsidiaries in Macao and its peers receive an income tax exemption on gaming operations through June 2022. During the three months ended March 31, 2021, the Company recorded a valuation allowance of $20 million related to certain U.S. foreign tax credits, which it no longer expects to utilize due to lower forecasted U.S. taxable income in years following the sale of the Las Vegas Operations.

Note 7 — Leases
Lessor
Lease revenue for the Company’s mall operations consists of the following:

	Three months ended March 31,
	2021	2020

	(In millions)
Minimum rents	$131	$134
Overage rents	17	5
Rent concessions(1)	(20)	(59)
Other(2)	6	—
Total overage rents, rent concessions and other	3	(54)
	$134	$80
___________________
(1)Rent concessions were provided for the periods presented to tenants as a result of the COVID-19 Pandemic and the impact on mall operations.
(2)Amount related to a grant provided by the Singapore government to lessors to support small and medium enterprises impacted by the COVID-19 Pandemic in connection with their rent obligations.

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
On January 19, 2012, AAEC filed another claim (the “Macao Action”) with the Macao Judicial Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim was for 3.0 billion patacas (approximately $375 million at exchange rates in effect on March 31, 2021). The Macao Action alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao Action with the Macao Judicial Court and amended the defense on January 4, 2013.
On March 24, 2014, the Macao Judicial Court issued a decision holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings, and the claim should proceed exclusively against the U.S. Defendants. On May 8, 2014, AAEC lodged an appeal against that decision and the appeal is currently pending.
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
On July 15, 2019, AAEC submitted a request to the Macao Judicial Court to increase the amount of its claim to 96.45 billion patacas (approximately $12.04 billion at exchange rates in effect on March 31, 2021), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022 in due course at the enforcement stage. On September 4, 2019, the Macao Judicial Court allowed AAEC’s request to increase the amount of its claim. On September 17, 2019, the U.S. Defendants appealed the decision granting AAEC’s request. On September 26, 2019, the Macao Judicial Court accepted that appeal and it is currently pending before the Macao Second Instance Court.
On September 2, 2019, the U.S. Defendants moved to revoke the legal aid granted to AAEC, which excuses AAEC from paying its share of court costs. On September 4, 2019, the Macao Judicial Court deferred ruling on the U.S. Defendants’ motion regarding legal aid until the entry of final judgment. The U.S. Defendants appealed that

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
deferral on September 17, 2019. On September 26, 2019, the Macao Judicial Court rejected that appeal on procedural grounds. The U.S. Defendants requested clarification of that order on October 29, 2019. By order dated December 4, 2019, the Macao Judicial Court stated it would reconsider the U.S. Defendants’ motion to revoke legal aid and, as part of that reconsideration, it would reanalyze portions of the record, seek an opinion from the Macao Public Prosecutor regarding the propriety of legal aid and consult with the trial court overseeing AAEC’s separate litigation against Galaxy Entertainment Group Ltd., Galaxy Entertainment Group S.A. and two of the U.S. defendants’ former executives, individually. The Macao Judicial Court denied the motion to revoke legal aid on January 14, 2020.
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
The Daniels Family 2001 Revocable Trust v. LVSC, et al.
On October 22, 2020, The Daniels Family 2001 Revocable Trust, a putative purchaser of the Company’s shares, filed a purported class action complaint in the U.S. District Court against LVSC, Sheldon G. Adelson and Patrick Dumont. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and alleges that LVSC made materially false or misleading statements, or failed to disclose material facts, from February 27, 2016 through September 15, 2020, with respect to its operations at the Marina Bay Sands, its compliance with Singapore laws and regulations, and its disclosure controls and procedures. On January 5, 2021, the U.S. District Court entered an order appointing Carl S. Ciaccio and Donald M. DeSalvo as lead plaintiffs (“Lead Plaintiffs”). On March 8, 2021, Lead Plaintiffs filed a purported class action amended complaint against LVSC, Sheldon G. Adelson, Patrick Dumont, and Robert G. Goldstein, alleging similar violations of Sections 10(b) and 20(a) of the Exchange Act over the same time period of February 27, 2016 through September 15, 2020. On March 22, 2021, the U.S. District Court granted Lead Plaintiffs’ motion to substitute Dr. Miriam Adelson, in her capacity as the Special Administrator for the estate of Sheldon G. Adelson, for Sheldon G. Adelson as a defendant in this action. Pursuant to a scheduling order entered by the U.S. District Court, the Company anticipates bringing a motion to dismiss the amended complaint on or before May 7, 2021. All briefings on the motion to dismiss is scheduled to be completed by August 5, 2021. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
Turesky v. Sheldon G. Adelson, et al.
On December 28, 2020, Andrew Turesky filed a putative shareholder derivative action on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Patrick Dumont, Robert G. Goldstein, Irwin Chafetz, Micheline Chau, Charles D. Forman, Steven L. Gerard, George Jamieson, Charles A. Koppelman, Lewis Kramer and David F. Levi, all of whom are current or former directors and/or officers of LVSC. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act and for contribution under Sections 10(b) and 21D of the Exchange Act. On February 24, 2021, the U.S. District Court entered an order granting the parties’ stipulation to stay this action in light of the Daniels Family 2001 Revocable Trust putative securities class action (the “Securities Action”). Subject to the terms of the parties’ stipulation, this action is stayed until 30 days after the final resolution of the motion to dismiss in the Securities Action. On March 11, 2021, the U.S. District Court granted the plaintiff’s motion to substitute Dr. Miriam Adelson, in her capacity as the Special Administrator for the estate of Sheldon G. Adelson, for Sheldon G. Adelson as a defendant in this action. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

Note 9 — Segment Information
The Company’s principal operating and developmental activities occur in two geographic areas: Macao and Singapore. The Company reviews the results of operations and construction and development activities for each of its operating segments: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; Sands Macao; and Marina Bay Sands. The Company has included Ferry Operations and Other (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to its properties in Macao) and Corporate and Other to reconcile to the condensed consolidated results of operations and financial condition. The operations that comprised the Company’s former Las Vegas Operating Properties reportable business segment were classified as discontinued operations and the information below for the three months ended March 31, 2021 and 2020, excludes these results.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s segment information for the three months ended March 31, 2021 and 2020 is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Three Months Ended March 31, 2021
Macao:
The Venetian Macao	$266	$19	$6	$46	$3	$340
The Londoner Macao	91	19	7	14	6	137
The Parisian Macao	59	12	5	10	1	87
The Plaza Macao and Four Seasons Macao	115	11	4	39	1	170
Sands Macao	31	3	1	—	—	35
Ferry Operations and Other	—	—	—	—	8	8
	562	64	23	109	19	777
Marina Bay Sands	303	32	33	47	11	426
Intercompany royalties(1)	—	—	—	—	25	25
Intercompany eliminations(2)	—	—	—	—	(32)	(32)
Total net revenues	$865	$96	$56	$156	$23	$1,196

Three Months Ended March 31, 2020
Macao:
The Venetian Macao	$251	$21	$5	$29	$9	$315
The Londoner Macao	123	27	8	9	3	170
The Parisian Macao	115	13	5	6	2	141
The Plaza Macao and Four Seasons Macao	83	4	3	17	—	107
Sands Macao	64	2	2	—	1	69
Ferry Operations and Other	—	—	—	—	12	12
	636	67	23	61	27	814
Marina Bay Sands	439	74	41	42	16	612
Intercompany royalties(1)	—	—	—	—	35	35
Intercompany eliminations(2)	—	—	—	—	(44)	(44)
Total net revenues	$1,075	$141	$64	$103	$34	$1,417
____________________
(1)Royalties earned from foreign operations, which were previously included in the Las Vegas Operating Properties and will continue post-closing of the sale.
(2)Intercompany eliminations include royalties and other intercompany services.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$1	$1
Ferry Operations and Other	5	7
	6	8
Marina Bay Sands	1	1
Intercompany royalties	25	35
Total intersegment revenues	$32	$44

	Three Months Ended March 31,
	2021	2020

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$82	$49
The Londoner Macao	(23)	—
The Parisian Macao	(8)	(3)
The Plaza Macao and Four Seasons Macao	70	28
Sands Macao	(18)	(1)
Ferry Operations and Other	(3)	(6)
	100	67
Marina Bay Sands	144	282
Consolidated adjusted property EBITDA(1)	244	349
Other Operating Costs and Expenses
Stock-based compensation(2)	(5)	(3)
Corporate	(49)	(59)
Pre-opening	(5)	(5)
Development	(9)	(6)
Depreciation and amortization	(255)	(253)
Amortization of leasehold interests in land	(14)	(14)
Loss on disposal or impairment of assets	(3)	(3)
Operating income (loss)	(96)	6
Other Non-Operating Costs and Expenses
Interest income	1	13
Interest expense, net of amounts capitalized	(154)	(128)
Other income (expense)	(17)	39
Income tax expense	(14)	(22)
Net loss from continuing operations	$(280)	$(92)
 ____________________
(1)Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is net income (loss) from continuing operations before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes.  Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. The Company has significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, consolidated adjusted property EBITDA as presented by the Company may not be directly comparable to similarly titled measures presented by other companies.
(2)During the three months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense of $7 million and $7 million, respectively, of which $2 million and $4 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

	Three Months Ended March 31,
	2021	2020

	(In millions)
Capital Expenditures
Corporate and Other	$—	$3
Macao:
The Venetian Macao	22	23
The Londoner Macao	238	131
The Parisian Macao	1	4
The Plaza Macao and Four Seasons Macao	5	82
Sands Macao	2	1
	268	241
Marina Bay Sands	23	46
Total capital expenditures	$291	$290

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
COVID-19 Pandemic
In early January 2020, an outbreak of a respiratory illness caused by a novel coronavirus was identified and the disease has since spread rapidly across the world causing the World Health Organization to declare the outbreak of a pandemic on March 12, 2020 (the “COVID-19 Pandemic”). Governments around the world mandated actions to contain the spread of the virus that included stay-at-home orders, quarantines, capacity limits, closures of non-essential businesses and significant restrictions on travel. The government actions varied based upon the extent and severity of the COVID-19 Pandemic within their respective countries and jurisdictions.
Visitation to the Macao Special Administrative Region (“Macao”) of the People’s Republic of China has decreased substantially, driven by various government policies limiting travel. As of the date of this report, other than people from mainland China who may enter Macao without quarantine subject to them holding the appropriate travel documents, a negative COVID-19 test result and a green health-code, there remains in place a complete ban on entry or a need to undergo enhanced quarantine requirements depending on the person’s residency and recent travel history.
Macao began administering the COVID-19 vaccine to front-line health workers on February 9, 2021, and to the general population on March 3, 2021.
On March 3, 2021, the negative COVID-19 test requirement to enter casinos was removed. Various other health safeguards implemented by the Macao government remain in place, including mandatory mask protection, limitation on the number of seats per table game, slot machine spacing and temperature checks. Management is currently unable to determine when the remaining measures will be eased or cease to be necessary.
All businesses including non-essential businesses are allowed to remain open.
In support of the Macao government’s initiatives to fight the COVID-19 Pandemic, we provided one tower (approximately 2,000 hotel rooms) at the Sheraton Grand Macao to the Macao government to house individuals who returned to Macao for quarantine purposes. This tower has been utilized for quarantine purposes on several occasions during 2020 and 2021.
During the three months ended March 31, 2021, our Macao operations remained open. This compared to the same period in 2020 when our Macao operations were suspended from February 5, 2020 to February 20, 2020 due to a government mandate, except for operations at The Londoner Macao, which resumed on February 27, 2020.
Operating hours at restaurants across our Macao properties are continuously being adjusted in line with movements in guest visitation. The majority of retail outlets in our Macao shopping malls are open with reduced operating hours. The timing and manner in which these areas will return to full operation are currently unknown.
Our Macao ferry operations between Macao and Hong Kong remain suspended. The timing and manner in which our normal ferry operations will be able to resume are currently unknown.
During the three months ended March 31, 2020 our Macao casino operations were suspended from February 5, 2020 to February 20, 2020 due to a government mandate, except for operations at The Londoner Macao, which resumed on February 27, 2020. Our Macao operations have been significantly impacted by the lack of visitation to Macao. The Macao government announced total visitation from mainland China to Macao decreased 31.8% during the three months ended March 31, 2021, as compared to the same period in 2020. The Macao government also announced gross gaming revenue decreased 22.5% during the three months ended March 31, 2021, as compared to the same period in 2020.

As of the date of this report, entry into Singapore is largely limited to Singapore citizens and permanent residents, with short-term visits allowed from specified countries subject to certain requirements and health control measures. Additionally, there are no stay-at-home orders or curfews except for certain individuals arriving into Singapore who are subject to quarantine. All operations are currently subject to limited capacities and other social distancing measures.
Singapore started administering the COVID-19 vaccine on December 30, 2020 to front-line health workers and continues to roll-out the vaccine in phases to other groups based on priority.
The Singapore Tourism Board (the “STB”) announced on March 24, 2021, that effective April 24, 2021, business-to-business events, sporting events and live performances, with as many as 750 people, will be allowed, provided event organizers implement pre-event testing. The date on which nightlife venues may reopen is unknown at this time.
As a result of the border closures, visitation to Marina Bay Sands declined. The STB announced for the three months ended March 31, 2021, total visitation to Singapore decreased approximately 97.4%, as compared to the same period in 2020.
In Las Vegas, beginning March 15, 2021, the limit for public events was increased to the lesser of 250 people or 50% of the venue’s capacity, provided social distancing measures and various safety and related protocols are followed. Large gatherings such as meetings, incentives, conventions and exhibitions (“MICE”) for more than 250 people, up to a maximum of 50% of the venue’s capacity, may be held subject to approval. Food and beverage establishments and the gaming floor are subject to a 50% capacity limit, compared to a previous capacity limit of 35%.
On April 13, 2021, the Governor of Nevada announced his goal to have all Nevada counties open to 100% capacity by June 1, 2021. Decisions on social distancing and capacity limits will transition to local authorities in each Nevada county on May 1, 2021. Capacity and mitigation measures for gaming areas within the State of Nevada will remain under the authority of the Nevada Gaming Control Board. The mask requirement is a statewide standard that will continue. Other than the aforementioned restrictions, no stay-at-home orders, curfews or quarantines are in place. All businesses including non-essential businesses are allowed to remain open.
Las Vegas started administering the COVID-19 vaccine in early 2021 and, effective April 5, 2021, all individuals, 16 and older are eligible to receive the vaccine.
During the three months ended March 31, 2021, our Las Vegas Operating Properties were open subject to limited capacities. This compares to the same period in 2020 when our Las Vegas Operating Properties operations were suspended due to a government mandate on March 18, 2020 through the end of the quarter.
Visitation to our Las Vegas Operating Properties has declined during the three months ended March 31, 2021. The Las Vegas Convention and Visitors Authority announced for the months ended January and February 2021, visitation to Las Vegas decreased 63.5% and 53.8%, respectively, as compared to the same periods in 2020. The Las Vegas Convention and Visitors Authority also announced for the months ended January and February 2021, gross gaming revenue for the Las Vegas Strip decreased 43.8% and 41.6%, respectively, as compared to the same periods in 2020.
In connection with the Singapore and Las Vegas properties, we are adhering to social distancing requirements, which include reduced seating at table games and a decreased number of active slot machines on the casino floor. Additionally, there is uncertainty around the impact the COVID-19 Pandemic will continue to have on operations in future periods. If our Integrated Resorts are not permitted to resume normal operations, travel restrictions such as those related to the China Individual Visit Scheme and other global restrictions on inbound travel from other countries are not modified or eliminated or the global response to contain the COVID-19 Pandemic escalates or is unsuccessful, our operations, cash flows and financial condition will be further materially impacted.
While each of our properties are currently open and operating at reduced levels due to lower visitation and the implementation of required safety measures as described above, the current economic and regulatory environment on a global basis and in each of our jurisdictions continues to evolve. We cannot predict the manner in which governments will react as the global and regional impact of the COVID-19 Pandemic changes over time, which could significantly alter our current operations.

We have a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $2.07 billion and access to $1.50 billion, $2.00 billion and $440 million of available borrowing capacity from our LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Revolving Facility, respectively, and 3.69 billion Singapore dollars (“SGD,” approximately $2.74 billion at exchange rates in effect on March 31, 2021) under our Singapore Delayed Draw Term Facility, exclusively for capital expenditures for the Marina Bay Sands expansion project, as of March 31, 2021. We believe we are able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow of non-essential items.
Operations
We view each of our Integrated Resort properties as an operating segment. Our operating segments in Macao consist of The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; and the Sands Macao. Our operating segment in Singapore is Marina Bay Sands.
On March 2, 2021, we entered into definitive agreements to sell our Las Vegas real property and operations, including The Venetian Resort Las Vegas and the Sands Expo and Convention Center, for a total enterprise value of $6.25 billion to Pioneer OpCo, LLC, an affiliate of certain funds managed by affiliates of Apollo Global Management, Inc, and VICI Properties L.P, a subsidiary of VICI Properties Inc. The closing of the transaction is subject to regulatory review and other closing conditions.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2020 Annual Report on Form 10-K filed on February 5, 2021.
There were no newly identified significant accounting estimates during the three months ended March 31, 2021, nor were there any material changes to the critical accounting policies and estimates discussed in our 2020 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Operating Results
Key Operating Revenue Measurements
Operating revenues at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Marina Bay Sands and our Las Vegas Operating Properties are dependent upon the volume of patrons who stay at the hotel, which affects the price charged for hotel rooms and our gaming volume. Operating revenues at Sands Macao are principally driven by the volume of gaming patrons who visit the property on a daily basis.
Management utilizes the following volume and pricing measures in order to evaluate past performance and assist in forecasting future revenues. The various volume measurements indicate our ability to attract patrons to our Integrated Resorts. In casino operations, win and hold percentages indicate the amount of revenue to be expected based on volume. In hotel operations, average daily rate and revenue per available room indicate the demand for rooms and our ability to capture that demand. In mall operations, base rent per square foot indicates our ability to attract and maintain profitable tenants for our leasable space.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.15% to 3.45% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 25.7%, 22.5%, 22.7%, 22.5%, 16.3% and 18.4% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 4.0%, 4.1%, 3.8%, 9.0%, 3.3% and 4.4% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 15.9% and 12.1%, respectively, of our table games play was conducted on a credit basis for the three months ended March 31, 2021.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued (credit instruments) deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Based upon our mix of table games, our table games are expected to produce a win percentage of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Our slot machines have produced a trailing 12-month hold percentage of 8.0%. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 62.7% of our table games play at our Las Vegas Operating Properties, for the three months ended March 31, 2021, was conducted on a credit basis.
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
Mall revenue measurements: Occupancy, base rent per square foot and tenant sales per square foot are used as performance indicators. Occupancy represents gross leasable occupied area (“GLOA”) divided by gross leasable area (“GLA”) at the end of the reporting period. GLOA is the sum of: (1) tenant occupied space under lease and (2) tenants no longer occupying space, but paying rent. GLA does not include space currently under development or not on the market for lease. Base rent per square foot is the weighted average base or minimum rent charge in effect at the end of the reporting period for all tenants that would qualify to be included in occupancy. Tenant sales per square foot is the reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period. Only tenants that have been open for a minimum of 12 months are included in the tenant sales per square foot calculation.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Summary Financial Results
Our financial results were adversely impacted by decreased visitation at our properties due to the COVID-19 Pandemic, as well as by our properties temporarily operating at a reduced capacity due to social distancing measures. See “COVID-19 Pandemic” for further information. Net revenues for the three months ended March 31, 2021, decreased 15.6% to $1.20 billion, compared to $1.42 billion for the three months ended March 31, 2020. Operating loss was $96 million compared to operating income of $6 million for the three months ended March 31, 2020. Net loss was $280 million for the three months ended March 31, 2021, compared to net loss of $92 million for the three months ended March 31, 2020.
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended March 31,
	2021	2020	Percent Change

	(Dollars in millions)
Casino	$865	$1,075	(19.5)%
Rooms	96	141	(31.9)%
Food and beverage	56	64	(12.5)%
Mall	156	103	51.5%
Convention, retail and other	23	34	(32.4)%
Total net revenues	$1,196	$1,417	(15.6)%
Consolidated net revenues were $1.20 billion for the three months ended March 31, 2021, a decrease of $221 million compared to $1.42 billion for the three months ended March 31, 2020. The decrease was across our jurisdictions and properties with decreases of $186 million and $35 million at Marina Bay Sands and our Macao operations, respectively. These decreases were driven by the COVID-19 Pandemic described above and the related reduction in visitation due to travel restrictions and our properties operating at a reduced capacity due to social distancing measures.
Net casino revenues decreased $210 million compared to the three months ended March 31, 2020. The change was driven by a $136 million decrease at Marina Bay Sands due to decreases in Non-Rolling Chip drop and Rolling Chip volume. Casino revenues at our Macao operations decreased $74 million due to decreases in Rolling Chip volume, Non-Rolling Chip drop and slot handle. These decreases were driven by lower visitation across our properties due the impact of the COVID-19 Pandemic described above. The following table summarizes the results of our casino activity:

	Three Months Ended March 31,
	2021	2020	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$266	$251	6.0%
Non-Rolling Chip drop	$908	$817	11.1%
Non-Rolling Chip win percentage	27.4%	27.0%	0.4	pts
Rolling Chip volume	$1,231	$2,270	(45.8)%
Rolling Chip win percentage	4.43%	3.03%	1.40	pts
Slot handle	$462	$438	5.5%
Slot hold percentage	4.0%	4.5%	(0.5)	pts

	Three Months Ended March 31,
	2021	2020	Change

	(Dollars in millions)
The Londoner Macao
Total net casino revenues	$91	$123	(26.0)%
Non-Rolling Chip drop	$408	$556	(26.6)%
Non-Rolling Chip win percentage	21.7%	22.0%	(0.3)	pts
Rolling Chip volume	$523	$167	213.2%
Rolling Chip win percentage	3.71%	5.85%	(2.14)	pts
Slot handle	$197	$367	(46.3)%
Slot hold percentage	3.9%	4.4%	(0.5)	pts
The Parisian Macao
Total net casino revenues	$59	$115	(48.7)%
Non-Rolling Chip drop	$300	$390	(23.1)%
Non-Rolling Chip win percentage	23.0%	23.8%	(0.8)	pts
Rolling Chip volume	$114	$1,890	(94.0)%
Rolling Chip win percentage	(3.01)%	2.49%	(5.50)	pts
Slot handle	$223	$432	(48.4)%
Slot hold percentage	3.4%	3.5%	(0.1)	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$115	$83	38.6%
Non-Rolling Chip drop	$256	$210	21.9%
Non-Rolling Chip win percentage	24.1%	29.9%	(5.8)	pts
Rolling Chip volume	$1,436	$1,626	(11.7)%
Rolling Chip win percentage	5.93%	2.84%	3.09	pts
Slot handle	$4	$37	(89.2)%
Slot hold percentage	10.8%	4.7%	6.1	pts
Sands Macao
Total net casino revenues	$31	$64	(51.6)%
Non-Rolling Chip drop	$122	$250	(51.2)%
Non-Rolling Chip win percentage	15.1%	20.1%	(5.0)	pts
Rolling Chip volume	$484	$507	(4.5)%
Rolling Chip win percentage	4.34%	4.37%	(0.03)	pts
Slot handle	$158	$276	(42.8)%
Slot hold percentage	3.4%	3.0%	0.4	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$303	$439	(31.0)%
Non-Rolling Chip drop	$674	$1,077	(37.4)%
Non-Rolling Chip win percentage	19.1%	19.8%	(0.7)	pts
Rolling Chip volume	$1,512	$6,639	(77.2)%
Rolling Chip win percentage	5.59%	3.53%	2.06	pts
Slot handle	$3,745	$2,870	30.5%
Slot hold percentage	4.2%	4.3%	(0.1)	pts

	Three Months Ended March 31,
	2021	2020	Change

	(Dollars in millions)
U.S. Operations:
Las Vegas Operating Properties(1)
Total net casino revenues	$53	$102	(48.0)%
Table games drop	$335	$446	(24.9)%
Table games win percentage	9.3%	19.9%	(10.6)	pts
Slot handle	$625	$603	3.6%
Slot hold percentage	8.1%	8.2%	(0.1)	pts

__________________________
(1)    The Las Vegas Operating Properties are classified as a discontinued operation held for sale.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues decreased $45 million compared to the three months ended March 31, 2020. The decrease was primarily due to reduced room rates driven by lower visitation across our properties. The following table summarizes the results of our room activity:

	Three Months Ended March 31,
	2021	2020	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$19	$21	(9.5)%
Occupancy rate	47.2%	39.2%	8.0	pts
Average daily room rate (ADR)	$157	$238	(34.0)%
Revenue per available room (RevPAR)	$74	$93	(20.4)%
The Londoner Macao
Total room revenues	$19	$27	(29.6)%
Occupancy rate	35.5%	38.1%	(2.6)	pts
Average daily room rate (ADR)	$173	$175	(1.1)%
Revenue per available room (RevPAR)	$61	$67	(9.0)%
The Parisian Macao
Total room revenues	$12	$13	(7.7)%
Occupancy rate	46.7%	40.3%	6.4	pts
Average daily room rate (ADR)	$118	$169	(30.2)%
Revenue per available room (RevPAR)	$55	$68	(19.1)%
The Plaza Macao and Four Seasons Macao
Total room revenues	$11	$4	175.0%
Occupancy rate	43.7%	48.4%	(4.7)	pts
Average daily room rate (ADR)	$432	$329	31.3%
Revenue per available room (RevPAR)	$189	$159	18.9%
Sands Macao
Total room revenues	$3	$2	50.0%
Occupancy rate	71.5%	59.8%	11.7	pts
Average daily room rate (ADR)	$138	$179	(22.9)%
Revenue per available room (RevPAR)	$99	$107	(7.5)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$32	$74	(56.8)%
Occupancy rate	63.0%	81.0%	(18.0)	pts
Average daily room rate (ADR)	$228	$417	(45.3)%
Revenue per available room (RevPAR)	$143	$338	(57.7)%
U.S. Operations:
Las Vegas Operating Properties(1)
Total room revenues	$45	$127	(64.6)%
Occupancy rate	42.6%	87.2%	(44.6)	pts
Average daily room rate (ADR)	$185	$266	(30.5)%
Revenue per available room (RevPAR)	$79	$232	(65.9)%
__________________________
(1)    The Las Vegas Operating Properties are classified as a discontinued operation held for sale.

Food and beverage revenues decreased $8 million compared to the three months ended March 31, 2020. The decrease was due to an $8 million decrease at Marina Bay Sands as a result of the COVID-19 Pandemic described above.
Mall revenues increased $53 million compared to the three months ended March 31, 2020. The increase was primarily due to a decrease of $45 million in rent concessions granted to our mall tenants in Macao and Singapore compared to the three months ended March 31, 2020, as well as a $12 million increase in turnover rents.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended March 31,
	2021	2020	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$46	$29	58.6%
Mall gross leasable area (in square feet)	812,936	812,934	—%
Occupancy	79.9%	90.5%	(10.6)	pts
Base rent per square foot	$301	$281	7.1%
Tenant sales per square foot(1)	$940	$1,460	(35.6)%
Shoppes at Londoner(2)
Total mall revenues	$14	$9	55.6%
Mall gross leasable area (in square feet)	515,958	525,247	(1.8)%
Occupancy	81.0%	88.3%	(7.3)	pts
Base rent per square foot	$102	$103	(1.0)%
Tenant sales per square foot(1)	$576	$780	(26.2)%
Shoppes at Parisian
Total mall revenues	$10	$6	66.7%
Mall gross leasable area (in square feet)	296,145	295,920	0.1%
Occupancy	79.8%	87.9%	(8.1)	pts
Base rent per square foot	$151	$148	2.0%
Tenant sales per square foot(1)	$422	$687	(38.6)%
Shoppes at Four Seasons
Total mall revenues	$39	$17	129.4%
Mall gross leasable area (in square feet)	244,104	242,425	0.7%
Occupancy	94.0%	93.2%	0.8	pts
Base rent per square foot	$543	$552	(1.6)%
Tenant sales per square foot(1)	$3,665	$4,781	(23.3)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$47	$42	11.9%
Mall gross leasable area (in square feet)	620,297	593,756	4.5%
Occupancy	98.9%	96.4%	2.5	pts
Base rent per square foot	$264	$264	—%
Tenant sales per square foot(1)	$1,048	$1,917	(45.3)%
__________________________
Note:    This table excludes the results of our mall operations at Sands Macao.
(1)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.

(2)    The Shoppes at Londoner will feature up to an estimated 600,000 square feet of gross leasable area upon completion of all phases of the renovation, rebranding and expansion to The Londoner Macao.
Convention, retail and other revenues decreased $11 million compared to the three months ended March 31, 2020, primarily driven by decreases of $5 million and $4 million at Marina Bay Sands and our Macao properties, respectively, as a result of decreased visitation across our properties and the cancellation of MICE events due to the COVID-19 Pandemic described above.
Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended March 31,
	2021	2020	Percent Change

	(Dollars in millions)
Casino	$578	$648	(10.8)%
Rooms	42	46	(8.7)%
Food and beverage	71	82	(13.4)%
Mall	15	17	(11.8)%
Convention, retail and other	22	35	(37.1)%
Provision for credit losses	4	14	(71.4)%
General and administrative	225	229	(1.7)%
Corporate	49	59	(16.9)%
Pre-opening	5	5	—%
Development	9	6	50.0%
Depreciation and amortization	255	253	0.8%
Amortization of leasehold interests in land	14	14	—%
Loss on disposal or impairment of assets	3	3	—%
Total operating expenses	$1,292	$1,411	(8.4)%
Operating expenses were $1.29 billion for the three months ended March 31, 2021, a decrease of $119 million compared to $1.41 billion for the three months ended March 31, 2020, primarily driven by a decrease in casino expenses of $70 million. Additionally, convention, retail and other expenses decreased $13 million and food and beverage expenses decreased $11 million. The decreases were mainly driven by decreased visitation due to the COVID-19 Pandemic described above. Although management has implemented certain cost reduction programs, operating margins in each business segment were negatively impacted due to employee and other costs incurred during this period of decreased visitation and property closures. We have maintained our staffing levels across our jurisdictions through significantly reduced visitation. We have also implemented payroll cost saving initiatives across each of our properties, including utilization of paid time off and voluntary unpaid leave.
Casino expenses decreased $70 million compared to the three months ended March 31, 2020. The decrease was primarily attributable to a $59 million decrease in gaming taxes resulting from decreased casino revenues, as previously described.
Food and beverage expenses decreased $11 million compared to the three months ended March 31, 2020, due to decreases of $6 million and $5 million at Marina Bay Sands and our Macao properties, respectively. These decreases are consistent with the reduction in food and beverage revenues.
Convention, retail and other expenses decreased $13 million compared to the three months ended March 31, 2020, primarily driven by an $8 million decrease in ferry expenses resulting from the suspension of ferry operations between Macao and Hong Kong, which began on January 30, 2020 and continues to remain suspended in response to the COVID-19 Pandemic. Additionally, expenses at our Macao properties decreased $6 million, consistent with the decrease in convention, retail and other revenues discussed above.
Provision for credit losses decreased $10 million compared to the three months ended March 31, 2020, primarily due to the collection of previously reserved patron balances. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
Corporate expenses decreased $10 million compared to the three months ended March 31, 2020, due to decreases of $8 million in payroll expense and $2 million in travel expenses.
Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Development expenses include the costs associated with our evaluation and pursuit of new business opportunities, which are also expensed as incurred.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Segment Information” for a reconciliation of consolidated adjusted property EBITDA to net income/loss):

	Three Months Ended March 31,
	2021	2020	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$82	$49	67.3%
The Londoner Macao	(23)	—	N.M.
The Parisian Macao	(8)	(3)	166.7%
The Plaza Macao and Four Seasons Macao	70	28	150.0%
Sands Macao	(18)	(1)	1,700.0%
Ferry Operations and Other	(3)	(6)	(50.0)%
	100	67	49.3%
Marina Bay Sands	144	282	(48.9)%
Consolidated adjusted property EBITDA (1)	$244	$349	(30.1)%

Las Vegas Operating Properties(2)	(47)	88	(153.4)%
__________________________
N.M. Not Meaningful
(1)    Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is used by management as the primary measure of the operating performance of our segments. Consolidated adjusted property EBITDA is net income (loss) from continuing operations before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. We have significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, our presentation of consolidated adjusted property EBITDA may not be directly comparable to similarly titled measures presented by other companies.
(2)The Las Vegas Operating Properties are classified as a discontinued operation held for sale.
Adjusted property EBITDA at our Macao operations increased $33 million compared with the three months ended March 31, 2020, primarily due to an increase in revenue from mall operations, as well as decreased payroll costs driven by the implementation of payroll cost saving initiatives noted above, partially offset by decreased casino and room revenues driven by decreased visitation at our properties due to the COVID-19 Pandemic.
Adjusted property EBITDA at Marina Bay Sands decreased $138 million compared to the three months ended March 31, 2020, primarily due to decreased casino revenues, driven by decreased visitation at our property due to the COVID-19 Pandemic.
Discontinued Operations
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $135 million compared to the three months ended March 31, 2020, primarily due to no MICE events during the three months ended March 31, 2021, and decreased room and casino revenues, driven by decreased visitation to our property and State of Nevada mandated limits on public gatherings due to the COVID-19 Pandemic.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended March 31,
	2021	2020

	(Dollars in millions)
Interest cost	$158	$132
Less — capitalized interest	(4)	(4)
Interest expense, net	$154	$128
Weighted average total debt balance	$14,340	$12,483
Weighted average interest rate	4.4%	4.2%
Interest cost increased $26 million compared to the three months ended March 31, 2020, resulting from an increase in our weighted average total debt balance due to the issuance of the 2026 and 2030 SCL Senior Notes issued on June 4, 2020, and a draw on the SCL revolver during the three months ended March 31, 2021. The weighted average interest rate also increased to 4.4% for the three months ended March 31, 2021, compared to 4.2% for the three months ended March 31, 2020.
Other Factors Affecting Earnings
Other expense was $17 million for the three months ended March 31, 2021, compared to other income of $39 million for the three months ended March 31, 2020. Other expense during the three months ended March 31, 2021, consisted primarily of $16 million of foreign transaction losses, driven by U.S. dollar-denominated debt held by SCL. Other income during the three months ended March 31, 2020, consisted primarily of $38 million of foreign currency transaction gains primarily driven by the U.S. dollar-denominated debt held by SCL and Singapore dollar-denominated intercompany debt reported in U.S. dollars.
Our income tax expense was $14 million on a loss before income taxes of $266 million for the three months ended March 31, 2021, resulting in a 5.3% effective income tax rate. This compares to a 31.4% effective income tax rate for the three months ended March 31, 2020. The income tax expense for the three months ended March 31, 2021, reflects a 17% statutory tax rate on our Singapore operations and a 21% corporate income tax on our domestic operations. Our operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, our subsidiaries in Macao and their peers receive an income tax exemption on gaming operations through June 2022. During the three months ended March 31, 2021, we recorded a valuation allowance of $20 million related to certain U.S. foreign tax credits, which we no longer expect to utilize due to lower forecasted U.S. taxable income in years following the sale of the Las Vegas Operations.
The net loss attributable to our noncontrolling interests was $64 million for the three months ended March 31, 2021, compared to $50 million for the three months ended March 31, 2020. These amounts are related to the noncontrolling interest of SCL.
Additional Information Regarding our Retail Mall Operations
We own and operate retail malls at our Integrated Resorts at The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao, The Parisian Macao and Marina Bay Sands. Management believes being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.
Our malls are designed to complement our other unique amenities and service offerings provided by our Integrated Resorts. Our strategy is to seek out desirable tenants that appeal to our patrons and provide a wide variety of shopping options. We generate our mall revenues primarily from leases with tenants through minimum base rents, overage rents, and reimbursements for common area maintenance (“CAM”) and other expenditures.
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three months ended March 31, 2021 and 2020:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended March 31, 2021
Mall revenues:
Minimum rents(1)	$46	$31	$8	$9	$37
Overage rents	2	6	4	1	4
Rent concessions(2)	(9)	—	(2)	(2)	(6)
Other(3)	—	—	—	—	6
Total overage rents, rent concessions and other	(7)	6	2	(1)	4
CAM, levies and direct recoveries	7	2	4	2	6
Total mall revenues	46	39	14	10	47
Mall operating expenses:
Common area maintenance	3	1	1	1	4
Marketing and other direct operating expenses	1	1	1	—	2
Mall operating expenses	4	2	2	1	6
Property taxes(4)	1	—	—	—	2
Recovery of credit losses	(1)	—	—	—	—
Mall-related expenses(5)	$4	$2	$2	$1	$8
For the three months ended March 31, 2020
Mall revenues:
Minimum rents(1)	$50	$30	$10	$9	$35
Overage rents	—	1	1	—	3
Rent concessions(2)	(29)	(17)	(6)	(5)	(2)
Total overage rents and rent concessions	(29)	(16)	(5)	(5)	1
CAM, levies and direct recoveries	8	3	4	2	6
Total mall revenues	29	17	9	6	42
Mall operating expenses:
Common area maintenance	3	1	1	1	4
Marketing and other direct operating expenses	2	1	1	1	2
Mall operating expenses	5	2	2	2	6
Property taxes(4)	—	—	—	—	1
Provision for credit losses	3	1	1	1	—
Mall-related expenses(5)	$8	$3	$3	$3	$7
____________________
Note:    These tables exclude the results of our mall operations at Sands Macao.
(1)Minimum rents include base rents and straight-line adjustments of base rents.
(2)Rent concessions were provided to tenants as a result of the COVID-19 Pandemic and the impact on mall operations.
(3)The amount for Marina Bay Sands of $6 million related to a grant provided by the Singapore government to lessors to support small and medium enterprises impacted by the COVID-19 Pandemic in connection with their rent obligations.

(4)Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. Each property is also eligible to obtain an additional six-year exemption, provided certain qualifications are met. To date, The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao have obtained a second exemption. The exemption for The Venetian Macao and The Plaza Macao and Four Seasons Macao expired in August 2019 and August 2020, respectively, and the exemption for The Londoner Macao and The Parisian Macao will be expiring in December 2027 and September 2028, respectively.
(5)Mall-related expenses consist of CAM, marketing fees and other direct operating expenses, property taxes and provision for credit losses, but excludes depreciation and amortization and general and administrative costs.
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
Macao
Our construction work on the conversion of Sands Cotai Central into the new destination Integrated Resort, The Londoner Macao, is progressing. This project is being delivered in phases, which started in 2020 and will continue throughout 2021. Upon completion, The Londoner Macao will feature new attractions and features internally and externally from London, including some of London’s most recognizable landmarks, such as the Houses of Parliament and The Elizabeth Tower (commonly known as "Big Ben"). The Londoner Macao Hotel opened in January 2021 with approximately 600 London-themed suites, including 14 exclusive Suites by David Beckham. The Integrated Resort will also feature the Londoner Court with approximately 370 luxury suites; construction of the Londoner Court is now complete and is expected to open in 2021. Our retail offerings will be expanded and rebranded as the Shoppes at Londoner.
We anticipate the total costs associated with The Londoner Macao development projects described above and the recently completed The Grand Suites at Four Seasons to be approximately $2.2 billion. The ultimate costs and completion dates for The Londoner Macao development are subject to change as we complete the project.
Singapore
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the Singapore Tourism Board (the “STB”) entered into a development agreement (the “Development Agreement”) pursuant to which MBS will construct a development, the MBS Expansion Project, which will include a hotel tower with a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats. The Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.3 billion at exchange rates in effect on March 31, 2021). The amount of the total project cost will be finalized as we complete design and development and begin construction. In connection with the Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project. In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction). We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Development Agreement. On June 18, 2020, we further amended the 2012 Singapore Credit Facility, which, among other things, extends to June 30, 2021, the deadline for delivering the construction costs estimate and the construction schedule for the MBS Expansion Project.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Net cash used in operating activities from continuing operations	$(188)	$(388)
Cash flows from investing activities from continuing operations:
Capital expenditures	(291)	(290)
Proceeds from disposal of property and equipment	3	1
Net cash used in investing activities from continuing operations	(288)	(289)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	19	16
Dividends paid and noncontrolling interest payments	—	(911)
Proceeds from long-term debt	505	—
Repayments on long-term debt	(18)	(16)
Payments of financing costs	(8)	(3)
Net cash generated from (used in) financing activities from continuing operations	498	(914)
Net cash used by discontinued operations	(22)	(12)
Effect of exchange rate on cash, cash equivalents and restricted cash	(12)	(21)
Decrease in cash, cash equivalents and restricted cash	(12)	(1,624)
Cash, cash equivalents and restricted cash at beginning of period	2,137	4,242
Cash, cash equivalents and restricted cash at end of period	$2,125	$2,618
Less: cash, cash equivalents and restricted cash at end of period for discontinued operations	(35)	(17)
Cash, cash equivalents and restricted cash at end of period from continuing operations	$2,090	$2,601
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash used in operating activities for the three months ended March 31, 2021, decreased $200 million compared to the three months ended March 31, 2020, as a result of net cash outflow for working capital decreasing, resulting mainly from increases to liabilities, including customer deposits and outstanding chips.
Cash Flows — Investing Activities
Capital expenditures for the three months ended March 31, 2021, totaled $291 million. Included in this amount was $268 million for construction and development activities in Macao, which consisted primarily of $238 million for The Londoner Macao, $22 million for The Venetian Macao and $5 million for The Plaza Macao and Four Seasons Macao. Additionally, this amount included $23 million at Marina Bay Sands in Singapore.

Capital expenditures for the three months ended March 31, 2020, totaled $290 million. Included in this amount was $241 million for construction and development activities in Macao, which consisted primarily of $131 million for The Londoner Macao, $82 million for The Plaza Macao and Four Seasons Macao related primarily to the Grand Suites at Four Seasons Macao and $23 million for The Venetian Macao; $46 million at Marina Bay Sands in Singapore; and $3 million for corporate and other.
Cash Flows — Financing Activities
Net cash flows generated from financing activities were $498 million for the three months ended March 31, 2021, which was primarily attributable to proceeds of $505 million received from the draw down of our SCL revolving facility.
Net cash flows used in financing activities were $914 million for the three months ended March 31, 2020, which was primarily attributable to $911 million in dividend payments and net repayments of $16 million on our various credit facilities.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments and operating cash flows.
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio or net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined. In September 2020, LVSC entered into an amendment, pursuant to which lenders, among other things, removed LVSC’s requirement to maintain a maximum leverage ratio as of the last day of the fiscal quarter during the period beginning on October 31, 2020, through and including December 31, 2021. In March 2020, SCL entered into a waiver and amendment request letter, pursuant to which lenders, among other things, waived SCL’s requirement to ensure the leverage ratio does not exceed 4.0x and the interest coverage ratio is greater than 2.50x for any period beginning on, and including, January 1, 2020 and ending on, and including, July 1, 2021 (other than with respect to the financial year ended December 31, 2019). In September 2020, SCL entered into a waiver extension and amendment request letter, pursuant to which the aforementioned waiver period was extended to January 1, 2022. In June 2020, MBS entered into an amendment letter, such that MBS will not have to comply with the leverage or interest coverage covenants for the financial quarters ending, and including, September 30, 2020 through, and including, December 31, 2021. Our compliance with our financial covenants for periods beyond December 31, 2021 could be affected by certain factors beyond our control, such as the impact of the COVID-19 pandemic, including current travel and border restrictions continuing in the future. We will pursue additional waivers to meet the required financial covenant ratios, which include a maximum leverage ratio of 4.0x, 4.0x and 4.5x under our U.S., Macao and Singapore credit facilities, respectively, for periods beyond December 31, 2021, if deemed necessary. We believe we will be successful in obtaining the additional waivers, although no assurance can be provided that such waivers will be granted, which could negatively impact our ability to be in compliance with our debt covenants for periods beyond December 31, 2021.
The LVSC Revolving Facility contains a covenant that prohibits the disposition of Core Facilities (as defined in the agreement), which includes the Las Vegas Operations. We are evaluating the treatment of the LVSC Revolving Facility in connection with the announced sale of the Las Vegas Operations, which may include an amendment or termination of the existing facility on or prior to the closing date.
We held unrestricted cash and cash equivalents of approximately $2.07 billion and restricted cash and cash equivalents of approximately $16 million as of March 31, 2021, of which approximately $1.30 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.30 billion, approximately $1.01 billion is available to be repatriated to the U.S. and we do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL. We believe the cash on hand and cash flow generated from operations, as well as the $3.94 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit, and SGD 3.69 billion (approximately $2.74 billion at exchange rates in effect on March 31, 2021) under our Singapore Delayed Draw Term Facility as of March 31, 2021, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities and debt obligations. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure. During 2020, we entered into an amendment request letter on the 2018 SCL Credit Facility, which provides us with the option to increase the total borrowing capacity by an aggregate amount of up to $1.0 billion. Subsequently on January 25, 2021, we increased the amount available under the SCL revolving credit facility by HKD 3.83 billion (approximately $492 million at exchange rates in effect on March 31, 2021) to further enhance our liquidity. During the three months ended March 31, 2021, SCL drew down $48 million and HKD 3.54 billion (approximately $456 million at exchange rates in effect on March 31, 2021) under this facility for general corporate purposes.
We have suspended our quarterly dividend program and SCL did not pay a final dividend for 2020 due to the impact of the COVID-19 Pandemic.
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
Aggregate Indebtedness and Other Contractual Obligations
As of March 31, 2021, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the draw on the 2018 SCL Revolving Credit Facility of $505 million.
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
•our ability to invest in future growth opportunities;
•the ability to execute our previously announced capital expenditure programs in both Macao and Singapore, and produce future returns;
•the satisfaction of the conditions precedent to the consummation of the proposed sale of our Las Vegas real property and operations, including the Venetian Resort Las Vegas and the Sands Expo and Convention Center (the “Proposed Transaction”), including the receipt of regulatory approvals;
•unanticipated difficulties or expenditures relating to the Proposed Transaction;
•legal proceedings, judgments or settlements that may be instituted in connection with the Proposed Transaction, including those against us, our board of directors and executive officers and others;
•disruptions of current plans and operations caused by the announcement and pendency of the Proposed Transaction;

•potential difficulties in employee retention due to the announcement and pendency of the Proposed Transaction;
•the response of patrons, suppliers, business partners and regulators to the announcement of the Proposed Transaction;
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
•regulatory policies in China or other countries in which our patrons reside, or where we have operations, including visa restrictions limiting the number of visits or the length of stay for visitors from China to Macao, restrictions on foreign currency exchange or importation of currency, and the judicial enforcement of gaming debts;
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
As of March 31, 2021, the estimated fair value of our long-term debt was approximately $15.36 billion, compared to its contractual value of $14.56 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $519 million. A hypothetical 100 basis point change in LIBOR, HIBOR and the Singapore Swap Offer Rate would cause our annual interest cost on our long-term debt to change by approximately $30 million.
Foreign currency transaction losses were $16 million for the three months ended March 31, 2021, primarily due to U.S. dollar denominated debt issued by SCL and Singapore denominated intercompany debt reported in U.S. dollars. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of March 31, 2021, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $22 million, and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $48 million. The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2021, and have concluded they are effective at the reasonable assurance level.
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

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 8 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
In addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the following risk factor was identified:
We are subject to a number of risks associated with the proposed sale of the Las Vegas Operations, and these risks could adversely impact our operations, financial condition and business.
On March 2, 2021, we entered into definitive agreements (the “Agreements”) to sell our Las Vegas real property and operations, including The Venetian Resort Las Vegas and the Sands Expo and Convention Center (the “Las Vegas Operations”), for an aggregate purchase price of approximately $6.25 billion (the “Las Vegas Sale”). We are subject to a number of risks associated with the Las Vegas Sale, including risks associated with:
•the failure to satisfy, on a timely basis or at all, the closing conditions set forth in the Agreements, including the receipt of regulatory approvals;
•legal proceedings, judgments or settlements, including those that may be instituted against us, our board of directors and executive officers and others;
•the operation of our retained businesses without the Las Vegas Operations;
•issues, delays, complications and/or additional costs associated with the carve-out activities, including the transition of operations, systems, technology infrastructure and data, third-party contracts and personnel, to allow the Las Vegas Operations to operate as a stand-alone business after the closing, including incurring unanticipated costs to complete such activities, each, as applicable, within the terms of the Agreements;
•unfavorable reaction to the sale by patrons, competitors, suppliers, other business partners, regulators and employees;
•the disruption to and uncertainty in our business and our relationships with our patrons;
•difficulties in hiring, retaining and motivating key personnel during this process or as a result of uncertainties generated by this process or any developments or actions relating to it;
•the diversion of our management’s attention away from the operation of the businesses we are retaining;
•our incurrence of significant transaction costs in connection with the Las Vegas Sale, regardless of whether it is completed;
•the restrictions on and obligations with respect to our business set forth in the Agreements;
•any required payments of indemnification obligations under the Agreements for retained liabilities and breaches of representations, warranties or covenants;
•fluctuations in our market value, including the depreciation in our market value if the Las Vegas Sale is not completed or the failure of the transaction, even if completed, to increase our market value;
•the amount and timing of payments (if any) required under the post-closing contingent lease support agreement to be entered into in connection with the closing of the Las Vegas Sale;
•failure to receive full repayment of the $1.2 billion in seller financing that we anticipate providing at closing; and
•conduct of the Las Vegas Operations under the “Venetian” and “Palazzo” brands and certain other trademarks licensed to the Las Vegas Operations pursuant to the Agreements, which could result in reputational harm to certain of the businesses we are retaining that will continue to operate under such brands if the Las Vegas Operations does not continue to operate in accordance with our high standards and applicable law as required under the Agreements.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
2.1*
Purchase and Sale Agreement dated as of March 2, 2021, by and among Las Vegas Sands Corp., Pioneer OpCo, LLC and VICI Properties L.P. (incorporated by reference from Exhibit 2.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 3, 2021).

2.2*
Real Estate Purchase and Sale Agreement dated as of March 2, 2021, by and between Las Vegas Sands Corp. and VICI Properties L.P. (incorporated by reference from Exhibit 2.2 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 3, 2021).

10.1*
Form of Post-Closing Contingent Lease Support Agreement, by and among Las Vegas Sands Corp., Pioneer OpCo, LLC and VICI Properties L.P. (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 3, 2021).

10.2*
Form of Term Loan Credit and Security Agreement, by and among Las Vegas Sands Corp., Pioneer OpCo, LLC, Pioneer HoldCo, LLC and the Guarantors party thereto (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 3, 2021).

10.3+
Terms of Continued Employment, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.4+
Terms of Continued Employment, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Patrick Dumont (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.5+
Terms of Continued Employment, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Randy A. Hyzak (incorporated by reference from Exhibit 10.3 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.6+
First Amendment to Employment Agreement, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and D. Zachary Hudson (incorporated by reference from Exhibit 10.4 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
____________________
*    Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
+    Denotes a management contract or compensatory plan or arrangement.

++    This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

LAS VEGAS SANDS CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

April 23, 2021	By:	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

April 23, 2021	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)