Form 10-Q
period 2021-06-30
LAS VEGAS SANDS CORP
filed 2021-07-23
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
 _______________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2021
Common Stock ($0.001 par value)	763,989,752 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,057	$2,082
Restricted cash and cash equivalents	16	16
Accounts receivable, net of provision for credit losses of $240 and $255	160	252
Inventories	22	22
Prepaid expenses and other	108	113
Current assets of discontinued operations held for sale	3,214	3,222
Total current assets	5,577	5,707
Property and equipment, net	12,028	12,280
Deferred income taxes, net	338	318
Leasehold interests in land, net	2,202	2,256
Intangible assets, net	15	25
Other assets, net	218	221
Total assets	$20,378	$20,807
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69	$89
Construction payables	201	336
Other accrued liabilities	1,345	1,474
Income taxes payable	27	87
Current maturities of long-term debt	75	75
Current liabilities of discontinued operations held for sale	825	755
Total current liabilities	2,542	2,816
Other long-term liabilities	336	336
Deferred income taxes	179	188
Long-term debt	14,375	13,929
Total liabilities	17,432	17,269
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 shares issued, 764 shares outstanding	1	1
Treasury stock, at cost, 69 shares	(4,481)	(4,481)
Capital in excess of par value	6,634	6,611
Accumulated other comprehensive income (loss)	(6)	29
Retained earnings	343	813
Total Las Vegas Sands Corp. stockholders’ equity	2,491	2,973
Noncontrolling interests	455	565
Total equity	2,946	3,538
Total liabilities and equity	$20,378	$20,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$843	$(4)	$1,708	$1,071
Rooms	115	5	211	146
Food and beverage	50	6	106	70
Mall	148	42	304	145
Convention, retail and other	17	13	40	47
Net revenues	1,173	62	2,369	1,479
Operating expenses:
Casino	574	187	1,152	835
Rooms	42	27	84	73
Food and beverage	60	41	131	123
Mall	16	11	31	28
Convention, retail and other	19	22	41	57
Provision for credit losses	2	14	6	28
General and administrative	219	190	444	419
Corporate	56	53	105	112
Pre-opening	4	4	9	9
Development	37	9	46	15
Depreciation and amortization	258	244	513	497
Amortization of leasehold interests in land	14	13	28	27
Loss on disposal or impairment of assets	11	4	14	7
	1,312	819	2,604	2,230
Operating loss	(139)	(757)	(235)	(751)
Other income (expense):
Interest income	1	4	2	17
Interest expense, net of amounts capitalized	(158)	(114)	(312)	(242)
Other income (expense)	10	(5)	(7)	34
Loss from continuing operations before income taxes	(286)	(872)	(552)	(942)
Income tax (expense) benefit	6	31	(8)	9
Net loss from continuing operations	(280)	(841)	(560)	(933)
Income (loss) from discontinued operations, net of income taxes	38	(144)	(24)	(103)
Net loss	(242)	(985)	(584)	(1,036)
Net loss attributable to noncontrolling interests from continuing operations	50	165	114	215
Net loss attributable to Las Vegas Sands Corp.	$(192)	$(820)	$(470)	$(821)
Earnings (loss) per share - basic:
Loss from continuing operations	$(0.30)	$(0.88)	$(0.59)	$(0.94)
Income (loss) from discontinued operations, net of income taxes	0.05	(0.19)	(0.03)	(0.13)
Net loss attributable to Las Vegas Sands Corp.	$(0.25)	$(1.07)	$(0.62)	$(1.07)
Earnings (loss) per share - diluted:
Loss from continuing operations	$(0.30)	$(0.88)	$(0.59)	$(0.94)
Income (loss) from discontinued operations, net of income taxes	0.05	(0.19)	(0.03)	(0.13)
Net loss attributable to Las Vegas Sands Corp.	$(0.25)	$(1.07)	$(0.62)	$(1.07)
Weighted average shares outstanding:
Basic	764	764	764	764
Diluted	764	764	764	764
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions) (Unaudited)
Net loss	$(242)	$(985)	$(584)	$(1,036)
Currency translation adjustment	6	45	(36)	(66)
Total comprehensive loss	(236)	(940)	(620)	(1,102)
Comprehensive loss attributable to noncontrolling interests	49	165	115	210
Comprehensive loss attributable to Las Vegas Sands Corp.	$(187)	$(775)	$(505)	$(892)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive (Income) Loss	Retained Earnings	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at March 31, 2020	$1	$(4,481)	$6,591	$(119)	$2,497	$968	$5,457
Net loss	—	—	—	—	(820)	(165)	(985)
Currency translation adjustment	—	—	—	45	—	—	45
Exercise of stock options	—	—	1	—	—	1	2
Stock-based compensation	—	—	5	—	—	1	6
Balance at June 30, 2020	$1	$(4,481)	$6,597	$(74)	$1,677	$805	$4,525

Balance at January 1, 2020	$1	$(4,481)	$6,569	$(3)	$3,101	$1,320	$6,507
Net loss	—	—	—	—	(821)	(215)	(1,036)
Currency translation adjustment	—	—	—	(71)	—	5	(66)
Exercise of stock options	—	—	17	—	—	1	18
Stock-based compensation	—	—	11	—	—	2	13
Dividends declared ($0.79 per share) and noncontrolling interest payments	—	—	—	—	(603)	(308)	(911)
Balance at June 30, 2020	$1	$(4,481)	$6,597	$(74)	$1,677	$805	$4,525

Balance at March 31, 2021	$1	$(4,481)	$6,629	$(11)	$535	$504	$3,177
Net loss	—	—	—	—	(192)	(50)	(242)
Currency translation adjustment	—	—	—	5	—	1	6
Stock-based compensation	—	—	5	—	—	—	5
Balance at June 30, 2021	$1	$(4,481)	$6,634	$(6)	$343	$455	$2,946

Balance at January 1, 2021	$1	$(4,481)	$6,611	$29	$813	$565	$3,538
Net loss	—	—	—	—	(470)	(114)	(584)
Currency translation adjustment	—	—	—	(35)	—	(1)	(36)
Exercise of stock options	—	—	15	—	—	4	19
Stock-based compensation	—	—	8	—	—	1	9
Balance at June 30, 2021	$1	$(4,481)	$6,634	$(6)	$343	$455	$2,946
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020

	(In millions) (Unaudited)
Cash flows from operating activities from continuing operations:
Net loss from continuing operations	$(560)	$(933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	513	497
Amortization of leasehold interests in land	28	27
Amortization of deferred financing costs and original issue discount	25	20
Loss on disposal or impairment of assets	6	4
Stock-based compensation expense	9	12
Provision for credit losses	6	28
Foreign exchange (gain) loss	6	(34)
Deferred income taxes	(27)	(33)
Changes in operating assets and liabilities:
Accounts receivable	84	177
Other assets	4	16
Accounts payable	(20)	(80)
Other liabilities	(179)	(657)
Net cash used in operating activities from continuing operations	(105)	(956)
Cash flows from investing activities from continuing operations:
Capital expenditures	(448)	(642)
Proceeds from disposal of property and equipment	6	1
Net cash used in investing activities from continuing operations	(442)	(641)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	19	18
Dividends paid and noncontrolling interest payments	—	(911)
Proceeds from long-term debt (Note 3)	505	1,899
Repayments of long-term debt (Note 3)	(34)	(435)
Payments of financing costs	(8)	(24)
Transactions with discontinued operations	50	(100)
Net cash generated from financing activities from continuing operations	532	447
Cash flows from discontinued operations:
Net cash generated from (used in) operating activities	78	(66)
Net cash used in investing activities	(28)	(60)
Net cash provided (to) by continuing operations and (used in) financing activities	(51)	100
Net cash used in discontinued operations	(1)	(26)
Effect of exchange rate on cash, cash equivalents and restricted cash	(10)	(34)
Decrease in cash, cash equivalents and restricted cash	(26)	(1,210)
Cash, cash equivalents and restricted cash at beginning of period	2,137	4,242
Cash, cash equivalents and restricted cash at end of period	2,111	3,032
Less: cash, cash equivalents and restricted cash at end of period for discontinued operations	(38)	(32)
Cash, cash equivalents and restricted cash at end of period for continuing operations	$2,073	$3,000
Supplemental disclosure of cash flow information from continuing operations:
Cash payments for interest, net of amounts capitalized	$290	$235
Cash payments for taxes, net of refunds	$81	$27
Change in construction payables	$(135)	$(4)
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
COVID-19 Pandemic Update
In early January 2020, an outbreak of a respiratory illness caused by a novel coronavirus (“COVID-19”) was identified and the disease spread rapidly across the world causing the World Health Organization to declare the outbreak of a pandemic on March 12, 2020 (the “COVID-19 Pandemic”). Governments around the world mandated actions to contain the spread of the virus that included stay-at-home orders, quarantines, capacity limits, closures of non-essential businesses, including entertainment activities, and significant restrictions on travel. The government actions varied based upon a number of factors, including the extent and severity of the COVID-19 Pandemic within their respective countries and jurisdictions.
Macao
Visitation to the Macao Special Administrative Region (“Macao”) of the People’s Republic of China (“China”) has decreased substantially as a result of various government policies limiting or discouraging travel. As of the date of this report, other than people from mainland China who may enter Macao without quarantine subject to them holding the appropriate travel documents, a negative COVID-19 test result and a green health-code, there remains in place a complete ban on entry or a need to undergo various quarantine requirements depending on the person’s residency and recent travel history. The Company’s operations in Macao will continue to be impacted and subject to changes in the government policies of Macao, China, Hong Kong and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19.
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
All businesses including non-essential businesses are allowed to remain open, and, where designated by the Macao government, social distancing and health code checking requirements are in place.
In support of the Macao government’s initiatives to fight the COVID-19 Pandemic, the Company provided one tower (approximately 2,000 hotel rooms) at the Sheraton Grand Macao to the Macao government to house individuals who returned to Macao for quarantine purposes. This tower has been utilized for quarantine purposes on several occasions during 2020 and 2021.
The Company’s Macao gaming operations remained open during the six months ended June 30, 2021, compared to the same period in 2020 when the Company’s Macao gaming operations were suspended from February 5, 2020 to February 19, 2020 due to a government mandate, except for operations at The Londoner Macao, which resumed on February 27, 2020. Some of the Company’s Macao hotel facilities were also closed during the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
casino suspension in response to the decrease in visitation and were gradually reopened from February 20, 2020, with the exception of the Conrad Macao, Cotai Strip at The Londoner Macao (the “Conrad hotel”), which reopened on June 13, 2020.
Operating hours at restaurants across the Company’s Macao properties are continuously being adjusted in line with fluctuations in guest visitation. The majority of retail outlets in the Company’s various shopping malls are open with reduced operating hours. The timing and manner in which these areas will return to full operation are currently unknown.
The Company’s ferry operations between Macao and Hong Kong remain suspended. The timing and manner in which the Company’s ferry operations will be able to resume are currently unknown.
The Company’s operations in Macao have been significantly impacted by the reduced visitation to Macao. The Macao government announced total visitation from mainland China to Macao decreased to 1.6 million visits during the quarter ended March 31, 2021, from 2.3 million visits during the quarter ended March 31, 2020, and increased to a total of 2.0 million visits during the quarter ended June 30, 2021, from approximately 46,000 visits during the quarter ended June 30, 2020. The Macao government also announced gross gaming revenue increased by 45.4% in the six months ended June 30, 2021, as compared to the same period in 2020.
Singapore
As of the date of this report, entry into Singapore is largely limited to Singapore citizens and permanent residents, with short-term visits allowed from specified countries subject to certain requirements and health control measures. Additionally, there are no stay-at-home orders or curfews except for certain individuals arriving into Singapore who are subject to quarantine and individuals who may be assessed to have been exposed to COVID-19 as a result of the government’s contact tracing efforts. All operations are currently subject to limited capacities and other social distancing measures.
Singapore started administering the COVID-19 vaccine to front-line health workers on December 30, 2020, and continues to roll-out the vaccine in phases to other groups based on priority.
The Company’s operations at Marina Bay Sands will continue to be impacted and subject to changes in the government policies of Singapore and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19. These government policies will continue to impact (i) the number of people allowed at business-to-business events, sporting events and live performances; (ii) closure or limited seating at food and beverage or entertainment establishments; and (iii) casino capacity limits, among other restrictions.
As a result of the border closures, visitation to Marina Bay Sands continues to be impacted by the effects of the COVID-19 Pandemic. The STB announced total visitation to Singapore decreased to approximately 70,000 visits during the quarter ended March 31, 2021, as compared to 2.7 million visits during the same period in 2020, and increased to approximately 50,000 visits during the quarter ended June 30, 2021, as compared to 4,000 visits during the same period in 2020. Total visitation increased to a total of approximately 40,000 visits in April and May 2021 as compared to a nil amount during the same two-month period in 2020.
Las Vegas
Effective June 1, 2021, pursuant to State of Nevada and Nevada Gaming Control Board decisions, all capacity limits, restrictions on large gatherings and other restrictions, which had been implemented in response to the impact of the COVID-19 Pandemic, were lifted and the Company’s Las Vegas Operating Properties operated under pre-pandemic guidelines.
Las Vegas started administering the COVID-19 vaccine in early 2021 and, effective April 5, 2021, all individuals, 16 and older are eligible to receive the vaccine.
During the six months ended June 30, 2021, the Company’s Las Vegas Operating Properties were open subject to various capacity limits. This compares to the same period in 2020 when the Company’s Las Vegas Operating Properties operations were suspended on March 18, 2020, due to a government mandate, and on June 4, 2020, The Venetian Tower, The Palazzo Tower and select food and beverage outlets reopened, with certain operations subject

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
to reduced capacity. Convention, meeting and certain entertainment related operations remained closed for the remainder of the six months ended June 30, 2020.
Visitation to the Company’s Las Vegas Operating Properties continues to be impacted by the effects of the COVID-19 Pandemic; however, visitation has increased since restrictions have been lifted. The Las Vegas Convention and Visitors Authority announced for the quarter ended March 31, 2021, visitation to Las Vegas decreased to 5.1 million visits, as compared to 8.4 million visits during the same period in 2020. Total visitation increased to a total of 5.5 million visits in April and May 2021, as compared to 260,000 during the same two-month period in 2020. The Las Vegas Convention and Visitors Authority also announced for the quarter ended March 31, 2021, gross gaming revenue for the Las Vegas Strip decreased to $1.17 billion, as compared to $1.47 billion during the same period in 2020. Total gross gaming revenue increased to $1.14 billion in April and May 2021, as compared to $7 million during the same two-month period in 2020.
Summary
The disruptions arising from the COVID-19 Pandemic continued to have a significant adverse impact on the Company’s financial condition and operations during the six months ended June 30, 2021. The duration and intensity of this global health emergency and related disruptions are uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2021 will be material, but cannot be reasonably estimated at this time as it is unknown when the impact of the COVID-19 Pandemic will end, when or how quickly the current travel and operational restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business and the willingness of tourism patrons to spend on travel and entertainment and business patrons to spend on MICE.
While each of the Company’s properties were open and operating at reduced levels due to lower visitation and the implementation of required safety measures during the second quarter of 2021, the current economic and regulatory environment on a global basis and in each of the Company’s jurisdictions continues to evolve. The Company cannot predict the manner in which governments will react as the global and regional impact of the COVID-19 Pandemic changes over time, which could significantly alter the Company’s current operations.
The Company has a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $2.06 billion and access to $1.50 billion, $2.0 billion and $441 million of available borrowing capacity from the LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Revolving Facility, respectively, and 3.69 billion Singapore dollars (“SGD,” approximately $2.74 billion at exchange rates in effect on June 30, 2021) under the Singapore Delayed Draw Term Facility, exclusively for capital expenditures for the Marina Bay Sands expansion project (subject to restrictions as described in Note 3 — Long-Term Debt), as of June 30, 2021. The Company believes it is able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. The Company has taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow for non-essential items.
Macao Subconcession
Gaming in Macao is administered by the government through concessions awarded to three different concessionaires and three subconcessionaires, of which Venetian Macau Limited (“VML”, a subsidiary of Sands China Ltd.) is one. These concession agreements expire on June 26, 2022. If VML’s subconcession is not extended or renewed, VML may be prohibited from conducting gaming operations in Macao, and could result in the casino and gaming-related equipment being automatically transferred to the Macao government without any compensation to VML.
Under the Company’s SCL Senior Notes indenture, upon the occurrence of any event resulting from any change in Gaming Law (as defined in the indenture) after which none of Sands China Ltd. (“SCL”) subsidiaries own or manage casino or gaming areas or operate casino games of fortune and chance in Macao in substantially the same manner as they are owning or managing casino or gaming areas or operating casino games as of the issue date of the SCL Senior Notes, for a period of 30 consecutive days or more, and such event has a material adverse effect on the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
financial condition, business, properties or results of operations of SCL and its subsidiaries, taken as a whole, holders of the SCL Senior Notes can require the Company to repurchase all or any part of the SCL Senior Notes at par, plus any accrued and unpaid interest (the “Investor Put Option”).
Additionally, under the 2018 SCL Credit Facility, the events that trigger an Investor Put Option under the SCL Senior Notes (as described above) would be an event of default, which may result in commitments being immediately cancelled, in whole or in part, and the related outstanding balances and accrued interest, if any, becoming immediately due and payable.
The subconcession not being extended or renewed and the potential impact if holders of the notes and the agent have the ability to, and make the election to, accelerate the repayment of the Company’s debt would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. The Company is actively monitoring the renewal process and continues to believe its subconcession will be extended or renewed; however, it is possible the Macao government could change or interpret the associated gaming laws in a manner that could negatively impact the Company.
Discontinued Operations Held for Sale
On March 2, 2021, the Company entered into definitive agreements to sell its Las Vegas real property and operations, including The Venetian Resort Las Vegas and the Sands Expo and Convention Center (collectively referred to as the “Las Vegas Operations”) for a total enterprise value of $6.25 billion to Pioneer OpCo, LLC, an affiliate of certain funds managed by affiliates of Apollo Global Management, Inc. and VICI Properties L.P. The Company currently anticipates the closing of the transaction in the fourth quarter of 2021, subject to regulatory review and other closing conditions. Additionally, as discussed in “Note 2 — Held for Sale — Discontinued Operations,” the Company concluded the Las Vegas Operations met the criteria for held for sale and discontinued operations beginning in the first quarter of 2021. As a result, the Las Vegas Operations is presented in the accompanying condensed consolidated statements of operations and cash flows as a discontinued operation for all periods presented. Current and non-current assets and liabilities of the Las Vegas Operations are presented in the accompanying condensed consolidated balance sheets as current assets and liabilities held for sale for all periods presented.
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
Reclassification
Certain amounts in the accompanying condensed consolidated financial statements and accompanying notes have been reclassified to be consistent with the current period presentation. These reclassifications had no effect on net income for the prior periods.

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
After consideration of the relevant facts, the Company concluded the assets and liabilities of the Las Vegas Operations met the criteria for classification as held for sale. The Company further concluded the proposed disposal activities represented a strategic shift that will have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB Accounting Standards Codification (“ASC”) 205-20. Accordingly, the financial results of the Las Vegas Operations are presented in the accompanying condensed consolidated statements of operations and cash flows as discontinued operations for all periods presented.
The Las Vegas Operations are recorded at the carrying value of the assets held for sale. The fair value of these assets was determined to be the stated sales price per the agreements, which is greater than the carrying amount of the net assets and consequently no impairment charge was recognized. Depreciation and amortization on the assets held for sale ceased upon entering into the Las Vegas Sale agreements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table represents summarized balance sheet information of assets and liabilities held for sale:

	June 30, 2021	December 31, 2020

	(In millions)
Cash and cash equivalents	$38	$39
Accounts receivable, net of provision for credit losses of $55 and $59	87	86
Inventories	10	10
Prepaid expenses and other	22	23
Property and equipment, net	2,830	2,830
Other assets, net	227	234
Total held for sale assets in the balance sheet(1)	$3,214	$3,222

Accounts payable	$24	$9
Construction payables	8	6
Other accrued liabilities	307	232
Long-term debt	2	3
Deferred amounts related to mall sale transactions	341	344
Other long-term liabilities	143	161
Total held for sale liabilities in the balance sheet(1)	$825	$755
 ____________________
(1)All assets and liabilities held for sale were classified as current as it is probable the sale of the Las Vegas Operations will be completed within one year.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table represents summarized income statement information of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)		(In millions)
Revenues:
Casino	$110	$14	$163	$116
Rooms	107	9	152	136
Food and beverage	52	6	76	81
Convention, retail and other	21	7	38	68
Net revenues	290	36	429	401
Resort operations expenses	151	85	262	267
Provision for credit losses	3	3	3	7
General and administrative	85	70	160	161
Corporate	—	1	—	1
Depreciation and amortization	—	41	25	78
Loss on disposal or impairment of assets	1	1	3	3
Operating income (loss)	50	(165)	(24)	(116)
Interest expense	(4)	(4)	(7)	(7)
Other income	2	2	1	—
Income (loss) from discontinued operations before income tax	48	(167)	(30)	(123)
Income tax (expense) benefit	(10)	23	6	20
Net income (loss) from discontinued operations presented in the statement of operations	$38	$(144)	$(24)	$(103)

Adjusted Property EBITDA	$51	$(122)	$4	$(34)
For the three and six months ended June 30, 2021, the Company’s Las Vegas Operations were classified as a discontinued operation held for sale. The Company applied the intra-period tax allocation rules to allocate the provision for income taxes between continuing operations and discontinued operations using the “with and without” approach. The Company calculated income tax expense from all financial statement components (continuing and discontinued operations), the “with” computation, and compared that to the income tax expense attributable to continuing operations, the “without” computation. The difference between the “with” and “without” computations was allocated to discontinued operations.
The Company’s effective income tax rate from discontinued operations was 20.8% and (20.0)% for the three and six months ended June 30, 2021, respectively. This compares to a (13.8)% and (16.3)% effective income tax rate from discontinued operations for the three and six months ended June 30, 2020, respectively, which reflects the application of the “with and without” approach consistent with intra-period tax allocation rules. The income tax on discontinued operations reflects a 21% corporate income tax rate on the Company’s Las Vegas Operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 3 — Long-Term Debt
Long-term debt consists of the following:

	June 30, 2021	December 31, 2020

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $10 and $11, respectively)	$1,740	$1,739
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $4)	496	496
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $9 and $10, respectively)	991	990
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $8)	742	742
Macao Related(1):
4.600% Senior Notes due 2023 (net of unamortized original issue discount and deferred financing costs of $7 and $9, respectively)	1,793	1,791
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $10 and $11, respectively)	1,790	1,789
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $7 and $8, respectively)	793	792
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $16)	1,884	1,884
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $9 and $10, respectively)	691	690
2018 SCL Credit Facility — Revolving	504	—
Other	29	21
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $45 and $50, respectively)	2,947	3,023
2012 Singapore Credit Facility — Delayed Draw Term (net of unamortized deferred financing costs of $1 as of December 31, 2020)	46	46
Other	4	1
	14,450	14,004
Less — current maturities	(75)	(75)
Total long-term debt	$14,375	$13,929
____________________
(1)Unamortized deferred financing costs of $86 million and $91 million as of June 30, 2021 and December 31, 2020, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in other assets, net, in the accompanying condensed consolidated balance sheets.
LVSC Revolving Facility
As of June 30, 2021, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
SCL Senior Notes
Under the SCL Senior Notes indenture, upon the occurrence of any event resulting from any change in Gaming Law (as defined in the indenture) after which none of SCL subsidiaries own or manage casino or gaming areas or operate casino games of fortune and chance in Macao in substantially the same manner as they are owning or managing casino or gaming areas or operating casino games as of the issue date of the SCL Senior Notes, for a period of 30 consecutive days or more, and such event has a material adverse effect on the financial condition, business, properties or results of operations of SCL and its subsidiaries, taken as a whole, each holder of the Notes will have the right to require SCL to repurchase all or any part of such holder’s Notes at par plus accrued and unpaid interest (the “Investor Put Option”). Refer to “Note 1 — Organization and Business of Company” for further information related to the Macao subconcession.
2018 SCL Credit Facility
On January 25, 2021, SCL entered into an agreement with lenders to increase commitments under the 2018 SCL Credit Facility by 3.83 billion Hong Kong dollars (“HKD,” approximately $493 million at exchange rates in effect on June 30, 2021). During the six months ended June 30, 2021, SCL drew down $48 million and HKD 3.54 billion (approximately $456 million at exchange rates in effect on June 30, 2021) under the facility for general corporate purposes.
As of June 30, 2021, SCL had $2.0 billion of available borrowing capacity under the 2018 SCL Revolving Facility comprised of HKD commitments of 14.09 billion (approximately $1.81 billion at exchange rates in effect on June 30, 2021) and U.S. dollar commitments of $189 million.
On July 7, 2021, SCL entered into a waiver extension and amendment request letter (the "Third Waiver Extension Letter") with respect to certain provisions of the 2018 SCL Credit Facility, pursuant to which lenders agreed to (a) extend by one year to (and including) January 1, 2023, the waiver period for the requirement for SCL to comply with the requirements that SCL ensure the consolidated leverage ratio does not exceed 4.0x and the consolidated interest coverage ratio is not less than 2.5x as at the last day of the financial quarter; (b) extend the period of time during which SCL may supply the agent with its audited consolidated financial statements for the financial year ending on December 31, 2021 to April 30, 2022; and (c) extend by one year to (and including) January 1, 2023, the period during which SCL's ability to declare or make any dividend payment or similar distribution is restricted if at such time (x) the Total Commitments (as defined in the 2018 SCL Credit Facility) exceed $2.0 billion by SCL's exercise of the option to increase the Total Commitments by an aggregate amount of up to $1.0 billion; and (y) the consolidated leverage ratio is greater than 4.0x, unless, after giving effect to such payment, the sum of (i) the aggregate amount of cash and cash equivalents of SCL on such date; and (ii) the aggregate amount of the undrawn facility under the 2018 SCL Credit Facility and unused commitments under other credit facilities of SCL is greater than $2.0 billion. Pursuant to the Third Waiver Extension Letter, SCL paid a customary fee to the lenders that consented.
Under the 2018 SCL Credit Facility, the events that trigger an Investor Put Option under the SCL Senior Notes (as described above) would be an Event of Default, which result in commitments being immediately cancelled, in whole or in part, and the related outstanding balances and accrued interest, if any, becoming immediately due and payable. Refer to “Note 1 — Organization and Business of Company” for further information related to the Macao subconcession.
2012 Singapore Credit Facility
As of June 30, 2021, Marina Bay Sands Pte. Ltd. (“MBS”) had SGD 593 million (approximately $441 million at exchange rates in effect on June 30, 2021) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee pursuant to a development agreement for SGD 157 million (approximately $117 million at exchange rates in effect on June 30, 2021).
On June 18, 2020, the Company amended its 2012 Singapore Credit Facility, which, among other things, extended to June 30, 2021, the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project. The Company is in the process of reviewing the budget and timing of the MBS

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
expansion based on the impact of the COVID-19 Pandemic and other factors. As a result, the construction cost estimate and construction schedule were not delivered to the lenders by the June 30, 2021 deadline. The Company will be permitted to make further draws on the Singapore Delayed Draw Term Facility only after these items are delivered to lenders.
As of June 30, 2021, SGD 3.69 billion (approximately $2.74 billion at exchange rates in effect on June 30, 2021) remains available to be drawn under the Singapore Delayed Draw Term Facility subject to the construction cost estimate and construction schedule for the MBS Expansion Project being delivered to the lenders.
Debt Covenant Compliance
As of June 30, 2021, management believes the Company was in compliance with all debt covenants. The Company amended its credit facilities to, among other things, waive the Company’s requirement to comply with certain financial covenant ratios through December 31, 2021 for LVSC and MBS and January 1, 2023 for SCL, which include a maximum leverage ratio or net debt to trailing twelve-months adjusted earnings before interest, income taxes, depreciation and amortization, calculated in accordance with the credit agreement, of 4.0x, 4.0x and 4.5x under the LVSC Revolving Facility, 2018 SCL Credit Facility and 2012 Singapore Credit Facility, respectively. The Company’s compliance with its financial covenants for periods beyond December 31, 2021 for MBS and LVSC and January 1, 2023 for SCL, could be affected by certain factors beyond the Company’s control, such as the impact of the COVID-19 Pandemic, including current travel and border restrictions continuing in the future. The Company will pursue additional waivers to meet the required financial covenant ratios for periods beyond their current deadlines, if deemed necessary. The Company believes it will be successful in obtaining the additional waivers for MBS and LVSC beyond December 31, 2021, although no assurance can be provided that such waivers will be granted, which could negatively impact the Company’s ability to be in compliance with its debt covenants for periods beyond the current waiver periods.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Six Months Ended June 30,
	2021	2020

	(In millions)
Proceeds from 2026 and 2030 SCL Senior Notes	$—	$1,496
Proceeds from 2018 SCL Credit Facility	505	403
	$505	$1,899

Repayments on 2018 SCL Credit Facility	$—	$(404)
Repayments on 2012 Singapore Credit Facility	(31)	(30)
Repayments on Other Long-Term Debt	(3)	(1)
	$(34)	$(435)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of June 30, 2021 and December 31, 2020, was approximately $15.50 billion and $15.15 billion, respectively, compared to its contractual value of $14.55 billion and $14.12 billion, respectively. The estimated fair value of the Company’s long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).
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
Accounts receivable, net, consists of the following:

	June 30, 2021	December 31, 2020

	(In millions)
Casino	$347	$415
Rooms	8	9
Mall	28	49
Other	17	34
	400	507
Less - provision for credit losses	(240)	(255)
	$160	$252
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	2021	2020

	(In millions)
Balance at January 1	$255	$220
Current period provision for credit losses	6	28
Write-offs	(19)	(23)
Exchange rate impact	(2)	(6)
Balance at June 30	$240	$219
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2021	2020	2021	2020	2021	2020

	(In millions)
Balance at January 1	$197	$510	$62	$63	$633	$591
Balance at June 30	139	386	62	61	607	627
Increase (decrease)	$(58)	$(124)	$—	$(2)	$(26)	$36
____________________
(1)Of this amount, $151 million and $152 million as of June 30 and January 1, 2021, respectively, and $152 million and $154 million as of June 30 and January 1, 2020, respectively, relate to mall deposits that are accounted for based on lease terms usually greater than one year.
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
Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	764	764	764	764
Potential dilution from stock options and restricted stock and stock units	—	—	—	—
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	764	764	764	764
Antidilutive stock options excluded from the calculation of diluted earnings per share	3	9	3	9
Note 6 — Income Taxes
The Company’s effective income tax rate from continuing operations was 1.4% for the six months ended June 30, 2021, compared to (1.0)% for the six months ended June 30, 2020. The effective income tax rate for the six months ended June 30, 2021, reflects a 17% statutory tax rate on the Company’s Singapore operations and a 21% corporate income tax rate on its domestic operations. The Company's operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, the Company’s subsidiaries in Macao and its peers receive an income tax exemption on gaming operations through June 2022. During the six months ended June

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
30, 2021, the Company recorded a valuation allowance of $20 million related to certain U.S. foreign tax credits, which it no longer expects to utilize due to lower forecasted U.S. taxable income in years following the sale of the Las Vegas Operations.
Note 7 — Leases
Lessor
Lease revenue for the Company’s mall operations consists of the following:

	Three months ended June 30,
	2021		2020
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$126	$1	$129	$1
Overage rents	17	—	1	—
Rent concessions(1)	(17)	—	(111)	—
Total overage rents and rent concessions	—	—	(110)	—
	$126	$1	$19	$1

	Six months ended June 30,
	2021		2020
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$257	$1	$263	$1
Overage rents	34	—	6	—
Rent concessions(1)	(37)	—	(170)	—
Other(2)	6	—	—	—
Total overage rents, rent concessions and other	3	—	(164)	—
	$260	$1	$99	$1
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
On January 19, 2012, AAEC filed another claim (the “Macao Action”) with the Macao Judicial Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim was for 3.0 billion patacas (approximately $375 million at exchange rates in effect on June 30, 2021). The Macao Action alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao Action with the Macao Judicial Court and amended the defense on January 4, 2013.
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
On July 15, 2019, AAEC submitted a request to the Macao Judicial Court to increase the amount of its claim to 96.45 billion patacas (approximately $12.06 billion at exchange rates in effect on June 30, 2021), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022 in due course at the enforcement stage. On September 4, 2019, the Macao Judicial Court allowed AAEC’s request to increase the amount of its claim. On September 17, 2019, the U.S. Defendants appealed the decision granting AAEC’s request. On September 26, 2019, the Macao Judicial Court accepted that appeal and it is currently pending before the Macao Second Instance Court.
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
On June 18, 2020, the U.S. Defendants moved to reschedule the trial, which had been scheduled to begin on September 16, 2020, due to travel disruptions and other extraordinary circumstances resulting from the ongoing COVID-19 Pandemic. The Macao Judicial Court granted that motion and rescheduled the trial to begin on June 16, 2021. On April 16, 2021, the U.S. Defendants again moved to reschedule the trial because continued travel disruptions resulting from the pandemic prevented the representatives of the U.S. Defendants and certain witnesses

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
from attending the trial as scheduled. Plaintiff opposed that motion on April 29, 2021. The Macao Judicial Court denied the U.S. Defendants’ motion on May 28, 2021, concluding that, under Macao law, it lacked the power to reschedule the trial absent agreement of the parties. The U.S. Defendants appealed that ruling on June 16, 2021, and that appeal is currently pending.
The trial began as scheduled on June 16, 2021. The Macao Judicial Court heard testimony on June 16, 17, 23, and July 1. By order dated June 17, 2021, the Macao Judicial Court scheduled additional trial dates during September, October and December 2021 to hear witnesses who are currently subject to COVID-19 travel restrictions that prevent or severely limit their ability to enter Macao. That order also provided a procedure for the parties to request written testimony from witnesses who are not able to travel to Macao on those dates. The U.S. Defendants sought clarification of certain aspects of that ruling and appealed other aspects of that ruling on June 28, 2021.
Trial in the Macao Action is scheduled to resume on September 20, 2021. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
The Daniels Family 2001 Revocable Trust v. LVSC, et al.
On October 22, 2020, The Daniels Family 2001 Revocable Trust, a putative purchaser of the Company’s shares, filed a purported class action complaint in the U.S. District Court against LVSC, Sheldon G. Adelson and Patrick Dumont. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and alleges that LVSC made materially false or misleading statements, or failed to disclose material facts, from February 27, 2016 through September 15, 2020, with respect to its operations at the Marina Bay Sands, its compliance with Singapore laws and regulations, and its disclosure controls and procedures. On January 5, 2021, the U.S. District Court entered an order appointing Carl S. Ciaccio and Donald M. DeSalvo as lead plaintiffs (“Lead Plaintiffs”). On March 8, 2021, Lead Plaintiffs filed a purported class action amended complaint against LVSC, Sheldon G. Adelson, Patrick Dumont, and Robert G. Goldstein, alleging similar violations of Sections 10(b) and 20(a) of the Exchange Act over the same time period of February 27, 2016 through September 15, 2020. On March 22, 2021, the U.S. District Court granted Lead Plaintiffs’ motion to substitute Dr. Miriam Adelson, in her capacity as the Special Administrator for the estate of Sheldon G. Adelson, for Sheldon G. Adelson as a defendant in this action. On May 7, 2021, the defendants filed a motion to dismiss the amended complaint. Lead Plantiffs filed an opposition to the motion to dismiss on July 6, 2021. All briefings on the motion to dismiss is scheduled to be completed by August 5, 2021. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 9 — Segment Information
The Company’s principal operating and developmental activities occur in two geographic areas: Macao and Singapore. The Company reviews the results of operations and construction and development activities for each of its operating segments: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; Sands Macao; and Marina Bay Sands. The Company has included Ferry Operations and Other (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to its properties in Macao) and Corporate and Other to reconcile to the condensed consolidated results of operations and financial condition. The operations that comprised the Company’s former Las Vegas Operating Properties reportable business segment were classified as a discontinued operation and the information below for the three and six months ended June 30, 2021 and 2020, excludes these results.
The Company’s segment information for the three and six months ended June 30, 2021 and 2020 is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Three Months Ended June 30, 2021
Macao:
The Venetian Macao	$307	$24	$7	$49	$4	$391
The Londoner Macao	133	28	9	16	3	189
The Parisian Macao	69	17	4	10	1	101
The Plaza Macao and Four Seasons Macao	74	12	5	34	—	125
Sands Macao	37	2	1	1	1	42
Ferry Operations and Other	—	—	—	—	7	7
	620	83	26	110	16	855
Marina Bay Sands	223	32	24	39	9	327
Intercompany royalties(1)	—	—	—	—	25	25
Intercompany eliminations(2)	—	—	—	(1)	(33)	(34)
Total net revenues	$843	$115	$50	$148	$17	$1,173

Three Months Ended June 30, 2020
Macao:
The Venetian Macao	$5	$1	$1	$18	$3	$28
The Londoner Macao	1	—	1	7	1	10
The Parisian Macao	(30)	1	1	4	1	(23)
The Plaza Macao and Four Seasons Macao	8	1	1	9	—	19
Sands Macao	5	1	—	1	—	7
Ferry Operations and Other	—	—	—	—	6	6
	(11)	4	4	39	11	47
Marina Bay Sands	7	1	2	3	10	23
Intercompany eliminations(2)	—	—	—	—	(8)	(8)
Total net revenues	$(4)	$5	$6	$42	$13	$62

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)

Six Months Ended June 30, 2021
Macao:
The Venetian Macao	$573	$43	$13	$95	$7	$731
The Londoner Macao	224	47	16	30	9	326
The Parisian Macao	128	29	9	20	2	188
The Plaza Macao and Four Seasons Macao	189	23	9	73	1	295
Sands Macao	68	5	2	1	1	77
Ferry Operations and Other	—	—	—	—	15	15
	1,182	147	49	219	35	1,632
Marina Bay Sands	526	64	57	86	20	753
Intercompany royalties(1)	—	—	—	—	50	50
Intercompany eliminations(2)	—	—	—	(1)	(65)	(66)
Total net revenues	$1,708	$211	$106	$304	$40	$2,369

Six Months Ended June 30, 2020
Macao:
The Venetian Macao	$256	$22	$6	$47	$12	$343
The Londoner Macao	124	27	9	16	4	180
The Parisian Macao	85	14	6	10	3	118
The Plaza Macao and Four Seasons Macao	91	5	4	26	—	126
Sands Macao	69	3	2	1	1	76
Ferry Operations and Other	—	—	—	—	18	18
	625	71	27	100	38	861
Marina Bay Sands	446	75	43	45	26	635
Intercompany royalties(1)	—	—	—	—	35	35
Intercompany eliminations(2)	—	—	—	—	(52)	(52)
Total net revenues	$1,071	$146	$70	$145	$47	$1,479
____________________
(1)Royalties earned from foreign operations, which were previously included in the Las Vegas Operating Properties and will continue post-closing of the sale.
(2)Intercompany eliminations include royalties and other intercompany services.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$1	$1	$2	$2
Ferry Operations and Other	7	5	12	12
	8	6	14	14
Marina Bay Sands	1	2	2	3
Intercompany royalties	25	—	50	35
Total intersegment revenues	$34	$8	$66	$52

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$108	$(97)	$190	$(48)
The Londoner Macao	(5)	(79)	(28)	(79)
The Parisian Macao	—	(81)	(8)	(84)
The Plaza Macao and Four Seasons Macao	44	(18)	114	10
Sands Macao	(13)	(31)	(31)	(32)
Ferry Operations and Other	(2)	(6)	(5)	(12)
	132	(312)	232	(245)
Marina Bay Sands	112	(113)	256	169
Consolidated adjusted property EBITDA(1)	244	(425)	488	(76)
Other Operating Costs and Expenses
Stock-based compensation(2)	(3)	(5)	(8)	(8)
Corporate	(56)	(53)	(105)	(112)
Pre-opening	(4)	(4)	(9)	(9)
Development	(37)	(9)	(46)	(15)
Depreciation and amortization	(258)	(244)	(513)	(497)
Amortization of leasehold interests in land	(14)	(13)	(28)	(27)
Loss on disposal or impairment of assets	(11)	(4)	(14)	(7)
Operating loss	(139)	(757)	(235)	(751)
Other Non-Operating Costs and Expenses
Interest income	1	4	2	17
Interest expense, net of amounts capitalized	(158)	(114)	(312)	(242)
Other income (expense)	10	(5)	(7)	34
Income tax benefit (expense)	6	31	(8)	9
Net loss from continuing operations	$(280)	$(841)	$(560)	$(933)
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
(2)During the three months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense of $7 million and $6 million, respectively, of which $4 million and $1 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2021 and 2020, the company recorded stock-based compensation expense of $14 million and $13 million, respectively, of which $6 million and $5 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

	Six Months Ended June 30,
	2021	2020

	(In millions)
Capital Expenditures
Corporate and Other	$1	$3
Macao:
The Venetian Macao	38	66
The Londoner Macao	347	374
The Parisian Macao	2	7
The Plaza Macao and Four Seasons Macao	6	129
Sands Macao	3	2
	397	578
Marina Bay Sands	50	61
Total capital expenditures	$448	$642

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
COVID-19 Pandemic
In early January 2020, an outbreak of a respiratory illness caused by a novel coronavirus (“COVID-19”) was identified and the disease has since spread rapidly across the world causing the World Health Organization to declare the outbreak of a pandemic on March 12, 2020 (the “COVID-19 Pandemic”). Governments around the world mandated actions to contain the spread of the virus that included stay-at-home orders, quarantines, capacity limits, closures of non-essential businesses and significant restrictions on travel. The government actions varied based upon a number of factors, including the extent and severity of the COVID-19 Pandemic within their respective countries and jurisdictions.
Visitation to the Macao Special Administrative Region (“Macao”) of the People’s Republic of China (“China”) has decreased substantially as a result of various government policies limiting or discouraging travel. As of the date of this report, other than people from mainland China who may enter Macao without quarantine subject to them holding the appropriate travel documents, a negative COVID-19 test result and a green health-code, there remains in place a complete ban on entry or a need to undergo various quarantine requirements depending on the person’s residency and recent travel history. Our operations in Macao will continue to be impacted and subject to changes in the government policies of Macao, China, Hong Kong and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19.
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
All businesses including non-essential businesses are allowed to remain open, and, where designated by the Macao government, social distancing and health code checking requirements are in place.
In support of the Macao government’s initiatives to fight the COVID-19 Pandemic, we provided one tower (approximately 2,000 hotel rooms) at the Sheraton Grand Macao to the Macao government to house individuals who returned to Macao for quarantine purposes. This tower has been utilized for quarantine purposes on several occasions during 2020 and 2021.
Our Macao gaming operations remained open during the six months ended June 30, 2021, compared to the same period in 2020 when our Macao gaming operations were suspended from February 5, 2020 to February 19, 2020 due to a government mandate, except for operations at The Londoner Macao, which resumed on February 27, 2020. Some of our Macao hotel facilities were also closed during the casino suspension in response to the decrease in visitation and were gradually reopened from February 20, 2020, with the exception of the Conrad Macao, Cotai Strip at The Londoner Macao (the “Conrad hotel”), which reopened on June 13, 2020.
Operating hours at restaurants across our Macao properties are continuously being adjusted in line with fluctuations in guest visitation. The majority of retail outlets in our Macao shopping malls are open with reduced operating hours. The timing and manner in which these areas will return to full operation are currently unknown.
Our ferry operations between Macao and Hong Kong remain suspended. The timing and manner in which our normal ferry operations will be able to resume are currently unknown.

Our Macao operations have been significantly impacted by the reduced visitation to Macao. The Macao government announced total visitation from mainland China to Macao decreased to 1.6 million visits during the quarter ended March 31, 2021, from 2.3 million visits during the quarter ended March 31, 2020, and increased to a total of 2.0 million visits during the quarter ended June 30, 2021, from approximately 46,000 visits during the quarter ended June 30, 2020. The Macao government also announced gross gaming revenue increased by 45.4% in the six months ended June 30, 2021, as compared to the same period in 2020.
As of the date of this report, entry into Singapore is largely limited to Singapore citizens and permanent residents, with short-term visits allowed from specified countries subject to certain requirements and health control measures. Additionally, there are no stay-at-home orders or curfews except for certain individuals arriving into Singapore who are subject to quarantine and individuals who may be assessed to have been exposed to COVID-19 as a result of the government’s contact tracing efforts. All operations are currently subject to limited capacities and other social distancing measures.
Singapore started administering the COVID-19 vaccine to front-line health workers on December 30, 2020, and continues to roll-out the vaccine in phases to other groups based on priority.
Our operations at Marina Bay Sands will continue to be impacted and subject to changes in the government policies of Singapore and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19. These government policies will continue to impact (i) the number of people allowed at business-to-business events, sporting events and live performances; (ii) closure or limited seating at food and beverage or entertainment establishments; and (iii) casino capacity limits, among other restrictions.
As a result of the border closures, visitation to Marina Bay Sands continues to be impacted by the effects of the COVID-19 Pandemic. The STB announced total visitation to Singapore decreased to approximately 70,000 visits during the quarter ended March 31, 2021, as compared to 2.7 million visits during the same period in 2020, and increased to approximately 50,000 visits during the quarter ended June 30, 2021, as compared to 4,000 visits during the same period in 2020. Total visitation increased to a total of approximately 40,000 visits in April and May 2021 as compared to a nil amount during the same two-month period in 2020.
Effective June 1, 2021, pursuant to State of Nevada and Nevada Gaming Control Board decisions, all capacity limits, restrictions on large gatherings and other restrictions, which had been implemented in response to the impact of the COVID-19 Pandemic, were lifted and our Las Vegas Operating Properties operated under pre-pandemic guidelines.
Las Vegas started administering the COVID-19 vaccine in early 2021 and, effective April 5, 2021, all individuals, 16 and older are eligible to receive the vaccine.
During the six months ended June 30, 2021, our Las Vegas Operating Properties were open subject to various capacity limits. This compares to the same period in 2020 when our Las Vegas Operating Properties operations were suspended on March 18, 2020, due to a government mandate, and on June 4, 2020, The Venetian Tower, The Palazzo Tower and select food and beverage outlets reopened, with certain operations subject to reduced capacity. Convention, meeting and certain entertainment related operations remained closed for the remainder of the six months ended June 30, 2020.
Visitation to our Las Vegas Operating Properties continues to be impacted by the effects of the COVID-19 Pandemic; however, visitation has increased as restrictions have been lifted. The Las Vegas Convention and Visitors Authority announced for the quarter ended March 31, 2021, visitation to Las Vegas decreased to 5.1 million visits, as compared to 8.4 million visits during the same period in 2020. Total visitation increased to a total of 5.5 million visits in April and May 2021, as compared to 260,000 during the same two-month period in 2020. The Las Vegas Convention and Visitors Authority also announced for the quarter ended March 31, 2021, gross gaming revenue for the Las Vegas Strip decreased to $1.17 billion, as compared to $1.47 billion during the same period in 2020. Total gross gaming revenue increased to $1.14 billion in April and May 2021, as compared to $7 million during the same two-month period in 2020.
At our Macao properties and Marina Bay Sands, we are adhering to social distancing requirements, which include reduced seating at table games and a decreased number of active slot machines on the casino floor. Additionally, there is uncertainty around the impact the COVID-19 Pandemic will continue to have on operations in future periods. If our Integrated Resorts are not permitted to resume normal operations, travel restrictions such as those related to the China Individual Visit Scheme and other global restrictions on inbound travel from other countries are not modified or eliminated or the global response to contain the COVID-19 Pandemic escalates or is unsuccessful, our operations, cash flows and financial condition will be further materially impacted.
While our Macao and Singapore properties were open and operating at reduced levels due to lower visitation and the implementation of required safety measures as described above during the second quarter of 2021, the current economic and regulatory environment on a global basis and in each of our jurisdictions continues to evolve. We cannot predict the manner in which governments will react as the global and regional impact of the COVID-19 Pandemic changes over time, which could significantly alter our current operations.
We have a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $2.06 billion and access to $1.50 billion, $2.0 billion and $441 million of available borrowing capacity from our LVSC Revolving Facility, 2018 SCL Revolving Facility and 2012 Singapore Revolving Facility, respectively, and 3.69 billion Singapore dollars (“SGD,” approximately $2.74 billion at exchange rates in effect on June 30, 2021) under our Singapore Delayed Draw Term Facility, exclusively for capital expenditures for the Marina Bay Sands expansion project (subject to restrictions as described further below under Development Projects), as of June 30, 2021. We believe we are able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow of non-essential items.
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
Macao Subconcession
Gaming in Macao is administered by the government through concessions awarded to three different concessionaires and three subconcessionaires, of which we are one. These concession agreements expire on June 26, 2022. If our subconcession is not extended or renewed, we may be prohibited from conducting gaming operations in Macao, and could result in the casino and gaming related equipment being automatically transferred to the Macao government without any compensation to us.
Under the SCL Senior Notes indenture, upon the occurrence of any event resulting from any change in Gaming Law (as defined in the indenture) after which none of Sands China Ltd. (“SCL”) or any of its subsidiaries owns or manages casino or gaming areas or operates casino games of fortune and chance in Macao in substantially the same manner as they are owning or managing casino or gaming areas or operating casino games as of the issue date of the SCL Senior Notes, for a period of thirty consecutive days or more, and such event has a material adverse effect on the financial condition, business, properties, or results of operations of SCL and its subsidiaries, taken as a whole, holders of the our SCL Senior Notes can require the us to repurchase all or any part of the SCL Senior Notes at par, plus any accrued and unpaid interest (the “Investor Put Option”).
Additionally, under the 2018 SCL Credit Facility, the events that trigger an Investor Put Option under the SCL Senior Notes (as described above) would be an event of default, which may result in commitments being immediately cancelled, in whole or in part, and the related outstanding balances and accrued interest, if any, becoming immediately due and payable.
The subconcession not being extended or renewed and the potential impact if holders of the notes and the agent have the ability to and make the election to accelerate the repayment of our debt would have a material adverse effect on our business, financial condition, results of operations and cash flows and could create a material uncertainty on our ability to continue as a going concern. We are actively monitoring the renewal process and continue to believe our subconcession will be extended or renewed; however, it is possible the Macao government could change or interpret the associated gaming laws in a manner that could negatively impact us.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2020 Annual Report on Form 10-K filed on February 5, 2021.
There were no newly identified significant accounting estimates during the six months ended June 30, 2021, nor were there any material changes to the critical accounting policies and estimates discussed in our 2020 Annual Report.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.15% to 3.45% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 26.3%, 21.9%, 22.0%, 22.4%, 16.9% and 18.3% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 3.9%, 3.9%, 3.5%, 4.4%, 3.3% and 4.4% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 15.0% and 10.0%, respectively, of our table games play was conducted on a credit basis for the six months ended June 30, 2021.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued (credit instruments) deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Based upon our mix of table games, our table games are expected to produce a win percentage of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Our slot machines have produced a trailing 12-month hold percentage of 8.3%. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 56.4% of our table games play at our Las Vegas Operating Properties, for the six months ended June 30, 2021, was conducted on a credit basis.
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
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Summary Financial Results
Our financial results have improved as a result of increased visitation as COVID-19 Pandemic travel restrictions have been lifted in some jurisdictions, and social distancing measures and operating capacity limitations have eased. See “COVID-19 Pandemic” for further information. Net revenues for the three months ended June 30, 2021, were $1.17 billion, compared to $62 million for the three months ended June 30, 2020. Operating loss was $139 million compared to $757 million for the three months ended June 30, 2020. Net loss from continuing operations was $280 million for the three months ended June 30, 2021, compared to $841 million for the three months ended June 30, 2020.

Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended June 30,
	2021	2020	Percent Change

	(Dollars in millions)
Casino	$843	$(4)	N.M.
Rooms	115	5	2,200.0%
Food and beverage	50	6	733.3%
Mall	148	42	252.4%
Convention, retail and other	17	13	30.8%
Total net revenues	$1,173	$62	1,791.9%
__________________________
N.M. Not Meaningful
Consolidated net revenues were $1.17 billion for the three months ended June 30, 2021, an increase of $1.11 billion compared to $62 million for the three months ended June 30, 2020. The increase was across our jurisdictions and properties with increases of $810 million and $304 million at our Macao operations and Marina Bay Sands, respectively. These increases were driven by increased visitation as travel restrictions, social distancing measures and capacity limitations connected with the COVID-19 Pandemic continued to ease during the three months ended June 30, 2021, as well as Marina Bay Sands being closed for a portion of the three months ended June 30, 2020.
Net casino revenues increased $847 million compared to the three months ended June 30, 2020. The change was driven by a $631 million increase at our Macao operations due to increases in Non-Rolling Chip drop, Rolling Chip volume and slot handle. Casino revenues at Marina Bay Sands increased $216 million due to an increase in Non-Rolling Chip drop, Rolling Chip volume and slot handle, as gaming operations were only open for six days during the three months ended June 30, 2020. These increases were driven by higher visitation across our properties as we are seeing a recovery from the impact of the COVID-19 Pandemic described above. The following table summarizes the results of our casino activity:

	Three Months Ended June 30,
	2021	2020	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$307	$5	6,040.0%
Non-Rolling Chip drop	$999	$16	6,143.8%
Non-Rolling Chip win percentage	27.6%	24.8%	2.8	pts
Rolling Chip volume	$1,510	$108	1,298.1%
Rolling Chip win percentage	4.91%	1.48%	3.43	pts
Slot handle	$551	$58	850.0%
Slot hold percentage	3.7%	2.5%	1.2	pts
The Londoner Macao
Total net casino revenues	$133	$1	13,200.0%
Non-Rolling Chip drop	$551	$6	9,083.3%
Non-Rolling Chip win percentage	21.0%	6.9%	14.1	pts
Rolling Chip volume	$1,126	$—	100.0%
Rolling Chip win percentage	4.76%	—%	4.76	pts
Slot handle	$286	$11	2,500.0%
Slot hold percentage	3.8%	3.3%	0.5	pts

	Three Months Ended June 30,
	2021	2020	Change

	(Dollars in millions)
The Parisian Macao
Total net casino revenues	$69	$(30)	(330.0)%
Non-Rolling Chip drop	$358	$6	5,866.7%
Non-Rolling Chip win percentage	20.6%	20.4%	0.2	pts
Rolling Chip volume	$32	$382	(91.6)%
Rolling Chip win percentage	8.24%	(6.40)%	14.64	pts
Slot handle	$244	$19	1,184.2%
Slot hold percentage	3.0%	4.7%	(1.7)	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$74	$8	825.0%
Non-Rolling Chip drop	$350	$19	1,742.1%
Non-Rolling Chip win percentage	21.4%	6.5%	14.9	pts
Rolling Chip volume	$529	$563	(6.0)%
Rolling Chip win percentage	4.42%	2.42%	2.00	pts
Slot handle	$18	$—	100.0%
Slot hold percentage	3.5%	—%	3.5	pts
Sands Macao
Total net casino revenues	$37	$5	640.0%
Non-Rolling Chip drop	$131	$28	367.9%
Non-Rolling Chip win percentage	16.9%	10.2%	6.7	pts
Rolling Chip volume	$332	$219	51.6%
Rolling Chip win percentage	6.51%	0.78%	5.73	pts
Slot handle	$161	$77	109.1%
Slot hold percentage	3.3%	3.3%	—	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$223	$7	3,085.7%
Non-Rolling Chip drop	$553	$25	2,112.0%
Non-Rolling Chip win percentage	18.1%	22.2%	(4.1)	pts
Rolling Chip volume	$612	$122	401.6%
Rolling Chip win percentage	6.44%	1.91%	4.53	pts
Slot handle	$3,165	$94	3,267.0%
Slot hold percentage	4.3%	3.7%	0.6	pts
U.S. Operations:
Las Vegas Operating Properties(1)
Total net casino revenues	$110	$14	685.7%
Table games drop	$362	$99	265.7%
Table games win percentage	16.3%	11.8%	4.5	pts
Slot handle	$1,000	$192	420.8%
Slot hold percentage	8.6%	5.8%	2.8	pts
__________________________
(1)    The Las Vegas Operating Properties are classified as a discontinued operation held for sale. Due to statewide closure of non-essential services as a result of the COVID-19 Pandemic, the property temporarily closed on March 18, 2020, and reopened on June 4, 2020.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues increased $110 million compared to the three months ended June 30, 2020. The increase was primarily due to increased occupancy rates and increased RevPAR driven by higher visitation across our properties, as well as Marina Bay Sands being closed for a portion of the three months ended June 30, 2020. The following table summarizes the results of our room activity:

	Three Months Ended June 30,
	2021	2020	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$24	$1	2,300.0%
Occupancy rate	58.6%	2.1%	56.5	pts
Average daily room rate (ADR)	$159	$220	(27.7)%
Revenue per available room (RevPAR)	$93	$5	1,760.0%
The Londoner Macao
Total room revenues	$28	$—	100.0%
Occupancy rate	44.2%	1.1%	43.1	pts
Average daily room rate (ADR)	$152	$144	5.6%
Revenue per available room (RevPAR)	$67	$2	3,250.0%
The Parisian Macao
Total room revenues	$17	$1	1,600.0%
Occupancy rate	58.4%	3.5%	54.9	pts
Average daily room rate (ADR)	$119	$148	(19.6)%
Revenue per available room (RevPAR)	$70	$5	1,300.0%
The Plaza Macao and Four Seasons Macao
Total room revenues	$12	$1	1,100.0%
Occupancy rate	48.4%	6.2%	42.2	pts
Average daily room rate (ADR)	$445	$358	24.3%
Revenue per available room (RevPAR)	$215	$22	877.3%
Sands Macao
Total room revenues	$2	$1	100.0%
Occupancy rate	71.1%	10.6%	60.5	pts
Average daily room rate (ADR)	$141	$153	(7.8)%
Revenue per available room (RevPAR)	$100	$16	525.0%
Singapore Operations:
Marina Bay Sands
Total room revenues	$32	$1	3,100.0%
Occupancy rate	67.9%	40.2%	27.7	pts
Average daily room rate (ADR)	$221	$328	(32.6)%
Revenue per available room (RevPAR)	$150	$132	13.6%
U.S. Operations:
Las Vegas Operating Properties(1)
Total room revenues	$107	$9	1,088.9%
Occupancy rate	85.5%	33.5%	52.0	pts
Average daily room rate (ADR)	$199	$162	22.8%
Revenue per available room (RevPAR)	$170	$54	214.8%
__________________________
(1)    The Las Vegas Operating Properties are classified as a discontinued operation held for sale. Due to statewide closure of non-essential services as a result of the COVID-19 Pandemic, the property temporarily closed on March 18, 2020, and reopened on June 4, 2020.

Food and beverage revenues increased $44 million compared to the three months ended June 30, 2020. The increase was due to increased visitation as our business recovers from the effects of the COVID-19 Pandemic described above.
Mall revenues increased $106 million compared to the three months ended June 30, 2020. The increase was primarily due to a decrease of $94 million in rent concessions granted to our mall tenants in Macao and Singapore compared to the three months ended June 30, 2020, as well as a $16 million increase in turnover rent. These items were partially offset by a decrease in occupancy percentages across our Macao mall operations.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended June 30,
	2021	2020	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$49	$18	172.2%
Mall gross leasable area (in square feet)	814,731	812,934	0.2%
Occupancy	79.2%	85.6%	(6.4)	pts
Base rent per square foot	$297	$293	1.4%
Tenant sales per square foot(1)	$1,227	$1,224	0.2%
Shoppes at Londoner(2)
Total mall revenues	$15	$7	114.3%
Mall gross leasable area (in square feet)	520,941	525,497	(0.9)%
Occupancy	60.9%	87.6%	(26.7)	pts
Base rent per square foot	$136	$102	33.3%
Tenant sales per square foot(1)	$1,058	$603	75.5%
Shoppes at Parisian
Total mall revenues	$10	$4	150.0%
Mall gross leasable area (in square feet)	296,145	295,963	0.1%
Occupancy	78.1%	86.8%	(8.7)	pts
Base rent per square foot	$147	$150	(2.0)%
Tenant sales per square foot(1)	$593	$561	5.7%
Shoppes at Four Seasons
Total mall revenues	$34	$9	277.8%
Mall gross leasable area (in square feet)	244,104	242,425	0.7%
Occupancy	93.9%	94.6%	(0.7)	pts
Base rent per square foot	$548	$544	0.7%
Tenant sales per square foot(1)	$5,389	$3,775	42.8%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$39	$3	1,200.0%
Mall gross leasable area (in square feet)	620,427	593,756	4.5%
Occupancy	98.2%	95.3%	2.9	pts
Base rent per square foot	$267	$254	5.1%
Tenant sales per square foot(1)	$1,366	$1,500	(8.9)%
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
Convention, retail and other revenues increased $4 million compared to the three months ended June 30, 2020, primarily driven by a $5 million increase at our Macao properties, primarily as a result of increased visitation and the return of MICE and entertainment events as our business recovers from the effects of the COVID-19 Pandemic described above.
Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended June 30,
	2021	2020	Percent Change

	(Dollars in millions)
Casino	$574	$187	207.0%
Rooms	42	27	55.6%
Food and beverage	60	41	46.3%
Mall	16	11	45.5%
Convention, retail and other	19	22	(13.6)%
Provision for credit losses	2	14	(85.7)%
General and administrative	219	190	15.3%
Corporate	56	53	5.7%
Pre-opening	4	4	—%
Development	37	9	311.1%
Depreciation and amortization	258	244	5.7%
Amortization of leasehold interests in land	14	13	7.7%
Loss on disposal or impairment of assets	11	4	175.0%
Total operating expenses	$1,312	$819	60.2%
Operating expenses were $1.31 billion for the three months ended June 30, 2021, an increase of $493 million compared to $819 million for the three months ended June 30, 2020, primarily driven by increases of $387 million in casino expenses, driven by increased levels of business as we recover from the effects of the COVID-19 Pandemic described above, and $29 million in general and administrative expenses.
Casino expenses increased $387 million compared to the three months ended June 30, 2020. The increase was primarily attributable to an increase of $352 million in gaming taxes due to increased revenues, as previously described.
Food and beverage expenses increased $19 million compared to the three months ended June 30, 2020, due to increases of $13 million and $6 million at Marina Bay Sands and our Macao properties, respectively. These increases are consistent with the increase in food and beverage revenues.
Convention, retail and other expenses decreased $3 million compared to the three months ended June 30, 2020, primarily driven by a $2 million decrease in ferry expenses resulting from cost reduction measures driven by the suspension of ferry operations between Macao and Hong Kong, which began on January 30, 2020 and continues to remain suspended in response to the COVID-19 Pandemic.
Provision for credit losses decreased $12 million compared to the three months ended June 30, 2020, primarily due to the collection of previously reserved patron balances. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $29 million compared to the three months ended June 30, 2020, due to increases of $16 million and $13 million at Marina Bay Sands and our Macao properties, respectively. The increases were primarily driven by increases in marketing and property operations costs.

Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred.
Development expenses increased $28 million compared to the three months ended June 30, 2020, and include the costs associated with our evaluation and pursuit of new business opportunities, primarily in Florida and Texas, which are expensed as incurred.
Loss on disposal or impairment of assets increased $7 million compared to the three months ended June 30, 2020, primarily due to the sale of two aircraft.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Segment Information” for a reconciliation of consolidated adjusted property EBITDA to net loss):

	Three Months Ended June 30,
	2021	2020	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$108	$(97)	(211.3)%
The Londoner Macao	(5)	(79)	(93.7)%
The Parisian Macao	—	(81)	(100.0)%
The Plaza Macao and Four Seasons Macao	44	(18)	(344.4)%
Sands Macao	(13)	(31)	(58.1)%
Ferry Operations and Other	(2)	(6)	(66.7)%
	132	(312)	(142.3)%
Marina Bay Sands	112	(113)	(199.1)%
Consolidated adjusted property EBITDA (1)	$244	$(425)	(157.4)%

Las Vegas Operating Properties(2)	$51	$(122)	(141.8)%
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
(2)The Las Vegas Operating Properties are classified as a discontinued operation held for sale. Due to statewide closure of non-essential services as a result of the COVID-19 Pandemic, the property temporarily closed on March 18, 2020, and reopened on June 4, 2020.

Adjusted property EBITDA at our Macao operations increased $444 million compared with the three months ended June 30, 2020, primarily due to increases in casino, room, food and beverage and mall revenues driven by increased visitation at our properties as our business recovers from the effects of the COVID-19 Pandemic.
Adjusted property EBITDA at Marina Bay Sands increased $225 million compared to the three months ended June 30, 2020, primarily due to increases in casino, room, food and beverage and mall revenues as the property was closed from April 7, 2020 through June 18, 2020, with gaming operations closed through June 30, 2020.
Discontinued Operations
Adjusted property EBITDA at our Las Vegas Operating Properties increased $173 million compared to the three months ended June 30, 2020, primarily due to increases in revenues as the property was temporarily closed on March 18, 2020, and reopened on June 4, 2020.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended June 30,
	2021	2020

	(Dollars in millions)
Interest cost	$162	$117
Less — capitalized interest	(4)	(3)
Interest expense, net	$158	$114
Weighted average total debt balance	$14,590	$13,075
Weighted average interest rate	4.4%	3.5%
Interest cost increased $45 million compared to the three months ended June 30, 2020, resulting from an increase in our weighted average total debt balance due to the issuance of the 2026 and 2030 SCL Senior Notes on June 4, 2020 and draws on the SCL revolver during the three months ended March 31, 2021. Additionally, during the three months ended June 30, 2020, interest expense was offset with the gains realized from interest rate swaps, which expired in August 2020.
Other Factors Affecting Earnings
Other income was $10 million for the three months ended June 30, 2021, compared to other expense of $5 million for the three months ended June 30, 2020. Other income during the three months ended June 30, 2021, consisting of $10 million of foreign currency transaction gains, primarily related to U.S. dollar denominated debt held by SCL due to the appreciation of the Macao pataca against the U.S. dollar during the three months ended June 30, 2021.
Our income tax benefit was $6 million on a loss before income taxes of $286 million for the three months ended June 30, 2021, resulting in a (2.1)% effective income tax rate. This compares to a (3.6)% effective income tax rate for the three months ended June 30, 2020. The income tax benefit for the three months ended June 30, 2021, reflects a 17% statutory tax rate on our Singapore operations and a 21% corporate income tax on our domestic operations. Our operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, our subsidiaries in Macao and their peers receive an income tax exemption on gaming operations through June 2022.
The net loss attributable to our noncontrolling interests was $50 million for the three months ended June 30, 2021, compared to $165 million for the three months ended June 30, 2020. These amounts are related to the noncontrolling interest of SCL.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Summary Financial Results
Our financial results have improved as a result of increased visitation as travel restrictions connected with the COVID-19 Pandemic have been lifted in some jurisdictions, and social distancing measures and operating capacity limitations have eased. Our gaming operations remained open during the six months ended June 30, 2021, compared to the same period in 2020 in which gaming operations in Macao and Singapore were suspended at various times throughout the period. See “COVID-19 Pandemic” for further information. Net revenues for the six months ended June 30, 2021, were $2.37 billion, compared to $1.48 billion for the six months ended June 30, 2020. Operating loss was $235 million compared to $751 million for the six months ended June 30, 2020. Net loss from continuing operations was $560 million for the six months ended June 30, 2021, compared to $933 million for the six months ended June 30, 2020.
Operating Revenues
Our net revenues consisted of the following:

	Six Months Ended June 30,
	2021	2020	Percent Change

	(Dollars in millions)
Casino	$1,708	$1,071	59.5%
Rooms	211	146	44.5%
Food and beverage	106	70	51.4%
Mall	304	145	109.7%
Convention, retail and other	40	47	(14.9)%
Total net revenues	$2,369	$1,479	60.2%
Consolidated net revenues were $2.37 billion for the six months ended June 30, 2021, an increase of $890 million compared to $1.48 billion for the six months ended June 30, 2020, due to increases of $771 million and $118 million at our Macao operations and Marina Bay Sands, respectively. The increases were driven by increased visitation as our business recovers from the effects of the COVID-19 Pandemic described above, as well as temporary closures of Marina Bay Sands from April 7, 2020 through June 18, 2020, with gaming operations closed through June 30, 2020, and our Macao gaming operations from February 5, 2020 to February 19, 2020, with the exception of The Londoner Macao, which resumed on February 27, 2020, and with the hotel facilities temporarily closed during the casino suspension.
Net casino revenues increased $637 million compared to the six months ended June 30, 2020, driven by increased visitation as our business recovers from the effects of the COVID-19 Pandemic described above, as well as our Macao properties and Marina Bay Sands being closed for a portion of the six months ended June 30, 2020. Revenues at our Macao operations and Marina Bay Sands increased $557 million and $80 million, respectively, driven by increases in Non-Rolling Chip drop, Rolling Chip volume and slot handle. The following table summarizes the results of our casino activity:

	Six Months Ended June 30,
	2021	2020	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$573	$256	123.8%
Non-Rolling Chip drop	$1,907	$832	129.2%
Non-Rolling Chip win percentage	27.5%	26.9%	0.6	pts
Rolling Chip volume	$2,740	$2,378	15.2%
Rolling Chip win percentage	4.70%	2.96%	1.74	pts
Slot handle	$1,013	$497	103.8%
Slot hold percentage	3.8%	4.2%	(0.4)	pts

	Six Months Ended June 30,
	2021	2020	Change

	(Dollars in millions)
The Londoner Macao
Total net casino revenues	$224	$124	80.6%
Non-Rolling Chip drop	$959	$561	70.9%
Non-Rolling Chip win percentage	21.3%	21.8%	(0.5)	pts
Rolling Chip volume	$1,648	$167	886.8%
Rolling Chip win percentage	4.43%	5.85%	(1.42)	pts
Slot handle	$483	$377	28.1%
Slot hold percentage	3.8%	4.4%	(0.6)	pts
The Parisian Macao
Total net casino revenues	$128	$85	50.6%
Non-Rolling Chip drop	$657	$396	65.9%
Non-Rolling Chip win percentage	21.7%	23.7%	(2.0)	pts
Rolling Chip volume	$146	$2,272	(93.6)%
Rolling Chip win percentage	(0.53)%	0.99%	(1.52)	pts
Slot handle	$467	$451	3.5%
Slot hold percentage	3.2%	3.5%	(0.3)	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$189	$91	107.7%
Non-Rolling Chip drop	$606	$229	164.6%
Non-Rolling Chip win percentage	22.5%	28.0%	(5.5)	pts
Rolling Chip volume	$1,965	$2,189	(10.2)%
Rolling Chip win percentage	5.52%	2.73%	2.79	pts
Slot handle	$22	$37	(40.5)%
Slot hold percentage	4.8%	4.7%	0.1	pts
Sands Macao
Total net casino revenues	$68	$69	(1.4)%
Non-Rolling Chip drop	$253	$278	(9.0)%
Non-Rolling Chip win percentage	16.1%	19.1%	(3.0)	pts
Rolling Chip volume	$816	$726	12.4%
Rolling Chip win percentage	5.22%	3.29%	1.93	pts
Slot handle	$319	$353	(9.6)%
Slot hold percentage	3.4%	3.1%	0.3	pts

	Six Months Ended June 30,
	2021	2020	Change

	(Dollars in millions)

Singapore Operations:
Marina Bay Sands
Total net casino revenues	$526	$446	17.9%
Non-Rolling Chip drop	$1,227	$1,103	11.2%
Non-Rolling Chip win percentage	18.6%	19.9%	(1.3)	pts
Rolling Chip volume	$2,123	$6,762	(68.6)%
Rolling Chip win percentage	5.83%	3.50%	2.33	pts
Slot handle	$6,910	$2,964	133.1%
Slot hold percentage	4.2%	4.3%	(0.1)	pts
U.S. Operations:
Las Vegas Operating Properties(1)
Total net casino revenues	$163	$116	40.5%
Table games drop	$698	$544	28.3%
Table games win percentage	13.0%	18.4%	(5.4)	pts
Slot handle	$1,625	$794	104.7%
Slot hold percentage	8.4%	7.6%	0.8	pts
__________________________
(1)    The Las Vegas Operating Properties are classified as a discontinued operation held for sale. Due to statewide closure of non-essential services as a result of the COVID-19 Pandemic, the property temporarily closed on March 18, 2020, and reopened on June 4, 2020.

Room revenues increased $65 million compared to the six months ended June 30, 2020. The increase was primarily due to increased occupancy rates and increased RevPAR driven by higher visitation across our properties, as well as our properties being closed for a portion of the six months ended June 30, 2020. The following table summarizes the results of our room activity:

	Six Months Ended June 30,
	2021	2020	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$43	$22	95.5%
Occupancy rate	52.9%	22.3%	30.6	pts
Average daily room rate (ADR)	$158	$237	(33.3)%
Revenue per available room (RevPAR)	$84	$53	58.5%
The Londoner Macao
Total room revenues	$47	$27	74.1%
Occupancy rate	40.4%	23.0%	17.4	pts
Average daily room rate (ADR)	$160	$174	(8.0)%
Revenue per available room (RevPAR)	$65	$40	62.5%
The Parisian Macao
Total room revenues	$29	$14	107.1%
Occupancy rate	52.6%	21.9%	30.7	pts
Average daily room rate (ADR)	$119	$167	(28.7)%
Revenue per available room (RevPAR)	$62	$37	67.6%
The Plaza Macao and Four Seasons Macao
Total room revenues	$23	$5	360.0%
Occupancy rate	46.1%	26.4%	19.7	pts
Average daily room rate (ADR)	$439	$332	32.2%
Revenue per available room (RevPAR)	$202	$88	129.5%
Sands Macao
Total room revenues	$5	$3	66.7%
Occupancy rate	71.3%	35.9%	35.4	pts
Average daily room rate (ADR)	$140	$176	(20.5)%
Revenue per available room (RevPAR)	$100	$63	58.7%
Singapore Operations:
Marina Bay Sands
Total room revenues	$64	$75	(14.7)%
Occupancy rate	65.4%	78.9%	(13.5)	pts
Average daily room rate (ADR)	$224	$415	(46.0)%
Revenue per available room (RevPAR)	$147	$327	(55.0)%
U.S. Operations:
Las Vegas Operating Properties(1)
Total room revenues	$152	$136	11.8%
Occupancy rate	65.0%	74.9%	(9.9)	pts
Average daily room rate (ADR)	$194	$256	(24.2)%
Revenue per available room (RevPAR)	$126	$192	(34.4)%
__________________________
(1)    The Las Vegas Operating Properties are classified as a discontinued operation held for sale. Due to statewide closure of non-essential services as a result of the COVID-19 Pandemic, the property temporarily closed on March 18, 2020, and reopened on June 4, 2020.

Food and beverage revenues increased $36 million compared to the six months ended June 30, 2020. The increase was mainly due to increases of $22 million and $14 million at our Macao properties and Marina Bay Sands, respectively. The increase was due to increased visitation as our business recovers from the effects of the COVID-19 Pandemic described above.
Mall revenues increased $159 million compared to the six months ended June 30, 2020. The increase was primarily due to a $133 million decrease in rent concessions granted to our mall tenants in Macao and Singapore compared to the six months ended June 30, 2020, as well as a $28 million increase in turnover rent and $6 million in government grants. These items were partially offset by a decrease in occupancy percentages for our Macao mall operations.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Six Months Ended June 30,(1)
	2021	2020	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$95	$47	102.1%
Mall gross leasable area (in square feet)	814,731	812,934	0.2%
Occupancy	79.2%	85.6%	(6.4)	pts
Base rent per square foot	$297	$293	1.4%
Tenant sales per square foot(2)	$1,227	$1,224	0.2%
Shoppes at Londoner(3)
Total mall revenues	$29	$16	81.3%
Mall gross leasable area (in square feet)	520,941	525,497	(0.9)%
Occupancy	60.9%	87.6%	(26.7)	pts
Base rent per square foot	$136	$102	33.3%
Tenant sales per square foot(2)	$1,058	$603	75.5%
Shoppes at Parisian
Total mall revenues	$20	$10	100.0%
Mall gross leasable area (in square feet)	296,145	295,963	0.1%
Occupancy	78.1%	86.8%	(8.7)	pts
Base rent per square foot	$147	$150	(2.0)%
Tenant sales per square foot(2)	$593	$561	5.7%
Shoppes at Four Seasons
Total mall revenues	$73	$26	180.8%
Mall gross leasable area (in square feet)	244,104	242,425	0.7%
Occupancy	93.9%	94.6%	(0.7)	pts
Base rent per square foot	$548	$544	0.7%
Tenant sales per square foot(2)	$5,389	$3,775	42.8%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$86	$45	91.1%
Mall gross leasable area (in square feet)	620,427	593,756	4.5%
Occupancy	98.2%	95.3%	2.9	pts
Base rent per square foot	$267	$254	5.1%
Tenant sales per square foot(2)	$1,366	$1,500	(8.9)%
__________________________
Note: This table excludes the results of our mall operations at Sands Macao.

(1)    As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of June 30, 2021 and 2020, they are identical to the summary presented herein for the three months ended June 30, 2021 and 2020, respectively.
(2)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
(3)    The Shoppes at Londoner will feature up to an estimated 600,000 square feet of gross leasable area upon completion of all phases of the renovation, rebranding and expansion to The Londoner Macao.
Convention, retail and other revenues decreased $7 million compared to the six months ended June 30, 2020 as a result of the temporary cancellation of MICE events across our properties due to the COVID-19 Pandemic described above.
Operating Expenses
Our operating expenses consisted of the following:

	Six Months Ended June 30,
	2021	2020	Percent Change

	(Dollars in millions)
Casino	$1,152	$835	38.0%
Rooms	84	73	15.1%
Food and beverage	131	123	6.5%
Mall	31	28	10.7%
Convention, retail and other	41	57	(28.1)%
Provision for credit losses	6	28	(78.6)%
General and administrative	444	419	6.0%
Corporate	105	112	(6.3)%
Pre-opening	9	9	—%
Development	46	15	206.7%
Depreciation and amortization	513	497	3.2%
Amortization of leasehold interests in land	28	27	3.7%
Loss on disposal or impairment of assets	14	7	100.0%
Total operating expenses	$2,604	$2,230	16.8%
Operating expenses were $2.60 billion for the six months ended June 30, 2021, an increase of $374 million compared to $2.23 billion for the six months ended June 30, 2020. The increase was primarily driven by a $317 million increase in casino expenses. Additionally, general and administrative expenses increased $25 million and rooms expenses increased $11 million, driven by increase in visitation across our properties as our business recovers from the impact of the COVID-19 Pandemic described above.
Casino expenses increased $317 million compared to the six months ended June 30, 2020. The increase was primarily attributable to an increase of $293 million in gaming taxes due to increased casino revenues, as previously described.
Room expenses increased $11 million compared to the six months ended June 30, 2020. The increase was driven by increases of $7 million and $4 million at our Macao properties and Marina Bay Sands, respectively, which is consistent with the increase in room revenue.
Food and beverage expenses increased $8 million compared to the six months ended June 30, 2020, due to increases of $7 million and $1 million at Marina Bay Sands and our Macao properties, respectively. These increases are consistent with the increase in food and beverage revenues.
Convention, retail and other expenses decreased $16 million compared to the six months ended June 30, 2020, driven by a $10 million decrease related to the closure of the ferry terminals previously described. Additionally, convention, retail and other expenses at our Macao properties decreased $6 million, primarily as a result of the cancellation of MICE and entertainment events due to the COVID-19 Pandemic described above.

The provision for credit losses was $6 million for the six months ended June 30, 2021, compared to $28 million for the six months ended June 30, 2020. The decrease was primarily due to the collection of previously reserved patron balances. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $25 million compared to the six months ended June 30, 2020, due to increases of $18 million and $7 million at Marina Bay Sands and our Macao properties, respectively. The increases were primarily driven by increases in marketing, payroll and property operations costs.
Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred.
Development expenses increased $31 million compared to the six months ended June 30, 2020, and include the costs associated with our evaluation and pursuit of new business opportunities, primarily in Florida and Texas, which are expensed as incurred.
Loss on disposal or impairment of assets increased $7 million compared to the six months ended June 30, 2020, primarily due to the sale of two aircraft.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Segment Information” for a reconciliation of consolidated adjusted property EBITDA to net loss):

	Six Months Ended June 30,
	2021	2020	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$190	$(48)	(495.8)%
The Londoner Macao	(28)	(79)	(64.6)%
The Parisian Macao	(8)	(84)	(90.5)%
The Plaza Macao and Four Seasons Macao	114	10	1,040.0%
Sands Macao	(31)	(32)	(3.1)%
Ferry Operations and Other	(5)	(12)	(58.3)%
	232	(245)	(194.7)%
Marina Bay Sands	256	169	51.5%
Consolidated adjusted property EBITDA	$488	$(76)	(742.1)%

Las Vegas Operating Properties (1)	$4	$(34)	(111.8)%
____________________
(1)The Las Vegas Operating Properties are classified as a discontinued operation held for sale. Due to statewide closure of non-essential services as a result of the COVID-19 Pandemic, the property temporarily closed on March 18, 2020, and reopened on June 4, 2020.
Adjusted property EBITDA at our Macao operations increased $477 million compared to the six months ended June 30, 2020, primarily due to increased casino revenues driven increased visitation as our business recovers from the effects of the COVID-19 Pandemic.
Adjusted property EBITDA at Marina Bay Sands increased $87 million compared to the six months ended June 30, 2020. The increase was primarily due to increased casino revenues driven increased visitation as our business recovers from the impact of the COVID-19 Pandemic.

Discontinued Operations
Adjusted property EBITDA at our Las Vegas Operating Properties increased $38 million compared to the six months ended June 30, 2020. The increase was primarily due to increased casino revenues driven by increased visitation as our business recovers from the effects of the COVID-19 Pandemic.
Interest Expense
The following table summarizes information related to interest expense:

	Six Months Ended June 30,
	2021	2020

	(Dollars in millions)
Interest cost	$320	$250
Less — capitalized interest	(8)	(8)
Interest expense, net	$312	$242
Weighted average total debt balance	$14,466	$12,779
Weighted average interest rate	4.4%	3.9%
Interest cost increased $70 million compared to the six months ended June 30, 2020, resulting from an increase in our weighted average total debt balance due to the issuance of the 2026 and 2030 SCL Senior Notes on June 4, 2020 and draws on the SCL revolver during the three months ended March 31, 2021. Additionally, during the six months ended June 30, 2020, interest expense was offset with the gains realized from interest rate swaps, which expired in August 2020.
Other Factors Affecting Earnings
Other expense was $7 million for the six months ended June 30, 2021, compared to other income of $34 million for the six months ended June 30, 2020. Other expense during the six months ended June 30, 2021, primarily consisted of $7 million of foreign currency transaction losses related to U.S. dollar denominated debt held by SCL due to the depreciation of the Macao pataca against the U.S. dollar during the six months ended June 30, 2021.
Our income tax expense was $8 million on a loss before income taxes of $552 million for the six months ended June 30, 2021, resulting in a 1.4% effective income tax rate. This compares to a (1.0)% effective income tax rate for the six months ended June 30, 2020. The income tax expense for the six months ended June 30, 2021, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao. Our U.S. operations recorded tax benefits associated with the pre-tax book losses incurred during the six months ended June 30, 2021. Our U.S. tax benefit was partially offset by a valuation allowance recorded on certain U.S. foreign tax credits, which we no longer expect to utilize due to lower royalty income resulting from a decrease in revenues from Macao and Singapore compared to prior estimates.
The net loss attributable to our noncontrolling interests was $114 million for the six months ended June 30, 2021, compared to $215 million for the six months ended June 30, 2020. These amounts were primarily related to the noncontrolling interest of SCL.
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

The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and six months ended June 30, 2021 and 2020:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended June 30, 2021
Mall revenues:
Minimum rents(1)	$45	$30	$6	$7	$35
Overage rents	4	2	6	1	4
Rent concessions(2)	(8)	(1)	—	(1)	(7)
Total overage rents, rent concessions and other	(4)	1	6	—	(3)
CAM, levies and direct recoveries	8	3	3	3	7
Total mall revenues	49	34	15	10	39
Mall operating expenses:
Common area maintenance	3	2	3	1	4
Marketing and other direct operating expenses	2	—	—	1	1
Mall operating expenses	5	2	3	2	5
Property taxes(4)	—	—	—	—	1
Provision for credit losses	—	—	—	3	—
Mall-related expenses(5)	$5	$2	$3	$5	$6
For the three months ended June 30, 2020
Mall revenues:
Minimum rents(1)	$47	$30	$9	$9	$33
Overage rents	1	—	1	—	—
Rent concessions(2)	(39)	(23)	(8)	(8)	(33)
Total overage rents and rent concessions	(38)	(23)	(7)	(8)	(33)
CAM, levies and direct recoveries	9	2	5	3	3
Total mall revenues	18	9	7	4	3
Mall operating expenses:
Common area maintenance	3	1	2	1	2
Marketing and other direct operating expenses	1	—	—	1	—
Mall operating expenses	4	1	2	2	2
Property taxes(4)	1	—	—	—	—
Recovery of credit losses	(2)	(1)	—	—	—
Mall-related expenses(5)	$3	$—	$2	$2	$2

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the six months ended June 30, 2021
Mall revenues:
Minimum rents(1)	$91	$61	$14	$16	$72
Overage rents	6	8	10	2	8
Rent concessions(2)	(17)	(1)	(2)	(3)	(13)
Other(3)	—	—	—	—	6
Total overage rents and rent concessions	(11)	7	8	(1)	1
CAM, levies and direct recoveries	15	5	7	5	13
Total mall revenues	95	73	29	20	86
Mall operating expenses:
Common area maintenance	6	3	4	2	8
Marketing and other direct operating expenses	3	1	1	1	3
Mall operating expenses	9	4	5	3	11
Property taxes(4)	1	—	—	—	3
Provision for (recovery of) credit losses	(1)	—	—	3	—
Mall-related expenses(5)	$9	$4	$5	$6	$14
For the six months ended June 30, 2020
Mall revenues:
Minimum rents(1)	$97	$60	$19	$18	$68
Overage rents	1	1	2	—	3
Rent concessions(2)	(68)	(40)	(14)	(13)	(35)
Total overage rents and rent concessions	(67)	(39)	(12)	(13)	(32)
CAM, levies and direct recoveries	17	5	9	5	9
Total mall revenues	47	26	16	10	45
Mall operating expenses:
Common area maintenance	6	2	3	2	6
Marketing and other direct operating expenses	3	1	1	2	2
Mall operating expenses	9	3	4	4	8
Property taxes(4)	1	—	—	—	1
Provision for credit losses	1	—	1	1	—
Mall-related expenses(5)	$11	$3	$5	$5	$9
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
Macao
Our construction work on the conversion of Sands Cotai Central into the new destination Integrated Resort, The Londoner Macao, is progressing. This project is being delivered in phases, which started in 2020 and will continue throughout 2021. Upon completion, The Londoner Macao will feature new attractions and features internally and externally from London, including some of London’s most recognizable landmarks, such as the Houses of Parliament and The Elizabeth Tower (commonly known as "Big Ben"). The Londoner Macao Hotel opened in January 2021 with approximately 600 London-themed suites, including 14 exclusive Suites by David Beckham. The Integrated Resort will also feature the Londoner Court with approximately 370 luxury suites; construction of the Londoner Court is now complete and is expected to open in the second half of 2021. The expansion of our retail offerings, which have been rebranded as the Shoppes at Londoner, is progressing.
We anticipate the total costs associated with The Londoner Macao development projects described above and the recently completed The Grand Suites at Four Seasons to be approximately $2.2 billion. The ultimate costs and completion dates for The Londoner Macao development are subject to change as we complete the project.
Singapore
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the Singapore Tourism Board (the “STB”) entered into a development agreement (the “Development Agreement”) pursuant to which MBS will construct a development, the MBS Expansion Project, which will include a hotel tower with a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats. The Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.35 billion at exchange rates in effect on June 30, 2021). The amount of the total project cost will be finalized as we complete design and development and begin construction. In connection with the Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project. In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction). We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Development Agreement. On June 18, 2020, we further amended the 2012 Singapore Credit Facility, which, among other things, extended to June 30, 2021, the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project. We are in the process of reviewing the budget and timing of the MBS expansion based on the impact of the COVID-19 Pandemic and other factors. As a result, the construction cost estimate and construction schedule were not delivered to the lenders by the June 30, 2021 deadline. We will be permitted to make further draws on the Singapore Delayed Draw Term Facility only after these items are delivered to lenders.

Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months Ended June 30,
	2021	2020

	(In millions)
Net cash used in operating activities from continuing operations	$(105)	$(956)
Cash flows from investing activities from continuing operations:
Capital expenditures	(448)	(642)
Proceeds from disposal of property and equipment	6	1
Net cash used in investing activities from continuing operations	(442)	(641)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	19	18
Dividends paid and noncontrolling interest payments	—	(911)
Proceeds from long-term debt	505	1,899
Repayments on long-term debt	(34)	(435)
Payments of financing costs	(8)	(24)
Transaction with discontinued operations	50	(100)
Net cash generated from financing activities from continuing operations	532	447
Net cash used in discontinued operations	(1)	(26)
Effect of exchange rate on cash, cash equivalents and restricted cash	(10)	(34)
Decrease in cash, cash equivalents and restricted cash	(26)	(1,210)
Cash, cash equivalents and restricted cash at beginning of period	2,137	4,242
Cash, cash equivalents and restricted cash at end of period	$2,111	$3,032
Less: cash, cash equivalents and restricted cash at end of period for discontinued operations	(38)	(32)
Cash, cash equivalents and restricted cash at end of period from continuing operations	$2,073	$3,000
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash used in operating activities for the six months ended June 30, 2021, decreased $851 million compared to the six months ended June 30, 2020, primarily resulting from an increase in operating income as our properties remained opened during the six months ended June 30, 2021, with the exception of a two-day closure of the casino at Marina Bay Sands, compared to the six months ended June 30, 2020, in which our properties were closed at various times and for an extended period.
Cash Flows — Investing Activities
Capital expenditures for the six months ended June 30, 2021, totaled $448 million. Included in this amount was $397 million for construction and development activities in Macao, which consisted primarily of $347 million for The Londoner Macao, $38 million for The Venetian Macao and $6 million for The Plaza Macao and Four Seasons Macao. Additionally, this amount included $50 million at Marina Bay Sands in Singapore.
Capital expenditures for the six months ended June 30, 2020, totaled $642 million. Included in this amount was $578 million for construction and development activities in Macao, which consisted primarily of $374 million for The Londoner Macao, $129 million for The Plaza Macao and Four Seasons Macao related primarily to the Grand

Suites at Four Seasons Macao and $66 million for The Venetian Macao; $61 million at Marina Bay Sands in Singapore; and $3 million for corporate and other.
Cash Flows — Financing Activities
Net cash flows generated from financing activities were $532 million for the six months ended June 30, 2021, which was primarily attributable to proceeds of $505 million received from the draw down of our SCL revolving facility.
Net cash flows generated from financing activities were $447 million for the six months ended June 30, 2020, which was primarily attributable to net proceeds of $1.46 billion on our various credit facilities, partially offset by $911 million in dividend payments.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments and operating cash flows.
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio or net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined. In September 2020, LVSC entered into an amendment, pursuant to which lenders, among other things, removed LVSC’s requirement to maintain a maximum leverage ratio as of the last day of the fiscal quarter during the period beginning on October 31, 2020, through and including December 31, 2021. In March 2020, SCL entered into a waiver and amendment request letter, pursuant to which lenders, among other things, waived SCL’s requirement to ensure the leverage ratio does not exceed 4.0x and the interest coverage ratio is greater than 2.50x for any period beginning on, and including, January 1, 2020 and ending on, and including, July 1, 2021 (other than with respect to the financial year ended December 31, 2019). In September 2020, SCL entered into a waiver extension and amendment request letter, pursuant to which the aforementioned waiver period was extended to January 1, 2022 and, in July 2021, this waiver period was further extended to January 1, 2023. In June 2020, MBS entered into an amendment letter, such that MBS will not have to comply with the leverage or interest coverage covenants for the financial quarters ending, and including, September 30, 2020 through, and including, December 31, 2021. Our compliance with our financial covenants for periods beyond December 31, 2021, could be affected by certain factors beyond our control, such as the impact of the COVID-19 Pandemic, including current travel and border restrictions continuing in the future. We will pursue additional waivers to meet the required financial covenant ratios, which include a maximum leverage ratio of 4.0x, 4.0x and 4.5x under our U.S., Macao and Singapore credit facilities, respectively, for periods beyond December 31, 2021 for LVSC and MBS and January 1, 2023 for SCL, if deemed necessary. We believe we will be successful in obtaining the additional waivers, although no assurance can be provided that such waivers will be granted, which could negatively impact our ability to be in compliance with our debt covenants for periods beyond December 31, 2021 for LVSC and MBS and January 1, 2023 for SCL.
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
We held unrestricted cash and cash equivalents of approximately $2.06 billion and restricted cash and cash equivalents of approximately $16 million as of June 30, 2021, of which approximately $1.24 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.24 billion, approximately $832 million is available to be repatriated to the U.S. and we do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL.
We believe the cash on hand and cash flow generated from operations, as well as the $3.94 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit, and SGD 3.69 billion (approximately $2.74 billion at exchange rates in effect on June 30, 2021) under our Singapore Delayed Draw Term Facility as of June 30, 2021 (only available for draws after the construction cost estimate and construction schedule for the MBS Expansion Project have been delivered to the lenders), will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities and debt obligations. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure. During 2020, we entered into an amendment request letter on the 2018 SCL Credit Facility, which provides us with the option to increase the total borrowing capacity by an aggregate amount of up to $1.0 billion. Subsequently on January 25, 2021, we increased the amount available under the SCL revolving credit facility by HKD 3.83 billion (approximately $493 million at exchange rates in effect on June 30, 2021) to further enhance our liquidity. During the three months ended March 31, 2021, SCL drew down $48 million and HKD 3.54 billion (approximately $456 million at exchange rates in effect on June 30, 2021) under this facility for general corporate purposes.
We have suspended our quarterly dividend program and SCL did not pay a final dividend for 2020 due to the impact of the COVID-19 Pandemic.
We have a strong balance sheet and sufficient liquidity in place, including access to available borrowing capacity under our credit facilities. We believe we are well positioned to support our continuing operations, complete the major construction projects in Macao and Singapore that are underway and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow for non-essential items.
Aggregate Indebtedness and Other Contractual Obligations
As of June 30, 2021, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the draw on the 2018 SCL Revolving Credit Facility of $505 million.
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
•our ability to maintain our gaming licenses and subconcession in Macao, Singapore and Las Vegas, including the renewal or extension of the subconcession in Macao that expires on June 26, 2022;
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

As of June 30, 2021, the estimated fair value of our long-term debt was approximately $15.50 billion, compared to its contractual value of $14.55 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $505 million. A hypothetical 100 basis point change in LIBOR, HIBOR and the Singapore Swap Offer Rate would cause our annual interest cost on our long-term debt to change by approximately $30 million.
Foreign currency transaction losses were $7 million for the six months ended June 30, 2021, primarily due to U.S. dollar denominated debt issued by SCL and Singapore denominated intercompany debt reported in U.S. dollars. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of June 30, 2021, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $22 million, and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $69 million. The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2021, and have concluded they are effective at the reasonable assurance level.
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
10.1*
Waiver Extension and Amendment Request Letter, dated July 7, 2021, with respect to the Facility Agreement, dated as of November 20, 2018, by and among Sands China, as borrower, Bank of China Limited, Macau Branch, as agent, and the arrangers and lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on July 7, 2021).

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

July 23, 2021	By:	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

July 23, 2021	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)