Form 10-Q
period 2021-09-30
LAS VEGAS SANDS CORP
filed 2021-10-22
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2021
Common Stock ($0.001 par value)	763,989,752 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,644	$2,082
Restricted cash and cash equivalents	16	16
Accounts receivable, net of provision for credit losses of $241 and $255	167	252
Inventories	22	22
Prepaid expenses and other	124	113
Current assets of discontinued operations held for sale	3,255	3,222
Total current assets	5,228	5,707
Property and equipment, net	11,932	12,280
Deferred income taxes, net	325	318
Leasehold interests in land, net	2,169	2,256
Intangible assets, net	15	25
Other assets, net	223	221
Total assets	$19,892	$20,807
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$74	$89
Construction payables	233	336
Other accrued liabilities	1,265	1,474
Income taxes payable	15	87
Current maturities of long-term debt	73	75
Current liabilities of discontinued operations held for sale	827	755
Total current liabilities	2,487	2,816
Other long-term liabilities	341	336
Deferred income taxes	173	188
Long-term debt	14,462	13,929
Total liabilities	17,463	17,269
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 shares issued, 764 shares outstanding	1	1
Treasury stock, at cost, 69 shares	(4,481)	(4,481)
Capital in excess of par value	6,639	6,611
Accumulated other comprehensive income (loss)	(32)	29
Retained earnings (deficit)	(25)	813
Total Las Vegas Sands Corp. stockholders’ equity	2,102	2,973
Noncontrolling interests	327	565
Total equity	2,429	3,538
Total liabilities and equity	$19,892	$20,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$533	$281	$2,241	$1,352
Rooms	100	35	311	181
Food and beverage	42	31	148	101
Mall	165	83	469	228
Convention, retail and other	17	16	57	63
Net revenues	857	446	3,226	1,925
Operating expenses:
Casino	451	274	1,603	1,109
Rooms	40	28	124	101
Food and beverage	55	54	186	177
Mall	17	13	48	41
Convention, retail and other	21	22	62	79
Provision for credit losses	3	24	9	52
General and administrative	223	196	667	615
Corporate	64	33	169	145
Pre-opening	6	5	15	14
Development	13	3	59	18
Depreciation and amortization	262	248	775	745
Amortization of leasehold interests in land	14	14	42	41
Loss on disposal or impairment of assets	4	55	18	62
	1,173	969	3,777	3,199
Operating loss	(316)	(523)	(551)	(1,274)
Other income (expense):
Interest income	1	3	3	20
Interest expense, net of amounts capitalized	(157)	(134)	(469)	(376)
Other income (expense)	(12)	(5)	(19)	29
Loss on modification or early retirement of debt	(137)	—	(137)	—
Loss from continuing operations before income taxes	(621)	(659)	(1,173)	(1,601)
Income tax (expense) benefit	27	(5)	19	4
Net loss from continuing operations	(594)	(664)	(1,154)	(1,597)
Income (loss) from discontinued operations, net of income taxes	99	(67)	75	(170)
Net loss	(495)	(731)	(1,079)	(1,767)
Net loss attributable to noncontrolling interests from continuing operations	127	166	241	381
Net loss attributable to Las Vegas Sands Corp.	$(368)	$(565)	$(838)	$(1,386)
Earnings (loss) per share - basic:
Loss from continuing operations	$(0.61)	$(0.65)	$(1.20)	$(1.59)
Income (loss) from discontinued operations, net of income taxes	0.13	(0.09)	0.10	(0.22)
Net loss attributable to Las Vegas Sands Corp.	$(0.48)	$(0.74)	$(1.10)	$(1.81)
Earnings (loss) per share - diluted:
Loss from continuing operations	$(0.61)	$(0.65)	$(1.20)	$(1.59)
Income (loss) from discontinued operations, net of income taxes	0.13	(0.09)	0.10	(0.22)
Net loss attributable to Las Vegas Sands Corp.	$(0.48)	$(0.74)	$(1.10)	$(1.81)
Weighted average shares outstanding:
Basic	764	764	764	764
Diluted	764	764	764	764
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions) (Unaudited)
Net loss	$(495)	$(731)	$(1,079)	$(1,767)
Currency translation adjustment	(26)	36	(62)	(30)
Cash flow hedge fair value adjustment	(2)	—	(2)	—
Total comprehensive loss	(523)	(695)	(1,143)	(1,797)
Comprehensive loss attributable to noncontrolling interests	129	166	244	376
Comprehensive loss attributable to Las Vegas Sands Corp.	$(394)	$(529)	$(899)	$(1,421)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at June 30, 2020	$1	$(4,481)	$6,597	$(74)	$1,677	$805	$4,525
Net loss	—	—	—	—	(565)	(166)	(731)
Currency translation adjustment	—	—	—	36	—	—	36
Exercise of stock options	—	—	3	—	—	1	4
Stock-based compensation	—	—	4	—	—	1	5
Other	—	—	1	—	—	—	1
Balance at September 30, 2020	$1	$(4,481)	$6,605	$(38)	$1,112	$641	$3,840

Balance at January 1, 2020	$1	$(4,481)	$6,569	$(3)	$3,101	$1,320	$6,507
Net loss	—	—	—	—	(1,386)	(381)	(1,767)
Currency translation adjustment	—	—	—	(35)	—	5	(30)
Exercise of stock options	—	—	20	—	—	2	22
Stock-based compensation	—	—	15	—	—	3	18
Other	—	—	1	—	—	—	1
Dividends declared ($0.79 per share) and noncontrolling interest payments	—	—	—	—	(603)	(308)	(911)
Balance at September 30, 2020	$1	$(4,481)	$6,605	$(38)	$1,112	$641	$3,840

Balance at June 30, 2021	$1	$(4,481)	$6,634	$(6)	$343	$455	$2,946
Net loss	—	—	—	—	(368)	(127)	(495)
Currency translation adjustment	—	—	—	(24)	—	(2)	(26)
Cash flow hedge fair value adjustment	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	5	—	—	1	6
Balance at September 30, 2021	$1	$(4,481)	$6,639	$(32)	$(25)	$327	$2,429

Balance at January 1, 2021	$1	$(4,481)	$6,611	$29	$813	$565	$3,538
Net loss	—	—	—	—	(838)	(241)	(1,079)
Currency translation adjustment	—	—	—	(59)	—	(3)	(62)
Cash flow hedge fair value adjustment	—	—	—	(2)	—	—	(2)
Exercise of stock options	—	—	15	—	—	4	19
Stock-based compensation	—	—	13	—	—	2	15
Balance at September 30, 2021	$1	$(4,481)	$6,639	$(32)	$(25)	$327	$2,429
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020

	(In millions) (Unaudited)
Cash flows from operating activities from continuing operations:
Net loss from continuing operations	$(1,154)	$(1,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	775	745
Amortization of leasehold interests in land	42	41
Amortization of deferred financing costs and original issue discount	38	32
Change in fair value of derivative asset/liability	(1)	—
Loss on modification or early retirement of debt	137	—
Loss on disposal or impairment of assets	8	36
Stock-based compensation expense	15	17
Provision for credit losses	9	52
Foreign exchange (gain) loss	22	(29)
Deferred income taxes	(17)	(40)
Changes in operating assets and liabilities:
Accounts receivable	72	323
Other assets	(12)	(3)
Accounts payable	(15)	(76)
Other liabilities	(264)	(740)
Net cash used in operating activities from continuing operations	(345)	(1,239)
Cash flows from investing activities from continuing operations:
Capital expenditures	(640)	(998)
Proceeds from disposal of property and equipment	7	1
Acquisition of intangible assets	(5)	—
Net cash used in investing activities from continuing operations	(638)	(997)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	19	22
Dividends paid and noncontrolling interest payments	—	(911)
Proceeds from long-term debt (Note 3)	2,451	1,945
Repayments of long-term debt (Note 3)	(1,852)	(451)
Payments of financing costs	(36)	(30)
Make-whole premium on early extinguishment of debt (Note 3)	(131)	—
Transactions with discontinued operations	111	(133)
Net cash generated from financing activities from continuing operations	562	442
Cash flows from discontinued operations:
Net cash generated from (used in) operating activities	159	(77)
Net cash used in investing activities	(45)	(80)
Net cash provided (to) by continuing operations and (used in) financing activities	(112)	133
Net cash generated from (used in) discontinued operations	2	(24)
Effect of exchange rate on cash, cash equivalents and restricted cash	(17)	(26)
Decrease in cash, cash equivalents and restricted cash	(436)	(1,844)
Cash, cash equivalents and restricted cash at beginning of period	2,137	4,242
Cash, cash equivalents and restricted cash at end of period	1,701	2,398
Less: cash, cash equivalents and restricted cash at end of period for discontinued operations	(41)	(34)
Cash, cash equivalents and restricted cash at end of period for continuing operations	$1,660	$2,364
Supplemental disclosure of cash flow information from continuing operations:
Cash payments for interest, net of amounts capitalized	$534	$379
Cash payments for taxes, net of refunds	$84	$125
Change in construction payables	$(103)	$(35)
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
Macao
Visitation to the Macao Special Administrative Region (“Macao”) of the People’s Republic of China (“China”) has decreased substantially as a result of various government policies limiting or discouraging travel. As of the date of this report, other than people from mainland China who in general may enter Macao without quarantine subject to them holding the appropriate travel documents, a negative COVID-19 test result and a green health-code, there remains in place a complete ban on entry or a need to undergo various quarantine requirements depending on the person’s residency and recent travel history. The Company’s operations in Macao will continue to be impacted and subject to changes in the government policies of Macao, China, Hong Kong and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19.
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
As of the date of this report, most businesses are allowed to remain open, subject to social distancing and health code checking requirements as designated by the Macao government.
In support of the Macao government’s initiatives to fight the COVID-19 Pandemic, the Company provided one tower (approximately 2,100 hotel rooms) at the Sheraton Grand Macao to the Macao government to house individuals who returned to Macao for quarantine purposes. This tower has been utilized for quarantine purposes on several occasions during 2020 and 2021. From October 4, 2021, an additional tower (approximately 1,800 hotel rooms) at the Sheraton Grand Macao was provided.
The Company’s Macao gaming operations remained open during the nine months ended September 30, 2021, compared to the same period in 2020 when the Company’s Macao gaming operations were suspended from February 5, 2020 to February 19, 2020 due to a government mandate, except for gaming operations at The Londoner Macao, which resumed on February 27, 2020. Some of the Company’s Macao hotel facilities were also closed

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
during the casino suspension in response to the decrease in visitation and were gradually reopened from February 20, 2020, with the exception of the Conrad Macao at The Londoner Macao (the “Conrad hotel”), which reopened on June 13, 2020.
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
The Company’s operations in Macao have been significantly impacted by the reduced visitation to Macao. The Macao government announced total visitation from mainland China to Macao decreased to 1.6 million visits during the quarter ended March 31, 2021, from 2.3 million visits during the quarter ended March 31, 2020, and increased to a total of 2.0 million visits during the quarter ended June 30, 2021, from approximately 46,000 visits during the quarter ended June 30, 2020. Total visitation increased to a total of approximately 1.1 million visits in July and August 2021 as compared to 267,000 visits during the same two-month period in 2020. The Macao government also announced gross gaming revenue increased by 75.6% during the nine months ended September 30, 2021, as compared to the same period in 2020.
Singapore
As of the date of this report, entry into Singapore is largely limited to Singapore citizens and permanent residents, with certain visitors allowed from specified countries on a quarantine-free basis, subject to certain requirements and health control measures. Additionally, there are no stay-at-home orders or curfews except for certain individuals arriving into Singapore who are subject to quarantine and individuals who may be assessed to have been exposed to COVID-19 as a result of the government’s contact tracing efforts. All operations are currently subject to limited capacities and other social distancing measures. Effective October 13, 2021, only fully vaccinated individuals or those with a valid negative pre-event test result are allowed to enter the casino and other attractions.
Singapore started administering the COVID-19 vaccine to front-line health workers on December 30, 2020, and continues to roll-out the vaccine to the general population.
The Company’s operations at Marina Bay Sands will continue to be impacted and subject to changes in the government policies of Singapore and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19. These government policies will continue to impact (i) the number of people allowed at business-to-business events, sporting events and live performances; (ii) closure or limited seating at food and beverage or entertainment establishments; and (iii) casino capacity limits, among other restrictions. During the nine months ended September 30, 2021, gaming operations at Marina Bay Sands were closed on May 17 until May 18, 2021 and on July 22 until August 4, 2021 due to pandemic-related measures in consultation with the Singapore government authorities.
As a result of the border closures, visitation to Marina Bay Sands continues to be impacted by the effects of the COVID-19 Pandemic. The Singapore Tourism Board (“STB”) announced total visitation to Singapore decreased to approximately 70,000 visits during the quarter ended March 31, 2021, as compared to 2.7 million visits during the same period in 2020, and increased to approximately 50,000 visits during the quarter ended June 30, 2021, as compared to 4,000 visits during the same period in 2020. Total visitation increased to a total of approximately 34,000 visits in July and August 2021 as compared to 16,000 visits during the same two-month period in 2020.
Las Vegas
Effective June 1, 2021, pursuant to State of Nevada and Nevada Gaming Control Board decisions, all capacity limits, restrictions on large gatherings and other restrictions, which had been implemented in response to the impact of the COVID-19 Pandemic, were lifted and the Company’s Las Vegas Operating Properties are operating under pre-pandemic guidelines.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Las Vegas started administering the COVID-19 vaccine in early 2021 and, effective April 5, 2021, all individuals, 16 and older are eligible to receive the vaccine.
During the nine months ended September 30, 2021, the Company’s Las Vegas Operating Properties were open subject to various capacity limits in place at various times throughout the year. This compares to the same period in 2020 when the Company’s Las Vegas Operating Properties operations were suspended on March 18, 2020, due to a government mandate, and on June 4, 2020, The Venetian Tower, The Palazzo Tower and select food and beverage outlets reopened, with certain operations subject to reduced capacity. Convention, meeting and certain entertainment related operations remained closed for a portion of the nine months ended September 30, 2020.
Visitation to the Company’s Las Vegas Operating Properties continues to be impacted by the effects of the COVID-19 Pandemic; however, visitation has increased since restrictions have been lifted. The Las Vegas Convention and Visitors Authority announced for the quarters ended March 31, 2021 and June 30, 2021, visitation to Las Vegas decreased to 5.1 million visits and increased to 8.4 million visits, respectively, as compared to 8.4 million visits and 1.3 million visits during the same periods in 2020, respectively. Total visitation increased to a total of 6.3 million visits in July and August 2021, as compared to 3.0 million during the same two-month period in 2020. The Las Vegas Convention and Visitors Authority also announced for the quarters ended March 31, 2021 and June 30, 2021, gross gaming revenue for the Las Vegas Strip decreased to $1.17 billion and increased to $1.75 billion, respectively, as compared to $1.47 billion and $245 million during the same periods in 2020, respectively. Total gross gaming revenue increased to $1.42 billion in July and August 2021, as compared to $647 million during the same two-month period in 2020.
Summary
The disruptions arising from the COVID-19 Pandemic continued to have a significant adverse impact on the Company’s financial condition and operations during the nine months ended September 30, 2021. The duration and intensity of this global health emergency and related disruptions are uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2021 will be material, but cannot be reasonably estimated at this time as it is unknown when the impact of the COVID-19 Pandemic will end, when or how quickly the current travel and operational restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business and the willingness of tourism patrons to spend on travel and entertainment and business patrons to spend on MICE.
While each of the Company’s properties were open and operating at reduced levels due to lower visitation and the implementation of required safety measures during the nine months ended September 30, 2021, the current economic and regulatory environment on a global basis and in each of the Company’s jurisdictions continues to evolve. The Company cannot predict the manner in which governments will react as the global and regional impact of the COVID-19 Pandemic changes over time, which could significantly alter the Company’s current operations.
The Company has a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $1.64 billion and access to $1.50 billion, $2.0 billion and $436 million of available borrowing capacity from the LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Revolving Facility, respectively, and 3.69 billion Singapore dollars (“SGD,” approximately $2.71 billion at exchange rates in effect on September 30, 2021) under the Singapore Delayed Draw Term Facility, exclusively for capital expenditures for the Marina Bay Sands expansion project (subject to restrictions as described in Note 3 — Long-Term Debt), as of September 30, 2021. The Company believes it is able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. The Company has taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow for non-essential items.
Macao Subconcession
Gaming in Macao is administered by the government through concession agreements awarded to three different concessionaires and three subconcessionaires, of which Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd.) is one. These concession agreements expire on June 26, 2022. If VML’s subconcession is not

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
extended or renewed, VML may be prohibited from conducting gaming operations in Macao, and VML could cease to generate revenues from the gaming operations when the subconcession agreement expires on June 26, 2022. In addition, all of VML’s casino premises and gaming-related equipment could be automatically transferred to the Macao government without any compensation to VML. It is possible the Macao government could change or interpret the associated gaming laws in a manner that could negatively impact the Company.
Under the Company’s SCL senior notes indentures, upon the occurrence of any event resulting from any change in Gaming Law (as defined in the indentures) after which none of Sands China Ltd. (“SCL”) subsidiaries own or manage casino or gaming areas or operate casino games of fortune and chance in Macao in substantially the same manner as they are owning or managing casino or gaming areas or operating casino games as of the issue date of the SCL senior notes, for a period of 30 consecutive days or more, and such event has a material adverse effect on the financial condition, business, properties or results of operations of SCL and its subsidiaries, taken as a whole, holders of the SCL senior notes can require the Company to repurchase all or any part of the SCL senior notes at par, plus any accrued and unpaid interest (the “Investor Put Option”).
Additionally, under the 2018 SCL Credit Facility, the events that trigger an Investor Put Option under the SCL senior notes (as described above) would be an event of default, which may result in commitments being immediately cancelled, in whole or in part, and the related outstanding balances and accrued interest, if any, becoming immediately due and payable.
The subconcession not being extended or renewed and the potential impact if holders of the notes and the agent have the ability to, and make the election to, accelerate the repayment of the Company’s debt would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. The Company intends to follow the process for a concession renewal once the process and requirements are announced by the Macao government. The Company is actively monitoring developments with respect to the Macao government’s concession renewal process and continues to believe its subconcession will be extended or renewed beyond June 26, 2022.
Discontinued Operations Held for Sale
On March 2, 2021, the Company entered into definitive agreements to sell its Las Vegas real property and operations, including The Venetian Resort Las Vegas and the Sands Expo and Convention Center (collectively referred to as the “Las Vegas Operations”) for a total enterprise value of $6.25 billion to Pioneer OpCo, LLC, an affiliate of certain funds managed by affiliates of Apollo Global Management, Inc., and VICI Properties L.P. The Company currently anticipates the closing of the transaction in the first quarter of 2022, subject to regulatory review and other closing conditions. Additionally, as discussed in “Note 2 — Held for Sale — Discontinued Operations,” the Company concluded the Las Vegas Operations met the criteria for held for sale and discontinued operations beginning in the first quarter of 2021. As a result, the Las Vegas Operations is presented in the accompanying condensed consolidated statements of operations and cash flows as a discontinued operation for all periods presented. Current and non-current assets and liabilities of the Las Vegas Operations are presented in the accompanying condensed consolidated balance sheets as current assets and liabilities held for sale for all periods presented.
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
Note 2 — Held for Sale — Discontinued Operations
On March 2, 2021, the Company entered into definitive agreements to sell the Las Vegas Operations for an aggregate purchase price of approximately $6.25 billion (the “Las Vegas Sale”) to Pioneer OpCo, LLC (“OpCo”), an affiliate of certain funds managed by affiliates of Apollo Global Management, Inc., and VICI Properties L.P. (“VICI” and together with OpCo, the “Purchasers”). Under the terms of the agreements, OpCo will acquire subsidiaries that hold the operating assets and liabilities of the Las Vegas Operations for approximately $1.05 billion in cash, subject to certain post-closing adjustments, and $1.20 billion in seller financing in the form of a six-year term loan credit and security agreement and VICI will acquire subsidiaries that hold the real estate and real estate-related assets of the Las Vegas Operations for approximately $4.0 billion in cash. The closing of the Las Vegas Sale is subject to customary closing conditions, including regulatory approvals, and is anticipated to close in the first quarter of 2022.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table represents summarized balance sheet information of assets and liabilities held for sale:

	September 30, 2021	December 31, 2020

	(In millions)
Cash and cash equivalents	$41	$39
Accounts receivable, net of provision for credit losses of $54 and $59	106	86
Inventories	8	10
Prepaid expenses and other	27	23
Property and equipment, net	2,843	2,830
Other assets, net	230	234
Total held for sale assets in the balance sheet(1)	$3,255	$3,222

Accounts payable	$21	$9
Construction payables	5	6
Other accrued liabilities	320	232
Long-term debt	2	3
Deferred amounts related to mall sale transactions	339	344
Other long-term liabilities	140	161
Total held for sale liabilities in the balance sheet(1)	$827	$755
 ____________________
(1)All assets and liabilities held for sale were classified as current as it is probable the sale of the Las Vegas Operations will be completed within one year.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table represents summarized income statement information of discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)		(In millions)
Revenues:
Casino	$141	$59	$304	$175
Rooms	142	41	294	177
Food and beverage	70	23	146	104
Convention, retail and other	46	17	84	85
Net revenues	399	140	828	541
Resort operations expenses	172	113	434	380
Provision for credit losses	4	1	7	8
General and administrative	90	66	250	227
Corporate	—	—	—	1
Depreciation and amortization	—	44	25	122
Loss on disposal or impairment of assets	2	3	5	6
Operating income (loss)	131	(87)	107	(203)
Interest expense	(3)	(3)	(10)	(10)
Other income (expense)	(1)	1	—	1
Income (loss) from discontinued operations before income tax	127	(89)	97	(212)
Income tax (expense) benefit	(28)	22	(22)	42
Net income (loss) from discontinued operations presented in the statement of operations	$99	$(67)	$75	$(170)

Adjusted Property EBITDA	$132	$(40)	$136	$(74)
For the three and nine months ended September 30, 2021, the Company’s Las Vegas Operations were classified as a discontinued operation held for sale. The Company applied the intra-period tax allocation rules to allocate the provision for income taxes between continuing operations and discontinued operations using the “with and without” approach. The Company calculated income tax expense from all financial statement components (continuing and discontinued operations), the “with” computation, and compared that to the income tax expense attributable to continuing operations, the “without” computation. The difference between the “with” and “without” computations was allocated to discontinued operations.
The Company’s effective income tax rate from discontinued operations was 22.0% and 22.7% for the three and nine months ended September 30, 2021, respectively. This compares to a (24.7)% and (19.8)% effective income tax rate from discontinued operations for the three and nine months ended September 30, 2020, respectively, which reflects the application of the “with and without” approach consistent with intra-period tax allocation rules. The income tax on discontinued operations reflects a 21% corporate income tax rate on the Company’s Las Vegas Operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 3 — Long-Term Debt
Long-term debt consists of the following:

	September 30, 2021	December 31, 2020

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $9 and $11, respectively)	$1,741	$1,739
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $3 and $4, respectively)	497	496
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $9 and $10, respectively)	991	990
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $7 and $8, respectively)	743	742
Macao Related(1):
4.600% Senior Notes due 2023 (net of unamortized original issue discount and deferred financing costs of $9)	—	1,791
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $10 and $11, respectively)	1,790	1,789
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $7 and $8, respectively)	793	792
2.300% Senior Notes due 2027 (net of unamortized original issue discount and deferred financing costs of $7)	693	—
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $16)	1,884	1,884
2.850% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $7)	643	—
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $9 and $10, respectively)	691	690
3.250% Senior Notes due 2031 (net of unamortized original issue discount and deferred financing costs of $6)	594	—
2018 SCL Credit Facility — Revolving	503	—
Other	27	21
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $46 and $50, respectively)	2,896	3,023
2012 Singapore Credit Facility — Delayed Draw Term (net of unamortized deferred financing costs of $1)	45	46
Other	4	1
	14,535	14,004
Less — current maturities	(73)	(75)
Total long-term debt	$14,462	$13,929
____________________
(1)Unamortized deferred financing costs of $88 million and $91 million as of September 30, 2021 and December 31, 2020, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in other assets, net, in the accompanying condensed consolidated balance sheets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
LVSC Revolving Facility
As of September 30, 2021, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
On September 3, 2021, LVSC entered into an amendment agreement (the “Second Amendment”) with lenders to the LVSC Revolving Credit Agreement. Pursuant to the Second Amendment, the existing LVSC Revolving Credit Agreement was amended to (a) extend the period during which LVSC is not required to maintain a maximum consolidated leverage ratio of 4.0x as of the last day of any fiscal quarter to December 31, 2022; (b) extend the period during which LVSC is required to maintain a specified amount of minimum liquidity as of the last day of each month to December 31, 2022; (c) increase the minimum liquidity amount that LVSC is required to maintain until December 31, 2022 to $700 million; and (d) extend the period during which LVSC is unable to declare or pay any dividend or other distribution, unless liquidity is greater than $1.0 billion on a pro forma basis after giving effect to such dividend or distribution, to December 31, 2022. In addition, pursuant to the Second Amendment and subject to the satisfaction of certain conditions specified therein, the requisite lenders under the existing LVSC Revolving Credit Agreement consented to, and waived any applicable restrictions prohibiting, the consummation of the announced sale of the Las Vegas Operations. Pursuant to the Second Amendment, LVSC paid a customary fee to the lenders that consented.
SCL Senior Notes
On September 23, 2021, SCL issued in a private offering three series of senior unsecured notes in an aggregate principal amount of $1.95 billion, consisting of $700 million of 2.300% Senior Notes due March 8, 2027 (the “2027 SCL Senior Notes”), $650 million of 2.850% Senior Notes due March 8, 2029 (the “2029 SCL Senior Notes”) and $600 million of 3.250% Senior Notes due August 8, 2031 (the “2031 SCL Senior Notes” and, together with the 2027 and 2029 SCL Senior Notes, the “SCL Senior Notes”). SCL used the net proceeds from the offering and cash on hand to redeem in full the outstanding principal amount of its $1.80 billion 4.600% Senior Notes due 2023, any accrued interest and the associated make-whole premium as determined under the related senior notes indenture dated as of August 9, 2018.
The SCL Senior Notes are senior unsecured obligations of SCL. Each series of SCL Senior Notes rank equally in right of payment with all of SCL’s existing and future senior unsecured debt and will rank senior in right of payment to all of SCL’s future subordinated debt, if any. The SCL Senior Notes will be effectively subordinated in right of payment to all of SCL’s future secured debt (to the extent of the value of the collateral securing such debt) and will be structurally subordinated to all of the liabilities of SCL’s subsidiaries. None of SCL’s subsidiaries will guarantee the SCL Senior Notes.
The SCL Senior Notes were issued pursuant to an indenture, dated September 23, 2021 (the “Indenture”), between SCL and U.S. Bank National Association, as trustee. The Indenture contains covenants, subject to customary exceptions and qualifications, that limit the ability of SCL and its subsidiaries to, among other things, incur liens, enter into sale and leaseback transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of SCL’s assets on a consolidated basis. The Indenture also provides for customary events of default.
Under the SCL senior notes indentures, upon the occurrence of any event resulting from any change in Gaming Law (as defined in the indentures) after which none of SCL subsidiaries own or manage casino or gaming areas or operate casino games of fortune and chance in Macao in substantially the same manner as they are owning or managing casino or gaming areas or operating casino games as of the issue date of the SCL senior notes, for a period of 30 consecutive days or more, and such event has a material adverse effect on the financial condition, business, properties or results of operations of SCL and its subsidiaries, taken as a whole, each holder of the SCL senior notes will have the right to require SCL to repurchase all or any part of such holder’s SCL senior notes at par plus accrued and unpaid interest (the “Investor Put Option”). Refer to “Note 1 — Organization and Business of Company” for further information related to the Macao subconcession.
The cost associated with the early termination of the 4.600% Senior Notes due 2023, including the make-whole premium of $131 million and $6 million in original issue discount and deferred financing costs, was recorded

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
to loss on modification or early retirement of debt in the condensed consolidated statement of operations, net, during the three months ended September 30, 2021.
2018 SCL Credit Facility
On January 25, 2021, SCL entered into an agreement with lenders to increase commitments under the 2018 SCL Credit Facility by 3.83 billion Hong Kong dollars (“HKD,” approximately $491 million at exchange rates in effect on September 30, 2021). During the nine months ended September 30, 2021, SCL drew down $48 million and HKD 3.54 billion (approximately $455 million at exchange rates in effect on September 30, 2021) under the facility for general corporate purposes.
As of September 30, 2021, SCL had $2.0 billion of available borrowing capacity under the 2018 SCL Revolving Facility comprised of HKD commitments of 14.09 billion (approximately $1.81 billion at exchange rates in effect on September 30, 2021) and U.S. dollar commitments of $189 million.
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
Under the 2018 SCL Credit Facility, the events that trigger an Investor Put Option under the SCL senior notes (as described above) would be an Event of Default (as defined in the credit agreement), which could result in commitments being immediately cancelled, in whole or in part, and the related outstanding balances and accrued interest, if any, becoming immediately due and payable. Refer to “Note 1 — Organization and Business of Company” for further information related to the Macao subconcession.
2012 Singapore Credit Facility
As of September 30, 2021, Marina Bay Sands Pte. Ltd. (“MBS”) had SGD 593 million (approximately $436 million at exchange rates in effect on September 30, 2021) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee for SGD 157 million (approximately $115 million at exchange rates in effect on September 30, 2021) pursuant to a development agreement.
On September 7, 2021, MBS entered into an amendment letter (the “Second Amendment Letter”) with DBS Bank Ltd. (“DBS”), as agent. The Second Amendment Letter amends the facility agreement originally dated as of June 25, 2012 (as amended, restated, amended and restated, supplemented and otherwise modified, including by the amendment letter, dated as of June 18, 2020 (the "First Amendment Letter"), the “Facility Agreement”), among MBS, the lenders party thereto, DBS, as the agent, and the other parties thereto.
The Second Amendment Letter (a) extends by one year to (and including) December 31, 2022, the waiver period for the requirement for MBS to comply with the financial covenant provisions under the Facility Agreement such that MBS will not have to comply with the leverage or interest coverage covenants for the financial quarters ending, and including, September 30, 2021 through, and including, December 31, 2022 (the “Waiver Period”); (b) extends to March 31, 2022, the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project; and (c) permits MBS to make dividend payments during the Waiver Period of (i) an

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
unlimited amount if the ratio of its debt to consolidated adjusted EBITDA is lower than or equal to 4.25x and (ii) up to SGD 500 million per fiscal year if the ratio of its debt to consolidated adjusted EBITDA is higher than 4.25x, subject to the additional requirements that (a) the aggregate amount of MBS’s cash plus Facility B availability is greater than or equal to SGD 800 million immediately following such dividend payment and (b) MBS’s interest coverage ratio is higher than 3.0x. Pursuant to the Second Amendment Letter, MBS paid a customary fee to the lenders that consented.
As of September 30, 2021, SGD 3.69 billion (approximately $2.71 billion at exchange rates in effect on September 30, 2021) remains available to be drawn under the Singapore Delayed Draw Term Facility. If the construction cost estimate and construction schedule to the MBS Expansion Project are not delivered by the extended deadline, the Company will not be permitted to make further draws on the Singapore Delayed Draw Term Facility after March 31, 2022 until these items are delivered to lenders.
Debt Covenant Compliance
As of September 30, 2021, management believes the Company was in compliance with all debt covenants. The Company amended its credit facilities to, among other things, waive the Company’s requirement to comply with certain financial covenant ratios through December 31, 2022 for LVSC and MBS and January 1, 2023 for SCL, which include a maximum leverage ratio or net debt to trailing twelve-months adjusted earnings before interest, income taxes, depreciation and amortization, calculated in accordance with the respective credit agreement, of 4.0x, 4.0x and 4.5x under the LVSC Revolving Facility, 2018 SCL Credit Facility and 2012 Singapore Credit Facility, respectively. The Company’s compliance with its financial covenants for periods beyond December 31, 2022 for MBS and LVSC and January 1, 2023 for SCL, could be affected by certain factors beyond the Company’s control, such as the impact of the COVID-19 Pandemic, including current travel and border restrictions continuing in the future. The Company will pursue additional waivers to meet the required financial covenant ratios for periods beyond their current deadlines, if deemed necessary.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Nine Months Ended September 30,
	2021	2020

	(In millions)
Proceeds from 2027, 2029 and 2031 SCL Senior Notes	$1,946	$—
Proceeds from 2026 and 2030 SCL Senior Notes	—	1,496
Proceeds from 2018 SCL Credit Facility	505	403
Proceeds from 2012 Singapore Credit Facility - Delayed Draw Term	—	46
	$2,451	$1,945

Repayment on 2023 SCL Senior Notes	$(1,800)	$—
Repayments on 2018 SCL Credit Facility	—	(404)
Repayments on 2012 Singapore Credit Facility	(46)	(45)
Repayments on Other Long-Term Debt	(6)	(2)
	$(1,852)	$(451)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of September 30, 2021 and December 31, 2020, was approximately $15.09 billion and $15.15 billion, respectively, compared to its contractual value of $14.65 billion and $14.12 billion, respectively. The estimated fair value of the Company’s long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 4 — Derivative Instruments
During the three months ended September 30, 2021, the Company entered into two foreign currency swap agreements. The objective of both agreements is to manage the risk of changes in cash flows resulting from foreign currency gains/losses realized upon remeasurement of U.S. dollar denominated SCL senior notes by swapping a specified amount of Hong Kong dollars for U.S. dollars at the contractual spot rate. The terms in one of the contracts did not effectively match the terms of the related SCL senior notes; thus, it was not designated as hedging (the “Non-Hedging Swap”). The remaining contract was designated as a hedge of the cash flows related to a portion of the SCL senior notes (the “Hedging Swap,” and together with the Non-Hedging Swap, the “FX Swaps”). The Non-Hedging Swap and the Hedging Swap have a total notional value of $500 million and $1.0 billion, respectively, and expire in August 2023 and August 2025, respectively.
The total fair value of the FX Swaps is recorded as an asset in other assets, net. The fair value of the FX Swaps was estimated using Level 2 inputs from recently reported market transactions of foreign currency exchange rates. For the Hedging Swap, the changes in fair value of the derivative were recognized as other comprehensive income in the accompanying condensed consolidated balance sheets. Additionally, the foreign currency gains/losses incurred from the remeasurement of the portion of the SCL senior notes being hedged were also recognized in other comprehensive income. For the Non-Hedging Swap the changes in fair value of the derivative were recorded in other income in the accompanying condensed consolidated statements of operations.
Note 5 — Accounts Receivable, Net and Customer Contract Related Liabilities
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Accounts receivable, net, consists of the following:

	September 30, 2021	December 31, 2020

	(In millions)
Casino	$332	$415
Rooms	7	9
Mall	52	49
Other	17	34
	408	507
Less - provision for credit losses	(241)	(255)
	$167	$252
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	2021	2020

	(In millions)
Balance at January 1	$255	$220
Current period provision for credit losses	9	52
Write-offs	(20)	(33)
Exchange rate impact	(3)	(3)
Balance at September 30	$241	$236
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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2021	2020	2021	2020	2021	2020

	(In millions)
Balance at January 1	$197	$510	$62	$63	$633	$591
Balance at September 30	112	305	63	62	599	645
Increase (decrease)	$(85)	$(205)	$1	$(1)	$(34)	$54
____________________
(1)Of this amount, $148 million and $152 million as of September 30 and January 1, 2021, respectively, and $152 million and $154 million as of September 30 and January 1, 2020, respectively, relate to mall deposits that are accounted for based on lease terms usually greater than one year.
Note 6 — Equity and Earnings Per Share
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
Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	764	764	764	764
Potential dilution from stock options and restricted stock and stock units	—	—	—	—
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	764	764	764	764
Antidilutive stock options excluded from the calculation of diluted earnings per share	9	9	8	9
Note 7 — Income Taxes
The Company’s effective income tax rate from continuing operations was (1.6)% for the nine months ended September 30, 2021, compared to (0.2)% for the nine months ended September 30, 2020. The effective income tax rate for the nine months ended September 30, 2021, reflects a 17% statutory tax rate on the Company’s Singapore operations and a 21% corporate income tax rate on its domestic operations. The Company's operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, the Company’s subsidiaries in Macao and its peers receive an income tax exemption on gaming operations through June 2022. During the nine months ended September 30, 2021, the Company recorded a valuation allowance of $20 million related to certain U.S. foreign tax credits, which it no longer expects to utilize due to lower forecasted U.S. taxable income in years following the sale of the Las Vegas Operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 8 — Leases
Lessor
Lease revenue for the Company’s mall operations consists of the following:

	Three months ended September 30,
	2021		2020
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$124	$—	$132	$—
Overage rents	34	—	7	—
Rent concessions(1)	(16)	—	(78)	—
Total overage rents and rent concessions	18	—	(71)	—
	$142	$—	$61	$—

	Nine months ended September 30,
	2021		2020
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$381	$1	$395	$1
Overage rents	68	—	13	—
Rent concessions(1)	(53)	—	(248)	—
Other(2)	6	—	—	—
Total overage rents, rent concessions and other	21	—	(235)	—
	$402	$1	$160	$1
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
On January 19, 2012, AAEC filed another claim (the “Macao Action”) with the Macao Judicial Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim was for 3.0 billion patacas (approximately $374 million at exchange rates in effect on September 30, 2021). The Macao Action alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao Action with the Macao Judicial Court and amended the defense on January 4, 2013.
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
On July 15, 2019, AAEC submitted a request to the Macao Judicial Court to increase the amount of its claim to 96.45 billion patacas (approximately $12.03 billion at exchange rates in effect on September 30, 2021), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022 in due course at the enforcement stage. On September 4, 2019, the Macao Judicial Court allowed AAEC’s request to increase the amount of its claim. On September 17, 2019, the U.S. Defendants appealed the decision granting AAEC’s request and that appeal is currently pending.
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
On June 18, 2020, the U.S. Defendants moved to reschedule the trial, which had been scheduled to begin on September 16, 2020, due to travel disruptions and other extraordinary circumstances resulting from the ongoing COVID-19 Pandemic. The Macao Judicial Court granted that motion and rescheduled the trial to begin on June 16, 2021. On April 16, 2021, the U.S. Defendants again moved to reschedule the trial because continued travel disruptions resulting from the pandemic prevented the representatives of the U.S. Defendants and certain witnesses from attending the trial as scheduled. Plaintiff opposed that motion on April 29, 2021. The Macao Judicial Court denied the U.S. Defendants’ motion on May 28, 2021, concluding that, under Macao law, it lacked the power to reschedule the trial absent agreement of the parties. The U.S. Defendants appealed that ruling on June 16, 2021, and that appeal is currently pending.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The trial began as scheduled on June 16, 2021. The Macao Judicial Court heard testimony on June 16, 17, 23, and July 1. By order dated June 17, 2021, the Macao Judicial Court scheduled additional trial dates during September, October and December 2021 to hear witnesses who are currently subject to COVID-19 travel restrictions that prevent or severely limit their ability to enter Macao. That order also provided a procedure for the parties to request written testimony from witnesses who are not able to travel to Macao on those dates. On June 28, 2021, the U.S. Defendants sought clarification of certain aspects of that ruling concerning procedures for written testimony and appealed aspects of that ruling setting limits on written testimony, imposing a deadline for in-person testimony, and rejecting the U.S. Defendants’ request to have witnesses testify via video conference. On July 9, 2021, the Macao Judicial Court issued an order clarifying the procedure for written testimony. The U.S. Defendants’ appeal on the remainder of the Macao Judicial Court’s June 17, 2021 order is currently pending.
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on September 30, 2021) based on Plaintiff’s July 15, 2019 amendment of its claim amount. By motion dated July 20, 2021, the U.S. Defendants moved the Macao Judicial Court for an order withdrawing that invoice on the grounds that it was procedurally improper and conflicted with rights guaranteed in Macao’s Basic Law. The Macao Judicial Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021, and that appeal is currently pending.
On September 6, 2021, Plaintiff notified the Macao Judicial Court that it would not be bringing any additional witnesses to testify in-person on the scheduled hearing dates. In submissions dated September 6 and September 20, 2021, Defendants notified the Macao Judicial Court that certain witnesses were unable to attend the September hearing dates due to ongoing travel restrictions related to the COVID-19 Pandemic. By orders dated September 11 and September 23, 2021, the Macao Judicial Court cancelled the various hearing dates scheduled in September.
Trial in the Macao Action resumed on October 8, 2021 with additional in-person hearing dates scheduled during October and December 2021.
Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
The Daniels Family 2001 Revocable Trust v. LVSC, et al.
On October 22, 2020, The Daniels Family 2001 Revocable Trust, a putative purchaser of the Company’s shares, filed a purported class action complaint in the U.S. District Court against LVSC, Sheldon G. Adelson and Patrick Dumont. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and alleges that LVSC made materially false or misleading statements, or failed to disclose material facts, from February 27, 2016 through September 15, 2020, with respect to its operations at the Marina Bay Sands, its compliance with Singapore laws and regulations, and its disclosure controls and procedures. On January 5, 2021, the U.S. District Court entered an order appointing Carl S. Ciaccio and Donald M. DeSalvo as lead plaintiffs (“Lead Plaintiffs”). On March 8, 2021, Lead Plaintiffs filed a purported class action amended complaint against LVSC, Sheldon G. Adelson, Patrick Dumont, and Robert G. Goldstein, alleging similar violations of Sections 10(b) and 20(a) of the Exchange Act over the same time period of February 27, 2016 through September 15, 2020. On March 22, 2021, the U.S. District Court granted Lead Plaintiffs’ motion to substitute Dr. Miriam Adelson, in her capacity as the Special Administrator for the estate of Sheldon G. Adelson, for Sheldon G. Adelson as a defendant in this action. On May 7, 2021, the defendants filed a motion to dismiss the amended complaint. Lead Plaintiffs filed an opposition to the motion to dismiss on July 6, 2021, and the defendants filed their reply on August 5, 2021. All briefing on the motion to dismiss is complete and the motion is pending before the U.S. District Court. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

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
Note 10 — Segment Information
The Company’s principal operating and developmental activities occur in two geographic areas: Macao and Singapore. The Company reviews the results of operations and construction and development activities for each of its operating segments: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; Sands Macao; and Marina Bay Sands. The Company has included Ferry Operations and Other (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to its properties in Macao) and Corporate and Other to reconcile to the condensed consolidated results of operations and financial condition. The operations that comprised the Company’s former Las Vegas Operating Properties reportable business segment were classified as a discontinued operation and the information below for the three and nine months ended June 30, 2021 and 2020, excludes these results.
The Company’s segment information for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Three Months Ended September 30, 2021
Macao:
The Venetian Macao	$176	$18	$6	$49	$4	$253
The Londoner Macao	80	22	6	13	2	123
The Parisian Macao	75	12	4	10	1	102
The Plaza Macao and Four Seasons Macao	44	11	3	52	1	111
Sands Macao	16	2	2	—	—	20
Ferry Operations and Other	—	—	—	—	7	7
	391	65	21	124	15	616
Marina Bay Sands	142	35	21	41	10	249
Intercompany royalties(1)	—	—	—	—	16	16
Intercompany eliminations(2)	—	—	—	—	(24)	(24)
Total net revenues	$533	$100	$42	$165	$17	$857

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Three Months Ended September 30, 2020
Macao:
The Venetian Macao	$32	$3	$2	$28	$3	$68
The Londoner Macao	5	2	3	9	3	22
The Parisian Macao	26	4	3	6	1	40
The Plaza Macao and Four Seasons Macao	10	1	—	13	1	25
Sands Macao	11	—	1	—	—	12
Ferry Operations and Other	—	—	—	—	4	4
	84	10	9	56	12	171
Marina Bay Sands	197	25	22	28	9	281
Intercompany royalties(1)	—	—	—	—	11	11
Intercompany eliminations(2)	—	—	—	(1)	(16)	(17)
Total net revenues	$281	$35	$31	$83	$16	$446

Nine Months Ended September 30, 2021
Macao:
The Venetian Macao	$749	$61	$19	$144	$11	$984
The Londoner Macao	304	69	22	43	11	449
The Parisian Macao	203	41	13	30	3	290
The Plaza Macao and Four Seasons Macao	233	34	12	125	2	406
Sands Macao	84	7	4	1	1	97
Ferry Operations and Other	—	—	—	—	22	22
	1,573	212	70	343	50	2,248
Marina Bay Sands	668	99	78	127	30	1,002
Intercompany royalties(1)	—	—	—	—	66	66
Intercompany eliminations(2)	—	—	—	(1)	(89)	(90)
Total net revenues	$2,241	$311	$148	$469	$57	$3,226

Nine Months Ended September 30, 2020
Macao:
The Venetian Macao	$288	$25	$8	$75	$15	$411
The Londoner Macao	129	29	12	25	7	202
The Parisian Macao	111	18	9	16	4	158
The Plaza Macao and Four Seasons Macao	101	6	4	39	1	151
Sands Macao	80	3	3	1	1	88
Ferry Operations and Other	—	—	—	—	22	22
	709	81	36	156	50	1,032
Marina Bay Sands	643	100	65	73	35	916
Intercompany royalties(1)	—	—	—	—	46	46
Intercompany eliminations(2)	—	—	—	(1)	(68)	(69)
Total net revenues	$1,352	$181	$101	$228	$63	$1,925

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
____________________
(1)Royalties earned from foreign operations, which were previously included in the Las Vegas Operating Properties and will continue post-closing of the sale.
(2)Intercompany eliminations include royalties and other intercompany services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$—	$1	$2	$3
The Londoner Macao	1	—	1	—
Ferry Operations and Other	5	4	17	16
	6	5	20	19
Marina Bay Sands	2	1	4	4
Intercompany royalties	16	11	66	46
Total intersegment revenues	$24	$17	$90	$69

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$40	$(78)	$230	$(126)
The Londoner Macao	(33)	(71)	(61)	(150)
The Parisian Macao	5	(40)	(3)	(124)
The Plaza Macao and Four Seasons Macao	42	(15)	156	(5)
Sands Macao	(21)	(26)	(52)	(58)
Ferry Operations and Other	(1)	(3)	(6)	(15)
	32	(233)	264	(478)
Marina Bay Sands	15	70	271	239
Consolidated adjusted property EBITDA(1)	47	(163)	535	(239)
Other Operating Costs and Expenses
Stock-based compensation(2)	—	(2)	(8)	(10)
Corporate	(64)	(33)	(169)	(145)
Pre-opening	(6)	(5)	(15)	(14)
Development	(13)	(3)	(59)	(18)
Depreciation and amortization	(262)	(248)	(775)	(745)
Amortization of leasehold interests in land	(14)	(14)	(42)	(41)
Loss on disposal or impairment of assets	(4)	(55)	(18)	(62)
Operating loss	(316)	(523)	(551)	(1,274)
Other Non-Operating Costs and Expenses
Interest income	1	3	3	20
Interest expense, net of amounts capitalized	(157)	(134)	(469)	(376)
Other income (expense)	(12)	(5)	(19)	29
Loss on modification or early retirement of debt	(137)	—	(137)	—
Income tax (expense) benefit	27	(5)	19	4
Net loss from continuing operations	$(594)	$(664)	$(1,154)	$(1,597)
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
(2)During the three months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense of $3 million and $6 million, respectively, of which $3 million and $4 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2021 and 2020, the company recorded stock-based compensation expense of $17 million and $19 million, respectively, of which $9 million and $9 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

	Nine Months Ended September 30,
	2021	2020

	(In millions)
Capital Expenditures
Corporate and Other	$25	$4
Macao:
The Venetian Macao	50	103
The Londoner Macao	440	591
The Parisian Macao	3	9
The Plaza Macao and Four Seasons Macao	15	147
Sands Macao	4	6
Ferry Operations and Other	1	1
	513	857
Marina Bay Sands	102	137
Total capital expenditures	$640	$998

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
Visitation to the Macao Special Administrative Region (“Macao”) of the People’s Republic of China (“China”) has decreased substantially as a result of various government policies limiting or discouraging travel. As of the date of this report, other than people from mainland China who in general may enter Macao without quarantine subject to them holding the appropriate travel documents, a negative COVID-19 test result and a green health-code, there remains in place a complete ban on entry or a need to undergo various quarantine requirements depending on the person’s residency and recent travel history. Our operations in Macao will continue to be impacted and subject to changes in the government policies of Macao, China, Hong Kong and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19.
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
As of the date of this report, most businesses are allowed to remain open, subject to social distancing and health code checking requirements as designated by the Macao government.
In support of the Macao government’s initiatives to fight the COVID-19 Pandemic, we provided one tower (approximately 2,100 hotel rooms) at the Sheraton Grand Macao to the Macao government to house individuals who returned to Macao for quarantine purposes. This tower has been utilized for quarantine purposes on several occasions during 2020 and 2021. From October 4, 2021, an additional tower (approximately 1,800 hotel rooms) at the Sheraton Grand Macao was provided.
Our Macao gaming operations remained open during the nine months ended September 30, 2021, compared to the same period in 2020 when our Macao gaming operations were suspended from February 5, 2020 to February 19, 2020 due to a government mandate, except for gaming operations at The Londoner Macao, which resumed on February 27, 2020. Some of our Macao hotel facilities were also closed during the casino suspension in response to the decrease in visitation and were gradually reopened from February 20, 2020, with the exception of the Conrad Macao, at The Londoner Macao (the “Conrad hotel”), which reopened on June 13, 2020.
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

Our Macao operations have been significantly impacted by the reduced visitation to Macao. The Macao government announced total visitation from mainland China to Macao decreased to 1.6 million visits during the quarter ended March 31, 2021, from 2.3 million visits during the quarter ended March 31, 2020, and increased to a total of 2.0 million visits during the quarter ended June 30, 2021, from approximately 46,000 visits during the quarter ended June 30, 2020. Total visitation increased to a total of approximately 1.1 million visits in July and August 2021 as compared to 267,000 visits during the same two-month period in 2020. The Macao government also announced gross gaming revenue increased by 75.6% during the nine months ended September 30, 2021, as compared to the same period in 2020.
As of the date of this report, entry into Singapore is largely limited to Singapore citizens and permanent residents, with certain visitors allowed from specified countries on a quarantine-free basis, subject to certain requirements and health control measures. Additionally, there are no stay-at-home orders or curfews except for certain individuals arriving into Singapore who are subject to quarantine and individuals who may be assessed to have been exposed to COVID-19 as a result of the government’s contact tracing efforts. All operations are currently subject to limited capacities and other social distancing measures. Effective October 13, 2021, only fully vaccinated individuals or those with a valid negative pre-event test result are allowed to enter the casino and other attractions.
Singapore started administering the COVID-19 vaccine to front-line health workers on December 30, 2020, and continues to roll-out the vaccine to the general population.
Our operations at Marina Bay Sands will continue to be impacted and subject to changes in the government policies of Singapore and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19. These government policies will continue to impact (i) the number of people allowed at business-to-business events, sporting events and live performances; (ii) closure or limited seating at food and beverage or entertainment establishments; and (iii) casino capacity limits, among other restrictions. During the nine months ended September 30, 2021, gaming operations at Marina Bay Sands were closed on May 17 until May 18, 2021 and on July 22 until August 4, 2021 due to pandemic-related measures in consultation with the Singapore government authorities.
As a result of the border closures, visitation to Marina Bay Sands continues to be impacted by the effects of the COVID-19 Pandemic. The Singapore Tourism Board (“STB”) announced total visitation to Singapore decreased to approximately 70,000 visits during the quarter ended March 31, 2021, as compared to 2.7 million visits during the same period in 2020, and increased to approximately 50,000 visits during the quarter ended June 30, 2021, as compared to 4,000 visits during the same period in 2020. Total visitation increased to a total of approximately 34,000 visits in July and August 2021 as compared to 16,000 visits during the same two-month period in 2020.
Effective June 1, 2021, pursuant to State of Nevada and Nevada Gaming Control Board decisions, all capacity limits, restrictions on large gatherings and other restrictions, which had been implemented in response to the impact of the COVID-19 Pandemic, were lifted and our Las Vegas Operating Properties are operating under pre-pandemic guidelines.
Las Vegas started administering the COVID-19 vaccine in early 2021 and, effective April 5, 2021, all individuals, 16 and older are eligible to receive the vaccine.
During the nine months ended September 30, 2021, our Las Vegas Operating Properties were open subject to various capacity limits in place at various times throughout the year. This compares to the same period in 2020 when our Las Vegas Operating Properties operations were suspended on March 18, 2020, due to a government mandate, and on June 4, 2020, The Venetian Tower, The Palazzo Tower and select food and beverage outlets reopened, with certain operations subject to reduced capacity. Convention, meeting and certain entertainment related operations remained closed for a portion of the nine months ended September 30, 2020.
Visitation to our Las Vegas Operating Properties continues to be impacted by the effects of the COVID-19 Pandemic; however, visitation has increased as restrictions have been lifted. The Las Vegas Convention and Visitors Authority announced for the quarters ended March 31, 2021 and June 30, 2021, visitation to Las Vegas decreased to 5.1 million visits and increased to 8.4 million visits, respectively, as compared to 8.4 million visits and 1.3 million visits during the same periods in 2020, respectively. Total visitation increased to a total of 6.3 million visits in July and August 2021, as compared to 3.0 million during the same two-month period in 2020. The Las Vegas Convention and Visitors Authority also announced for the quarters ended March 31, 2021 and June 30, 2021, gross gaming revenue for the Las Vegas Strip decreased to $1.17 billion and increased to $1.75 billion, respectively, as compared to $1.47 billion and $245 million during the same periods in 2020, respectively. Total gross gaming revenue increased to $1.42 billion in July and August 2021, as compared to $647 million during the same two-month period in 2020.
At our Macao properties and Marina Bay Sands, we are adhering to social distancing requirements, which include reduced seating at table games and a decreased number of active slot machines on the casino floor. Additionally, there is uncertainty around the impact the COVID-19 Pandemic will continue to have on operations in future periods. If our Integrated Resorts are not permitted to resume normal operations, travel restrictions such as those related to the China Individual Visit Scheme and other global restrictions on inbound travel from other countries are not modified or eliminated, or the global response to contain the COVID-19 Pandemic escalates or is unsuccessful, our operations, cash flows and financial condition will be further materially impacted.
While our Macao and Singapore properties were open and operating at reduced levels due to lower visitation and the implementation of required safety measures as described above during the nine months ended September 30, 2021, the current economic and regulatory environment on a global basis and in each of our jurisdictions continues to evolve. We cannot predict the manner in which governments will react as the global and regional impact of the COVID-19 Pandemic changes over time, which could significantly alter our current operations.
We have a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $1.64 billion and access to $1.50 billion, $2.0 billion and $436 million of available borrowing capacity from our LVSC Revolving Facility, 2018 SCL Revolving Facility and 2012 Singapore Revolving Facility, respectively, and 3.69 billion Singapore dollars (“SGD,” approximately $2.71 billion at exchange rates in effect on September 30, 2021) under our Singapore Delayed Draw Term Facility, exclusively for capital expenditures for the Marina Bay Sands expansion project (subject to restrictions as described further below under Development Projects), as of September 30, 2021. We believe we are able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow of non-essential items.
Operations
We view each of our Integrated Resort properties as an operating segment. Our operating segments in Macao consist of The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; and the Sands Macao. Our operating segment in Singapore is Marina Bay Sands.
On March 2, 2021, we entered into definitive agreements to sell our Las Vegas real property and operations, including The Venetian Resort Las Vegas and the Sands Expo and Convention Center, for a total enterprise value of $6.25 billion to Pioneer OpCo, LLC, an affiliate of certain funds managed by affiliates of Apollo Global Management, Inc., and VICI Properties L.P, a subsidiary of VICI Properties Inc. The closing of the transaction is subject to regulatory review and other closing conditions and we anticipate the closing of the transaction in the first quarter of 2022.
Macao Subconcession
Gaming in Macao is administered by the government through concession agreements awarded to three different concessionaires and three subconcessionaires, of which Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd.) is one. These concession agreements expire on June 26, 2022. If VML’s subconcession is not extended or renewed, VML may be prohibited from conducting gaming operations in Macao, and VML could cease to generate revenues from the gaming operations when the subconcession agreement expires on June 26, 2022. In addition, all of VML’s casino premises and gaming-related equipment could be automatically transferred to the Macao government without any compensation to VML. It is possible the Macao government could change or interpret the associated gaming laws in a manner that could negatively impact us.
Under our SCL senior notes indentures, upon the occurrence of any event resulting from any change in Gaming Law (as defined in the indentures) after which none of Sands China Ltd. (“SCL”) subsidiaries own or manage casino or gaming areas or operate casino games of fortune and chance in Macao in substantially the same manner as they are owning or managing casino or gaming areas or operating casino games as of the issue date of the SCL senior notes, for a period of 30 consecutive days or more, and such event has a material adverse effect on the financial condition, business, properties or results of operations of SCL and its subsidiaries, taken as a whole, holders of the SCL senior notes can require us to repurchase all or any part of the SCL senior notes at par, plus any accrued and unpaid interest (the “Investor Put Option”).
Additionally, under the 2018 SCL Credit Facility, the events that trigger an Investor Put Option under the SCL senior notes (as described above) would be an event of default, which may result in commitments being immediately cancelled, in whole or in part, and the related outstanding balances and accrued interest, if any, becoming immediately due and payable.
The subconcession not being extended or renewed and the potential impact if holders of the notes and the agent have the ability to, and make the election to, accelerate the repayment of our debt would have a material adverse effect on our business, financial condition, results of operations and cash flows. We intend to follow the process for a concession renewal once the process and requirements are announced by the Macao government. We are actively monitoring developments with respect to the Macao government’s concession renewal process and continue to believe our subconcession will be extended or renewed beyond June 26, 2022.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2020 Annual Report on Form 10-K filed on February 5, 2021.
There were no newly identified significant accounting estimates during the nine months ended September 30, 2021, nor were there any material changes to the critical accounting policies and estimates discussed in our 2020 Annual Report.
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

We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.15% to 3.45% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 26.7%, 21.6%, 22.3%, 22.1%, 16.9% and 16.6% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 3.9%, 3.9%, 3.3%, 5.7%, 3.3% and 4.3% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 15.2% and 8.1%, respectively, of our table games play was conducted on a credit basis for the nine months ended September 30, 2021.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued (credit instruments) deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Based upon our mix of table games, our table games are expected to produce a win percentage of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Our slot machines have produced a trailing 12-month hold percentage of 8.4%. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 53.9% of our table games play at our Las Vegas Operating Properties, for the nine months ended September 30, 2021, was conducted on a credit basis.
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
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Summary Financial Results
Our financial results have improved as a result of increased visitation as COVID-19 Pandemic travel restrictions have been lifted in some jurisdictions, and social distancing measures and operating capacity limitations have eased. See “COVID-19 Pandemic” for further information. Net revenues for the three months ended September 30, 2021, were $857 million, compared to $446 million for the three months ended September 30, 2020.

Operating loss was $316 million for the three months ended September 30, 2021, compared to $523 million for the three months ended September 30, 2020. Net loss from continuing operations was $594 million for the three months ended September 30, 2021, compared to $664 million for the three months ended September 30, 2020.
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended September 30,
	2021	2020	Percent Change

	(Dollars in millions)
Casino	$533	$281	89.7%
Rooms	100	35	185.7%
Food and beverage	42	31	35.5%
Mall	165	83	98.8%
Convention, retail and other	17	16	6.3%
Total net revenues	$857	$446	92.2%
Consolidated net revenues were $857 million for the three months ended September 30, 2021, an increase of $411 million compared to $446 million for the three months ended September 30, 2020. The increase is due to a $444 million increase at our Macao operations, partially offset by a $33 million decrease at Marina Bay Sands. The increase at our Macao operations was due to increased visitation compared to the three months ended September 30, 2020; however, tighter border restrictions were introduced in late July and September 2021 as a result of increased positive COVID-19 cases in the region. The $33 million decrease at Marina Bay Sands was primarily due to lower visitation and the closure of the property from July 22 to August 4, 2021.
Net casino revenues increased $252 million compared to the three months ended September 30, 2020. The change was driven by a $307 million increase at our Macao operations due to higher visitation across our properties resulting in increased Non-Rolling Chip drop, Rolling Chip volume and slot handle. Casino revenues at Marina Bay Sands decreased $55 million due to a decrease in Rolling Chip volume and slot handle, driven by the temporary closure of gaming operations at the property from July 22 to August 4, 2021. The following table summarizes the results of our casino activity:

	Three Months Ended September 30,
	2021	2020	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$176	$32	450.0%
Non-Rolling Chip drop	$632	$118	435.6%
Non-Rolling Chip win percentage	27.9%	22.5%	5.4	pts
Rolling Chip volume	$781	$188	315.4%
Rolling Chip win percentage	2.22%	3.93%	(1.71)	pts
Slot handle	$362	$101	258.4%
Slot hold percentage	3.8%	4.6%	(0.8)	pts
The Londoner Macao
Total net casino revenues	$80	$5	1,500.0%
Non-Rolling Chip drop	$388	$29	1,237.9%
Non-Rolling Chip win percentage	20.5%	19.5%	1.0	pts
Rolling Chip volume	$1,266	$—	100.0%
Rolling Chip win percentage	2.04%	—%	2.04	pts
Slot handle	$225	$36	525.0%
Slot hold percentage	3.8%	2.9%	0.9	pts

	Three Months Ended September 30,
	2021	2020	Change

	(Dollars in millions)
The Parisian Macao
Total net casino revenues	$75	$26	188.5%
Non-Rolling Chip drop	$246	$44	459.1%
Non-Rolling Chip win percentage	22.8%	19.3%	3.5	pts
Rolling Chip volume	$175	$335	(47.8)%
Rolling Chip win percentage	16.12%	6.13%	9.99	pts
Slot handle	$153	$44	247.7%
Slot hold percentage	3.1%	5.9%	(2.8)	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$44	$10	340.0%
Non-Rolling Chip drop	$269	$41	556.1%
Non-Rolling Chip win percentage	20.0%	14.6%	5.4	pts
Rolling Chip volume	$308	$397	(22.4)%
Rolling Chip win percentage	2.40%	2.84%	(0.44)	pts
Slot handle	$7	$—	100.0%
Slot hold percentage	9.7%	—%	9.7	pts
Sands Macao
Total net casino revenues	$16	$11	45.5%
Non-Rolling Chip drop	$89	$46	93.5%
Non-Rolling Chip win percentage	17.4%	17.9%	(0.5)	pts
Rolling Chip volume	$137	$129	6.2%
Rolling Chip win percentage	0.11%	2.67%	(2.56)	pts
Slot handle	$147	$67	119.4%
Slot hold percentage	3.4%	3.1%	0.3	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$142	$197	(27.9)%
Non-Rolling Chip drop	$638	$421	51.5%
Non-Rolling Chip win percentage	11.7%	17.8%	(6.1)	pts
Rolling Chip volume	$459	$1,477	(68.9)%
Rolling Chip win percentage	4.05%	4.23%	(0.18)	pts
Slot handle	$2,299	$2,636	(12.8)%
Slot hold percentage	4.2%	4.5%	(0.3)	pts
U.S. Operations:
Las Vegas Operating Properties(1)
Total net casino revenues	$141	$59	139.0%
Table games drop	$440	$425	3.5%
Table games win percentage	20.7%	8.0%	12.7	pts
Slot handle	$1,057	$588	79.8%
Slot hold percentage	8.7%	8.4%	0.3	pts
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

Room revenues increased $65 million compared to the three months ended September 30, 2020. The increase was primarily due to increased occupancy rates and increased RevPAR driven by higher visitation across our properties compared to the three months ended September 30, 2020. The following table summarizes the results of our room activity:

	Three Months Ended September 30,
	2021	2020	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$18	$3	500.0%
Occupancy rate	48.4%	7.6%	40.8	pts
Average daily room rate (ADR)	$149	$198	(24.7)%
Revenue per available room (RevPAR)	$72	$15	380.0%
The Londoner Macao
Total room revenues	$22	$2	1,000.0%
Occupancy rate	38.8%	4.0%	34.8	pts
Average daily room rate (ADR)	$155	$129	20.2%
Revenue per available room (RevPAR)	$60	$5	1,100.0%
The Parisian Macao
Total room revenues	$12	$4	200.0%
Occupancy rate	52.5%	12.7%	39.8	pts
Average daily room rate (ADR)	$116	$131	(11.5)%
Revenue per available room (RevPAR)	$61	$17	258.8%
The Plaza Macao and Four Seasons Macao
Total room revenues	$11	$1	1,000.0%
Occupancy rate	41.3%	8.7%	32.6	pts
Average daily room rate (ADR)	$439	$260	68.8%
Revenue per available room (RevPAR)	$181	$23	687.0%
Sands Macao
Total room revenues	$2	$—	N.M.
Occupancy rate	63.2%	14.5%	48.7	pts
Average daily room rate (ADR)	$134	$159	(15.7)%
Revenue per available room (RevPAR)	$85	$23	269.6%
Singapore Operations:
Marina Bay Sands
Total room revenues	$35	$25	40.0%
Occupancy rate	71.7%	55.5%	16.2	pts
Average daily room rate (ADR)	$235	$257	(8.6)%
Revenue per available room (RevPAR)	$169	$143	18.2%
U.S. Operations:
Las Vegas Operating Properties(1)
Total room revenues	$142	$41	246.3%
Occupancy rate	96.9%	43.7%	53.2	pts
Average daily room rate (ADR)	$228	$174	31.0%
Revenue per available room (RevPAR)	$221	$76	190.8%
__________________________
N.M. Not Meaningful
(1)    The Las Vegas Operating Properties are classified as a discontinued operation held for sale.

Food and beverage revenues increased $11 million compared to the three months ended September 30, 2020. The increase was due to increased visitation during the quarter as compared to the three months ended September 30, 2020.
Mall revenues increased $82 million compared to the three months ended September 30, 2020. The increase was primarily due to a $62 million decrease in rent concessions granted to our mall tenants in Macao and Singapore compared to the three months ended September 30, 2020, as well as a $27 million increase in turnover rent. These items were partially offset by a decrease in occupancy percentages across our Macao mall operations.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended September 30,
	2021	2020	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$49	$27	81.5%
Mall gross leasable area (in square feet)	814,731	812,934	0.2%
Occupancy	78.7%	84.9%	(6.2)	pts
Base rent per square foot	$296	$302	(2.0)%
Tenant sales per square foot(1)	$1,368	$935	46.3%
Shoppes at Londoner(2)
Total mall revenues	$13	$9	44.4%
Mall gross leasable area (in square feet)	520,302	525,497	(1.0)%
Occupancy	60.4%	85.6%	(25.2)	pts
Base rent per square foot	$138	$100	38.0%
Tenant sales per square foot(1)	$1,240	$476	160.5%
Shoppes at Parisian
Total mall revenues	$10	$6	66.7%
Mall gross leasable area (in square feet)	296,322	295,963	0.1%
Occupancy	76.7%	82.5%	(5.8)	pts
Base rent per square foot	$146	$152	(3.9)%
Tenant sales per square foot(1)	$683	$407	67.8%
Shoppes at Four Seasons
Total mall revenues	$52	$13	300.0%
Mall gross leasable area (in square feet)	244,193	242,425	0.7%
Occupancy	94.3%	94.3%	—	pts
Base rent per square foot	$550	$544	1.1%
Tenant sales per square foot(1)	$6,298	$2,830	122.5%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$41	$28	46.4%
Mall gross leasable area (in square feet)	622,073	620,213	0.3%
Occupancy	97.5%	95.0%	2.5	pts
Base rent per square foot	$265	$257	3.1%
Tenant sales per square foot(1)	$1,480	$1,225	20.8%
__________________________
Note:    This table excludes the results of our mall operations at Sands Macao. As a result of the COVID-19 Pandemic, tenants were provided rent concessions during the three months ended September 30, 2021 and 2020. Base rent per square foot presented above excludes the impact of these rent concessions.

(1)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
(2)    The Shoppes at Londoner will feature up to an estimated 600,000 square feet of gross leasable area upon completion of all phases of the renovation, rebranding and expansion to The Londoner Macao.
Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended September 30,
	2021	2020	Percent Change

	(Dollars in millions)
Casino	$451	$274	64.6%
Rooms	40	28	42.9%
Food and beverage	55	54	1.9%
Mall	17	13	30.8%
Convention, retail and other	21	22	(4.5)%
Provision for credit losses	3	24	(87.5)%
General and administrative	223	196	13.8%
Corporate	64	33	93.9%
Pre-opening	6	5	20.0%
Development	13	3	333.3%
Depreciation and amortization	262	248	5.6%
Amortization of leasehold interests in land	14	14	—%
Loss on disposal or impairment of assets	4	55	(92.7)%
Total operating expenses	$1,173	$969	21.1%
Operating expenses were $1.17 billion for the three months ended September 30, 2021, an increase of $204 million compared to $969 million for the three months ended September 30, 2020, primarily driven by a $177 million increase in casino expenses, due to an increase in gaming taxes as a result of increased gaming revenues as well as increases in corporate and general and administrative expenses.
Casino expenses increased $177 million compared to the three months ended September 30, 2020. The increase was primarily attributable to a $143 million increase in gaming taxes due to increased revenues, as previously described.
Room expenses increased $12 million compared to the three months ended September 30, 2020, driven by increases of $8 million and $4 million at our Macao properties and Marina Bay Sands, respectively. These increases are consistent with the increase in room revenue.
Provision for credit losses decreased $21 million compared to the three months ended September 30, 2020. The decrease was primarily driven by an increase in the aging of patron receivables recorded for the period ended September 30, 2020 in connection with the impact of the COVID-19 Pandemic. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $27 million compared to the three months ended September 30, 2020, due primarily to increases of $17 million and $10 million at Marina Bay Sands and our Macao properties, respectively. The increases were primarily driven by increases in marketing and property operations costs.
Corporate expenses increased $31 million compared to the three months ended September 30, 2020, primarily due to a $19 million increase in payroll and related costs, driven by no bonus expense recorded during the three months ended September 30, 2020. The remainder of the increase is due to increases in information technology costs and legal fees.

Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred.
Development expenses increased $10 million compared to the three months ended September 30, 2020, and include the costs associated with our evaluation and pursuit of new business opportunities, primarily in Florida and Texas, as well as digital gaming related efforts. Development costs are expensed as incurred.
Loss on disposal or impairment of assets decreased $51 million compared to the three months ended September 30, 2020. The losses incurred for the three months ended September 30, 2021 and September 30, 2020, were primarily due to asset disposals and demolition costs related to The Londoner Macao.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for a reconciliation of consolidated adjusted property EBITDA to net loss from continuing operations):

	Three Months Ended September 30,
	2021	2020	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$40	$(78)	(151.3)%
The Londoner Macao	(33)	(71)	(53.5)%
The Parisian Macao	5	(40)	(112.5)%
The Plaza Macao and Four Seasons Macao	42	(15)	(380.0)%
Sands Macao	(21)	(26)	(19.2)%
Ferry Operations and Other	(1)	(3)	(66.7)%
	32	(233)	(113.7)%
Marina Bay Sands	15	70	(78.6)%
Consolidated adjusted property EBITDA(1)	$47	$(163)	(128.8)%

Las Vegas Operating Properties(2)	$132	$(40)	(430.0)%
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

Adjusted property EBITDA at our Macao operations increased $265 million compared with the three months ended September 30, 2020, primarily due to increases in casino, room, food and beverage and mall revenues driven by increased visitation at our properties.
Adjusted property EBITDA at Marina Bay Sands decreased $55 million compared to the three months ended September 30, 2020, primarily due to a decrease in casino revenue due to the aforementioned closure of property from July 22 to August 4, 2021.
Discontinued Operations
Adjusted property EBITDA at our Las Vegas Operating Properties increased $172 million compared to the three months ended September 30, 2020, primarily due to increased visitation to the property as capacity limits, restrictions on large gatherings and other restrictions were lifted, effective June 1, 2021, and the Las Vegas Operating Properties operated under pre-pandemic guidelines.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended September 30,
	2021	2020

	(Dollars in millions)
Interest cost	$160	$139
Less — capitalized interest	(3)	(5)
Interest expense, net	$157	$134
Weighted average total debt balance	$14,574	$14,004
Weighted average interest rate	4.4%	4.0%
Interest cost increased $21 million compared to the three months ended September 30, 2020, resulting from an increase in our weighted average total debt balance due to the issuance of the 2026 and 2030 SCL Senior Notes on June 4, 2020 and draws on the SCL revolver during the three months ended March 31, 2021. Additionally, the weighted average interest rate increased from 4.0% to 4.4% during the three months ended September 30, 2021, as a result of the expiration of interest rate swaps in August 2020 related to the SCL senior notes that were issued in 2018.
Other Factors Affecting Earnings
Loss on early retirement of debt of $137 million for the three months ended September 30, 2021 was due to the issuance of new SCL senior notes, which funds were utilized to repay the outstanding borrowings under the SCL senior notes due in 2023. The loss on early retirement of debt was comprised of a $131 million make-whole premium payment to retire the 2023 senior notes and $6 million of unamortized deferred financing costs (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt — SCL Senior Notes”).
Other expense was $12 million for the three months ended September 30, 2021, compared to $5 million for the three months ended September 30, 2020. The change from prior period was due primarily to a $17 million increase in foreign transaction losses driven by the impact of foreign currency exchange rate increase of 235 basis points on the U.S. dollar denominated debt held by SCL, offset by a $7 million increase in foreign currency transaction gains driven by the impact of the foreign currency exchange rate increase of 404 basis points on Singapore dollar denominated intercompany debt reported in U.S. dollars.
Our income tax benefit was $27 million on a loss before income taxes of $621 million for the three months ended September 30, 2021, resulting in a (4.3)% effective income tax rate. This compares to a 0.8% effective income tax rate for the three months ended September 30, 2020. The income tax benefit for the three months ended September 30, 2021, reflects a 17% statutory tax rate on our Singapore operations and a 21% corporate income tax on our domestic operations. Our operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, our subsidiaries in Macao and their peers receive an income tax exemption on gaming operations through June 2022.

The net loss attributable to our noncontrolling interests was $127 million for the three months ended September 30, 2021, compared to $166 million for the three months ended September 30, 2020. These amounts are related to the noncontrolling interest of SCL.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Summary Financial Results
Our financial results have slightly improved as a result of increased visitation as travel restrictions connected with the COVID-19 Pandemic and social distancing measures and operating capacity limitations have eased. Our gaming operations remained open during the nine months ended September 30, 2021, with the exception of our gaming operations in Singapore, which closed for short intervals, compared to the same period in 2020 in which gaming operations in Macao and Singapore were suspended at various times throughout the period. See “COVID-19 Pandemic” for further information. Net revenues for the nine months ended September 30, 2021, were $3.23 billion, compared to $1.93 billion for the nine months ended September 30, 2020. Operating loss was $551 million compared to $1.27 billion for the nine months ended September 30, 2020. Net loss from continuing operations was $1.15 billion for the nine months ended September 30, 2021, compared to $1.60 billion for the nine months ended September 30, 2020.
Operating Revenues
Our net revenues consisted of the following:

	Nine Months Ended September 30,
	2021	2020	Percent Change

	(Dollars in millions)
Casino	$2,241	$1,352	65.8%
Rooms	311	181	71.8%
Food and beverage	148	101	46.5%
Mall	469	228	105.7%
Convention, retail and other	57	63	(9.5)%
Total net revenues	$3,226	$1,925	67.6%
Consolidated net revenues were $3.23 billion for the nine months ended September 30, 2021, an increase of $1.30 billion compared to $1.93 billion for the nine months ended September 30, 2020, due to increases of $1.22 billion and $86 million at our Macao operations and Marina Bay Sands, respectively. The increases were driven by increased visitation, as well as temporary closures of Marina Bay Sands from April 7, 2020 through June 18, 2020, with gaming operations closed through June 30, 2020, and our Macao gaming operations from February 5, 2020 to February 19, 2020, with the exception of The Londoner Macao, which resumed on February 27, 2020, and with the hotel facilities temporarily closed during the casino suspension.

Net casino revenues increased $889 million compared to the nine months ended September 30, 2020, driven by increased visitation, as well as our Macao properties and Marina Bay Sands being closed for a portion of the nine months ended September 30, 2020. Revenues at our Macao operations and Marina Bay Sands increased $864 million and $25 million, respectively, driven by increases in Non-Rolling Chip drop, Rolling Chip volume and slot handle. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2021	2020	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$749	$288	160.1%
Non-Rolling Chip drop	$2,539	$951	167.0%
Non-Rolling Chip win percentage	27.6%	26.4%	1.2	pts
Rolling Chip volume	$3,522	$2,566	37.3%
Rolling Chip win percentage	4.15%	3.03%	1.12	pts
Slot handle	$1,376	$597	130.5%
Slot hold percentage	3.8%	4.3%	(0.5)	pts
The Londoner Macao
Total net casino revenues	$304	$129	135.7%
Non-Rolling Chip drop	$1,347	$590	128.3%
Non-Rolling Chip win percentage	21.1%	21.7%	(0.6)	pts
Rolling Chip volume	$2,915	$167	1,645.5%
Rolling Chip win percentage	3.39%	5.85%	(2.46)	pts
Slot handle	$709	$413	71.7%
Slot hold percentage	3.8%	4.2%	(0.4)	pts
The Parisian Macao
Total net casino revenues	$203	$111	82.9%
Non-Rolling Chip drop	$903	$440	105.2%
Non-Rolling Chip win percentage	22.0%	23.3%	(1.3)	pts
Rolling Chip volume	$321	$2,607	(87.7)%
Rolling Chip win percentage	8.53%	1.65%	6.88	pts
Slot handle	$620	$495	25.3%
Slot hold percentage	3.1%	3.7%	(0.6)	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$233	$101	130.7%
Non-Rolling Chip drop	$874	$270	223.7%
Non-Rolling Chip win percentage	21.8%	25.9%	(4.1)	pts
Rolling Chip volume	$2,273	$2,586	(12.1)%
Rolling Chip win percentage	5.10%	2.75%	2.35	pts
Slot handle	$29	$37	(21.6)%
Slot hold percentage	5.9%	4.7%	1.2	pts

	Nine Months Ended September 30,
	2021	2020	Change

	(Dollars in millions)
Sands Macao
Total net casino revenues	$84	$80	5.0%
Non-Rolling Chip drop	$341	$324	5.2%
Non-Rolling Chip win percentage	16.4%	18.9%	(2.5)	pts
Rolling Chip volume	$953	$855	11.5%
Rolling Chip win percentage	4.49%	3.19%	1.30	pts
Slot handle	$466	$420	11.0%
Slot hold percentage	3.4%	3.1%	0.3	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$668	$643	3.9%
Non-Rolling Chip drop	$1,865	$1,524	22.4%
Non-Rolling Chip win percentage	16.3%	19.3%	(3.0)	pts
Rolling Chip volume	$2,583	$8,239	(68.6)%
Rolling Chip win percentage	5.52%	3.63%	1.89	pts
Slot handle	$9,209	$5,600	64.4%
Slot hold percentage	4.2%	4.4%	(0.2)	pts
U.S. Operations:
Las Vegas Operating Properties(1)
Total net casino revenues	$304	$175	73.7%
Table games drop	$1,137	$969	17.3%
Table games win percentage	16.0%	13.9%	2.1	pts
Slot handle	$2,683	$1,382	94.1%
Slot hold percentage	8.5%	7.9%	0.6	pts
__________________________
(1)    The Las Vegas Operating Properties are classified as a discontinued operation held for sale. Due to statewide closure of non-essential services as a result of the COVID-19 Pandemic, the property temporarily closed on March 18, 2020, and reopened on June 4, 2020.

Room revenues increased $130 million compared to the nine months ended September 30, 2020. The increase was primarily due to increased occupancy rates and increased RevPAR driven by higher visitation across our properties, as well as our properties being closed for a portion of the nine months ended September 30, 2020. The following table summarizes the results of our room activity:

	Nine Months Ended September 30,
	2021	2020	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$61	$25	144.0%
Occupancy rate	51.5%	17.7%	33.8	pts
Average daily room rate (ADR)	$155	$232	(33.2)%
Revenue per available room (RevPAR)	$80	$41	95.1%
The Londoner Macao
Total room revenues	$69	$29	137.9%
Occupancy rate	39.9%	16.7%	23.2	pts
Average daily room rate (ADR)	$158	$171	(7.6)%
Revenue per available room (RevPAR)	$63	$29	117.2%
The Parisian Macao
Total room revenues	$41	$18	127.8%
Occupancy rate	52.6%	18.5%	34.1	pts
Average daily room rate (ADR)	$118	$158	(25.3)%
Revenue per available room (RevPAR)	$62	$29	113.8%
The Plaza Macao and Four Seasons Macao
Total room revenues	$34	$6	466.7%
Occupancy rate	44.5%	19.9%	24.6	pts
Average daily room rate (ADR)	$439	$321	36.8%
Revenue per available room (RevPAR)	$195	$64	204.7%
Sands Macao
Total room revenues	$7	$3	133.3%
Occupancy rate	68.6%	28.2%	40.4	pts
Average daily room rate (ADR)	$138	$173	(20.2)%
Revenue per available room (RevPAR)	$95	$49	93.9%
Singapore Operations:
Marina Bay Sands
Total room revenues	$99	$100	(1.0)%
Occupancy rate	67.4%	69.1%	(1.7)	pts
Average daily room rate (ADR)	$228	$361	(36.8)%
Revenue per available room (RevPAR)	$154	$250	(38.4)%
U.S. Operations:
Las Vegas Operating Properties(1)
Total room revenues	$294	$177	66.1%
Occupancy rate	76.2%	61.2%	15.0	pts
Average daily room rate (ADR)	$209	$230	(9.1)%
Revenue per available room (RevPAR)	$160	$141	13.5%
__________________________
(1)    The Las Vegas Operating Properties are classified as a discontinued operation held for sale. Due to statewide closure of non-essential services as a result of the COVID-19 Pandemic, the property temporarily closed on March 18, 2020, and reopened on June 4, 2020.

Food and beverage revenues increased $47 million compared to the nine months ended September 30, 2020. The increase was mainly due to increases of $34 million and $13 million at our Macao properties and Marina Bay Sands, respectively. The increase was due to increased visitation during the nine months ended September 30, 2021.
Mall revenues increased $241 million compared to the nine months ended September 30, 2020. The increase was primarily due to a $195 million decrease in rent concessions granted to our mall tenants in Macao and Singapore compared to the nine months ended September 30, 2020, as well as a $55 million increase in turnover rent and $6 million in government grants. These items were partially offset by a decrease in occupancy percentages for our Macao mall operations.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Nine Months Ended September 30,(1)
	2021	2020	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$144	$74	94.6%
Mall gross leasable area (in square feet)	814,731	812,934	0.2%
Occupancy	78.7%	84.9%	(6.2)	pts
Base rent per square foot	$296	$302	(2.0)%
Tenant sales per square foot(2)	$1,368	$935	46.3%
Shoppes at Londoner(3)
Total mall revenues	$42	$25	68.0%
Mall gross leasable area (in square feet)	520,302	525,497	(1.0)%
Occupancy	60.4%	85.6%	(25.2)	pts
Base rent per square foot	$138	$100	38.0%
Tenant sales per square foot(2)	$1,240	$476	160.5%
Shoppes at Parisian
Total mall revenues	$30	$16	87.5%
Mall gross leasable area (in square feet)	296,322	295,963	0.1%
Occupancy	76.7%	82.5%	(5.8)	pts
Base rent per square foot	$146	$152	(3.9)%
Tenant sales per square foot(2)	$683	$407	67.8%
Shoppes at Four Seasons
Total mall revenues	$125	$39	220.5%
Mall gross leasable area (in square feet)	244,193	242,425	0.7%
Occupancy	94.3%	94.3%	—	pts
Base rent per square foot	$550	$544	1.1%
Tenant sales per square foot(2)	$6,298	$2,830	122.5%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$127	$73	74.0%
Mall gross leasable area (in square feet)	622,073	620,213	0.3%
Occupancy	97.5%	95.0%	2.5	pts
Base rent per square foot	$265	$257	3.1%
Tenant sales per square foot(2)	$1,480	$1,225	20.8%
__________________________
Note: This table excludes the results of our mall operations at Sands Macao. As a result of the COVID-19 Pandemic, tenants were provided rent concessions during the nine months ended September 30, 2021 and 2020. Base rent per square foot presented above excludes the impact of these rent concessions.

(1)    As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of September 30, 2021 and 2020, they are identical to the summary presented herein for the three months ended September 30, 2021 and 2020, respectively.
(2)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
(3)    The Shoppes at Londoner will feature up to an estimated 600,000 square feet of gross leasable area upon completion of all phases of the renovation, rebranding and expansion to The Londoner Macao.
Convention, retail and other revenues decreased $6 million compared to the nine months ended September 30, 2020, due primarily to Marina Bay Sands, driven by lower Skypark and convention revenue due to the COVID-19 Pandemic described above.
Operating Expenses
Our operating expenses consisted of the following:

	Nine Months Ended September 30,
	2021	2020	Percent Change

	(Dollars in millions)
Casino	$1,603	$1,109	44.5%
Rooms	124	101	22.8%
Food and beverage	186	177	5.1%
Mall	48	41	17.1%
Convention, retail and other	62	79	(21.5)%
Provision for credit losses	9	52	(82.7)%
General and administrative	667	615	8.5%
Corporate	169	145	16.6%
Pre-opening	15	14	7.1%
Development	59	18	227.8%
Depreciation and amortization	775	745	4.0%
Amortization of leasehold interests in land	42	41	2.4%
Loss on disposal or impairment of assets	18	62	(71.0)%
Total operating expenses	$3,777	$3,199	18.1%
Operating expenses were $3.78 billion for the nine months ended September 30, 2021, an increase of $578 million compared to $3.20 billion for the nine months ended September 30, 2020. The increase was primarily driven by a $494 million increase in casino expenses, as well as increases in general and administrative expenses and development expenses.
Casino expenses increased $494 million compared to the nine months ended September 30, 2020. The increase was primarily attributable to an increase of $436 million in gaming taxes due to increased casino revenues, as previously described.
Room expenses increased $23 million compared to the nine months ended September 30, 2020. The increase was driven by increases of $15 million and $8 million at our Macao properties and Marina Bay Sands, respectively.
Food and beverage expenses increased $9 million compared to the nine months ended September 30, 2020, due to increases of $5 million and $4 million at our Macao properties and Marina Bay Sands, respectively. These increases are consistent with the increase in food and beverage revenues.
Convention, retail and other expenses decreased $17 million compared to the nine months ended September 30, 2020, driven by a $11 million decrease related to the closure of the ferry terminals in February 2020. Additionally, convention, retail and other expenses at our Macao properties decreased $6 million, primarily as a result of the cancellation of MICE and entertainment events due to the COVID-19 Pandemic.
The provision for credit losses was $9 million for the nine months ended September 30, 2021, compared to $52 million for the nine months ended September 30, 2020. The decrease was primarily due to an increased level of provision recorded during the nine months ended September 30, 2020, due to the aging of patron receivables in connection with the impact of the COVID-19 Pandemic. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $52 million compared to the nine months ended September 30, 2020, due to increases of $34 million and $18 million at Marina Bay Sands and our Macao properties, respectively. The increases were primarily driven by increases in marketing, payroll and property operations costs.
Corporate expenses increased $24 million compared to the to the nine months ended September 30, 2020, primarily due to a $23 million increase in payroll and related costs, driven by no bonus expense recorded during the nine months ended September 30, 2020.
Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred.
Development expenses increased $41 million compared to the nine months ended September 30, 2020, and include the costs associated with our evaluation and pursuit of new business opportunities, primarily in Florida and Texas, as well as our digital gaming related efforts. Development costs are expensed as incurred.
Loss on disposal or impairment of assets decreased $44 million compared to the nine months ended September 30, 2020, The losses incurred for the nine months ended September 30, 2021 and September 30, 2020, were primarily due to asset disposals and demolition costs related to The Londoner Macao.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Segment Information” for a reconciliation of consolidated adjusted property EBITDA to net loss):

	Nine Months Ended September 30,
	2021	2020	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$230	$(126)	(282.5)%
The Londoner Macao	(61)	(150)	(59.3)%
The Parisian Macao	(3)	(124)	(97.6)%
The Plaza Macao and Four Seasons Macao	156	(5)	(3,220.0)%
Sands Macao	(52)	(58)	(10.3)%
Ferry Operations and Other	(6)	(15)	(60.0)%
	264	(478)	(155.2)%
Marina Bay Sands	271	239	13.4%
Consolidated adjusted property EBITDA	$535	$(239)	(323.8)%

Las Vegas Operating Properties (1)	$136	$(74)	(283.8)%
____________________
(1)The Las Vegas Operating Properties are classified as a discontinued operation held for sale. Due to statewide closure of non-essential services as a result of the COVID-19 Pandemic, the property temporarily closed on March 18, 2020, and reopened on June 4, 2020.
Adjusted property EBITDA at our Macao operations increased $742 million compared to the nine months ended September 30, 2020, primarily due to increased casino, mall and room operations driven by increased visitation.

Adjusted property EBITDA at Marina Bay Sands increased $32 million compared to the nine months ended September 30, 2020. The increase was primarily due to increased casino and mall operations driven by increased visitation.
Discontinued Operations
Adjusted property EBITDA at our Las Vegas Operating Properties increased $210 million compared to the nine months ended September 30, 2020. The increase was primarily due to increased casino and room operations driven by increased visitation to the property as capacity limits, restrictions on large gatherings and other restrictions were lifted, effective June 1, 2021, and the Las Vegas Operating Properties operated under pre-pandemic guidelines.
Interest Expense
The following table summarizes information related to interest expense:

	Nine Months Ended September 30,
	2021	2020

	(Dollars in millions)
Interest cost	$480	$389
Less — capitalized interest	(11)	(13)
Interest expense, net	$469	$376
Weighted average total debt balance	$14,509	$13,190
Weighted average interest rate	4.4%	3.9%
Interest cost increased $91 million compared to the nine months ended September 30, 2020, resulting from an increase in our weighted average total debt balance due to the issuance of the 2026 and 2030 SCL Senior Notes on June 4, 2020, and draws on the SCL revolver during the three months ended March 31, 2021. Additionally, the weighted average interest rate increased from 3.9% to 4.4% during the nine months ended September 30, 2021 as a result of the expiration of interest rate swaps in August 2020 related to the SCL senior notes that were issued in 2018.
Other Factors Affecting Earnings
Loss on early retirement of debt of $137 million for the nine months ended September 30, 2021, was due to the issuance of new SCL senior notes, which funds were utilized to repay the outstanding borrowings under the senior notes due in 2023. The loss on early retirement of debt was comprised of a $131 million make-whole premium payment to retire the 2023 senior notes and $6 million of unamortized deferred financing costs written-off (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt — SCL Senior Notes”).
Other expense was $19 million for the nine months ended September 30, 2021, compared to other income of $29 million for the nine months ended September 30, 2020. The change from prior period was due primarily to a $50 million increase in foreign transaction losses driven by the impact of a foreign currency exchange rate increase of 732 basis points on the U.S. dollar denominated debt held by SCL.
Our income tax benefit was $19 million on a loss before income taxes of $1.17 billion for the nine months ended September 30, 2021, resulting in a (1.6)% effective income tax rate. This compares to a (0.2)% effective income tax rate for the nine months ended September 30, 2020. The income tax benefit for the nine months ended September 30, 2021, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao. Our U.S. operations recorded tax benefits associated with the pre-tax book losses, primarily related to U.S. corporate and interest expense incurred during the nine months ended September 30, 2021. Our U.S. tax benefit was partially offset by a valuation allowance recorded on certain U.S. foreign tax credits, which we no longer expect to utilize due to lower royalty income resulting from a decrease in revenues from Macao and Singapore compared to prior estimates.
The net loss attributable to our noncontrolling interests was $241 million for the nine months ended September 30, 2021, compared to $381 million for the nine months ended September 30, 2020. These amounts were primarily related to the noncontrolling interest of SCL.

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
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and nine months ended September 30, 2021 and 2020:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended September 30, 2021
Mall revenues:
Minimum rents(1)	$45	$29	$8	$7	$35
Overage rents	4	20	3	1	6
Rent concessions(2)	(8)	—	(1)	(1)	(6)
Total overage rents, rent concessions and other	(4)	20	2	—	—
CAM, levies and direct recoveries	8	3	3	3	6
Total mall revenues	49	52	13	10	41
Mall operating expenses:
Common area maintenance	3	1	1	1	4
Marketing and other direct operating expenses	1	1	1	1	1
Mall operating expenses	4	2	2	2	5
Property taxes(4)	—	—	—	—	2
Mall-related expenses(5)	$4	$2	$2	$2	$7
For the three months ended September 30, 2020
Mall revenues:
Minimum rents(1)	$49	$31	$9	$9	$34
Overage rents	3	—	—	—	2
Rent concessions(2)	(32)	(20)	(5)	(6)	(13)
Total overage rents and rent concessions	(29)	(20)	(5)	(6)	(11)
CAM, levies and direct recoveries	7	2	5	3	5
Total mall revenues	27	13	9	6	28
Mall operating expenses:
Common area maintenance	2	1	2	1	3
Marketing and other direct operating expenses	1	—	—	—	1
Mall operating expenses	3	1	2	1	4
Property taxes(4)	—	—	—	—	1
Recovery of credit losses	(1)	—	—	(1)	—
Mall-related expenses(5)	$2	$1	$2	$—	$5

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the nine months ended September 30, 2021
Mall revenues:
Minimum rents(1)	$137	$91	$22	$23	$108
Overage rents	10	28	13	3	14
Rent concessions(2)	(25)	(1)	(3)	(4)	(20)
Other(3)	—	—	—	—	6
Total overage rents and rent concessions	(15)	27	10	(1)	—
CAM, levies and direct recoveries	22	7	10	8	19
Total mall revenues	144	125	42	30	127
Mall operating expenses:
Common area maintenance	9	4	5	3	12
Marketing and other direct operating expenses	4	2	2	2	4
Mall operating expenses	13	6	7	5	16
Property taxes(4)	1	—	—	—	5
Provision for (recovery of) credit losses	(1)	—	—	3	—
Mall-related expenses(5)	$13	$6	$7	$8	$21
For the nine months ended September 30, 2020
Mall revenues:
Minimum rents(1)	$146	$91	$28	$27	$102
Overage rents	4	1	2	—	5
Rent concessions(2)	(100)	(60)	(19)	(19)	(48)
Total overage rents and rent concessions	(96)	(59)	(17)	(19)	(43)
CAM, levies and direct recoveries	24	7	14	8	14
Total mall revenues	74	39	25	16	73
Mall operating expenses:
Common area maintenance	8	3	5	3	9
Marketing and other direct operating expenses	4	1	1	2	3
Mall operating expenses	12	4	6	5	12
Property taxes(4)	1	—	—	—	2
Provision for credit losses	—	—	1	—	—
Mall-related expenses(5)	$13	$4	$7	$5	$14
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
Macao
Our construction work on the conversion of Sands Cotai Central into the new destination Integrated Resort, The Londoner Macao, is progressing. This project is being delivered in phases, which started in 2020 and will continue throughout 2021. Upon completion, The Londoner Macao will feature new attractions and features internally and externally from London, including some of London’s most recognizable landmarks, such as the Houses of Parliament and the Elizabeth Tower (commonly known as "Big Ben"). The Londoner Macao Hotel opened in January 2021 with 594 London-themed suites, including 14 exclusive Suites by David Beckham. The Integrated Resort also features Londoner Court, which opened on September 16, 2021 and includes approximately 370 luxury suites. The expansion of our retail offerings, which have been rebranded as Shoppes at Londoner, is progressing.
We anticipate the total costs associated with The Londoner Macao development project described above and the completed The Grand Suites at Four Seasons to be approximately $2.2 billion, of which $1.9 billion has been spent as of September 30, 2021. The ultimate costs and completion dates for The Londoner Macao development are subject to change as we complete the project. We expect to fund our developments through a combination of cash on hand, borrowings from the 2018 SCL Credit Facility and surplus from operating cash flows.
Singapore
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the Singapore Tourism Board (the “STB”) entered into a development agreement (the “Development Agreement”) pursuant to which MBS will construct a development, the MBS Expansion Project, which will include a hotel tower with a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats. The Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.31 billion at exchange rates in effect on September 30, 2021). The amount of the total project cost will be finalized as we complete design and development and begin construction. In connection with the Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project. In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction). We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Development Agreement. On June 18, 2020, we further amended the 2012 Singapore Credit Facility, which, among other things, extended to June 30, 2021, the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project. On September 7, 2021, we amended the 2012 Singapore Credit Facility, which further extended this deadline to March 31, 2022. We are in the process of reviewing the budget and timing of the MBS expansion based on the impact of the COVID-19 Pandemic and other factors. If we do not meet the March 31, 2022 deadline, we will not be permitted to make further draws on the Singapore Delayed Draw Term Facility until these items are delivered to lenders.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2021	2020

	(In millions)
Net cash used in operating activities from continuing operations	$(345)	$(1,239)
Cash flows from investing activities from continuing operations:
Capital expenditures	(640)	(998)
Proceeds from disposal of property and equipment	7	1
Acquisition of intangible assets	(5)	—
Net cash used in investing activities from continuing operations	(638)	(997)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	19	22
Dividends paid and noncontrolling interest payments	—	(911)
Proceeds from long-term debt	2,451	1,945
Repayments on long-term debt	(1,852)	(451)
Payments of financing costs	(36)	(30)
Make-whole premium on early extinguishment of debt	(131)	—
Transaction with discontinued operations	111	(133)
Net cash generated from financing activities from continuing operations	562	442

Net cash generated from (used in) discontinued operations	2	(24)

Effect of exchange rate on cash, cash equivalents and restricted cash	(17)	(26)
Decrease in cash, cash equivalents and restricted cash	(436)	(1,844)
Cash, cash equivalents and restricted cash at beginning of period	2,137	4,242
Cash, cash equivalents and restricted cash at end of period	1,701	2,398
Less: cash, cash equivalents and restricted cash at end of period for discontinued operations	(41)	(34)
Cash, cash equivalents and restricted cash at end of period from continuing operations	$1,660	$2,364
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash used in operating activities for the nine months ended September 30, 2021, was $345 million compared to $1.24 billion for the nine months ended September 30, 2020, primarily resulting from a decrease in net loss as our properties remained opened during the nine months ended September 30, 2021, with the exception of the closure of the casino at Marina Bay Sands on two different occasions (approximately 15 days total), compared to the nine months ended September 30, 2020, in which our properties were closed at various times and for an extended period. Additionally, our net working capital requirements decreased during the nine months ended September 30, 2020.

Cash Flows — Investing Activities
Capital expenditures for the nine months ended September 30, 2021, totaled $640 million. Included in this amount was $513 million for construction and development activities in Macao, which consisted of $440 million for The Londoner Macao, $50 million for The Venetian Macao and $15 million for The Plaza Macao and Four Seasons Macao. Additionally, this amount included $102 million at Marina Bay Sands in Singapore and $25 million for corporate and other.
Capital expenditures for the nine months ended September 30, 2020, totaled $998 million. Included in this amount was $857 million for construction and development activities in Macao, which consisted of $591 million for The Londoner Macao, $147 million for The Plaza Macao and Four Seasons Macao related primarily to the Grand Suites at Four Seasons Macao and $103 million for The Venetian Macao. We also incurred capital expenditures of $137 million at Marina Bay Sands in Singapore and $4 million for corporate and other.
Cash Flows — Financing Activities
Net cash flows generated from financing activities were $562 million for the nine months ended September 30, 2021, which was primarily attributable to net proceeds of $505 million, received from the drawdown of our SCL revolving facility, and transactions with discontinued operations. These items were partially offset by $36 million in deferred financing costs related to the issuance of the new unsecured notes at SCL and the various credit agreements.
Net cash flows generated from financing activities were $442 million for the nine months ended September 30, 2020, which was primarily attributable to the issuance of $1.50 billion of unsecured notes at SCL, partially offset by $911 million in dividend payments.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments and operating cash flows.
In September 2021, SCL issued, in a private offering, three series of unsecured notes in an aggregate principal amount of $1.95 billion. The net proceeds from the offering along with cash on hand was used to redeem in full the outstanding principal amount of its $1.80 billion 4.600% senior notes due 2023, any accrued interest and the associated make-whole premium as determined under the related senior notes indenture dated as of August 9, 2018.
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio or net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined. In September 2021, LVSC extended the amendment, pursuant to which lenders, among other things, removed LVSC’s requirement to maintain a maximum leverage ratio as of the last day of the fiscal quarter, through and including December 31, 2022. In July 2021, SCL extended the waiver and amendment request letter, pursuant to which lenders, among other things, waived SCL’s requirement to ensure the leverage ratio does not exceed 4.0x and the interest coverage ratio is greater than 2.50x, through January 1, 2023. In September 2021, MBS extended the amendment letter, pursuant to which MBS will not have to comply with the leverage or interest coverage covenants as of the last day of the fiscal quarter, through and including December 31, 2022. Our compliance with our financial covenants for periods beyond December 31, 2022, could be affected by certain factors beyond our control, such as the impact of the COVID-19 Pandemic, including current travel and border restrictions continuing in the future. We will pursue additional waivers to meet the required financial covenant ratios, which include a maximum leverage ratio of 4.0x, 4.0x and 4.5x under our U.S., Macao and Singapore credit facilities, respectively, for periods beyond December 31, 2022 for LVSC and MBS and January 1, 2023 for SCL, if deemed necessary. We believe we will be successful in obtaining the additional waivers, although no assurance can be provided that such waivers will be granted, which could negatively impact our ability to be in compliance with our debt covenants for periods beyond December 31, 2022 for LVSC and MBS and January 1, 2023 for SCL.
In addition, pursuant to the Second Amendment and subject to the satisfaction of certain conditions specified therein, the requisite lenders under the existing LVSC Revolving Credit Agreement consented to, and waived any applicable restrictions prohibiting, the consummation of the announced sale of the Las Vegas Operations.

We held unrestricted cash and cash equivalents of approximately $1.64 billion and restricted cash and cash equivalents of approximately $16 million as of September 30, 2021, of which approximately $868 million of the unrestricted amount is held by non-U.S. subsidiaries. Of the $868 million, approximately $557 million is available to be repatriated to the U.S. and we do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL.
We believe the cash on hand and cash flow generated from operations, as well as the $3.94 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit, and SGD 3.69 billion (approximately $2.71 billion at exchange rates in effect on September 30, 2021) under our Singapore Delayed Draw Term Facility as of September 30, 2021, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities and debt obligations. If the construction cost estimate and construction schedule to the MBS Expansion Project are not delivered by the extended deadline, we will not be permitted to make further draws on the Singapore Delayed Draw Term Facility after March 31, 2022 until these items are delivered to lenders. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure. During 2020, we entered into an amendment request letter on the 2018 SCL Credit Facility, which provides us with the option to increase the total borrowing capacity by an aggregate amount of up to $1.0 billion. Subsequently on January 25, 2021, we increased the amount available under the SCL revolving credit facility by HKD 3.83 billion (approximately $491 million at exchange rates in effect on September 30, 2021) to further enhance our liquidity. During the three months ended March 31, 2021, SCL drew down $48 million and HKD 3.54 billion (approximately $455 million at exchange rates in effect on September 30, 2021) under this facility for general corporate purposes.
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
Aggregate Indebtedness and Other Contractual Obligations
As of September 30, 2021, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the issuance of the 2027, 2029 and 2031 SCL Senior Notes, the repayment of the 2023 SCL Senior Note and the draw on the 2018 SCL Revolving Credit Facility of $505 million. These transactions are summarized below:

	Payments Due During Period Ending December 31,
	2021(1)	2022 - 2023	2024 - 2025	Thereafter	Total

	(In millions)
Long-Term Debt Obligations(2)
2027, 2029 and 2031 SCL Senior Notes	$—	$—	$—	$1,950	$1,950
2018 SCL Revolving Facility	—	503	—	—	503
Fixed Interest Payments(3)	—	105	108	206	419
Variable Interest Payments(4)	3	19	—	—	22
Total	$3	$627	$108	$2,156	$2,894
_______________________
(1)Represents the three-month period ending December 31, 2021.

(2)See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt” for further details on these financing transactions.
(3)Represents the fixed interest payments related to the 2027, 2029 and 2031 SCL Senior Notes.
(4)Represents the variable interest payment related to the 2018 SCL Credit Facility. Based on the 1-month rate as of September 30, 2021, London Inter-Bank Offered Rate ("LIBOR") of 0.08% and Hong Kong Inter-Bank Offer Rate (“HIBOR”) of 0.06%, plus the applicable interest rate spread in accordance with the respective debt agreement.
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
As of September 30, 2021, the estimated fair value of our long-term debt was approximately $15.09 billion, compared to its contractual value of $14.65 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $552 million. A hypothetical 100 basis point change in LIBOR, HIBOR and the Singapore Swap Offer Rate would cause our annual interest cost on our long-term debt to change by approximately $30 million.
Foreign currency transaction losses were $22 million for the nine months ended September 30, 2021, primarily due to U.S. dollar denominated debt issued by SCL and Singapore denominated intercompany debt reported in U.S. dollars. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of September 30, 2021, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $22 million, and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $53 million (net of the impact from the foreign currency swap agreements). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2021, and have concluded they are effective at the reasonable assurance level.
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

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
2.1*	Letter Agreement, dated as of August 3, 2021, by and among Las Vegas Sands Corp., Pioneer OpCo, LLC and VICI Properties L.P.
2.2*	Amendment to Letter Agreement, dated as of October 7, 2021, by and among Las Vegas Sands Corp., Pioneer OpCo, LLC and VICI Properties L.P.
4.1
Indenture, dated as of September 23, 2021, between SCL and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on September 23, 2021).

4.2
Forms of 2.300% Senior Notes due 2027, 2.850% Senior Note due 2029 and 3.250% Senior Notes due 2031 (incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to the Company’s current report on Form 8-K (File No. 001-32373) filed on September 23, 2021).

10.1†
Amendment No. 2 to Revolving Credit Agreement, dated as of September 3, 2021, by and among Las Vegas Sands Corp., the Lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on September 3, 2021).

10.2†
Amendment Letter, dated September 7, 2021, with respect to the facility agreement, originally dated as of June 25, 2012 (as amended, restated, amended and restated, supplemented and otherwise modified) among Marina Bay Sands Pte. Ltd., the lenders party thereto, DBS Bank Ltd., as the agent, and the other parties thereto (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on September 7, 2021).

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
____________________
*    Certain schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
†    Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
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

LAS VEGAS SANDS CORP.

October 22, 2021	By:	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

October 22, 2021	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)