Form 10-K
period 2021-12-31
LAS VEGAS SANDS CORP
filed 2022-02-04
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
(702) 923-9000
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $17,432,074,780 based on the closing sale price on that date as reported on the New York Stock Exchange.
The Company had 763,989,752 shares of common stock outstanding as of February 1, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be used in connection with the registrant's 2022 Annual Meeting of Stockholders are incorporated into Part III (Item 10 through Item 14) of this Annual Report on Form 10-K.

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
Through our 69.9% ownership of Sands China Ltd. ("SCL"), we own and operate a collection of Integrated Resorts in the Macao Special Administrative Region ("Macao") of the People's Republic of China ("China"). These properties include The Venetian Macao Resort Hotel ("The Venetian Macao"); The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao, Cotai Strip (the "Four Seasons Macao"); and the Sands Macao.
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
We are dedicated to being a good corporate citizen, anchored by the core values of serving people, planet and communities. We strive to deliver a positive working environment for our team members worldwide and pledge to promote the advancement of aspiring team members through a range of educational partnerships, grants and leadership training. We also drive social impact through the Sands Cares charitable giving and community engagement program, and environmental performance through the award-winning Sands ECO360 global sustainability program ("Sands ECO360"). Through Sands ECO360, we develop and implement environmental practices to protect natural resources, offer our team members a safe and healthy work environment, and enhance the resort experiences of our guests. In 2021, for the second consecutive year, we were named to the Dow Jones Sustainability North America Index and to the Dow Jones Sustainability World Index, recognizing our leadership and performance across economic, environmental and social areas. In addition, CDP's annual A List names the world's leading companies in the area of environmental transparency and performance. For the fourth consecutive year, we have been named to the A List for both CDP Water Security and CDP Climate Change. We are committed to creating and investing in industry-leading policies and procedures to safeguard our patrons, partners, employees and neighbors. Project Protect is our responsible gaming, anti-human trafficking and financial crime prevention program. Our industry-leading Integrated Resorts provide substantial contributions to our host communities including growth in leisure and business tourism, sustained job creation and ongoing financial opportunities for local small and medium-sized businesses.
LVSC was incorporated in Nevada in August 2004. Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "LVS." Our principal executive office is located at 3355 Las Vegas Boulevard South, Las Vegas, Nevada 89109 and our telephone number at that address is (702) 923-9000. Our website address is www.sands.com. The information on our website is not part of this Annual Report on Form 10-K.
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
Our principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the United States. Management reviews the results of operations for each of its operating segments, which generally are our Integrated Resorts. In Macao, our operating segments are: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; and Sands Macao. In Singapore, our operating segment is Marina Bay Sands. In the United States, our operating segment is the Las Vegas Operating Properties. Through May 30, 2019, the Sands Casino Resort Bethlehem (the "Sands Bethlehem") was included as an operating segment. We also have ferry operations and various other operations that are ancillary to our Macao properties (collectively, "Ferry Operations and Other") that we present to reconcile to our consolidated statements of operations and financial condition. In addition to our reportable segments noted above, management also reviews construction and development activities for each of our primary projects currently under development, which include the expansion and rebranding of Sands Cotai Central to The Londoner Macao and the MBS Expansion Project (as later defined).
From February 2020 through the date of this report, our operations have been significantly impacted by a global pandemic (the “COVID-19 Pandemic”). While the details of this impact have been disclosed throughout this document, the following discussion of our business focuses on execution of our business strategies in a non-pandemic environment based on the assumption the global impact of the COVID-19 Pandemic will eventually diminish and our operations will recover as travel and tourism improves in our markets.
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
Substantial and diversified cash flow from existing operations. Our Integrated Resorts in Macao, Singapore and the U.S. have contributed 53%, 36% and 11% of our total adjusted property EBITDA, respectively, during the previous five years. In each of these jurisdictions, our cash flow from operations was derived from a combination of gaming and non-gaming sources, including retail malls, hotel, food and beverage, entertainment and MICE.
Market leadership in the growing high-margin mass market gaming segment. In our gaming business, we focus on the high-margin mass gaming segment. Our combined SCL properties had the highest percentage of gaming win from mass tables and slots of the Macao operators, with an average market share of approximately 30% during the previous five years. Management estimates our mass market table revenues typically generated a gross margin approximately four times higher than the gross margin on our VIP table revenues. Additionally, gross gaming revenue from mass tables and slots has contributed to approximately two-thirds of total gross gaming revenue at Marina Bay Sands during the previous five years.
Established brands with broad regional and international market awareness and appeal. The opening of The Venetian Macao provided the foundation and cornerstone for the Cotai Strip and marked a step-change for the Macao gaming market more broadly. Through a combination of its range and scale of facilities and its distinctive theming, The Venetian Macao has remained the foremost example of a themed Integrated Resort in Macao. Recognition has also been garnered by The Parisian Macao, our property with its iconic replica of the Eiffel Tower and other themed attractions. Both of these European-themed Integrated Resorts attract broad brand awareness both regionally and globally, which we expect will continue with the opening of The Londoner Macao over the course of 2022. Marina Bay Sands is an iconic part of the Singapore skyline and is often featured prominently in filmed entertainment and other media.
Experienced management team with a proven track record. Mr. Sheldon G. Adelson was our founder, and until his death in January 2021, served as our Chairman and Chief Executive Officer. Mr. Adelson created the MICE-based Integrated Resort and pioneered its development in the Las Vegas and Singapore markets, as well as in Macao, where he planned and developed the Cotai Strip. Mr. Robert G. Goldstein, our Chairman and Chief Executive Officer, has been an integral part of the Company's executive team from the beginning, joining Mr. Adelson before The Venetian Resort Las Vegas was constructed. Mr. Goldstein is one of the most respected and experienced executives in our industry today. Mr. Patrick Dumont, our President and Chief Operating Officer, has been with the Company for more than eleven years, including the last five as our Executive Vice President and Chief Financial Officer, and has prior experience in corporate finance and management. Our management team is focused on delivering growth, increasing our return on invested capital, balance sheet strength, preserving the Company’s financial flexibility to pursue development opportunities and continuing to execute return of capital to stockholders.
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
Identifying targeted investment opportunities to drive growth across our portfolio. We will continue to invest in the expansion of our facilities and the enhancement of the leisure and business tourism appeal of our property portfolio. Our planned development projects include the renovation, expansion and rebranding of Sands Cotai Central into The Londoner Macao and the expansion of Marina Bay Sands.
Our Operations
Macao
The Venetian Macao is the anchor property of our Cotai Strip development and is located approximately two miles from the Taipa Ferry Terminal on Macao's Taipa Island and six miles from the bridge linking Hong Kong, Macao and Zhuhai. The Venetian Macao includes approximately 374,000 square feet of gaming space with approximately 630 table games and 1,120 slot machines and electronic table games ("ETGs"). The Venetian Macao features a 39-floor luxury hotel tower with over 2,900 elegantly appointed luxury suites and the Shoppes at Venetian, approximately 945,000 square feet of unique retail shopping with more than 320 stores featuring many international brands and home to 56 restaurants and food outlets featuring an international assortment of cuisines. In addition, The Venetian Macao has approximately 1.2 million square feet of convention facilities and meeting room space, an 1,800-seat theater, the 15,000-seat Cotai Arena that hosts world-class entertainment and sporting events.
The Londoner Macao (previously Sands Cotai Central), our largest Integrated Resort on the Cotai Strip, is located across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Macao. The Londoner Macao is the result of our renovation, expansion and rebranding of Sands Cotai Central, which included the addition of extensive thematic elements both externally and internally. Our construction work on The Londoner Macao Hotel and Londoner Court was completed in 2021. We anticipate the Londoner Arena, expansion of the Shoppes at Londoner and other amenities to be completed before the end of 2022. The Londoner Macao presents a range of new attractions and features, including some of London’s most recognizable landmarks, such as the Houses of Parliament and the Elizabeth Tower (commonly known as "Big Ben"), and interactive guest experiences. The Londoner Macao Hotel opened in January 2021 with 594 London-themed suites, including 14 exclusive Suites by David Beckham. The Integrated Resort also features Londoner Court, which opened on September 16, 2021, and includes approximately 370 luxury suites. The expansion of our retail offerings has been rebranded as Shoppes at Londoner in 2021. The Integrated Resort features four hotel towers. The first hotel tower includes approximately 650 five-star rooms and suites under the Conrad brand and The Londoner Macao Hotel. The second hotel tower consists of approximately 1,800 rooms and suites under the Sheraton brand. The third hotel tower consists of approximately 2,100 rooms and suites under the Sheraton brand. The fourth hotel tower consists of Londoner Court and approximately 400 rooms and suites under the St. Regis brand. The Integrated Resort includes approximately 351,000 square feet of gaming space with approximately 480 table games and 990 slot machines and ETGs, approximately 369,000 square feet of meeting space, a 1,701-seat theater, approximately 532,000 square feet of retail space with more than 110 stores and home to more than 50 restaurants and food outlets featuring an international assortment of cuisines.
The Parisian Macao, which is connected to The Venetian Macao and The Plaza Macao and Four Seasons Macao, includes approximately 248,000 square feet of gaming space with approximately 270 table games and 980 slot machines and ETGs. The Parisian Macao also features approximately 2,500 rooms and suites and the Shoppes at Parisian, approximately 296,000 square feet of unique retail shopping with 130 stores featuring many international brands and home to 26 restaurants and food outlets featuring an international assortment of cuisines. Other non-gaming amenities at The Parisian Macao include a meeting room complex of approximately 63,000 square feet and a 1,200-seat theater. Directly in front of The Parisian Macao, and connected via a covered walkway to the main building, is a half-scale authentic re-creation of the Eiffel Tower containing a viewing platform and restaurant.
The Plaza Macao and Four Seasons Macao, which is located adjacent to The Venetian Macao, has approximately 127,000 square feet of gaming space with approximately 140 table games and 170 slot machines and ETGs at its Plaza Casino. The Plaza Macao and Four Seasons Macao also has 360 elegantly appointed rooms and suites managed by FS Macau Lda., several food and beverage offerings, and conference and banquet facilities. The Shoppes at Four Seasons includes approximately 244,000 square feet of retail space and is connected to the Shoppes at Venetian. The Plaza Macao and Four Seasons Macao also features 19 ultra-exclusive Paiza Mansions, which are individually designed and made available by invitation only. The Grand Suites at Four Seasons opened in October 2020 and features 289 luxury suites.
The Sands Macao, the first U.S. operated Las Vegas-style casino in Macao, is situated near the Macao-Hong Kong Ferry Terminal on a waterfront parcel centrally located between Macao's Gongbei border gate with China and Macao's central business district. The Sands Macao includes approximately 212,000 square feet of gaming space with approximately 160 table games and 610 slot machines and ETGs. The Sands Macao also includes a 289-suite hotel tower, spa facilities and several restaurants and entertainment areas.
We operate the gaming areas within our Macao properties pursuant to a 20-year gaming subconcession that expires in June 2022. See "Regulation and Licensing — Macao Concession and Our Subconcession."
Singapore
Marina Bay Sands features approximately 2,600 rooms and suites located in three 55-story hotel towers. Atop the three towers is the Sands SkyPark, an extensive outdoor recreation area with a 150-meter infinity swimming pool and leading restaurant and nightlife brands. The Integrated Resort offers approximately 160,000 square feet of gaming space with approximately 530 table games and 2,100 slot machines and ETGs; The Shoppes at Marina Bay Sands, an enclosed retail, dining and entertainment complex with signature restaurants from world-renowned chefs; an event plaza and promenade; and an art/science museum. Marina Bay Sands also includes approximately 1.2 million square feet of meeting and convention space and a state-of-the-art theater for top Broadway shows, concerts and gala events.
We operate the gaming area within our Singapore property pursuant to a 30-year casino concession provided under a development agreement entered into in August 2006. See "Regulation and Licensing — Development Agreement with Singapore Tourism Board."
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. ("MBS") entered into an additional development agreement (the “Second Development Agreement”) with the Singapore Tourism Board (the "STB") pursuant to which MBS has agreed to construct a development, which will include a hotel tower with approximately 1,000 rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats (the “MBS Expansion Project”). The Second Development Agreement provides for a total project cost of approximately 4.5 billion Singapore dollars ("SGD," approximately $3.3 billion at exchange rates in effect on December 31, 2021). We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Second Development Agreement. On September 7, 2021, we amended the 2012 Singapore Credit Facility, which, among other things, extended the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project to March 31, 2022. We are in the process of reviewing the budget and timing of the MBS expansion based on the impact of the COVID-19 Pandemic and other factors. If we do not meet the March 31, 2022 deadline, we will not be permitted to make further draws on the Singapore Delayed Draw Term Facility until these items are delivered to lenders.

Las Vegas
Our Las Vegas Operating Properties is an Integrated Resort that includes The Venetian Resort Las Vegas and the Sands Expo Center.
The Venetian Resort Las Vegas features three hotel towers. The Venetian Tower is a 35-story three-winged luxury hotel tower with 3,015 suites. The second tower is an adjoining 1,013-suite, 12-story Venezia Tower. The Palazzo Tower has 3,064 suites situated in a 50-story luxury hotel tower, which features modern European ambience and design, and is directly connected to The Venetian Tower and Sands Expo Center. The Venetian Resort Las Vegas has approximately 225,000 square feet of gaming space and includes approximately 190 table games and 1,780 slot machines and ETGs. The Venetian Resort Las Vegas features a variety of amenities for its guests, including a Paiza Club, several theaters and Canyon Ranch SpaClub.
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
We are working with Madison Square Garden Company ("MSG") to bring a 875,000-square-foot venue built specifically for music and entertainment to Las Vegas. MSG is currently building the MSG Sphere at The Venetian, an 18,000-seat venue, which will be located near, with connectivity to, the Las Vegas Operating Properties and is currently expected to open in 2023.
On March 2, 2021, we entered into definitive agreements to sell its Las Vegas real property and operations, including The Venetian Resort Las Vegas and the Sands Expo Center (collectively referred to as the “Las Vegas Operations”) for a total enterprise value of $6.25 billion to Pioneer OpCo, LLC, an affiliate of certain funds managed by affiliates of Apollo Global Management, Inc., and VICI Properties L.P. We currently anticipate the closing of the transaction in the first quarter of 2022, subject to regulatory review and other closing conditions.
Our Markets
Macao
Macao is the largest gaming market in the world and the only market in China to offer legalized casino gaming. According to Macao government statistics issued publicly on a monthly basis by the Gaming Inspection and Coordination Bureau (commonly referred to as the "DICJ"), annual gross gaming revenues were 86.86 billion patacas in 2021 (approximately $10.81 billion at exchange rates in effect on December 31, 2021), a 43.7% increase and a 70.3% decrease compared to 2020 and 2019, respectively, due to the impact of the COVID-19 Pandemic.
We welcomed approximately 8 million visitors to Macao in 2021, compared to the approximately 6 million visitors in 2020. We believe visitation will return to pre-pandemic levels and will continue to experience meaningful long-term growth. We believe this growth will be driven by a variety of factors, including the movement of Chinese citizens to urban centers in China, continued growth of the Chinese outbound tourism market, the increased utilization of existing transportation infrastructure, the introduction of new transportation infrastructure and the continued increase in hotel room inventory in Macao and neighboring Hengqin Island. There has been significant investment announced and recently completed by concessionaires and subconcessionaires in new resort development projects on Cotai. These factors should help increase the critical mass on Cotai and further drive Macao's transformation into a leading business and leisure tourism hub in Asia. We believe the development of additional integrated resort products in Macao will also drive a higher demand for gaming products.
Table games are the dominant form of gaming in Asia, with Baccarat being the most popular game. We believe we will continue to experience Macao market-leading visitation and are focused on driving high-margin mass market gaming, while providing luxury amenities and high service levels to our VIP and premium players. We intend to continue to introduce more modern and popular products that appeal to the Asian marketplace and believe our continued improvement in our high-quality gaming product offerings has enabled us to capture a meaningful share of the overall Macao gaming market across all player segments.
Proximity to Major Asian Cities
Visitors from Hong Kong, South China, Taiwan and other locations in Asia can reach Macao in a relatively short time, using a variety of transportation methods, and visitors from more distant locations in Asia can take advantage of short travel times by air to Zhuhai, Shenzhen, Guangzhou or Hong Kong, followed by a road, ferry or helicopter trip to Macao. In addition, numerous air carriers fly directly into Macau International Airport from many major cities in Asia. Due to various COVID-19 related restrictions and closures, these transportation methods all continue to be negatively impacted.
Prior to COVID-19, Macao drew a significant number of customers who are visitors or residents of Hong Kong. One of the major methods of transportation to Macao from Hong Kong is the jetfoil ferry service, including our ferry services, Cotai Water Jet. The Hong Kong-Zhuhai-Macao Bridge (the “HZMB”), which connects Hong Kong, Macao and Zhuhai, has reduced the travel time between Hong Kong and Macao from one hour by ferry to approximately 45 minutes on the road. The HZMB is part of the Greater Bay Area Initiative and plays a key role in connecting the cities in the Greater Bay Area, facilitating the visitation to Macao. Macao is also accessible from Hong Kong by helicopter.
Competition in Macao
Gaming in Macao is administered by the government through concessions awarded to three different concessionaires and three subconcessionaires, of which we are one. No additional concessions have been granted by the Macao government since 2002; however, if the Macao government were to allow additional gaming operators in Macao through the grant of additional concessions or subconcessions, we would face additional competition. The concessionaires are SJM Resorts, S.A., Wynn Resorts (Macau), S.A. and Galaxy Casino Company Limited ("Galaxy"), with MGM Grand Paradise, S.A., Melco PBL Jogos (Macau), S.A. and our Company operating under subconcessions.
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
Based on figures released by the STB, Singapore welcomed approximately 330,000 international visitors in the twelve months ended December 31, 2021, a 88.0% and 98.3% decrease compared to the same period in 2020 and 2019, respectively, due to the impact of the COVID-19 Pandemic. Tourism receipts were estimated to be SGD 5 million (approximately $4 million at exchange rates in effect on December 31, 2021) in 2020 (the latest information publicly available at the time of filing). The Casino Regulatory Authority (the "CRA"), the gaming regulator in Singapore, does not disclose gaming revenue for the market and thus no official figure exists.
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
Proximity to Major Asian Cities
More than 100 airlines operate in Singapore, connecting it to some 300 cities in approximately 80 countries. In the twelve months ended December 31, 2021, 3 million passengers passed through Singapore's Changi Airport, a 74.1% decrease as compared to the same period in 2020 due to the impact of the COVID-19 Pandemic. In 2019, Changi Jewel, a multi-use retail, hotel and food and beverage destination, opened at Changi Airport, and work is currently underway to expand the number of runways and open a fifth terminal, which would increase passenger capacity. Based on figures released by the STB, the largest source markets for visitors to Singapore over the last five years ending in 2021 were China and Indonesia. The STB's methodology for reporting visitor arrivals does not recognize Malaysian citizens entering Singapore by land, although this method of visitation is generally thought to be substantial.
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
Las Vegas
Based on figures released by the Las Vegas Convention and Visitors Authority (the "LVCVA"), Las Vegas welcomed 32 million visitors during the twelve months ended December 31, 2021, a 69.4% increase as compared to the same period in 2020.
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
Las Vegas generally competes with trade show and convention facilities located in and around major U.S. cities. Within Las Vegas, the Sands Expo Center competes with the Las Vegas Convention Center (the "LVCC"), which currently has approximately 4.6 million gross square feet of convention and exhibit facilities. In addition to the LVCC, some of our Las Vegas competitors have convention and conference facilities that compete with our Las Vegas Operating Properties. Based on figures released by the LVCVA, over 2 million convention delegates visited Las Vegas during the twelve months ended December 31, 2021.
Retail Mall Operations
We own and operate retail malls at our Integrated Resorts at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands. Upon completion of all phases of The Londoner Macao, we will own approximately 2.7 million square feet of gross retail space. Management believes being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow. The Grand Canal Shoppes were sold to GGP (now owned by Brookfield Property Partners L.P., "Brookfield") and are not owned or operated by us.
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
The tables below set forth certain information regarding our mall operations on the Cotai Strip and at Marina Bay Sands as of December 31, 2021. These tables do not reflect subsequent activity in 2022.

Mall Name	Total GLA(1)	Selected Significant Tenants

Shoppes at Venetian	814,784(2)	Zara, Victoria's Secret, Uniqlo, Tiffany & Co., Rolex, H&M, Michael Kors, Bvlgari, Polo Ralph Lauren, Lululemon, FURLA, Foot Locker
Shoppes at Londoner	532,175(3)	Marks & Spencer, Zara, Omega, Nike, Chow Tai Fook, Apple, Bottega Veneta, Gucci, Burberry, Lululemon
Shoppes at Parisian	296,322	Alexander McQueen, Zadig & Voltaire, Versace Jeans Couture, Antonia, Arc'teryx, Champion
Shoppes at Four Seasons	244,208	Cartier, Chanel, Louis Vuitton, Hermès, Gucci, Dior, Versace, Zegna, Loro Piana, Saint Laurent, Balenciaga, Loewe, Roger Vivier, Christian Louboutin, Alexander McQueen, Miu Miu, Chloe
The Shoppes at Marina Bay Sands	622,362(4)	Louis Vuitton, Zara, Chanel, Gucci, Dior, Burberry, Prada, Fendi, Moncler, Hermès, Cartier, Apple
____________________
(1)Represents Gross Leasable Area in square feet.
(2)Excludes approximately 130,000 square feet of space on the fifth floor currently not on the market for lease.
(3)The Shoppes at Londoner will feature more than 600,000 square feet of gross leasable area upon completion of all phases of the renovation and expansion to The Londoner Macao.
(4)Excludes approximately 230,000 square feet of space operated by the Company.

The following table reflects our tenant representation by category for our mall operations as of December 31, 2021:

Category	Square Feet	% of Square Feet	Representative Tenants
Fashion (luxury, women's, men's, mixed)	755,572	37%	Louis Vuitton, Dior, Gucci, Versace, Chanel, Hermès, Balenciaga, Loewe, Saint Laurent, Burberry, Prada, Moncler, Fendi
Restaurants and lounges	368,360	18%	Lei Garden, Cé La Vi, North, Blossom
Multi-Brands	213,170	11%	Duty Free Americas, The Atrium
Fashion accessories and footwear	138,193	7%	Coach, Rimowa, Michael Kors, FURLA, Oakley & Spectacle Hut, Charles & Keith
Jewelry	159,674	8%	Bvlgari, Omega, Cartier, Rolex, Tiffany & Co., Chaumet, Van Cleef & Arpels
Lifestyle, sports and entertainment	101,996	5%	Manchester United, Adidas, Lululemon, Under Armour, Nike, Foot Locker
Health and beauty	93,600	5%	Sephora, Sa Sa, Chanel, Helena Rubinstein, SkinCeuticals, Valentino Beauty
Home furnishing and electronics	78,806	4%	Apple, Samsung, Zara Home
Banks and services	46,776	2%	Bank of China, ICBC, KBL Healthcare
Specialty foods	30,419	2%	Godiva, Haagen Dazs, Jason's Deli
Arts and gifts	14,954	1%	Emporio di Gondola
Total	2,001,520	100%
Human Capital
Talent Management
We directly employ approximately 44,700 employees worldwide, including approximately 44,500 full-time employees, and hire additional temporary employees on an as-needed basis. Of our full-time employees, approximately 50% are female.
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
•On-site provision of meals for employees; and
•Training and development: through Sands Academy, our global training and development platform, we provide courses, learning tools, coaching opportunities and one-on-one consulting to help employees fulfill their potential, as well as provide tuition reimbursement.
Our employees are not covered by collective bargaining agreements, except as discussed below with respect to certain Sands Expo Center employees. We believe we have good relations with our employees and any relevant union.
Certain unions have engaged in confrontational and obstructive tactics at some of our properties, including contacting potential customers, tenants, and investors, objecting to various administrative approvals, and informational picketing, and may continue these tactics in the future. Although we believe we will be able to operate despite such tactics, no assurance can be given we will be able to do so or the failure to do so would not have a material adverse effect on our financial condition, results of operations, and cash flows. Although no assurances can be given, if employees decide to be represented by labor unions, management does not believe such representation would have a material effect on our financial condition, results of operations and cash flows.
Certain culinary personnel and banquet service providers are hired from time to time to provide services for trade shows and conventions at Sands Expo Center and are covered under a collective bargaining agreement between Sands Expo Center and the Local Joint Executive Board of Las Vegas, for and on behalf of Culinary Workers Union Local 226 and Bartenders Union Local No. 165. This collective bargaining agreement expired in December 2000, but automatically renews on an annual basis unless either party gives the other party proper notice of its desire to terminate or change the agreement. As neither party has given such notice, Sands Expo Center continues to operate under the terms of the expired bargaining agreement with respect to these employees.
Health and Safety
During 2021, we continued to focus significant attention on the effective handling of the COVID-19 Pandemic. In 2020, we implemented new protocols and processes designed to limit the spread of the virus. These include the use of hand sanitizers and face masks, new cleaning and disinfecting regimes, testing and tracing and the implementation of social distancing measures in restaurants, bars, gaming, recreation and back of the house areas. We made physical changes to our properties, such as the installation of thermal screening points at entrances to our Macao properties and changes to our heating, ventilation and air conditioning (“HVAC”) systems. The latter included the installation of “hospital grade HEPA” filters in certain circulation areas, increased fresh air/exhaust, and utilization of UV air stream disinfection to reduce airborne COVID-19 particles. In the midst of the COVID-19 Pandemic-related challenges, we have supported our employees by forgoing furloughs and layoffs and maintaining steady paychecks and health benefits.
Commitment to Environmental Sustainability
We focus significant attention on minimizing our environmental impact with the goal of reducing the environmental footprint of our existing properties and offsetting the impact of new developments. Through Sands ECO360, we endeavor to adapt to emerging trends, support new technologies and foster environmental stewardship in the areas of building design and development, resort management and operations, and meetings, events and entertainment. The program is aligned with the United Nations Sustainable Development Goals and other key environmental standards in the areas of low carbon transition, water stewardship, waste, plastics and packaging, sourcing and biodiversity.
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
For the second year in a row, in 2021 we were the only U.S.-based casino and gaming company to be named on the Dow Jones Sustainability World Index and North America Index. We were one of only 12 companies in North America to be included on the A List for both CDP Climate Change and Water Security in 2021.
Development Projects
We regularly evaluate opportunities to improve our product offerings, such as refreshing our meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and our gaming areas, as well as other revenue generating additions to our Integrated Resorts.
Macao
The Londoner Macao is the result of our renovation, expansion and rebranding of Sands Cotai Central, which included the addition of extensive thematic elements both externally and internally. Our construction work on The Londoner Macao Hotel and Londoner Court was completed in 2021. We anticipate the Londoner Arena, expansion of the Shoppes at Londoner and other amenities to be completed before the end of 2022. The Londoner Macao presents a range of new attractions and features, including some of London’s most recognizable landmarks, such as the Houses of Parliament and the Elizabeth Tower (commonly known as "Big Ben"), and interactive guest experiences. The Londoner Macao Hotel opened in January 2021 with 594 London-themed suites, including 14 exclusive Suites by David Beckham. The Integrated Resort also features Londoner Court, which opened on September 16, 2021, and includes approximately 370 luxury suites. The expansion of our retail offerings has been rebranded as Shoppes at Londoner in 2021.
We anticipate the total costs associated with The Londoner Macao development project described above and the completed The Grand Suites at Four Seasons to be approximately $2.2 billion, of which $2.0 billion was spent as of December 31, 2021. We expect to fund our developments through a combination of cash on hand, borrowings from the 2018 SCL Credit Facility and surplus from operating cash flows. See "Item 1A — Risk Factors — Risks Related to Our Business — There are significant risks associated with our construction projects."
Singapore
In April 2019, MBS entered into the Second Development Agreement with the STB pursuant to which MBS has agreed to construct a development, which will include a hotel tower with approximately 1,000 rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats. The Second Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.3 billion at exchange rates in effect on December 31, 2021), which investment must be completed within eight years from the effective date of the agreement. The amount of the total project cost will be finalized as we complete design and development and begin construction. We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Second Development Agreement. On September 7, 2021, we amended the 2012 Singapore Credit Facility, which, among other things, extended the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project to March 31, 2022. We are in the process of reviewing the budget and timing of the MBS expansion based on the impact of the COVID-19 Pandemic and other factors. If we do not meet the March 31, 2022 deadline, we will not be permitted to make further draws on the Singapore Delayed Draw Term Facility until these items are delivered to lenders.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
Regulation and Licensing
Macao Concession and Our Subconcession
In June 2002, the Macao government granted one of three concessions to operate casinos in Macao to Galaxy. During December 2002, we entered into a subconcession agreement with Galaxy, which was approved by the Macao government. The subconcession agreement allows us to develop and operate certain casino projects in Macao, including Sands Macao, The Venetian Macao, The Plaza Macao and the Four Seasons Macao, The Londoner Macao and The Parisian Macao, separately from Galaxy. Under the subconcession agreement, we are obligated to operate casino games of chance or games of other forms in Macao. We were also obligated to develop and open The Venetian Macao and a convention center by December 2007, and we were required to invest, or cause to be invested, at least 4.4 billion patacas (approximately $548 million at exchange rates in effect at the time of the transaction) in various development projects in Macao by June 2009, which obligations we have fulfilled.
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
The Macao gaming authorities may investigate any individual who has a material relationship to, or material involvement with, us to determine whether our suitability and/or financial capacity is affected by this individual. LVSC and SCL shareholders with 5% or more of the share capital, directors and some of our key employees must apply for and undergo a finding of suitability process and maintain due qualification during the subconcession term, and accept the persistent and long-term inspection and supervision exercised by the Macao government. VML is required to notify the Macao government immediately should VML become aware of any fact that may be material to the appropriate qualification of any shareholder who owns 5% or more of the share capital, or any officer, director or key employee. Changes in licensed positions must be reported to the Macao gaming authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Macao gaming authorities have jurisdiction to disapprove a change in corporate position. If the Macao gaming authorities were to find one of our officers, directors or key employees unsuitable for licensing, we would have to sever all relationships with that person. In addition, the Macao gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications.
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
The casinos and gaming areas located in the Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao are being operated under our subconcession agreement. This subconcession excludes the following gaming activities: mutual bets, lotteries, raffles, interactive gaming and games of chance or other gaming, betting or gambling activities on ships or planes. Our subconcession is exclusively governed by Macao law. We are subject to the exclusive jurisdiction of the courts of Macao in case of any dispute or conflict relating to our subconcession.
Our subconcession agreement expires on June 26, 2022. If our subconcession is not extended or renewed, VML may be prohibited from conducting gaming operations in Macao, and we could cease to generate revenues from our gaming operations when our subconcession agreement expires on June 26, 2022. In addition, all of VML's casino premises and gaming-related equipment could be automatically transferred to the Macao government without any compensation to us.
On January 18, 2022, the Macao Legislative Assembly published a draft bill entitled Amendment to Law No. 16/2001 to amend Macao’s gaming Law 16/2002 (the “Gaming Law”).
Certain changes to the Gaming Law set out in the draft bill include a reduction in the term of future gaming concessions to ten (10) years; authorization of up to six (6) gaming concession contracts; an increase in the minimum capital contribution of concessionaires to 5 billion patacas (approximately $622 million at exchange rates in effect on December 31, 2021); and a prohibition of revenue sharing arrangements between gaming promoters and concessionaires.
We are actively monitoring developments with respect to the Macao government’s Gaming Law amendment and concession renewal process and we continue to believe we will be successful in extending the term of our subconcession and/or obtaining a new gaming concession when our current subconcession expires; however, it is possible the Macao government could further change or interpret the associated gaming laws in a manner that could negatively impact us.
Under our subconcession, we are obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2021). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,344, $18,672 and $124, respectively, at exchange rates in effect on December 31, 2021), subject to a minimum of 45 million patacas (approximately $6 million at exchange rates in effect on December 31, 2021). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We must also contribute 4% of our gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. This percentage may be subject to change in the future.
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
In August 2018, we received an additional exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance for the period of January 1, 2019 through June 26, 2022, the date our subconcession agreement expires. Additionally, we entered into an agreement with the Macao government in April 2019, effective through June 26, 2022, providing for payments as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits, namely a payment of 38 million patacas (approximately $5 million at exchange rates in effect on December 31, 2021) for each of the years 2021, 2020 and 2019, each payment to be made on or before January 31 of the following year, and a payment of 18 million patacas (approximately $2 million at exchange rates in effect on December 31, 2021) for the period between January 1, 2022 through June 26, 2022, to be paid on or before July 26, 2022. There is no assurance either of these tax arrangements will be extended beyond their expiration dates.
Development Agreement with Singapore Tourism Board
On August 23, 2006, MBS entered into a development agreement, as amended by a supplementary agreement on December 11, 2009 (the "Development Agreement"), with the STB to design, develop, construct and operate the Marina Bay Sands. The Development Agreement includes a concession for MBS to own and operate a casino within the Integrated Resort. In addition to the casino, the Integrated Resort includes, among other amenities, a hotel, a retail complex, a convention center and meeting room complex, theaters, restaurants and an art/science museum. MBS is one of two companies awarded a concession to operate a casino in Singapore. Under the request for proposals to develop an integrated resort at Marina Bay, Singapore, during an initial ten-year exclusive period (the "Exclusivity Period") only two licensees were granted the right to operate a casino in Singapore, which expired on February 28, 2017. In connection with entering into the Development Agreement, MBS entered into a 60-year lease with the STB for the parcels underlying the project site and entered into an agreement with the Land Transport Authority of Singapore for the provision of necessary infrastructure for rapid transit systems and road works within and/or outside the project site. During the Exclusivity Period, the Company, which is currently the 100% indirect shareholder of MBS, was required to be the single largest entity with direct or indirect controlling interest of at least 20% in MBS, unless otherwise approved by the CRA.
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
In April 2019, MBS and the STB entered into the Second Development Agreement pursuant to which MBS has agreed to construct a second large-scale development, the MBS Expansion Project, located adjacent to Marina Bay Sands, comprising of additional MICE facilities, a hotel tower with approximately 1,000 rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats. The Second Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.3 billion at exchange rates in effect on December 31, 2021). The amount of the total project cost will be finalized as we complete design and development and begin construction. In connection with the Second Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project (the "Land"). In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction). We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Development Agreement. On June 18, 2020, MBS entered into an amendment letter to the 2012 Singapore Credit Facility, which among other things, extends to June 30, 2021, the deadline for delivering the construction costs estimate and the construction schedule for the MBS Expansion Project. On September 7, 2021, we amended the 2012 Singapore Credit Facility, which further extended this deadline to March 31, 2022. We are in the process of reviewing the budget and timing of the MBS expansion based on the impact of the COVID-19 Pandemic and other factors.
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
There is a goods and services tax of 7% imposed on gross gaming revenue and a casino tax of 15% imposed on the gross gaming revenue from the casino after reduction for the amount of goods and services tax, except in the case of gaming by premium players, in which case a casino tax of 5% is imposed on the gross gaming revenue generated from such players after reduction for the amount of the goods and services tax. The current casino tax rates are 5% for premium players and 15% for mass players. Beginning March 1, 2022, the current casino tax rates of 5% for premium players and 15% for mass players will increase to 8% and 18% on gross gaming revenue up to SGD 2.4 billion and SGD 3.1 billion (approximately $1.8 billion and $2.3 billion at exchange rates in effect on

December 31, 2021), respectively. On gross gaming revenue above the stated thresholds, the casino tax rate for premium players will be 12% and for mass players will be 22%. The provision for bad debts arising from the extension of credit granted to gaming patrons is not deductible against gross gaming revenue when calculating the casino tax, but is deductible for the purposes of calculating the goods and services tax (subject to the prevailing law). MBS is permitted to extend casino credit to persons who are not Singapore citizens or permanent residents, but is not permitted to extend casino credit to Singapore citizens or permanent residents except to premium players.
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
The Singapore Act also requires future applicants and/or renewals for a casino license to be a suitable person to develop, maintain and promote the Integrated Resort as a compelling tourist destination that meets prevailing market demand and industry standards and contributes to the tourism industry in Singapore. The Singapore government has established an evaluation panel that will assess applicants and report to the CRA on this aspect of the casino licensing requirements. Our casino license, which has a three-year term, is set to expire in April 2022. We have filed a renewal application and believe we meet the renewal requirements as determined by the CRA.
The Second Development Agreement contains provisions relating to the construction of the MBS Expansion Project and associated deadlines for completion, levels of insurance and limitations on MBS’ ability to assign the lease or sub-let any portion of the Land. In addition, the Second Development Agreement contains events of default, including, among other things, the failure of MBS to perform its obligations under the Second Development Agreement. The Second Development Agreement also contains, among other things, restrictions limiting the use of the Land to the development and operation of the MBS Expansion Project and requirements that MBS obtain the prior approval of the STB in order to subdivide the Land or any building thereon, which approval, if given, will be subject to such terms and conditions as may be determined by the STB.
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
We cannot make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On November 18, 2021, the Nevada Commission granted us prior approval to make public offerings for a period of three years, subject to certain conditions (the "shelf approval"). The shelf approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chair of the Nevada Board. The shelf approval does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board as to the investment merits of any securities offered under the shelf approval. Any representation to the contrary is unlawful.
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
We expect the impact of the disruptions resulting from the impact of the COVID-19 Pandemic, including the extent of their adverse impact on our financial and operational results, will continue to be dictated by the length of time such disruptions continue. Although all our properties are currently open, we cannot predict whether future closures would be appropriate or could be mandated. Even once travel advisories and restrictions are modified or cease to be necessary, demand for Integrated Resorts may remain weak for a significant length of time and we cannot predict if or when the gaming and non-gaming activities of our properties will return to pre-outbreak levels of volume or pricing. In particular, future demand for Integrated Resorts may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth or reduced business spending for MICE resulting from the impact of the COVID-19 Pandemic. In addition, we cannot predict the ultimate impact the COVID-19 Pandemic will have on our mall tenants in Macao and Singapore.
Our businesses would also be impacted should the disruptions from the COVID-19 Pandemic impact our current construction projects—for example, we have experienced delays in construction projects in Singapore, as we had expected to commence construction on a new tower of Marina Bay Sands by April 2022 and do not expect to be able to commence construction on that timeline. There are certain limitations on our ability to mitigate the adverse financial impact of these matters, such as the fixed costs at our properties, the access to construction labor due to immigration restrictions or construction materials due to vendor supply chain delays. Government measures intended to address the COVID-19 Pandemic, such as mandatory quarantines, vaccine mandates and regular testing requirements, could also impact the availability of our employees or other workers or could lead to attrition of key employees or reduced willingness of customers to come to our properties. Any of these events may continue to disrupt our ability to staff our business adequately, could continue to generally disrupt our operations or construction projects, particularly in Singapore where we heavily rely on foreign personnel for construction projects and food and beverage services and other labor-intensive tasks.
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
So-called "Acts of God," such as typhoons and rainstorms, particularly in Macao, and other natural disasters, man-made disasters, outbreaks of highly infectious or contagious diseases, political instability, civil unrest, terrorist activity or war may result, and in the case of the COVID-19 Pandemic, have resulted, in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect, and the COVID-19 Pandemic has adversely affected, the number of visitors to our properties. We also face potential risks associated with the physical effects of climate change, which may include more frequent or severe storms, typhoons, flooding, rising sea levels and shortages of water. To the extent climate change causes additional changes in weather patterns, our properties along the coast in Macao could be subject to an increase in the number and severity of typhoons and rising sea levels causing damage to these properties, while Las Vegas could be subject to extreme drought conditions leading to water restrictions. Any of these events may disrupt our ability to staff our business adequately, could generally disrupt our operations, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we have insurance coverage with respect to some of these events, we cannot assure you any such coverage will provide any coverage or be sufficient to indemnify us fully against all direct and indirect costs, including any loss of business that could result from substantial damage to, or partial or complete destruction of, any of our properties.
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
Certain local gaming laws apply to our gaming activities and associations in other jurisdictions where we operate or plan to operate.
We are required to comply with certain reporting requirements concerning our current and proposed gaming activities and associations, including Macao, Singapore and other jurisdictions. We will also be subject to disciplinary action by the Nevada Commission if we fail to comply with Nevada gaming laws that govern our operations, as further described in “Item 1 — Business — Regulation and Licensing — State of Nevada.”
The gaming authorities in other jurisdictions where we operate or plan to operate, including in Macao and Singapore, exercise similar powers for purposes of assessing suitability in relation to our activities in other gaming jurisdictions where we do business. Any gaming laws and regulations that apply to us could change or could be interpreted differently in the future, or new laws and regulations could be enacted, and we may incur significant costs to comply, or may be unable to comply, with any new or modified gaming laws and regulations.
We depend primarily on our properties in three markets for all of our cash flow, and because we are a parent company our primary source of cash is and will be distributions from our subsidiaries.
We will not have material operations other than our Macao and Singapore properties after the completion of the sale of our Las Vegas Operating Properties in the first quarter of 2022. As a result, we are primarily dependent upon our Asia properties for all of our cash. Given our operations will be conducted primarily at properties in Macao and Singapore and a large portion of our planned development is in Macao and Singapore, we are subject to greater risk than if we were more diversified.
Additionally, because we are a parent company with limited business operations of our own, our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries derived from the earnings and cash flow generated by our operating properties. Our subsidiaries' payments to us will be contingent upon their earnings and upon other business considerations, which may be impacted by the factors described above. For example, due to the impact of the COVID-19 Pandemic, we suspended our quarterly dividend program beginning in April 2020, and SCL suspended its dividend payments after paying its interim dividend for 2019 on February 21, 2020.
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
In addition, our Macao, Singapore and U.S. credit agreements contain various financial covenants. See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 — Long-Term Debt" for further description of these covenants.
As of December 31, 2021, we had $14.80 billion of long-term debt outstanding, net of original issue discount and deferred offering costs (excluding those costs related to our revolving facilities). This indebtedness could have important consequences to us. For example, it could:
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
Our ability to timely refinance and replace our indebtedness in the future will depend upon general economic and credit market conditions, approval required by local government regulators, adequate liquidity in the global credit markets, the particular circumstances of the gaming industry, and prevalent regulations and our cash flow and operations, in each case as evaluated at the time of such potential refinancing or replacement. We have a principal amount of $74 million, $826 million, $1.89 billion, $3.34 billion and $3.50 billion in long-term debt maturing during the years ending December 31, 2022, 2023, 2024, 2025 and 2026, respectively. If we are unable to refinance or generate sufficient cash flow from operations to repay our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments, or reduce dividend payments. There is no assurance any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
We may attempt to arrange additional financing to fund the remainder of our planned, and any future, development projects. If we are required to raise additional capital in the future, our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. If our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt financing would be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. Our current debt service obligations contain a number of restrictive covenants that impose significant operating and financial restrictions on us, and our Macao, Singapore and U.S. credit agreements contain various financial covenants. SCL, MBS and LVSC have each entered into a waiver and amendment request letter with their lenders to waive certain of their financial covenants through January 1, 2023 for SCL and December 31, 2022 for both MBS and LVSC.
The LIBOR calculation method may change and LIBOR is expected to be phased out after 2021.
Some of our credit facilities calculate interest on the outstanding principal balance using London Interbank Offered Rate (“LIBOR”) or rates that are based, in part, based on LIBOR such as the Singapore Swap Offer Rates (“SOR"). On March 5, 2021, the United Kingdom Financial Conduct Authority (the "FCA") announced the cessation dates for LIBOR, with all tenors being ceased by June 30, 2023. In response to the announced cessation of LIBOR, we have renegotiated one of our credit facilities that references LIBOR or SOR as a factor in determining the interest rate for a replacement reference rate and will likely renegotiate others in the future. At this time, it is not possible to predict the effect on our financial condition, results of operations and cash flows of any such changes or any other reforms to LIBOR or SOR that may be enacted in the United Kingdom or elsewhere.
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
During the year ended December 31, 2021, approximately 14.5%, 7.9% and 53.9% of our table games drop at our Macao properties, Marina Bay Sands and our Las Vegas properties, respectively, was from credit-based wagering. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible.
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
Our attempts to expand our business into new markets and new ventures, including through acquisitions or strategic transactions, may not be successful.
We may opportunistically seek to expand our business through, among other things, expansion into new geographies or new ventures complementary to our current operations. These attempts to expand our business could increase the complexity of our business, require significant levels of investment and strain our management, personnel, operations and systems. In addition, our attempts to expand into new geographies could pose additional challenges given our limited operational experience in other jurisdictions. In order to facilitate such expansion, we may engage in strategic and complementary acquisitions and other transactions or investments involving other integrated resort, hospitality or gaming brands, businesses, properties or other assets, either on our own or in partnership with others, which are subject to challenges and risks that could affect our business, including: our incurrence of significant transaction costs in connection with the pending transaction or investment, regardless of whether it is completed; the restrictions on and obligations with respect to our business that may exist in connection with the pending transaction or investment; fluctuations in our market value, including the depreciation in our market value if the pending transaction or investment is not completed or the failure of the transaction or investment, even if completed, to increase our market value; and failure to integrate acquired businesses successfully or achieve the anticipated benefits or synergies of the transaction. There can be no assurance that these business expansion efforts will develop as anticipated or that we will succeed, and if we do not, we may be unable to recover our investments, which could adversely impact our business, financial condition and results of operations.
Risks Associated with Our International Operations
There are significant risks associated with our construction projects.
We previously announced the renovation, expansion and rebranding of Sands Cotai Central into The Londoner Macao and the MBS Expansion Project in Singapore. These development projects and any other construction projects we undertake will entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors' control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. Construction contractors or counterparties for our current projects may be required to bear certain cost overruns for which they are contractually liable, and if such counterparties are unable to meet their obligations, we may incur increased costs for such developments. For example, we are obligated to commence certain construction projects in Singapore under the Second Development Agreement by April 2022, which we will be unable to timely commence. We are in discussions with the Singapore government on the duration of the timeline extension for commencement and completion of the expansion of MBS to fulfill its obligations under the Second Development Agreement. If such extension is not obtained, we will be in breach of our obligations under the Second Development Agreement. In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to manage successfully our worldwide construction projects, it could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We may stop generating any gaming revenues from our operations if we cannot secure an extension or renewal of our Macao subconcession, which expires in 2022.
Our subconcession expires on June 26, 2022. If our subconcession is not extended or renewed, VML may be prohibited from conducting gaming operations in Macao, and we could cease to generate revenues from our gaming operations when our subconcession agreement expires on June 26, 2022. In addition, all of VML’s casino premises and gaming-related equipment could be automatically transferred to the Macao government without any compensation to us. We cannot assure you we will be able to extend or renew our subconcession on terms favorable to us or at all.

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
Policies and measures adopted from time to time by the Chinese government include restrictions imposed on exit visas granted to residents of mainland China for travel to Macao and Hong Kong, such as those implemented in connection with the COVID-19 Pandemic. These measures have, and any future policy developments implemented may have, the effect of reducing the number of visitors to Macao from mainland China, which could adversely impact tourism and the gaming industry in Macao.
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
The Macao government approved smoking control legislation, which prohibits smoking in casinos other than in certain enumerated areas. Such legislation may deter potential gaming customers who are smokers from frequenting casinos in jurisdictions with smoking bans such as Macao. Such laws and regulations could change or could be interpreted differently in the future. We cannot predict the future likelihood or outcome of similar legislation or referendums in other jurisdictions where we operate or the magnitude of any decrease in revenues as a result of such regulations, though any smoking ban could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
Gaming promoters, which are entities licensed by the gaming regulator in Macao to promote gaming and draw VIP patrons to casinos, are responsible for a portion of our gaming revenues in Macao. There can be no assurance we will be able to maintain, or grow, our relationships with gaming promoters or that gaming promoters will continue to be licensed by the gaming regulator to operate in Macao, which could impact our business, financial condition, results of operations and cash flows. For example, consistent with the overall market in Macao, we terminated our agreements with our three primary gaming promoters in December 2021.
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
Furthermore, we may be held jointly liable with gaming promoters for activities that occur in our casinos. On November 19, 2021, Macao’s Court of Final Appeal ruled that gaming concessionaires are jointly liable with gaming promoters, including their managers and employees, for activities carried out by gaming promoters in gaming concessionaires’ casinos where those activities relate to the typical activity of the gaming promoters and are carried out for the benefit of gaming concessionaires. While we strive for excellence in systems and practices for monitoring the activities of gaming promoters operating in our casinos, we cannot assure you that we will be able to monitor all activities carried out by them. Furthermore, we cannot assure you to what extent the Macao courts will in the future find us liable for the activities carried out by gaming promoters in our casinos, nor are we able to determine what Macao courts would deem typical activities of gaming promoters to be.
The above factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Risks Associated with Our U.S. Operations
We are subject to a number of risks associated with the proposed sale of the Las Vegas Operations, and these risks could adversely impact our operations, financial condition and business.
On March 2, 2021, we entered into definitive agreements (the “Agreements”) to sell our Las Vegas real property and operations, including The Venetian Resort Las Vegas and the Sands Expo and Convention Center (the “Las Vegas Operations”), for an aggregate purchase price of approximately $6.25 billion (the “Las Vegas Sale”). We are subject to a number of risks associated with the Las Vegas Sale, including risks associated with: the failure to satisfy, on a timely basis or at all, the closing conditions set forth in the Agreements, including the receipt of regulatory approvals; legal proceedings, judgments or settlements, including those that may be instituted against us, our board of directors and executive officers and others; the restrictions on and obligations with respect to our business set forth in the Agreements; any required payments of indemnification obligations under the Agreements for retained liabilities and breaches of representations, warranties or covenants; fluctuations in our market value, including the depreciation in our market value if the Las Vegas Sale is not completed or the failure of the transaction, even if completed, to increase our market value; the amount and timing of payments (if any) required under the post-closing contingent lease support agreement to be entered into in connection with the closing of the Las Vegas Sale; failure to receive full repayment of the $1.2 billion in seller financing that we anticipate providing at closing; and conduct of the Las Vegas Operations under the “Venetian” and “Palazzo” brands and certain other trademarks licensed to the Las Vegas Operations pursuant to the Agreements, which could result in reputational harm to certain of the businesses we are retaining that will continue to operate under such brands if the Las Vegas Operations does not continue to operate in accordance with our high standards and applicable law as required under the Agreements.
Risks Related to Stock Ownership and Stockholder Matters

The interests of our principal stockholders in our business may be different from yours.
Dr. Adelson (the wife of Mr. Adelson), her family members and trusts and other entities established for the benefit of Dr. Adelson‘s family members (collectively our "Principal Stockholders") beneficially owned approximately 57% of our outstanding common stock as of December 31, 2021. (Mr. Adelson was also a Principal Stockholder prior to his death.) Accordingly, our Principal Stockholders exercise significant influence over our business policies and affairs, including the composition of our Board of Directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of our Principal Stockholders. The interests of our Principal Stockholders may differ from your interests.
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
Our historical success was principally dependent on our founder, Chairman and Chief Executive Officer, Sheldon G. Adelson. On January 12, 2021, we announced the passing of Mr. Adelson. On January 26, 2021, we announced Robert G. Goldstein was appointed Chairman and Chief Executive Officer and Patrick Dumont was appointed President and Chief Operating Officer. Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including Messrs. Goldstein and Dumont. The loss of their services or the services of our other senior managers, or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business.
We compete for limited management and labor resources in Macao and Singapore, and policies of those governments may also affect our ability to employ imported managers or labor.
Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled managers and employees at our properties. The Macao government requires we only hire Macao residents in our casinos for certain employee roles, including as dealers. In addition, we are required in Macao to obtain visas and work permits for managers and employees we seek to employ from other countries. There is significant competition in Macao and Singapore for managers and employees with the skills required to perform the services we offer and competition for these individuals in Macao is likely to increase as other competitors expand their operations. Such competition has intensified recently as certain skilled managers have elected to return to their home countries due to the impact of the COVID-19 Pandemic.
We may have to recruit managers and employees from other countries to adequately staff and manage our properties and certain Macao government policies affect our ability to hire non-resident managers and employees in certain job classifications. Despite our coordination with the Macao labor and immigration authorities to ensure our management and labor needs are satisfied, we may not be able to recruit and retain a sufficient number of qualified managers or employees for our operations or the Macao labor and immigration authorities may not grant us the necessary visas or work permits. For example, due to the impact of the COVID-19 Pandemic, the government in Singapore is increasingly trying to protect jobs for the local population, which could make it more difficult to obtain and renew visas or work permits for our foreign staff members.
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
General Risk Factors
We may fail to establish and protect our IP rights and could be subject to claims of IP infringement.
We endeavor to establish, protect and enforce our IP, including our trademarks, copyrights, patents, domain names, trade secrets and other confidential and proprietary information. There can be no assurance, however, the steps we take to protect our IP will be sufficient. If a third party successfully challenges our trademarks, we could have difficulty maintaining exclusive rights. If a third party claims we have infringed, currently infringe or could in the future infringe upon its IP rights, we may need to cease use of such IP, defend our rights or take other steps. In addition, if third parties violate their obligations to us to maintain the confidentiality of our proprietary information or there is a security breach or lapse, or if third parties misappropriate or infringe upon our IP, our business may be affected. Our inability to adequately obtain, maintain or defend our IP rights for any reason could have a material adverse effect on our business, financial condition and results of operations.
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
Failure to maintain the integrity of our information and information systems or comply with applicable privacy and cybersecurity requirements and regulations could harm our reputation and adversely affect our business.
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
A significant theft, destruction, loss or fraudulent use of information maintained by us or by a third-party service provider could have an adverse effect on our reputation, cause a material disruption to our operations and management team and result in remediation expenses (including liability for stolen assets or information, repairing system damage and offering incentives to customers or business partners to maintain their relationships after an attack) and regulatory fines, penalties and corrective actions, or lawsuits by regulators, third-party service providers, third parties that share data with us pursuant to contractual agreements and/or people whose data is or may be impacted. Such theft, destruction, loss or fraudulent use could also result in litigation by stockholders. Advances in computer software capabilities and encryption technology, new tools, and other developments, including continuously evolving attack methods that may exploit vulnerabilities based on these advances, may increase the risk of a security breach or other intrusion. In addition, we may incur increased cybersecurity and privacy protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. There can be no assurance the insurance we have in place relating to cybersecurity and privacy risks will be sufficient in the event of a major cybersecurity or privacy event. Any of these events could interrupt our operations, adversely impact our reputation and brand and expose us to increased risks of governmental investigation, litigation, fines and other liability, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are subject to risks from litigation, investigations, enforcement actions and other disputes.
Our business is subject to various U.S. and international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees, agents or gaming promoters could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. In certain circumstances, it may not be economical to defend against such matters and/or our legal strategy may not ultimately result in us prevailing in a matter. The investigations, litigation and other disputes may also lead to additional scrutiny from regulators, which could lead to investigations relating to, and possibly negatively impact, our gaming licenses and our ability to bid successfully for new gaming market opportunities. We cannot predict the outcome of any pending or future proceedings and the impact they will have on our financial results, but any such impact may be material. While some of these claims are covered by insurance, we cannot be certain that all of them will be, which could have an adverse impact on our financial condition, results of operations and cash flows.
We could be negatively impacted by environmental, social and governance and sustainability matters.

Governments, investors, customers, employees and other stakeholders are increasingly focusing on corporate environmental, social and governance ("ESG") practices and disclosures, and expectations in this area are rapidly evolving and growing. The criteria by which our ESG practices are assessed may change due to the evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we are unable to satisfy such new criteria, stakeholders may conclude our policies and/or actions with respect to ESG matters are inadequate and our reputation, business, financial condition and results of operations could be adversely impacted.

ITEM 1B. — UNRESOLVED STAFF COMMENTS
None.
ITEM 2. — PROPERTIES
We have received concessions from the Macao government to build on a six-acre land site for the Sands Macao and the sites on which The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao are located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. As specified in the land concessions, we are required to pay premiums, which are either payable in a single lump sum upon acceptance of our land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concession, which may be revised every five years by the Macao government. In October 2008, the Macao government amended our land concession to separate the retail and hotel portions of The Plaza Macao and Four Seasons Macao parcel and allowed us to subdivide the parcel into four separate components, consisting of retail; hotel/casino; an apart-hotel tower; and parking areas. In consideration for the amendment, we paid an additional land premium of approximately $18 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use.
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
In March 2004, we entered into a long-term lease with a third party for the airspace over which a portion of The Shoppes at The Palazzo was constructed (the "Leased Airspace"). In January 2008, we acquired fee title from the same third party to the airspace above the Leased Airspace (the "Acquired Airspace") in order to build the Las Vegas Condo Tower, a high-rise residential condominium tower that was being constructed on the Las Vegas Strip within The Venetian Resort Las Vegas. In February 2008, in connection with the sale of The Shoppes at The Palazzo, GGP acquired control of the Leased Airspace. We continue to retain fee title to the Acquired Airspace if ever needed for further expansion.
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

PART II
ITEM 5. — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock trades on the NYSE under the symbol "LVS." As of February 1, 2022, there were 763,989,752 shares of our common stock outstanding that were held by 292 stockholders of record.
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
Our subsidiaries' long-term debt arrangements place restrictions on their ability to pay cash dividends to the Company. This may restrict our ability to pay cash dividends other than from cash on hand. See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Restrictions on Distributions" and "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 — Long-Term Debt."
Common Stock Dividends
In April 2020, we suspended our quarterly dividend program due to the impact of the COVID-19 Pandemic.
Recent Sales of Unregistered Securities
There have not been any sales by the Company of equity securities in the last three fiscal years that have not been registered under the Securities Act of 1933.
Purchases of Equity Securities by the Issuer
In June 2018, the Company's Board of Directors authorized the repurchase of $2.50 billion of its outstanding common stock, which was to expire in November 2020. In October 2020, the Company's Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022. During the year ended December 31, 2021, no shares of our common stock were repurchased under this program. All repurchases under the stock repurchase program are made from time to time at our discretion in accordance with applicable federal securities laws. All share repurchases of our common stock have been recorded as treasury shares.

Performance Graph
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor's 500 Index and the Dow Jones US Gambling Index, during the five years ended December 31, 2021. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/2021
Las Vegas Sands Corp.
S&P 500
Dow Jones US Gambling Index

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Las Vegas Sands Corp.	$100.00	$136.21	$106.84	$148.97	$131.09	$82.79
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Dow Jones US Gambling Index	$100.00	$140.14	$97.24	$143.49	$128.65	$112.16
The performance graph should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.
ITEM 6. — [RESERVED]

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
During 2021, we achieved milestones in advancing several of our strategic objectives. We continued progress on our key development projects in Macao for the conversion of Sands Cotai Central into The Londoner Macao, we opened The Londoner Macao Hotel in January 2021, featuring 594 London-themed suites, and we opened Londoner Court in September 2021, featuring approximately 370 luxury suites. In Singapore, we initiated development activities associated with the MBS Expansion Project. We continued to strengthen our balance sheet with the issuance of SCL 2027, 2029 and 2031 Senior Notes with an aggregate principal amount of $1.95 billion. We used the net proceeds from the issuance and cash on hand to redeem in full the outstanding principal amount of the $1.80 billion 4.600% Senior Notes due 2023, and are prepared to complete the sale of the Las Vegas property.
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
Visitation to the Macao Special Administrative Region (“Macao”) of the People’s Republic of China (“China”) has remained substantially below pre-COVID-19 levels as a result of various government policies limiting or discouraging travel. As of the date of this report, other than people from mainland China who in general may enter Macao without quarantine subject to them holding the appropriate travel documents, a negative COVID-19 test result issued within a specified time period and a green health-code, there remains in place a complete ban on entry or a need to undergo various quarantine requirements depending on the person’s residency and recent travel history. Our operations in Macao will continue to be impacted and subject to changes in the government policies of Macao, China, Hong Kong and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19.
On March 3, 2021, the negative COVID-19 test requirement to enter casinos was removed; however, various other health safeguards implemented by the Macao government remain in place, including mandatory mask protection, limitation on the number of seats per table game, slot machine spacing and temperature checks. Management is currently unable to determine when the remaining measures will be eased or cease to be necessary.

As of the date of this report, most businesses are allowed to remain open, subject to social distancing and health code checking requirements as designated by the Macao government. In January 2022, the Macao government commenced the roll out and trial of a non-mandatory contact tracing QR code function at a range of businesses including government buildings, restaurants, hotels and other public venues.
In support of the Macao government’s initiatives to fight the COVID-19 Pandemic, we provided one tower (approximately 2,100 hotel rooms) at the Sheraton Grand Macao to the Macao government to house individuals who returned to Macao for quarantine purposes. This tower has been utilized for quarantine purposes on several occasions during 2020 and 2021. From October 4, 2021 to October 30, 2021, an additional tower (approximately 1,800 hotel rooms) at the Sheraton Grand Macao was provided.
Our Macao gaming operations remained open during the year ended December 31, 2021, compared to the same period in 2020 when our Macao gaming operations were suspended from February 5, 2020 to February 19, 2020 due to a government mandate, except for gaming operations at The Londoner Macao, which resumed on February 27, 2020. Some of our Macao hotel facilities were also closed during the casino suspension in response to the decrease in visitation and were gradually reopened from February 20, 2020, with the exception of the Conrad Macao at The Londoner Macao (the “Conrad hotel”), which reopened on June 13, 2020.
Operating hours at restaurants and other venues across our Macao properties are continuously being adjusted in line with fluctuations in guest visitation. The majority of retail outlets in our various shopping malls are open with reduced operating hours. The timing and manner in which these areas will return to full operation are currently unknown.
Our ferry operations between Macao and Hong Kong remain suspended. The timing and manner in which our ferry operations will be able to resume are currently unknown.
Our operations in Macao have been significantly impacted by the reduced visitation to Macao. The Macao government announced total visitation from mainland China to Macao increased 48.2% and decreased 74.8% for 2021, as compared to 2020 and 2019, respectively. The Macao government also announced gross gaming revenue increased by 43.7% and decreased by 70.3% for 2021, as compared to 2020 and 2019, respectively.
As of the date of this report, entry into Singapore is largely limited to Singapore citizens and permanent residents, with certain visitors allowed from specified countries on a quarantine-free basis, subject to certain requirements and health control measures. Additionally, there are no stay-at-home orders or curfews except for certain individuals arriving into Singapore who are subject to quarantine and individuals who may be assessed to have been exposed to COVID-19 as a result of the government’s contact tracing efforts. All operations are currently subject to limited capacities and other social distancing measures. As of the date of this report, Marina Bays Sands has implemented vaccination-differentiated safe management measures ("VDS"), allowing only fully vaccinated individuals; individuals who have recovered from COVID-19 within the past 180 days; or individuals medically ineligible for COVID-19 vaccination to enter the casino and other attractions.
Vaccinated Travel Lanes (VTLs) (travel corridors for vaccinated visitors in receipt of a negative COVID-19 test) were introduced for a number of key source markets in November and December of 2021, however, due to the emergence of the Omicron variant, new ticket sales for the VTLs were suspended on December 23, 2021 through January 20, 2022.
Our operations at Marina Bay Sands will continue to be impacted and subject to changes in the government policies of Singapore and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19. These government policies will continue to impact (i) the number of people allowed at business-to-business events, sporting events and live performances; (ii) closure or limited seating at food and beverage or entertainment establishments; and (iii) casino capacity limits, among other restrictions. During the year ended December 31, 2021, gaming operations at Marina Bay Sands were closed from May 17 until May 18, and from July 22 until August 4 due to pandemic-related measures in consultation with the Singapore government authorities.
As a result of the border closures, visitation to Marina Bay Sands continues to be impacted by the effects of the COVID-19 Pandemic. The Singapore Tourism Board (“STB”) announced for the 12 months ended December 31, 2021, total visitation to Singapore decreased approximately 88.0% and 98.3%, as compared to the same period in 2020 and 2019, respectively.

Effective June 1, 2021, pursuant to State of Nevada and Nevada Gaming Control Board decisions, all capacity limits, restrictions on large gatherings and other restrictions, which had been implemented in response to the impact of the COVID-19 Pandemic, were lifted and our Las Vegas Operating Properties are operating under pre-pandemic guidelines.
During the year ended December 31, 2021, our Las Vegas Operating Properties were open subject to various capacity limits in place at various times throughout the year. This compares to the same period in 2020 when our Las Vegas Operating Properties operations were suspended on March 18, 2020, due to a government mandate, and on June 4, 2020, The Venetian Tower, The Palazzo Tower and select food and beverage outlets reopened, with certain operations subject to reduced capacity. Convention, meeting and certain entertainment related operations remained closed for a portion of the year ended December 31, 2020.
Visitation to our Las Vegas Operating Properties continues to be impacted by the effects of the COVID-19 Pandemic; however, visitation has increased since restrictions have been lifted. The Las Vegas Convention and Visitors Authority ("LVCVA") announced for the twelve months ended December 31, 2021, total visitation to Las Vegas increased 69.4% and decreased 24.2%, respectively, as compared to the same period in 2020 and 2019. The LVCVA also announced for the twelve months ended December 31, 2021, gross gaming revenue for the Las Vegas Strip increased 89.9%, and 7.6%, as compared to the same period in 2020 and 2019, respectively.
At our Macao properties and Marina Bay Sands, we are adhering to social distancing requirements, which include reduced seating at table games and a decreased number of active slot machines on the casino floor. Additionally, there is uncertainty of the impact the COVID-19 Pandemic will continue to have on operations in future periods. If our Integrated Resorts are not permitted to resume normal operations, travel restrictions such as those related to inbound travel from other countries are not modified or eliminated, there is a resumption of the suspension of the China Individual Visit Scheme, or the global response to contain the COVID-19 Pandemic escalates or is unsuccessful, our operations, cash flows and financial condition will be further materially impacted.
While our Macao and Singapore properties were open and operating at reduced levels due to lower visitation and the implementation of required safety measures as described above during the year ended December 31, 2021, the current economic and regulatory environment on a global basis and in each of our jurisdictions continues to evolve. We cannot predict the manner in which governments will react as the global and regional impact of the COVID-19 Pandemic changes over time, which could significantly alter our current operations.
We have a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $1.85 billion and access to $1.50 billion, $1.75 billion and $438 million of available borrowing capacity from our LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Revolving Facility, respectively, and SGD 3.69 billion (approximately $2.73 billion at exchange rates in effect on December 31, 2021) under our Singapore Delayed Draw Term Facility, exclusively for capital expenditures for the MBS Expansion Project (subject to restrictions as described further in Part I — Item 1 — Business — Development Projects), as of December 31, 2021. We believe we are able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow of non-essential items.
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
On January 18, 2022, the Macao Legislative Assembly published a draft bill entitled Amendment to Law No. 16/2001 to amend Macao’s gaming Law 16/2002 (the “Gaming Law”).

Certain changes to the Gaming Law set out in the draft bill include a reduction in the term of future gaming concessions to ten (10) years; authorization of up to six (6) gaming concession contracts; an increase in the minimum capital contribution of concessionaires to 5 billion patacas (approximately $622 million at exchange rates in effect on December 31, 2021); and a prohibition of revenue sharing arrangements between gaming promoters and concessionaires.
We are actively monitoring developments with respect to the Macao government’s Gaming Law amendment and concession renewal process and we continue to believe we will be successful in extending the term of our subconcession and/or obtaining a new gaming concession when our current subconcession expires; however, it is possible the Macao government could further change or interpret the associated gaming laws in a manner that could negatively impact us.
Under our SCL senior notes indentures, upon the occurrence of any event resulting from any change in Gaming Law (as defined in the indentures) after which none of Sands China Ltd. (“SCL”) or any of its subsidiaries own or manage casino or gaming areas or operate casino games of fortune and chance in Macao in substantially the same manner as they are owning or managing casino or gaming areas or operating casino games as of the issue date of the SCL senior notes, for a period of 30 consecutive days or more, and such event has a material adverse effect on the financial condition, business, properties or results of operations of SCL and its subsidiaries, taken as a whole, each holder of the SCL senior notes would have the right to require us to repurchase all or any part of such holder's SCL senior notes at par, plus any accrued and unpaid interest (the “Investor Put Option”).
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip win percentage is expected to be 3.15% to 3.45% in Macao and Singapore. Actual win percentage may vary from our expected win percentage and historical win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 14.5% and 7.9%, respectively, of our table games play was conducted on a credit basis for the year ended December 31, 2021.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. are slot handle, as previously described, and table games drop, which is the total amount of cash and net markers issued deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Based upon our mix of table games, our table games are expected to produce a win percentage of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Actual win percentage may vary from our expected win percentage and historical win and hold percentages. Similar to Macao and Singapore, slot machine play is generally conducted on a cash basis. Approximately 53.9% of our table games play at our Las Vegas Operating Properties was conducted on a credit basis for the year ended December 31, 2021.
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
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Summary Financial Results
Our financial results continued to be adversely impacted by continued decreased visitation at each of our operating properties in Asia due to the COVID-19 Pandemic. See “COVID-19 Pandemic” for further information. Net revenues for the year ended December 31, 2021 were $4.23 billion, compared to $2.94 billion for the year ended December 31, 2020. Operating loss was $689 million, compared to operating loss of $1.39 billion for the year ended December 31, 2020. Net loss from continuing operations was $1.47 billion for the year ended December 31, 2021, compared to net loss from continuing operations of $1.90 billion for the year ended December 31, 2020.

Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2021	2020	Percent Change

	(Dollars in millions)
Casino	$2,892	$2,041	41.7%
Rooms	415	280	48.2%
Food and beverage	199	156	27.6%
Mall	649	381	70.3%
Convention, retail and other	79	82	(3.7)%
Total net revenues	$4,234	$2,940	44.0%
Consolidated net revenues were $4.23 billion for the year ended December 31, 2021, an increase of $1.29 billion compared to $2.94 billion for the year ended December 31, 2020. The increase consists of increases of $1.19 billion and $107 million at our Macao operations and Marina Bay Sands, respectively, due to increased casino and rooms revenue from increased visitation related to fewer days in which our gaming operations were closed in 2021 compared to 2020.
Net casino revenues increased $851 million compared to the year ended December 31, 2020. Revenues at our Macao properties and Marina Bay Sands increased $818 million and $33 million, respectively, driven by increases in Non-Rolling Chip drop and slot handle. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2021	2020	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$944	$531	77.8%
Non-Rolling Chip drop	$3,234	$1,925	68.0%
Non-Rolling Chip win percentage	27.4%	25.4%	2.0	pts
Rolling Chip volume	$4,412	$3,775	16.9%
Rolling Chip win percentage	3.99%	3.12%	0.87	pts
Slot handle	$1,841	$1,041	76.8%
Slot hold percentage	3.9%	4.2%	(0.3)	pts
The Londoner Macao
Total casino revenues	$396	$192	106.3%
Non-Rolling Chip drop	$1,755	$881	99.2%
Non-Rolling Chip win percentage	21.6%	22.6%	(1.0)	pts
Rolling Chip volume	$3,674	$167	2,100.0%
Rolling Chip win percentage	3.23%	5.85%	(2.62)	pts
Slot handle	$962	$531	81.2%
Slot hold percentage	3.8%	4.3%	(0.5)	pts

	Year Ended December 31,
	2021	2020	Change

	(Dollars in millions)
The Parisian Macao
Total casino revenues	$244	$180	35.6%
Non-Rolling Chip drop	$1,146	$844	35.8%
Non-Rolling Chip win percentage	22.3%	23.1%	(0.8)	pts
Rolling Chip volume	$502	$3,141	(84.0)%
Rolling Chip win percentage	3.73%	1.13%	2.60	pts
Slot handle	$787	$763	3.1%
Slot hold percentage	3.3%	3.7%	(0.4)	pts
The Plaza Macao and Four Seasons Macao
Total casino revenues	$298	$159	87.4%
Non-Rolling Chip drop	$1,140	$544	109.6%
Non-Rolling Chip win percentage	23.5%	24.6%	(1.1)	pts
Rolling Chip volume	$2,659	$3,656	(27.3)%
Rolling Chip win percentage	4.64%	2.46%	2.18	pts
Slot handle	$42	$37	13.5%
Slot hold percentage	5.7%	4.6%	1.1	pts
Sands Macao
Total casino revenues	$105	$107	(1.9)%
Non-Rolling Chip drop	$433	$451	(4.0)%
Non-Rolling Chip win percentage	17.1%	18.7%	(1.6)	pts
Rolling Chip volume	$1,073	$1,361	(21.2)%
Rolling Chip win percentage	4.39%	2.44%	1.95	pts
Slot handle	$606	$549	10.4%
Slot hold percentage	3.1%	3.1%	—	pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$905	$872	3.8%
Non-Rolling Chip drop	$2,679	$2,111	26.9%
Non-Rolling Chip win percentage	15.0%	18.6%	(3.6)	pts
Rolling Chip volume	$3,901	$9,495	(58.9)%
Rolling Chip win percentage	5.79%	3.56%	2.23	pts
Slot handle	$12,084	$8,915	35.5%
Slot hold percentage	4.2%	4.4%	(0.2)	pts
U.S. Operations:
Las Vegas Operating Properties(1)
Total casino revenues	$443	$228	94.3%
Table games drop	$1,630	$1,258	29.6%
Table games win percentage	16.4%	13.2%	3.2	pts
Slot handle	$3,830	$1,951	96.3%
Slot hold percentage	8.5%	8.0%	0.5	pts
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

Room revenues increased $135 million compared to the year ended December 31, 2020. The increase was primarily due to increased occupancy rates driven by higher visitation across our properties, as well as our properties being closed for longer periods and select number of rooms being utilized for government quarantine purposes during the year ended December 31, 2020. The following table summarizes the results of our room activity:

	Year Ended December 31,
	2021	2020	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$77	$46	67.4%
Occupancy rate	49.7%	27.2%	22.5	pts
Average daily room rate (ADR)	$155	$197	(21.3)%
Revenue per available room (RevPAR)	$77	$53	45.3%
The Londoner Macao
Total room revenues	$90	$42	114.3%
Occupancy rate	40.3%	18.3%	22.0	pts
Average daily room rate (ADR)	$160	$164	(2.4)%
Revenue per available room (RevPAR)	$64	$30	113.3%
The Parisian Macao
Total room revenues	$54	$33	63.6%
Occupancy rate	52.1%	27.3%	24.8	pts
Average daily room rate (ADR)	$118	$145	(18.6)%
Revenue per available room (RevPAR)	$61	$39	56.4%
The Plaza Macao and Four Seasons Macao
Total room revenues	$45	$17	164.7%
Occupancy rate	44.3%	28.5%	15.8	pts
Average daily room rate (ADR)	$438	$394	11.2%
Revenue per available room (RevPAR)	$194	$113	71.7%
Sands Macao
Total room revenues	$10	$6	66.7%
Occupancy rate	68.2%	39.4%	28.8	pts
Average daily room rate (ADR)	$138	$157	(12.1)%
Revenue per available room (RevPAR)	$94	$62	51.6%
Singapore Operations:
Marina Bay Sands(1)
Total room revenues	$139	$136	2.2%
Occupancy rate	70.1%	69.1%	1.0	pts
Average daily room rate (ADR)	$236	$313	(24.6)%
Revenue per available room (RevPAR)	$165	$216	(23.6)%
U.S. Operations:
Las Vegas Operating Properties(2)
Total room revenues	$454	$218	108.3%
Occupancy rate	82.4%	56.3%	26.1	pts
Average daily room rate (ADR)	$221	$220	0.5%
Revenue per available room (RevPAR)	$182	$124	46.8%
_________________________
(1)    During the year ended December 31, 2021, 7% of rooms were under construction for renovation purposes.
(2)    The Las Vegas Operating Properties are classified as a discontinued operation held for sale.

Food and beverage revenues increased $43 million compared to the year ended December 31, 2020. The increase was $34 million and $9 million at our Macao properties and Marina Bay Sands, respectively. The increase was due to increased visitation during the year ended December 31, 2021.
Mall revenues increased $268 million compared to the year ended December 31, 2020. The increase was primarily due to a $207 million decrease in rent concessions granted to our mall tenants in Macao and Singapore compared to the year ended December 31, 2020, as well as a $76 million increase in turnover rents. These items were partially offset by a decrease in occupancy rates for our Macao mall operations.
For further information related to the financial performance of our malls, see "Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Year Ended December 31,
	2021	2020	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$194	$125	55.2%
Mall gross leasable area (in square feet)	814,784	812,936	0.2%
Occupancy	79.7%	83.8%	(4.1)	pts
Base rent per square foot	$292	$302	(3.3)%
Tenant sales per square foot(1)	$1,348	$794	69.8%
Shoppes at Londoner(2)
Total mall revenues	$55	$37	48.6%
Mall gross leasable area (in square feet)	532,175	525,206	1.3%
Occupancy	54.4%	83.9%	(29.5)	pts
Base rent per square foot	$152	$96	58.3%
Tenant sales per square foot(1)	$1,462	$409	257.5%
Shoppes at Parisian
Total mall revenues	$39	$27	44.4%
Mall gross leasable area (in square feet)	296,322	295,963	0.1%
Occupancy	74.5%	78.5%	(4.0)	pts
Base rent per square foot	$133	$156	(14.7)%
Tenant sales per square foot(1)	$648	$349	85.7%
Shoppes at Four Seasons
Total mall revenues	$184	$79	132.9%
Mall gross leasable area (in square feet)	244,208	244,104	—%
Occupancy	94.3%	94.9%	(0.6)	pts
Base rent per square foot	$549	$540	1.7%
Tenant sales per square foot(1)	$6,300	$2,744	129.6%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$176	$112	57.1%
Mall gross leasable area (in square feet)	622,362	620,330	0.3%
Occupancy	98.2%	98.2%	—	pts
Base rent per square foot	$277	$258	7.4%
Tenant sales per square foot(1)	$1,614	$1,053	53.3%
_________________________
Note:    This table excludes the results of mall operations at Sands Macao. As a result of the COVID-19 Pandemic, tenants were provided rent concessions during the year ended December 31, 2021 and 2020. Base rent per square foot presented above excludes the impact of these rent concessions.

(1)Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
(2)The Shoppes at Londoner will feature more than 600,000 square feet of gross leasable area upon completion of all phases of the renovation and expansion to The Londoner Macao.
Operating Expenses
Our operating expenses consisted of the following:

	Year Ended December 31,
	2021	2020	Percent Change

	(Dollars in millions)
Casino	$2,068	$1,585	30.5%
Rooms	164	136	20.6%
Food and beverage	244	236	3.4%
Mall	65	59	10.2%
Convention, retail and other	85	103	(17.5)%
Provision for credit losses	3	86	(96.5)%
General and administrative	831	798	4.1%
Corporate	211	168	25.6%
Pre-opening	19	19	—%
Development	109	18	505.6%
Depreciation and amortization	1,041	997	4.4%
Amortization of leasehold interests in land	56	55	1.8%
Loss on disposal or impairment of assets	27	73	(63.0)%
Total operating expenses	$4,923	$4,333	13.6%
Operating expenses were $4.92 billion for the year ended December 31, 2021, an increase of $590 million compared to $4.33 billion for the year ended December 31, 2020. The increase was driven by increased visitation due to fewer days in which our properties were closed during 2021 compared to 2020, and an increase in payroll-related costs due to an increase of $121 million in bonuses and incentives and a decrease in payments from the Job Support Scheme in Singapore received in 2021. The increase was partially offset by certain cost reduction programs implemented by management beginning in 2020 due to the impact of the COVID-19 Pandemic. Operating margins in each business segment remain negatively impacted as we have maintained our staffing levels across our jurisdictions through significantly reduced visitation. We have also continued our payroll cost saving initiatives across each of our properties, implemented in 2020, which included utilization of paid time off and voluntary unpaid leave.
Casino expenses increased $483 million compared to the year ended December 31, 2020. The increase was primarily attributable to an increase of $412 million in gaming taxes due to increased casino revenues, as previously described.
Room expenses increased $28 million compared to the year ended December 31, 2020. The increase consisted of increases of $17 million and $11 million at our Macao properties and Marina Bay Sands, respectively, consistent with the increase in room revenue.
Convention, retail and other expenses decreased $18 million compared to the year ended December 31, 2020, driven by a $13 million decrease in ferry expenses resulting from decreases in contract labor costs due to a reduction in headcount, lower repair and maintenance costs, and lower fuel costs as ferries were under dry dock. Additionally, convention, retail and other expenses at our Macao properties decreased $5 million as a result of the cancellation of MICE and entertainment events.
The provision for credit losses was $3 million for the year ended December 31, 2021, compared to $86 million for the year ended December 31, 2020. The decrease was primarily due to an increased level of provision recorded during the year ended December 31, 2020 due to the aging of patron receivables in connection with the impact of the

COVID-19 Pandemic. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $33 million compared to the year ended December 31, 2020, consisted of increases of $18 million and $15 million at our Macao properties and Marina Bay Sands, respectively. The increases were primarily driven by increases in marketing, payroll and property operation costs.
Corporate expenses increased $43 million compared to the year ended December 31, 2020. The increase was primarily driven by $36 million related to payroll and related costs, driven by no bonus expense recorded during the year ended December 31, 2020. In addition, travel and related expenses increased by $8 million due to increases in corporate aircraft usage and the related fuel costs, as well as higher fuel prices.
Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. The majority of pre-opening expenses incurred related to The Londoner Macao.
Development expenses were $109 million for the year ended December 31, 2021, and include the costs associated with our evaluation and pursuit of new business opportunities, primarily in Florida and Texas, as well as our digital gaming efforts. Development costs are also expensed as incurred.
Loss on disposal or impairment of assets was $27 million for the year ended December 31, 2021, compared to $73 million for the year ended December 31, 2020. The decrease was primarily due to fewer asset disposals and related demolition costs incurred during the construction of The Londoner Macao compared to 2020.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18 — Segment Information" for discussion of our operating segments and a reconciliation of consolidated adjusted property EBITDA to net income/loss):

	Year Ended December 31,
	2021	2020	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$297	$(53)	(660.4)%
The Londoner Macao	(84)	(184)	(54.3)%
The Parisian Macao	(17)	(131)	(87.0)%
The Plaza Macao and Four Seasons Macao	219	33	563.6%
Sands Macao	(69)	(76)	(9.2)%
Ferry Operations and Other	(8)	(20)	(60.0)%
	338	(431)	(178.4)%
Marina Bay Sands	448	383	17.0%
Consolidated adjusted property EBITDA(1)	$786	$(48)	(1,737.5)%

Las Vegas Operating Properties(2)	290	(124)	(333.9)%
_________________________
(1)Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is used by management as the primary measure of the operating performance of our segments. Consolidated adjusted property EBITDA is net income/loss before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of our operations with those of our competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. We have significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, our presentation of consolidated adjusted property EBITDA may not be directly comparable to similarly titled measures presented by other companies.
(2)The Las Vegas Operating Properties are classified as a discontinued operation held for sale.
Adjusted property EBITDA at our Macao operations increased $769 million compared to the year ended December 31, 2020. The increase is primarily due to an increase in casino, mall, and rooms revenues due to fewer property closures as a result of the COVID-19 Pandemic. The increases were due to increases in table drop and slot handle, reduced rent concessions and increases in occupancy and number of rooms available for sale, respectfully.
Adjusted property EBITDA at Marina Bay Sands increased $65 million compared to the year ended December 31, 2020.The increase was primarily due to an increase in casino revenue and mall operations due to fewer property closures as a result of the COVID-19 Pandemic. The increases were due to increased slot handle and reduced rent concessions, respectfully.
Adjusted property EBITDA at our Las Vegas Operating Properties increased $414 million compared to the year ended December 31, 2020. The increase was primarily due to increased casino and room revenue due to no property closures in 2021 as a result of the COVID-19 Pandemic. The increases were due to increases in table drop and slot handle and increased occupancy, respectfully.
Interest Expense
The following table summarizes information related to interest expense:

	Year Ended December 31,
	2021	2020

	(Dollars in millions)
Interest cost	$636	$544
Less — capitalized interest	(15)	(21)
Interest expense, net	$621	$523
Cash paid for interest	$606	$440
Weighted average total debt balance	$14,592	$13,412
Weighted average interest rate	4.4%	4.0%
Interest cost increased $92 million compared to the year ended December 31, 2020, resulting primarily from increases in our weighted average interest rate and weighted average total debt balance. The weighted average debt balance increased in connection with the issuance of the SCL 2026 and 2030 Senior Notes in June 2020 and draws on the SCL revolver during the year ended December 31, 2021. Additionally, the weighted average interest rate increased from 4.0% to 4.4% during the year ended December 31, 2021 as a result of the expiration of interest rate swaps in August 2020 related to the SCL senior notes (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 — Long-Term Debt").

Other Factors Affecting Earnings
Other expense was $31 million for the year ended December 31, 2021, compared to other income of $19 million during the year ended December 31, 2020. The change is primarily attributable to $51 million of foreign currency transaction losses, mostly driven by the U.S. dollar-denominated debt held by SCL.
Our income tax benefit was $5 million on a loss from continuing operations before income taxes of $1.47 billion for the year ended December 31, 2021, resulting in a (0.3%) effective income tax rate. This compares to a 1.3% effective income tax rate for the year ended December 31, 2020. The income tax benefit for the year ended December 31, 2021, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax rate on our U.S. operations, and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao. Our U.S. operations recorded a tax benefit associated with the pre-tax book losses incurred for the year ended December 31, 2021. Our U.S. tax benefit was partially offset by a valuation allowance recorded on certain U.S. foreign tax credits, which we no longer expect to utilize due to lower royalty income resulting from a decrease in revenues from our Macao and Singapore operations compared to prior estimates.
The net loss attributable to our noncontrolling interests from continuing operations was $315 million for the year ended December 31, 2021, compared to net loss attributable to our noncontrolling interest from continuing operations of $458 million for the year ended December 31, 2020. These amounts were related to the noncontrolling interest of SCL.

Additional Information Regarding our Retail Mall Operations
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the years ended December 31, 2021 and 2020:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the year ended December 31, 2021
Mall revenues:
Minimum rents(1)	$181	$121	$29	$29	$144
Overage rents	15	54	15	6	25
Rent concessions(2)	(31)	(1)	(3)	(6)	(24)
Other(3)	—	—	—	—	6
Total overage rents and rent concessions	(16)	53	12	—	7
CAM, levies and direct recoveries	29	10	14	10	25
Total mall revenues	194	184	55	39	176
Mall operating expenses:
Common area maintenance	12	5	7	4	16
Marketing and other direct operating expenses	6	4	3	2	6
Mall operating expenses	18	9	10	6	22
Property taxes(4)	1	—	—	—	2
Provision for (recovery of) credit losses	(1)	—	—	3	—
Mall-related expenses(5)	$18	$9	$10	$9	$24
For the year ended December 31, 2020
Mall revenues:
Minimum rents(1)	$192	$121	$37	$34	$137
Overage rents	13	10	4	2	11
Rent concessions(2)	(111)	(61)	(22)	(20)	(56)
Total overage rents and rent concessions	(98)	(51)	(18)	(18)	(45)
CAM, levies and direct recoveries	31	9	18	11	20
Total mall revenues	125	79	37	27	112
Mall operating expenses:
Common area maintenance	11	4	6	4	13
Marketing and other direct operating expenses	5	5	2	3	5
Mall operating expenses	16	9	8	7	18
Property taxes(4)	2	—	—	—	2
Provision for credit losses	1	—	1	—	—
Mall-related expenses(5)	$19	$9	$9	$7	$20
____________________
Note:    This table excludes the results of our mall operations at Sands Macao.
(1)    Minimum rents include base rents and straight-line adjustments of base rents.
(2)    Rent concessions were provided to tenants as a result of the COVID-19 Pandemic and the related impact on mall operations.
(3)    The amount for Marina Bay Sands of $6 million related to a grant provided by the Singapore government to lessors to support small and medium enterprises impacted by the COVID-19 Pandemic in connection with their rent obligations.

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
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
A discussion of changes in our results of operations between 2020 and 2019 has been omitted from this Form 10-K and can be found in "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Year Ended December 31,
	2021	2020

	(In millions)
Net cash generated from (used in) operating activities	$(243)	$(1,191)
Cash flows from investing activities:
Net proceeds from sale of Sands Bethlehem	—	—
Capital expenditures	(828)	(1,227)
Proceeds from disposal of property and equipment	7	1
Acquisition of intangible assets and other	(11)	—
Net cash generated from (used in) investing activities	(832)	(1,226)
Cash flows from financing activities:
Proceeds from exercise of stock options	19	24
Repurchase of common stock	—	—
Dividends paid and noncontrolling interest payments	—	(911)
Proceeds from long-term debt	2,702	1,945
Repayments of long-term debt	(1,867)	(467)
Payments of financing costs	(38)	(31)
Make-whole premium on early extinguishment of debt	(131)	—
Transaction with discontinued operations	178	(205)
Net cash generated from (used in) financing activities from continuing operations	863	355

Net cash generated from (used in) discontinued operations	16	(19)

Effect of exchange rate on cash, cash equivalents and restricted cash	(16)	(24)
Decrease in cash, cash equivalents and restricted cash and cash equivalents	(212)	(2,105)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	2,137	4,242
Cash, cash equivalents and restricted cash and cash equivalents at end of year	1,925	2,137
Less: cash, cash equivalents and restricted cash at end of period for discontinued operations	(55)	(39)
Cash, cash equivalents and restricted cash at end of period from continuing operations	$1,870	$2,098
A discussion of changes in cash flows between 2020 and 2019 has been omitted from this Form 10-K and can be found in "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. For the year ended December 31, 2021, cash used in operations was $243 million, a decrease of $948 million compared to $1.19 billion for the year ended December 31, 2020, primarily resulting from a decrease in net loss as our properties remained opened during the year ended December 31, 2021, with the exception of the closure of the casino at Marina Bay Sands on two different occasions (approximately 15 days total), compared to the year ended December 31, 2020, in which our properties were closed at various times and for an extended period. Additionally, our net working capital requirements decreased during the year ended December 31, 2021.
Cash Flows — Investing Activities
Capital expenditures for the year ended December 31, 2021, totaled $828 million, including $653 million in Macao, which consisted of $551 million for The Londoner Macao, $71 million for The Venetian Macao and $19 million for The Plaza Macao and Four Seasons Macao; $148 million at Marina Bay Sands in Singapore; and $27 million for corporate and other.
Capital expenditures for the year ended December 31, 2020, totaled $1.23 billion, including $1.06 billion in Macao, which consisted of $739 million for The Londoner Macao, $157 million for The Plaza Macao and Four Seasons Macao primarily for The Grand Suites at Four Seasons, and $140 million for The Venetian Macao; $164 million in Singapore; and $5 million for corporate and other.
Cash Flows — Financing Activities
Net cash flows generated from financing activities were $863 million for the year ended December 31, 2021, which was primarily attributable to net proceeds of $756 million, received from the drawdown of our SCL revolving facility, and transactions with discontinued operations. These items were partially offset by a $131 million make-whole premium for the early redemption of the SCL senior note due 2023 and $38 million in financing costs related to the issuance of the new unsecured notes at SCL and the covenant waivers obtained on the LVSC Revolving Facility, 2018 SCL Credit Facility and 2012 Singapore Credit Facility.
Net cash flows generated from financing activities were $355 million for the year ended December 31, 2020, which was primarily attributable to the issuance of $1.50 billion of unsecured notes at SCL, partially offset by $911 million in dividend payments, and transactions with discontinued operations.
As of December 31, 2021, we had $3.68 billion available for borrowing under our U.S., Macao and Singapore revolving facilities, net of letters of credit. Additionally, we had $2.73 billion available for borrowing under the 2012 Singapore Delayed Draw Term Facility to finance construction costs incurred in connection with the MBS Expansion Project.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 — Long-Term Debt") and operating cash flows.
In September 2021, SCL issued, in a private offering, three series of unsecured notes in an aggregate principal amount of $1.95 billion. The net proceeds from the offering, along with cash on hand, was used to redeem in full the outstanding principal amount of the $1.80 billion 4.600% senior notes due 2023, any accrued interest and the associated make-whole premium as determined under the related senior notes indenture dated as of August 9, 2018. (See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 — Long-Term Debt — Corporate and U.S. Related Debt — SCL Senior Notes").
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio or net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined. In September 2021, LVSC extended the amendment, pursuant to which lenders, among other things, removed LVSC’s requirement to maintain a maximum leverage ratio as of the last day of the fiscal quarter, through and including December 31, 2022. In July 2021, SCL extended the waiver and amendment request letter, pursuant to which lenders, among other things, waived SCL’s requirement to ensure the leverage ratio does not exceed 4.0x and the interest coverage ratio is greater than 2.50x, through January 1, 2023. In September 2021, MBS extended the amendment letter, pursuant to which MBS will not have to comply with the leverage or interest coverage covenants as of the last day of the fiscal quarter, through and including December 31, 2022. Our compliance with our financial covenants for periods beyond December 31, 2022 could be affected by certain factors beyond our control, such as the impact of the COVID-19 Pandemic, including current travel and border restrictions continuing in the future. We will pursue additional waivers to meet the required financial covenant ratios, which include a maximum leverage ratio of 4.0x, 4.0x and 4.5x under our U.S., Macao and

Singapore credit facilities, respectively, for periods beyond December 31, 2022 for LVSC and MBS and January 1, 2023 for SCL, if deemed necessary. We believe we will be successful in obtaining the additional waivers, although no assurance can be provided that such waivers will be granted, which could negatively impact our ability to be in compliance with our debt covenants for periods beyond December 31, 2022 for LVSC and MBS and January 1, 2023 for SCL.
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
We held unrestricted cash and cash equivalents of $1.85 billion and restricted cash and cash equivalents of $16 million as of December 31, 2021, of which approximately $1.06 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.06 billion, approximately $706 million is available to be repatriated to the U.S., and we do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL.
We believe the cash on hand and cash flow generated from operations, as well as the $3.68 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit, and SGD 3.69 billion (approximately $2.73 billion at exchange rates in effect on December 31, 2021) under the 2012 Singapore Delayed Draw Term Facility, as of December 31, 2021, will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities and debt obligations. If the construction cost estimate and construction schedule to the MBS Expansion Project are not delivered by the extended deadline, we will not be permitted to make further draws on the Singapore Delayed Draw Term Facility after March 31, 2022 until these items are delivered to lenders. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure. During 2020, we entered into an amendment request letter on the 2018 SCL Credit Facility, which provides us with the option to increase the total borrowing capacity by an aggregate amount of up to $1.0 billion. Subsequently, on January 25, 2021, we increased the amount available under the SCL revolving credit facility by HKD 3.83 billion (approximately $491 million in exchange rates in effect on December 31, 2021) to further enhance our liquidity. During the year ended December 31, 2021, SCL drew down $71 million and HKD 5.31 billion (approximately $681 million at exchange rates in effect on December 31, 2021) under this facility for general corporate purposes.
We have suspended our quarterly dividend program beginning in April 2020, and SCL suspended its dividend payments after paying its interim dividend for 2019 on February 21, 2020.
In June 2018, our Board of Directors authorized the repurchase of $2.50 billion of our outstanding common stock, which was to expire in November 2020. In October 2020, our Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022. During the year ended December 31, 2021, no shares of our common stock were repurchased under this program. All share repurchases of our common stock have been recorded as treasury stock. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, cash flows, legal requirements, other investment opportunities and market conditions.
We believe we have a strong balance sheet and sufficient liquidity in place, including access to available borrowing capacity under our credit facilities. We also believe we are well positioned to support our continuing operations, complete the major construction projects in Macao and Singapore that are underway and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow for non-essential items.
Aggregate Indebtedness and Other Contractual Obligations
Our total long-term indebtedness and other contractual obligations are summarized below as of December 31, 2021:

	Payments Due by Period(1)
	2022	2023 - 2024	2025 - 2026	Thereafter	Total

	(In millions)
Long-Term Debt Obligations(2)
LVSC Senior Notes	$—	$1,750	$1,500	$750	$4,000
SCL Senior Notes	—	—	2,600	4,550	7,150
2018 SCL Credit Facility — Revolving	—	753	—	—	753
2012 Singapore Credit Facility	62	200	2,683	—	2,945
Singapore Delayed Draw Term Facility	—	—	46	—	46
Finance Leases, Including Imputed Interest	10	14	2	—	26
Fixed Interest Payments	441	890	649	552	2,532
Variable Interest Payments(3)	79	133	71	—	283
Contractual Obligations
Operating Leases, Including Imputed Interest(4)	16	19	11	310	356
Mall Deposits(5)	58	58	16	11	143
Macao Annual Premium(6)	22	—	—	—	22
Other(7)	92	126	85	149	452
Total	$780	$3,943	$7,663	$6,322	$18,708
_______________________
(1)As of December 31, 2021, we had a $79 million liability related to uncertain tax positions; we do not expect this liability to result in a payment of cash within the next 12 months. We are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions; therefore, such amounts are not included in the table.
(2)See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 — Long-Term Debt" for further details on these financing transactions and "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 14 — Leases" for further details on finance leases.
(3)Based on the 1-month rate as of December 31, 2021, London Inter-Bank Offered Rate ("LIBOR") of 0.10%, Hong Kong Inter-Bank Offer Rate (“HIBOR”) of 0.16% and Singapore Swap Offer Rate ("SOR") of 0.32%, plus the applicable interest rate spread in accordance with the respective debt agreements.
(4)We are party to certain operating leases for real estate, which primarily include $324 million related to long-term land leases in Macao with an anticipated lease term of 50-years and $17 million related to a long-term land lease in Las Vegas with a 40-year lease term. See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 14 — Leases" for further details on operating leases.
(5)Mall deposits consist of refundable security deposits received from mall tenants.
(6)In addition to the 39% gross gaming win tax in Macao (which is not included in this table as the amount we pay is variable in nature), we are required to pay an annual premium with a fixed portion and a variable portion, which is based on the number and type of gaming tables and gaming machines we operate. Based on the gaming tables and gaming machines in operation as of December 31, 2021, the annual premium payable to the Macao government is approximately $22 million through the termination of the gaming subconcession in June 2022.
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
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than foreign currency swaps. Refer to Note 9 — Derivative Instruments for outstanding foreign currency swaps as of December 31, 2021.
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
•the uncertainty of consumer behavior related to discretionary spending and vacationing at our Integrated Resorts;
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
•our dependence upon properties primarily in Macao, Singapore and Las Vegas for all of our cash flow and the ability of our subsidiaries to make distribution payments to us;
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

•conflicts of interest that arise because certain of our directors and officers are also directors and officers of SCL;
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
•new taxes, changes to existing tax rates or proposed changes in tax legislation;
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
•potential negative impacts from environmental, social and governance and sustainability matters; and
•the outcome of any ongoing and future litigation.
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
During the year ended December 31, 2021, there continued to be a delay in payments on casino receivables due to the inability of patrons to travel to our properties or to accomplish financial transactions due to the travel restrictions caused by the COVID-19 Pandemic. The collection of casino receivables has also been impacted by liquidity issues faced by certain patrons also stemming from the COVID-19 Pandemic. We have increased the provision for credit losses in each jurisdiction accordingly to account for the expected credit losses due to the COVID-19 Pandemic. We continue to closely monitor any delays in payments due to the COVID-19 Pandemic and will increase the provision accordingly depending on the facts and circumstances. Although we believe the provision on our casino receivables is adequate as of December 31, 2021, it is possible our provisions could increase if we experience further delays on payments from patrons.
Account balances are written off against the provision when we believe it is probable the receivable will not be recovered. Credit or marker play was 14.5%, 7.9% and 53.9% of table games play at our Macao properties, Marina Bay Sands and Las Vegas Operating Properties, respectively, during the year ended December 31, 2021. Our provision for casino credit losses was 72.5% and 59.8% of gross casino receivables as of December 31, 2021 and 2020, respectively. The credit extended to gaming promoters can be offset by the commissions payable to said gaming promoters, which is considered in the establishment of the provision for credit losses. Our provision for credit losses from our hotel and other receivables is not material.
Litigation Accrual
We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions based on all relevant facts and circumstances currently available and include such accruals in other accrued liabilities in the consolidated balance sheets when it is determined such contingencies are both probable and reasonably estimable.
Property and Equipment
As of December 31, 2021, we had net property and equipment of $11.85 billion, representing 59.1% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations, such as contractual life. Future events, such as property expansions, property developments, new competition or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. The estimated useful lives of assets are periodically reviewed and adjusted as necessary on a prospective basis.
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
For assets to be held for sale, the fixed assets (the "disposal group") are measured at the lower of their carrying amount or fair value less costs to sell. Losses are recognized for any initial or subsequent write-down to fair value less costs to sell, while gains are recognized for any subsequent increase in fair value less costs to sell, but not in excess of the cumulative loss previously recognized. Any gains or losses not previously recognized that result from the sale of the disposal group shall be recognized at the date of sale. Fixed assets are not depreciated while classified as held for sale.
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
Our foreign and U.S. tax rate differential reflects the fact that U.S. tax rates are higher than the statutory tax rates in Singapore and Macao of 17% and 12%, respectively. In August 2018, we received an additional exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance for the period January 1, 2019 through June 26, 2022, the date our subconcession agreement expires. Additionally, we entered into an agreement with the Macao government in April 2019, effective through June 26, 2022, providing for payments as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits, namely a payment of 38 million patacas (approximately $5 million at exchange rates in effect on December 31, 2021) for each of the years 2021, 2020 and 2019, each payment to be made on or before January 31 of the following year, and a payment of 18 million patacas (approximately $2 million at exchange rates in effect on December 31, 2021) for the period between January 1, 2022 through June 26, 2022, to be paid on or before July 26, 2022. There is no assurance either of these tax arrangements will be extended beyond their expiration dates.
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
We recorded a valuation allowance on the net deferred tax assets of certain foreign jurisdictions of $416 million and $342 million as of December 31, 2021 and 2020, respectively, and a valuation allowance on certain net deferred tax assets of our U.S. operations of $4.62 billion and $4.58 billion as of December 31, 2021 and 2020, respectively. Due to the impact of the COVID-19 Pandemic and the resulting reduction in estimated royalty income from an expected decrease in our Macao and Singapore operations, we recorded a valuation allowance on certain U.S. foreign tax credits, which we no longer expect to utilize during the period 2022 through 2027 before their expiration. We believe we made reasonable estimates and judgments in performing the analysis in light of the uncertainties surrounding the COVID-19 Pandemic; however, should the effects of the COVID-19 Pandemic persist for a prolonged duration, we could be required to record additional valuation allowances. Management will reassess the realization of deferred tax assets each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent the financial results of these operations improve and it becomes "more-likely-than-not" the deferred tax assets are realizable, we will be able to reduce the valuation allowance in the period such determination is made, as appropriate.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is "more-likely-than-not" the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We recorded unrecognized tax benefits of $136 million and $131 million as of December 31, 2021 and 2020, respectively. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may be different.
Our major tax jurisdictions are the U.S., Macao, and Singapore. We could be subject to examination for tax years beginning in 2017 in Macao and Singapore and tax years 2010 through 2015 and 2018 through 2020 in the U.S.
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
As of December 31, 2021, the estimated fair value of our long-term debt was approximately $15.06 billion, compared to its contractual value of $14.90 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $515 million. A hypothetical 100 basis point change in LIBOR, HIBOR and SOR would cause our annual interest cost on our long-term debt to change by approximately $37 million.
Foreign currency transaction losses for the year ended December 31, 2021, were $34 million primarily due to U.S. dollar denominated debt issued by SCL and by Singapore dollar denominated intercompany debt reported in U.S. dollars. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of December 31, 2021, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $22 million and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $53 million (net of the impact from the foreign currency swap agreements). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Las Vegas Sands Corp. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Casino Receivables — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
Accounts receivable as of December 31, 2021 include credit extended to casino patrons and gaming promoters. The Company records a provision for credit losses based on the amount of expected credit losses. The Company applies standard reserve percentages to aged account balances, which are grouped based on shared credit risk characteristics and days past due. The reserve percentages are based on estimated loss rates supported by historical observed default rates over the expected life of the receivable and are adjusted for forward-looking information. The Company also specifically analyzes the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer's financial condition, collection history, and any other known information and adjusts the aforementioned reserve with the results from the individual reserve analysis.
Auditing the valuation of accounts receivable involved a high degree of subjectivity in evaluating management’s judgments related to the collectability of patron accounts receivable, especially as it relates to the evaluation of patron assets available to repay amounts owed.
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
Long-Term Debt – Macao Related – Refer to Notes 1 and 10 to the financial statements
Critical Audit Matter Description
The Company classified (i) senior notes issued by the Company’s 69.9% owned subsidiary, Sands China, Ltd. (“SCL”), with an aggregate carrying value of $7,091 million (the “SCL Senior Notes”), and (ii) $753 million in loans outstanding under the SCL’s revolving credit facility (the “SCL Loans”) as long-term debt as of December 31, 2021. The SCL Senior Notes mature, and the SCL revolving credit facility (of which the SCL Loans are part) terminates, beyond one year after December 31, 2021.
Venetian Macau Limited (“VML”), a subsidiary of SCL and indirect subsidiary of the Company, conducts gaming operations in Macao pursuant to concession agreements awarded by the Macao government to three different concessionaires and three subconcessionaires, of which VML is one. These concession agreements are set to expire on June 26, 2022. SCL intends to follow the process for a concession renewal once the process and requirements are announced by the Macao government. The indentures of the SCL Senior Notes include an “Investor Put Option” that could potentially be triggered if none of SCL or any of its subsidiaries own or manage casino or gaming areas in Macao or operates casino games in substantially the same manner as of the SCL Senior Notes issue date for a period of 30 consecutive days or more and such event has a material adverse effect on the financial condition, business properties, or results of operations of SCL and its subsidiaries taken as a whole. If both of these conditions occur, it would result in each holder of the SCL Senior Notes having the right to require SCL to repurchase all or any part of such holder’s SCL Senior Notes, potentially within one year of December 31, 2021. Additionally, under the terms of SCL’s credit facility, the events that trigger an Investor Put Option under the SCL Senior Notes (as described above) would be an event of default, which may result in commitments being immediately cancelled, in whole or in part, and the related outstanding balances and accrued interest, if any, becoming immediately due and payable.
Auditing the classification of the SCL Senior Notes and SCL Loans as current or noncurrent liabilities involved a high degree of auditor judgment and an increased extent of effort, as this classification is, in part, dependent on management’s assessment of the probability of the Investor Put Option becoming exercisable within one year of December 31, 2021, which is a subjective assessment that required management to consider many factors, specifically as it relates to the likelihood of the gaming subconcession being extended or renewed beyond June 26, 2022.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s assessment of the likelihood of the gaming subconcession being extended or renewed included the following, among others:

•We tested the effectiveness of controls over management’s process to determine the classification of debt, including such controls over (i) assessing the likelihood of the gaming subconcession being extended or renewed and (ii) identifying and assessing applicable authoritative accounting standards and related interpretive literature, as well as the information used by management in those controls.
•We consulted with subject matter experts within our firm regarding the application of accounting principles generally accepted in the United States of America pertaining to the classification of indebtedness.
•We evaluated the Company’s disclosures related to the renewal or extension of the gaming subconcession.
•We evaluated relevant information known to us, including information provided to us by the Company’s management and information that was publicly available, particularly regarding recent developments pertaining to the formulation by the Macao government of the process and requirements for renewal or the potential extension of VML’s ability to conduct gaming operations in Macao.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 4, 2022
We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Las Vegas Sands Corp. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2021 of the Company and our report dated February 4, 2022, expressed an unqualified opinion on those financial statements and financial schedule.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 4, 2022

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,854	$2,082
Restricted cash and cash equivalents	16	16
Accounts receivable, net of provision for credit losses of $232 and $255	202	252
Inventories	22	22
Prepaid expenses and other	113	113
Current assets of discontinued operations held for sale	3,303	3,222
Total current assets	5,510	5,707
Property and equipment, net	11,850	12,280
Deferred income taxes, net	297	318
Leasehold interests in land, net	2,166	2,256
Intangible assets, net	19	25
Other assets, net	217	221
Total assets	$20,059	$20,807
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$77	$89
Construction payables	227	336
Other accrued liabilities	1,334	1,474
Income taxes payable	32	87
Current maturities of long-term debt and finance leases	74	75
Current liabilities of discontinued operations held for sale	821	755
Total current liabilities	2,565	2,816
Other long-term liabilities	352	336
Deferred income taxes	173	188
Long-term debt and finance leases	14,721	13,929
Total liabilities	17,811	17,269
Commitments and contingencies (Note 15)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 shares issued, 764 shares outstanding	1	1
Treasury stock, at cost, 69 shares	(4,481)	(4,481)
Capital in excess of par value	6,646	6,611
Accumulated other comprehensive income (loss)	(22)	29
Retained earnings (loss)	(148)	813
Total Las Vegas Sands Corp. stockholders' equity	1,996	2,973
Noncontrolling interests	252	565
Total equity	2,248	3,538
Total liabilities and equity	$20,059	$20,807
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019

	(In millions, except per share data)
Revenues:
Casino	$2,892	$2,041	$9,384
Rooms	415	280	1,142
Food and beverage	199	156	550
Mall	649	381	716
Convention, retail and other	79	82	335
Net revenues	4,234	2,940	12,127
Operating expenses:
Casino	2,068	1,585	5,073
Rooms	164	136	255
Food and beverage	244	236	467
Mall	65	59	78
Convention, retail and other	85	103	226
Provision for credit losses	3	86	22
General and administrative	831	798	1,118
Corporate	211	168	313
Pre-opening	19	19	34
Development	109	18	24
Depreciation and amortization	1,041	997	1,020
Amortization of leasehold interests in land	56	55	51
Loss on disposal or impairment of assets	27	73	81
	4,923	4,333	8,762
Operating income (loss)	(689)	(1,393)	3,365
Other income (expense):
Interest income	4	21	74
Interest expense, net of amounts capitalized	(621)	(523)	(449)
Other income (expense)	(31)	19	56
Gain on sale of Sands Bethlehem	—	—	556
Loss on modification or early retirement of debt	(137)	—	(2)
Income (loss) from continuing operations before income taxes	(1,474)	(1,876)	3,600
Income tax (expense) benefit	5	(24)	(432)
Net income (loss) from continuing operations	(1,469)	(1,900)	3,168
Income (loss) from discontinued operations, net of income taxes	193	(243)	136
Net income (loss)	(1,276)	(2,143)	3,304
Net (income) loss attributable to noncontrolling interests from continuing operations	315	458	(606)
Net income (loss) attributable to Las Vegas Sands Corp.	$(961)	$(1,685)	$2,698
Earnings (loss) per share - Basic:
Income (loss) from continuing operations	$(1.51)	$(1.89)	$3.32
Income (loss) from discontinued operations, net of income taxes	0.25	(0.32)	0.18
Net income (loss) attributable to Las Vegas Sands Corp.	$(1.26)	$(2.21)	$3.50
Earnings (loss) per share - Diluted:
Income (loss) from continuing operations	$(1.51)	$(1.89)	$3.32
Income (loss) from discontinued operations, net of income taxes	0.25	(0.32)	0.18
Net income (loss) attributable to Las Vegas Sands Corp.	$(1.26)	$(2.21)	$3.50
Weighted average shares outstanding:
Basic	764	764	771
Diluted	764	764	771
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Net income (loss)	$(1,276)	$(2,143)	$3,304
Currency translation adjustment	(51)	37	42
Cash flow hedge fair value adjustment	(4)	—	—
Total comprehensive income (loss)	(1,331)	(2,106)	3,346
Comprehensive (income) loss attributable to noncontrolling interests	319	453	(611)
Comprehensive income (loss) attributable to Las Vegas Sands Corp.	$(1,012)	$(1,653)	$2,735
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders' Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total

	(In millions)
Balance at January 1, 2019	$1	$(3,727)	$6,680	$(40)	$2,770	$1,061	$6,745
Net income	—	—	—	—	2,698	606	3,304
Currency translation adjustment	—	—	—	37	—	5	42
Exercise of stock options	—	—	43	—	—	11	54
Stock-based compensation	—	—	31	—	—	4	35
Disposition of interest in majority-owned subsidiary, net of taxes	—	—	(185)	—	—	266	81
Repurchase of common stock	—	(754)	—	—	—	—	(754)
Dividends declared ($3.08 per share) (Note 11)	—	—	—	—	(2,367)	(633)	(3,000)
Balance at December 31, 2019	1	(4,481)	6,569	(3)	3,101	1,320	6,507
Net loss	—	—	—	—	(1,685)	(458)	(2,143)
Currency translation adjustment	—	—	—	32	—	5	37
Exercise of stock options	—	—	22	—	—	2	24
Stock-based compensation	—	—	19	—	—	4	23
Other	—	—	1	—	—	—	1
Dividends declared ($0.79 per share) (Note 11)	—	—	—	—	(603)	(308)	(911)
Balance at December 31, 2020	1	(4,481)	6,611	29	813	565	3,538
Net loss	—	—	—	—	(961)	(315)	(1,276)
Currency translation adjustment	—	—	—	(48)	—	(3)	(51)
Cash flow hedge fair value adjustment	—	—	—	(3)	—	(1)	(4)
Exercise of stock options	—	—	15	—	—	4	19
Stock-based compensation	—	—	20	—	—	2	22
Balance at December 31, 2021	$1	$(4,481)	$6,646	$(22)	$(148)	$252	$2,248
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Cash flows from operating activities from continuing operations:
Net income (loss) from continuing operations	$(1,469)	$(1,900)	$3,168
Adjustments to reconcile net income (loss) to net cash generated from (used in) operating activities:
Depreciation and amortization	1,041	997	1,020
Amortization of leasehold interests in land	56	55	51
Amortization of deferred financing costs and original issue discount	52	43	30
Change in fair value of derivative asset/liability	(1)	—	—
Loss on modification or early retirement of debt	137	—	2
Loss on disposal or impairment of assets	16	39	72
Gain on sale of Sands Bethlehem	—	—	(556)
Stock-based compensation expense	22	22	35
Provision for credit losses	3	86	22
Foreign exchange (gain) loss	34	(20)	(21)
Deferred income taxes	(45)	24	146
Changes in operating assets and liabilities:
Accounts receivable	43	339	(118)
Other assets	(5)	14	(15)
Leasehold interests in land	—	—	(969)
Accounts payable	(11)	(42)	(13)
Other liabilities	(116)	(848)	(51)
Net cash generated from (used in) operating activities from continuing operations	(243)	(1,191)	2,803
Cash flows from investing activities from continuing operations:
Net proceeds from sale of Sands Bethlehem	—	—	1,161
Capital expenditures	(828)	(1,227)	(1,018)
Proceeds from disposal of property and equipment	7	1	5
Acquisition of intangible assets and other	(11)	—	(53)
Net cash generated from (used in) investing activities from continuing operations	(832)	(1,226)	95
Cash flows from financing activities continuing operations:
Proceeds from exercise of stock options	19	24	54
Repurchase of common stock	—	—	(754)
Dividends paid and noncontrolling interest payments	—	(911)	(3,000)
Proceeds from long-term debt (Note 10)	2,702	1,945	4,000
Repayments of long-term debt (Note 10)	(1,867)	(467)	(51)
Payments of financing costs	(38)	(31)	(132)
Make-whole premium on early extinguishment of debt (Note 10)	(131)	—	—
Transactions with discontinued operations	178	(205)	(3,445)
Net cash generated from (used in) financing activities from continuing operations	863	355	(3,328)
Cash flows from discontinued operations:
Net cash generated from (used in) operating activities	258	(121)	235
Net cash used in investing activities	(63)	(103)	(198)
Net cash provided (to) by continuing operations and (used in) financing activities	(179)	205	(40)
Net cash generated from (used in) discontinued operations	16	(19)	(3)
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	(16)	(24)	14
Decrease in cash, cash equivalents and restricted cash and cash equivalents	(212)	(2,105)	(419)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	2,137	4,242	4,661
Cash, cash equivalents and restricted cash and cash equivalents at end of year	1,925	2,137	4,242
Less: cash, cash equivalents and restricted cash and cash equivalents at end of period for discontinued operations	(55)	(39)	(58)
Cash, cash equivalents and restricted cash at end of period for continuing operations	$1,870	$2,098	$4,184

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Supplemental disclosure of cash flow information from continuing operations:
Cash payments for interest, net of amounts capitalized	$591	$419	$373
Cash payments for taxes, net of refunds	$86	$196	$253
Changes in construction payables	$(109)	$17	$145
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
Macao
Visitation to the Macao Special Administrative Region (“Macao”) of the People’s Republic of China (“China”) has remained substantially below pre-COVID-19 levels as a result of various government policies limiting or discouraging travel. As of the date of this report, other than people from mainland China who in general may enter Macao without quarantine subject to them holding the appropriate travel documents, a negative COVID-19 test result issued within a specified time period and a green health-code, there remains in place a complete ban on entry or a need to undergo various quarantine requirements depending on the person’s residency and recent travel history. The Company’s operations in Macao will continue to be impacted and subject to changes in the government policies of Macao, China, Hong Kong and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19.
On March 3, 2021, the negative COVID-19 test requirement to enter casinos was removed; however, various other health safeguards implemented by the Macao government remain in place, including mandatory mask protection, limitation on the number of seats per table game, slot machine spacing and temperature checks. Management is currently unable to determine when the remaining measures will be eased or cease to be necessary.
As of the date of this report, most businesses are allowed to remain open, subject to social distancing and health code checking requirements as designated by the Macao government. In January 2022, the Macao government commenced the roll out and trial of a non-mandatory contact tracing QR code function at a range of businesses including government buildings, restaurants, hotels and other public venues.
In support of the Macao government’s initiatives to fight the COVID-19 Pandemic, the Company provided one tower (approximately 2,100 hotel rooms) at the Sheraton Grand Macao to the Macao government to house individuals who returned to Macao for quarantine purposes. This tower has been utilized for quarantine purposes on several occasions during 2020 and 2021. From October 4, 2021 to October 30, 2021, an additional tower (approximately 1,800 hotel rooms) at the Sheraton Grand Macao was provided.
The Company’s Macao gaming operations remained open during the year ended December 31, 2021, compared to the same period in 2020 when the Company’s Macao gaming operations were suspended from February 5, 2020 to February 19, 2020 due to a government mandate, except for gaming operations at The Londoner Macao, which resumed on February 27, 2020. Some of the Company’s Macao hotel facilities were also closed during the casino suspension in response to the decrease in visitation and were gradually reopened from February 20, 2020, with the exception of the Conrad Macao at The Londoner Macao (the “Conrad hotel”), which reopened on June 13, 2020.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Operating hours at restaurants and other venues across the Company’s Macao properties are continuously being adjusted in line with fluctuations in guest visitation. The majority of retail outlets in the Company’s various shopping malls are open with reduced operating hours. The timing and manner in which these areas will return to full operation are currently unknown.
The Company’s ferry operations between Macao and Hong Kong remain suspended. The timing and manner in which the Company’s ferry operations will be able to resume are currently unknown.
The Company’s operations in Macao have been significantly impacted by the reduced visitation to Macao. The Macao government announced total visitation from mainland China to Macao increased 48.2% and decreased 74.8% for 2021, as compared to 2020 and 2019, respectively. The Macao government also announced gross gaming revenue increased by 43.7% and decreased by 70.3% for 2021, as compared to 2020 and 2019, respectively.
Singapore
As of the date of this report, entry into Singapore is largely limited to Singapore citizens and permanent residents, with certain visitors allowed from specified countries on a quarantine-free basis, subject to certain requirements and health control measures. Additionally, there are no stay-at-home orders or curfews except for certain individuals arriving into Singapore who are subject to quarantine and individuals who may be assessed to have been exposed to COVID-19 as a result of the government’s contact tracing efforts. All operations are currently subject to limited capacities and other social distancing measures. As of the date of this report, Marina Bays Sands has implemented vaccination-differentiated safe management measures ("VDS"), allowing only fully vaccinated individuals; individuals who have recovered from COVID-19 within the past 180 days; or individuals medically ineligible for COVID-19 vaccination to enter the casino and other attractions.
Vaccinated Travel Lanes (VTLs) (travel corridors for vaccinated visitors in receipt of a negative COVID-19 test) were introduced for a number of key source markets in November and December of 2021, however, due to the emergence of the Omicron variant, new ticket sales for the VTLs were suspended on December 23, 2021 through January 20, 2022.
The Company’s operations at Marina Bay Sands will continue to be impacted and subject to changes in the government policies of Singapore and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19. These government policies will continue to impact (i) the number of people allowed at business-to-business events, sporting events and live performances; (ii) closure or limited seating at food and beverage or entertainment establishments; and (iii) casino capacity limits, among other restrictions. During the year ended December 31, 2021, gaming operations at Marina Bay Sands were closed from May 17 until May 18, and from July 22 until August 4 due to pandemic-related measures in consultation with the Singapore government authorities.
As a result of the border closures, visitation to Marina Bay Sands continues to be impacted by the effects of the COVID-19 Pandemic. The Singapore Tourism Board (“STB”) announced for the 12 months ended December 31, 2021, total visitation to Singapore decreased approximately 88.0% and 98.3%, as compared to the same period in 2020 and 2019, respectively.
Las Vegas
Effective June 1, 2021, pursuant to State of Nevada and Nevada Gaming Control Board decisions, all capacity limits, restrictions on large gatherings and other restrictions, which had been implemented in response to the impact of the COVID-19 Pandemic, were lifted and the Company’s Las Vegas Operating Properties are operating under pre-pandemic guidelines.
During the year ended December 31, 2021, the Company’s Las Vegas Operating Properties were open subject to various capacity limits in place at various times throughout the year. This compares to the same period in 2020 when the Company’s Las Vegas Operating Properties operations were suspended on March 18, 2020, due to a government mandate, and on June 4, 2020, The Venetian Tower, The Palazzo Tower and select food and beverage outlets reopened, with certain operations subject to reduced capacity. Convention, meeting and certain entertainment related operations remained closed for a portion of the year ended December 31, 2020.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Visitation to the Company’s Las Vegas Operating Properties continues to be impacted by the effects of the COVID-19 Pandemic; however, visitation has increased since restrictions have been lifted. The Las Vegas Convention and Visitors Authority ("LVCVA") announced for the twelve months ended December 31, 2021, total visitation to Las Vegas increased 69.4% and decreased 24.2%, respectively, as compared to the same period in 2020 and 2019. The LVCVA also announced for the twelve months ended December 31, 2021, gross gaming revenue for the Las Vegas Strip increased 89.9%, and 7.6%, as compared to the same period in 2020 and 2019, respectively.
Summary
The disruptions arising from the COVID-19 Pandemic continued to have a significant adverse impact on the Company’s financial condition and operations during the year ended December 31, 2021. The duration and intensity of this global health emergency and related disruptions are uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition may continue to be material in the future, but cannot be reasonably estimated at this time as it is unknown when the impact of the COVID-19 Pandemic will end, when or how quickly the current travel and operational restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business and the willingness of tourism patrons to spend on travel and entertainment and business patrons to spend on MICE.
While each of the Company’s properties were open and operating at reduced levels due to lower visitation and the implementation of required safety measures during the year ended December 31, 2021, the current economic and regulatory environment on a global basis and in each of the Company’s jurisdictions continues to evolve. The Company cannot predict the manner in which governments will react as the global and regional impact of the COVID-19 Pandemic changes over time, which could significantly alter the Company’s current operations.
The Company has a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $1.85 billion and access to $1.50 billion, $1.75 billion and $438 million of available borrowing capacity from the LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Revolving Facility, respectively, and 3.69 billion Singapore dollars (“SGD,” approximately $2.73 billion at exchange rates in effect on December 31, 2021) under the Singapore Delayed Draw Term Facility, exclusively for capital expenditures for the MBS Expansion Project, as later defined, (subject to restrictions as described in Note 10 — Long-Term Debt), as of December 31, 2021. The Company believes it is able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. The Company has taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow for non-essential items.
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
On January 18, 2022, the Macao Legislative Assembly published a draft bill entitled Amendment to Law No. 16/2001 to amend Macao’s gaming Law 16/2002 (the “Gaming Law”).
Certain changes to the Gaming Law set out in the draft bill include a reduction in the term of future gaming concessions to ten (10) years; authorization of up to six (6) gaming concession contracts; an increase in the minimum capital contribution of concessionaires to 5 billion patacas (approximately $622 million at exchange rates in effect on December 31, 2021); and a prohibition of revenue sharing arrangements between gaming promoters and concessionaires.
The Company is actively monitoring developments with respect to the Macao government’s Gaming Law amendment and concession renewal process and continues to believe it will be successful in extending the term of its subconcession and/or obtaining a new gaming concession when its current subconcession expires; however, it is

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
possible the Macao government could further change or interpret the associated gaming laws in a manner that could negatively impact the Company.
Under the Company’s SCL senior notes indentures, upon the occurrence of any event resulting from any change in Gaming Law (as defined in the indentures) after which none of Sands China Ltd. (“SCL”) or any of its subsidiaries own or manage casino or gaming areas or operate casino games of fortune and chance in Macao in substantially the same manner as they are owning or managing casino or gaming areas or operating casino games as of the issue date of the SCL senior notes, for a period of 30 consecutive days or more, and such event has a material adverse effect on the financial condition, business, properties or results of operations of SCL and its subsidiaries, taken as a whole, each holder of the SCL senior notes would have the right to require the Company to repurchase all or any part of such holder's SCL senior notes at par, plus any accrued and unpaid interest (the “Investor Put Option”).
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
Macao
The Company currently owns 69.9% of SCL, which includes the operations of The Venetian Macao Resort Hotel ("The Venetian Macao"), The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Cotai Strip (the "Four Seasons Macao"), Sands Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to a 20-year gaming subconcession agreement, which expires in June 2022.
The Venetian Macao anchors the Cotai Strip, the Company's master-planned development of Integrated Resorts on an area of approximately 140 acres in Macao. The Venetian Macao includes a 39-floor luxury hotel with over 2,900 suites; approximately 374,000 square feet of gaming space; a 15,000-seat arena; an 1,800-seat theater; a mall with retail and dining space of approximately 945,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.
The Londoner Macao (previously Sands Cotai Central) is the Company's largest Integrated Resort on the Cotai Strip and is located across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Macao. The Londoner Macao is the result of the renovation, expansion and rebranding of Sands Cotai Central, which included the addition of extensive thematic elements both externally and internally. Construction work on The Londoner Macao Hotel and Londoner Court was completed in 2021. The Company anticipates the Londoner Arena, expansion of the Shoppes at Londoner and other amenities to be completed before the end of 2022. The Londoner Macao presents a range of new attractions and features, including some of London’s most recognizable landmarks, such as the Houses of Parliament and the Elizabeth Tower (commonly known as "Big Ben"), and interactive guest experiences. The Londoner Macao Hotel opened in January 2021 with 594 London-themed suites, including 14 exclusive Suites by David Beckham. The Integrated Resort also features Londoner Court, which opened on September 16, 2021, and includes approximately 370 luxury suites. The expansion of our retail offerings was rebranded as Shoppes at Londoner in 2021. The Integrated Resort features four hotel towers. The first hotel tower includes approximately 650 five-star rooms and suites under the Conrad brand and The Londoner Macao Hotel. The second hotel tower consists of approximately 1,800 rooms and suites under the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Sheraton brand. The third hotel tower consists of approximately 2,100 rooms and suites under the Sheraton brand. The fourth hotel tower consists of Londoner Court and approximately 400 rooms and suites under the St. Regis brand. Within The Londoner Macao, the Company also owns and currently operates approximately 351,000 square feet of gaming space, approximately 369,000 square feet of meeting space and approximately 532,000 square feet of retail space, as well as entertainment and dining facilities.
The Parisian Macao is an Integrated Resort connected to The Venetian Macao and The Plaza Macao and Four Seasons Macao, which includes approximately 248,000 square feet of gaming space. The Parisian Macao also features approximately 2,500 rooms and suites; approximately 296,000 square feet of retail and dining space; a meeting room complex of approximately 63,000 square feet; and a 1,200-seat theater.
The Plaza Macao and Four Seasons Macao features 360 rooms and suites managed and operated by FS Macau Lda. and is located adjacent and connected to The Venetian Macao. Within the Integrated Resort, the Plaza Casino features approximately 127,000 square feet of gaming space; 19 Paiza mansions; retail space of approximately 244,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. The Grand Suites at Four Seasons opened in October 2020 and features 289 luxury suites.
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
The Company is working with Madison Square Garden Company ("MSG") to bring a 875,000-square-foot venue built specifically for music and entertainment to Las Vegas. MSG is currently building the MSG Sphere at The Venetian, an 18,000-seat venue, which will be located near, with connectivity to, the Las Vegas Operating Properties and is currently expected to open in 2023.
Development Projects
The Company regularly evaluates opportunities to improve its product offerings, such as refreshing its meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and its gaming areas, as well as other anticipated revenue generating additions to the Company's Integrated Resorts.
Macao
The Londoner Macao is the result of our renovation, expansion and rebranding of Sands Cotai Central, which included the addition of extensive thematic elements both externally and internally. Construction work on The

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Londoner Macao Hotel and Londoner Court was completed in 2021. The Company anticipates the Londoner Arena, expansion of the Shoppes at Londoner and other amenities to be completed before the end of 2022. The Londoner Macao features new attractions and features internally and externally from London, including some of London’s most recognizable landmarks, such as the Houses of Parliament and the Elizabeth Tower (commonly known as "Big Ben"), and interactive guest experiences. The Londoner Macao Hotel opened in January 2021 with 594 London-themed suites, including 14 exclusive Suites by David Beckham. The Integrated Resort also features Londoner Court, which opened on September 16, 2021, and includes approximately 370 luxury suites. The expansion of the retail offerings has been rebranded as Shoppes at Londoner in 2021.
The Company anticipates the total costs associated with The Londoner Macao development project described above and the completed The Grand Suites at Four Seasons to be approximately $2.2 billion, of which $2.0 billion was spent as of December 31, 2021. The Company expects to fund its developments through a combination of cash on hand, borrowings from the 2018 SCL Credit Facility and surplus from operating cash flows.
Singapore
In April 2019, the Company's wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the Singapore Tourism Board (the “STB”) entered into a development agreement (the “Development Agreement”) pursuant to which MBS will construct a development, the MBS Expansion Project, which will include a hotel tower with a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats. The Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.3 billion at exchange rates in effect on December 31, 2021). The amount of the total project cost will be finalized as the Company completes design and development and begins construction. In connection with the Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project. In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction). The Company amended its 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Development Agreement. On September 7, 2021, the Company further amended the 2012 Singapore Credit Facility, which, among other things, extended the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project to March 31, 2022. The Company is in the process of reviewing the budget and timing of the MBS expansion based on the impact of the COVID-19 Pandemic and other factors. If the Company does not meet the March 31, 2022 deadline, the Company will not be permitted to make further draws on the Singapore Delayed Draw Term Facility until these items are delivered to lenders.
Other
The Company continues to evaluate current development projects in each of its markets and pursue new development opportunities globally.
Discontinued Operations Held for Sale
On March 2, 2021, the Company entered into definitive agreements to sell its Las Vegas real property and operations, including The Venetian Resort Las Vegas and the Sands Expo and Convention Center (collectively referred to as the “Las Vegas Operations”) for a total enterprise value of $6.25 billion to Pioneer OpCo, LLC, an affiliate of certain funds managed by affiliates of Apollo Global Management, Inc., and VICI Properties L.P. The Company currently anticipates the closing of the transaction in the first quarter of 2022, subject to regulatory review and other closing conditions. Additionally, as discussed in “Note 3 — Held for Sale — Discontinued Operations,” the Company concluded the Las Vegas Operations met the criteria for held for sale and discontinued operations beginning in the first quarter of 2021. As a result, the Las Vegas Operations is presented in the accompanying consolidated statements of operations and cash flows as a discontinued operation for all periods presented. Current and non-current assets and liabilities of the Las Vegas Operations are presented in the accompanying consolidated balance sheets as current assets and liabilities held for sale for all periods presented.
Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company's continuing operations.

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
Capitalized Interest and Internal Costs
Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2021, 2020 and 2019, the Company capitalized $15 million, $21 million and $9 million, respectively, of interest expense.
During the years ended December 31, 2021, 2020 and 2019, the Company capitalized approximately $49 million, $37 million and $27 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The outstanding chip liability represents the collective amounts owed to gaming promoters and patrons in exchange for gaming chips in their possession. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. The loyalty program liability represents a deferral of revenue until patron redemption of points earned. The loyalty program points are expected to be redeemed and recognized as revenue within one year of being earned. Due to travel restrictions resulting from the COVID-19 Pandemic, the Company temporarily extended the redemption period of these points for patrons not able or willing to travel to Singapore and for all patrons with points at its properties located in Macao. The required redemption period is expected to be reinstated during 2022. Customer deposits and other deferred revenue represent cash deposits made by customers for future services provided by the Company. With the exception of mall deposits, which typically extend beyond a year based on the terms of the lease, the majority of these customer deposits and other deferred revenue are expected to be recognized as revenue or refunded to the customer within one year of the date the deposit was recorded.
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2021	2020	2021	2020	2021	2020

	(In millions)
Balance at January 1	$197	$510	$62	$63	$633	$591
Balance at December 31	74	197	61	62	618	633
Increase (decrease)(2)	$(123)	$(313)	$(1)	$(1)	$(15)	$42
____________________
(1)Of this amount, $145 million, $152 million and $154 million as of December 31, 2021 and 2020 and January 1, 2020, respectively, relates to mall deposits that are accounted for based on lease terms usually greater than one year.
(2)The decrease noted in outstanding chip liability in 2021 primarily resulted from the closure of fixed room junket operations in December 2021.
Gaming Taxes
The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes, including the goods and services tax in Singapore, are an assessment on the Company's gaming revenue and are recorded as a casino expense in the accompanying consolidated statements of operations. These taxes were $1.22 billion, $812 million and $3.93 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Advertising Costs
Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs included in the accompanying consolidated statements of operations were $31 million, $26 million and $112 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income (loss). The balance of accumulated other comprehensive income (loss) consisted of foreign currency translation adjustment and cash flow hedge fair value adjustments.
Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Weighted average common shares outstanding (used in the calculation of basic earnings (loss) per share)	764	764	771
Potential dilution from stock options and restricted stock and stock units	—	—	—
Weighted average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	764	764	771
Antidilutive stock options excluded from the calculation of diluted earnings (loss) per share	9	9	3
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
Changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices, can impact the Company’s results of operations. The Company’s primary exposures to market risk are interest rate risk associated with long-term debt and foreign currency exchange rate risk associated with the Company’s operations outside the United States. The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings and foreign currency exchange rate risk associated with operations of its foreign subsidiaries. This policy enables the Company to use any combination of swaps, futures, options, caps, forward contracts and similar instruments. The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions.
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
Reclassification
Certain amounts in the accompanying consolidated financial statements and accompanying notes have been reclassified to be consistent with the current period presentation. These reclassifications had no effect on net income for the prior periods.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 3 — Held for Sale — Discontinued Operations
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
In connection with the closing, the Company and OpCo will enter into a post-closing contingent lease support agreement (the “Contingent Lease Support Agreement”) pursuant to which, among other things, the Company may be required to make certain payments (“Support Payments”) to OpCo. The Support Payments are payable on a monthly basis following closing through the year ending December 31, 2023, based upon the performance of the Las Vegas Operations relative to certain agreed upon target metrics and subject to quarterly and annual adjustments. The target metrics are measured against a benchmark annual EBITDAR (as defined in the Contingent Lease Support Agreement) of the Las Vegas Operations equal to $500 million for 2022 and 2023 (as it may be adjusted as a result of when the closing occurs). The Company’s payment obligations are subject to an annual cap equal to $250 million, subject to prorated reduction depending on when the closing occurs. Each monthly Support Payment is subject to a prorated cap based on the annual cap (as it may be adjusted as a result of when the closing occurs).
After consideration of the relevant facts, the Company concluded the assets and liabilities of the Las Vegas Operations met the criteria for classification as held for sale. The Company further concluded the proposed disposal activities represented a strategic shift that will have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB Accounting Standards Codification (“ASC”) 205-20. Accordingly, the financial results of the Las Vegas Operations are presented in the accompanying consolidated statements of operations and cash flows as discontinued operations for all periods presented.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table represents summarized balance sheet information of assets and liabilities held for sale:

	December 31, 2021	December 31, 2020

	(In millions)
Cash and cash equivalents	$55	$39
Accounts receivable, net of provision for credit losses of $58 and $59	126	86
Inventories	9	10
Prepaid expenses and other	23	23
Property and equipment, net	2,864	2,830
Other assets, net	226	234
Total held for sale assets in the balance sheet(1)	$3,303	$3,222

Accounts payable	$24	$9
Construction payables	8	6
Other accrued liabilities	318	232
Long-term debt	2	3
Deferred amounts related to mall sale transactions	338	344
Other long-term liabilities	131	161
Total held for sale liabilities in the balance sheet(1)	$821	$755
 ____________________
(1)All assets and liabilities held for sale were classified as current as it is probable the sale of the Las Vegas Operations will be completed within one year.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table represents summarized income statement information of discontinued operations:

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Revenues:
Casino	$443	$228	$444
Rooms	454	218	610
Food and beverage	236	126	347
Convention, retail and other	138	100	211
Net revenues	1,271	672	1,612
Resort operations expenses	626	490	733
Provision for credit losses	13	12	8
General and administrative	342	294	384
Corporate	—	1	—
Depreciation and amortization	25	163	145
Loss on disposal or impairment of assets	6	7	9
Operating income (loss)	259	(295)	333
Interest expense	(13)	(13)	(106)
Other income (expense)	1	3	(34)
Loss on modification or early retirement of debt	—	—	(21)
Income (loss) from discontinued operations before income tax	247	(305)	172
Income tax (expense) benefit	(54)	62	(36)
Net income (loss) from discontinued operations presented in the statement of operations	$193	$(243)	$136

Adjusted Property EBITDA	$290	$(124)	$487
For the year ended December 31, 2021, the Company’s Las Vegas Operations were classified as a discontinued operation held for sale. The Company applied the intra-period tax allocation rules to allocate the provision for income taxes between continuing operations and discontinued operations using the “with and without” approach. The Company calculated income tax expense from all financial statement components (continuing and discontinued operations), the “with” computation, and compared that to the income tax expense attributable to continuing operations, the “without” computation. The difference between the “with” and “without” computations was allocated to discontinued operations.
The Company’s effective income tax rate from discontinued operations was 21.9% for the year ended December 31, 2021. This compares to a (20.3)% effective income tax rate from discontinued operations for the year ended December 31, 2020, which reflects the application of the “with and without” approach consistent with intra-period tax allocation rules. During the year ended December 31, 2019, the Company’s effective income tax rate from discontinued operations was 20.9%. The income tax on discontinued operations reflects a 21% corporate income tax rate on the Company’s Las Vegas Operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 4 — Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2021	2020

	(In millions)
Casino	$313	$415
Rooms	13	9
Mall	91	49
Other	17	34
	434	507
Less — provision for credit losses	(232)	(255)
	$202	$252
The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the period:

	2021	2020

	(In millions)
Balance at January 1	$255	$220
Current period provision for credit losses	3	86
Write-offs	(26)	(54)
Recoveries of receivables previously written-off	4	—
Exchange rate impact	(4)	3
Balance at December 31	$232	$255
Note 5 — Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2021	2020

	(In millions)
Land and improvements	$449	$452
Building and improvements	14,840	14,235
Furniture, fixtures, equipment and leasehold improvements	3,992	3,798
Transportation	494	524
Construction in progress	1,513	1,901
	21,288	20,910
Less — accumulated depreciation and amortization	(9,438)	(8,630)
	$11,850	$12,280
During the year ended December 31, 2021, the Company recognized a loss on disposal or impairment of assets of $27 million, compared to $73 million for the year ended December 31, 2020, consisting primarily of the asset disposals and demolition costs related to The Londoner Macao. During the year ended December 31, 2019, the Company recognized a loss on disposal or impairment of assets of $81 million, primarily relating to an impairment charge of $65 million of our ferries in Macao.
Depreciation expense was $1.02 billion, $980 million and $1.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 6 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following:

	December 31,
	2021	2020

	(In millions)
Marina Bay Sands	$1,980	$2,024
The Londoner Macao	293	295
The Venetian Macao	241	242
The Plaza Macao and Four Seasons Macao	106	106
The Parisian Macao	89	89
Sands Macao	36	37
	2,745	2,793
Less — accumulated amortization	(579)	(537)
	$2,166	$2,256
The Company amortizes the leasehold interests in land on a straight-line basis over the expected term of the lease, which includes automatic extensions in Macao as discussed further below. Amortization expense of $56 million, $55 million and $51 million was included in amortization of leasehold interests in land expense for the years ended December 31, 2021, 2020 and 2019, respectively. The estimated future amortization expense over the expected term of the lease is approximately $56 million for each of the five years in the period ending December 31, 2026 and $2.07 billion thereafter at exchange rates in effect on December 31, 2021.
Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. The Company anticipates a useful life of 50 years related to the land concessions in Macao. The Company has received land concessions from the Macao government to build on the sites on which Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao are located. The Company does not own these land sites in Macao; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company is required to pay premiums for each parcel, as well as make annual rent payments in the amounts and at the times specified in the land concessions. The rent amounts may be revised every five years by the Macao government.
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
Note 7 — Intangible Assets, Net
Intangible assets consist of the following:

	December 31,
	2021	2020

	(In millions)
Marina Bay Sands gaming license	$53	$55
Trademarks and other	13	1
	66	56
Less — accumulated amortization	(47)	(31)
Total intangible assets, net	$19	$25
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
Amortization expense was $18 million, $17 million and $17 million for the years ended December 31, 2021, 2020 and 2019, respectively. The estimated future amortization expense is approximately $6 million for the year ending December 31, 2022.
Note 8 — Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31,
	2021	2020

	(In millions)
Customer deposits	$470	$501
Payroll and related	253	161
Accrued interest payable	157	179
Taxes and licenses	143	148
Outstanding chip liability	74	197
Other accruals	237	288
	$1,334	$1,474

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 9 — Derivative Instruments
During the year ended December 31, 2021, the Company entered into two foreign currency swap agreements. The objective of both agreements is to manage the risk of changes in cash flows resulting from foreign currency gains/losses realized upon remeasurement of U.S. dollar denominated SCL senior notes by swapping a specified amount of Hong Kong dollars for U.S. dollars at the contractual spot rate. The terms in one of the contracts did not effectively match the terms of the related SCL senior notes; thus, it was not designated as hedging (the “Non-Hedging Swap”). The remaining contract was designated as a hedge of the cash flows related to a portion of the SCL senior notes (the “Hedging Swap,” and together with the Non-Hedging Swap, the “FX Swaps”). The Non-Hedging Swap and the Hedging Swap have a total notional value of $500 million and $1.0 billion, respectively, and expire in August 2023 and August 2025, respectively.
The total fair value of the FX Swaps is recorded as an asset in other assets, net. The fair value of the FX Swaps was estimated using Level 2 inputs from recently reported market transactions of foreign currency exchange rates. For the Hedging Swap, the changes in fair value of the derivative were recognized as other comprehensive income in the accompanying consolidated balance sheets. Additionally, the foreign currency gains/losses incurred from the remeasurement of the portion of the SCL senior notes being hedged were also recognized in other comprehensive income. For the Non-Hedging Swap the changes in fair value of the derivative were recorded in other income in the accompanying consolidated statements of operations.
In August 2018, the Company entered into interest rate swap agreements (the "IR Swaps"), which qualified and were designated as fair value hedges, swapping fixed-rate for variable-rate interest to hedge changes in the fair value of the 2023, 2025 and 2028 SCL Senior Notes. These IR Swaps had a total notional value of $5.50 billion and expired in August 2020. During the years ended December 31, 2020 and 2019, the Company recorded $53 million and $23 million, respectively, as a reduction to interest expense related to the realized amount associated with the IR Swaps.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 10 — Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2021	2020

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $8 and $11, respectively)	$1,742	$1,739
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $3 and $4, respectively)	497	496
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $8 and $10, respectively)	992	990
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $7 and $8, respectively)	743	742
Macao Related(1):
4.600% Senior Notes due 2023 (net of unamortized original issue discount and deferred financing costs $9)	—	1,791
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $9 and $11, respectively)	1,791	1,789
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $6 and $8, respectively)	794	792
2.300% Senior Notes due 2027 (net of unamortized original issue discount and deferred financing cost of $7)	693	—
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $15 and $16, respectively)	1,885	1,884
2.850% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing cost of $7)	643	—
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $9 and $10, respectively)	691	690
3.250% Senior Notes due 2031 (net of unamortized original issue discount and deferred financing cost of $6)	594	—
2018 SCL Credit Facility — Revolving	753	—
Other(2)	27	21
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $43 and $50, respectively)	2,902	3,023
2012 Singapore Delayed Draw Term Facility (net of unamortized deferred financing costs of $1)	45	46
Other(2)	3	1
	14,795	14,004
Less — current maturities	(74)	(75)
Total long-term debt	$14,721	$13,929
____________________
(1)Unamortized deferred financing costs of $81 million and $91 million as of December 31, 2021 and 2020, respectively, related to the Company's revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in other assets, net in the accompanying consolidated balance sheets.
(2)Includes finance leases related to Macao and Singapore of $24 million and $1 million as of December 31, 2021, respectively and $21 million and $1 million as of December 31, 2020, respectively.

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
There are no interim principal payments on the LVSC Senior Notes and interest is payable semi-annually in arrears on each February 8 and August 8 with respect to the 2024 LVSC Notes and 2029 LVSC Notes, on each February 18 and August 18 with respect to the 2026 Notes, and on each June 25 and December 25 with respect to the 2025 Notes.
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
LVSC Revolving Facility
On August 9, 2019, LVSC entered into a revolving credit agreement with the arrangers and lenders named therein and The Bank of Nova Scotia, as administrative agent for the lenders (the “LVSC Revolving Credit Agreement”), pursuant to which the lenders provided unsecured, revolving credit commitments to LVSC in an aggregate principal amount of $1.50 billion (the “LVSC Revolving Facility”), which are available until August 9, 2024, and include a $150 million sub-facility for letters of credit. LVSC may utilize the proceeds of the loans for general corporate purposes and working capital requirements of LVSC and its subsidiaries and any other purpose not prohibited by the LVSC Revolving Credit Agreement. As of December 31, 2021, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
The revolving loans bear interest at the Company’s option, at either, an adjusted Eurodollar rate, plus an applicable margin ranging from 1.125% to 1.550% per annum, or at an alternative base rate, plus an applicable margin ranging from 0.125% to 0.550% per annum, in each case, based on LVSC’s corporate family credit rating. As of December 31, 2021, the applicable margin for revolving loans with reference to an adjusted Eurodollar rate is 1.4% per annum and the applicable margin for revolving loans with reference to an alternative base rate is 0.4% per annum. LVSC is also required to pay a quarterly commitment fee on the undrawn portion of the LVSC Revolving Facility, which commitment fee ranges from 0.125% to 0.250% per annum, based on the LVSC’s corporate family credit rating. As of December 31, 2021, the commitment fee is 0.200% per annum.
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
On September 23, 2020, LVSC entered into an amendment agreement with lenders to the LVSC Revolving Credit Agreement. Pursuant to the amendment, the LVSC Revolving Credit Agreement was amended to (a) remove the requirement to maintain a maximum consolidated leverage ratio of 4.0x as of the last day of any fiscal quarter of LVSC during the period commencing on October 31, 2020, through and including December 31, 2021 (the “Relevant Period”); (b) include a requirement for LVSC to maintain a minimum liquidity of $350 million as of the last day of each month during the Relevant Period; and (c) include a limitation on LVSC’s ability to declare or pay any dividend or other distribution during the period commencing on the closing date of the amendment, through and including December 31, 2021, unless liquidity is greater than $1.0 billion on a pro forma basis after giving effect to such dividend or distribution. Pursuant to the amendment, LVSC agreed to pay a customary fee to the lenders that consented.
On September 3, 2021, LVSC entered into amendment No. 2 (the "Second Amendment") with lenders to the LVSC Revolving Credit Agreement. Pursuant to the Second Amendment, the existing LVSC Revolving Credit Agreement was amended to (a) extend the period during which LVSC is not required to maintain a maximum consolidated leverage ratio of 4.0x as of the last day of any fiscal quarter to December 31, 2022; (b) extend the period during which LVSC is required to maintain a specified amount of minimum liquidity as of the last day of each month to December 31, 2022; (c) increase the minimum liquidity amount that LVSC is required to maintain until December 31, 2022 to $700 million; and (d) extend the period during which LVSC is unable to declare or pay any dividend or other distribution, unless liquidity is greater than $1.0 billion on a pro forma basis after giving effect to such dividend or distribution, to December 31, 2022. In addition, pursuant to the Second Amendment and subject to the satisfaction of certain conditions specified therein, the requisite lenders under the existing LVSC Revolving Credit Agreement consented to, and waived any applicable restrictions prohibiting, the consummation of the announced sale of the Las Vegas Operations. Pursuant to the Second Amendment, LVSC paid a customary fee to the lenders that consented.
On December 7, 2021, LVSC entered into amendment No. 3 (the “Third Amendment”) with lenders to the LVSC Revolving Credit Agreements. Pursuant to the Third Amendment, the existing LVSC Revolving Credit Agreement was amended to update the terms therein that provide for a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by a replacement benchmark interest rate or mechanism.
2013 U.S. Credit Facility
The Company entered into a credit agreement (the "2013 U.S. Credit Facility"), which pursuant to various amendments, provided for a $3.51 billion term loan (the "2013 Extended U.S. Term B Facility") and a $1.15 billion revolving facility (the "2013 Extended U.S. Revolving Facility," and together with the 2013 Extended U.S. Term B Facility, the "2013 U.S. Credit Facility"). Borrowings under the 2013 Extended U.S. Term B Facility were used for working capital requirements and general corporate purposes, including to make any investment or payment not specifically prohibited by the terms of the loan documents.
The Company paid standby fees of 0.2% per annum on the undrawn amounts under the 2013 Extended U.S. Revolving Facility. The weighted average interest rate on the 2013 U.S. Credit Facility was 4.2% for the year ended December 31, 2019.
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
On June 4, 2020, SCL issued, in a private offering, two series of senior unsecured notes in an aggregate principal amount of $1.50 billion, consisting of $800 million of 3.800% Senior Notes due January 8, 2026 (the “2026 SCL Senior Notes”) and $700 million of 4.375% Senior Notes due June 18, 2030 (the "2030 SCL Senior Notes"). The net proceeds from the offering were used for incremental liquidity and general corporate purposes. There are no interim principal payments on the 2026 or 2030 SCL Senior Notes and interest is payable semi-annually in arrears on January 8 and July 8, commencing on January 8, 2021, with respect to the 2026 SCL Senior Notes, and on June 18 and December 18, commencing on December 18, 2020, with respect to the 2030 SCL Senior Notes.
On September 23, 2021, SCL issued in a private offering three series of senior unsecured notes in an aggregate principal amount of $1.95 billion, consisting of $700 million of 2.300% Senior Notes due March 8, 2027 (the “2027 SCL Senior Notes”), $650 million of 2.850% Senior Notes due March 8, 2029 (the “2029 SCL Senior Notes”) and $600 million of 3.250% Senior Notes due August 8, 2031 (the “2031 SCL Senior Notes” and, together with the 2023 SCL Senior Notes, 2025 SCL Senior Notes, 2026 SCL Senior Notes, 2027 SCL Senior Notes, 2028 SCL Senior Notes, 2029 SCL Senior Notes, 2030 SCL Senior Notes, the “SCL Senior Notes”). SCL used the net proceeds from the offering and cash on hand to redeem in full the outstanding principal amount of its $1.80 billion 4.600% Senior Notes due 2023, any accrued interest and the associated make-whole premium as determined under the related senior notes indenture dated as of August 9, 2018.
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
The 2023, 2025 and 2028 SCL Senior Notes were issued pursuant to an indenture, dated August 9, 2018 (the "2018 SCL Indenture"), the 2026 and 2030 SCL Senior Notes were issued pursuant to an indenture, dated June 4, 2020 (the “2020 SCL Indenture”) and the 2027, 2029 and 2031 SCL Senior Notes were issued pursuant to an indenture, dated September 23, 2021 (the “2021 SCL Indenture”), between SCL and U.S. Bank National Association, as trustee. Upon the occurrence of certain events described in these indentures, the interest rate on the SCL senior notes may be adjusted. The indentures contain covenants, subject to customary exceptions and qualifications, that limit the ability of SCL and its subsidiaries to, among other things, incur liens, enter into sale and leaseback transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of SCL’s assets on a consolidated basis. The indentures also provide for customary events of default.
Under the SCL senior notes indentures, upon the occurrence of any event resulting from any change in Gaming Law (as defined in the indentures) after which none of SCL or any of its subsidiaries own or manage casino or gaming areas or operate casino games of fortune and chance in Macao in substantially the same manner as they are owning or managing casino or gaming areas or operating casino games as of the issue date of the SCL senior notes, for a period of 30 consecutive days or more, and such event has a material adverse effect on the financial condition, business, properties or results of operations of SCL and its subsidiaries, taken as a whole, each holder of the SCL senior notes would have the right to require SCL to repurchase all or any part of such holder’s SCL senior notes at par plus accrued and unpaid interest (the “Investor Put Option”). Refer to “Note 1 — Organization and Business of Company” for further information related to the Macao subconcession.
The cost associated with the early termination of the 4.600% Senior Notes due 2023, including the make-whole premium of $131 million and $6 million in unamortized original issue discount and deferred financing costs, was recorded as a loss on early retirement of debt in the consolidated statement of operations during the year ended December 31, 2021.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
2018 SCL Credit Facility
On November 20, 2018, SCL entered into a facility agreement with the arrangers and lenders named therein and Bank of China Limited, Macau Branch, as agent for the lenders (the "2018 SCL Credit Facility"), pursuant to which the lenders made available a $2.0 billion revolving unsecured credit facility to SCL (the "2018 SCL Revolving Facility"). The facility is available until July 31, 2023, and SCL may draw loans under the facility, which may consist of general revolving loans (consisting of a United States dollar component and a Hong Kong dollar component) or loans drawn under a swing-line loan sub-facility (denominated in either United States dollars or Hong Kong dollars). SCL may utilize the loans for general corporate purposes and working capital requirements of SCL and its subsidiaries.
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
On January 25, 2021, SCL entered into an agreement with lenders to increase commitments under the 2018 SCL Credit Facility by HKD 3.83 billion (approximately $491 million at exchange rates in effect on December 31, 2021). During the year ended December 31, 2021, SCL drew down $71 million and HKD 5.31 billion (approximately $681 million at exchange rates in effect on December 31, 2021) under the facility for general corporate purposes. The weighted average interest rate for the 2018 SCL Credit Facility was 2.6% for the year ended December 31, 2021.
As of December 31, 2021, SCL had $1.75 billion of available borrowing capacity under the 2018 SCL Revolving Facility comprised of HKD commitments of HKD 12.32 billion (approximately $1.58 billion at exchange rates in effect on December 31, 2021) and U.S. dollar commitments of $166 million.
Singapore Related Debt
2012 Singapore Credit Facility
In June 2012, MBS entered into a SGD 5.10 billion (approximately $3.77 billion at exchange rates in effect on December 31, 2021) credit agreement (the "2012 Singapore Credit Facility"), providing for a fully funded SGD 4.60 billion (approximately $3.40 billion at exchange rates in effect on December 31, 2021) term loan (the "2012 Singapore Term Facility") and a SGD 500 million (approximately $370 million at exchange rates in effect on December 31, 2021) revolving facility (the "2012 Singapore Revolving Facility") that was available until November 25, 2017, which included a SGD 100 million (approximately $74 million at exchange rates in effect on December 31, 2021) ancillary facility (the "2012 Singapore Ancillary Facility"). Borrowings under the 2012 Singapore Credit Facility were used to repay the outstanding balance under the previous Singapore credit facility.
During August 2014, MBS amended its 2012 Singapore Credit Facility, pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to August 28, 2020, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to February 28, 2020.
During March 2018, MBS amended its 2012 Singapore Credit Facility, which refinanced the facility in an aggregate amount of SGD 4.80 billion (approximately $3.55 billion at exchange rates in effect on December 31, 2021), pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
maturity to March 29, 2024, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to September 29, 2023.
On August 30, 2019, MBS amended and restated its 2012 Singapore Credit Facility (the “Third Amendment and Restatement Agreement”). The Third Amendment and Restatement Agreement extended (a) the maturity date of the term loans under the 2012 Singapore Term Facility to August 31, 2026, and (b) the termination date of the revolving credit commitments under the 2012 Singapore Revolving Facility to February 27, 2026, and also increased the principal amount of revolving credit commitments by an additional SGD 250 million (approximately $185 million at exchange rates in effect on December 31, 2021) for a total aggregate principal amount of SGD 750 million (approximately $555 million at exchange rates in effect on December 31, 2021). As of December 31, 2021, MBS had SGD 593 million (approximately $438 million at exchange rates in effect on December 31, 2021) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee in connection with the MBS Expansion Project for SGD 153 million (approximately $113 million at exchange rates in effect on December 31, 2021).
Under the Third Amendment and Restatement Agreement, certain lenders committed to provide a new delayed draw term loan facility (the “Singapore Delayed Draw Term Facility”) in an aggregate principal amount of SGD 3.75 billion (approximately $2.77 billion at exchange rates in effect on December 31, 2021), which will be available to MBS until December 30, 2024, to finance costs associated with the MBS Expansion Project. The loans borrowed under the Singapore Delayed Draw Term Facility will mature on August 31, 2026. During the year ended December 31, 2020, MBS borrowed SGD 62 million (approximately $46 million at exchange rates in effect at the time of the transaction) under the Singapore Delayed Draw Term Facility. As of December 31, 2021, SGD 3.69 billion (approximately $2.73 billion at exchange rates in effect on December 31, 2021) remains available to be drawn under the Singapore Delayed Draw Term Facility. If the construction cost estimate and construction schedule to the MBS Expansion Project are not delivered by the extended deadline, the Company will not be permitted to make further draws on the Singapore Delayed Draw Term Facility after March 31, 2022 until these items are delivered to lenders.
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
Under the Third Amendment and Restatement Agreement, outstanding loans bear interest at the Singapore Swap Offered Rate (“SOR”) plus an applicable margin that is fixed at 1.65% per annum until September 30, 2020, and will range from 1.15% to 1.85% per annum thereafter, based on MBS’s consolidated leverage ratio (interest rate set at approximately 2.31% as of December 31, 2021). MBS pays a standby commitment fee of 35% to 40% of the spread per annum on all undrawn amounts under the 2012 Singapore Revolving Facility. The weighted average

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
interest rate for the 2012 Singapore Credit Facility was 2.1%, 2.2% and 3.2% for the years ended December 31, 2021, 2020 and 2019.
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
On June 18, 2020, MBS amended the existing 2012 Singapore Credit Facility (the “Amendment Letter”). The Amendment Letter (a) modifies the financial covenant provisions under the 2012 Singapore Credit Facility such that MBS will not have to comply with the leverage or interest coverage covenants for the financial quarters ending, and including, September 30, 2020 through, and including, December 31, 2021 (the “Waiver Period”); (b) extends to June 30, 2021, the deadline for delivering the construction costs estimate and the construction schedule for the MBS Expansion Project; and (c) permits MBS to make dividend payments during the Waiver Period of (i) an unlimited amount if the ratio of its debt to consolidated adjusted EBITDA is lower than or equal to 4.25x and (ii) up to SGD 500 million per fiscal year if the ratio of its debt to consolidated adjusted EBITDA is higher than 4.25x, subject to the additional requirements that (a) the aggregate amount of MBS’s cash plus Facility B availability is greater than or equal to SGD 800 million immediately following such dividend payment and (b) MBS’s interest coverage ratio is higher than 3.0x. Pursuant to the Amendment Letter, MBS agreed to pay a customary fee to the lenders that consented thereto.
On September 7, 2021, MBS further amended the existing 2012 Singapore Credit Facility (the “Second Amendment Letter”). The Second Amendment Letter (a) extends by one year to (and including) December 31, 2022, the waiver period for the requirement for MBS to comply with the financial covenant provisions under the 2012 Singapore Credit Facility such that MBS will not have to comply with the leverage or interest coverage covenants for the financial quarters ending, and including, September 30, 2021 through, and including, December 31, 2022 (the “Extended Waiver Period”); (b) extends to March 31, 2022, the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project; and (c) permits MBS to make dividend payments during the Extended Waiver Period of (i) an unlimited amount if the ratio of its debt to consolidated adjusted EBITDA is lower than or equal to 4.25x and (ii) up to SGD 500 million per fiscal year if the ratio of its debt to consolidated adjusted EBITDA is higher than 4.25x, subject to the additional requirements that (a) the aggregate amount of MBS’s cash plus Facility B availability is greater than or equal to SGD 800 million immediately following such dividend payment and (b) MBS’s interest coverage ratio is higher than 3.0x. Pursuant to the Second Amendment Letter, MBS paid a customary fee to the lenders that consented.
Debt Covenant Compliance
As of December 31, 2021, management believes the Company was in compliance with all debt covenants. The Company amended its credit facilities to, among other things, waive the Company’s requirement to comply with certain financial covenant ratios through December 31, 2022 for LVSC and MBS and January 1, 2023 for SCL, which include a maximum leverage ratio or net debt to trailing twelve-months adjusted earnings before interest, income taxes, depreciation and amortization, calculated in accordance with the respective credit agreement, of 4.0x, 4.0x and 4.5x under the LVSC Revolving Facility, 2018 SCL Credit Facility and 2012 Singapore Credit Facility, respectively. The Company’s compliance with its financial covenants for periods beyond December 31, 2022 for MBS and LVSC and January 1, 2023 for SCL, could be affected by certain factors beyond the Company’s control, such as the impact of the COVID-19 Pandemic, including current travel and border restrictions continuing in the future. The Company will pursue additional waivers to meet the required financial covenant ratios for periods beyond their current deadlines, if deemed necessary.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Proceeds from 2027, 2029 and 2031 SCL Senior Notes	$1,946	$—	$—
Proceeds from 2026 and 2030 SCL Senior Notes	—	1,496	—
Proceeds from 2018 SCL Credit Facility	756	403	—
Proceeds from 2012 Singapore Credit Facility - Delayed Draw Term	—	46	—
Proceeds from LVSC Senior Notes	—	—	4,000
	$2,702	$1,945	$4,000

Repayments on 2023 SCL Senior Notes	$(1,800)	$—	$—
Repayments on 2018 SCL Credit Facility	—	(404)	—
Repayments on 2012 Singapore Credit Facility	(62)	(60)	(47)
Repayments on Other Long-Term Debt	(5)	(3)	(4)
	$(1,867)	$(467)	$(51)
Scheduled Maturities of Long-Term Debt
Maturities of long-term debt outstanding as of December 31, 2021, are summarized as follows:

Long-term Debt
(In millions)
2022	$74
2023	826
2024	1,893
2025	3,335
2026	3,496
Thereafter	5,300
Total	$14,924
Fair Value of Long-Term Debt
The estimated fair value of the Company's long-term debt as of December 31, 2021 and 2020, was approximately $15.06 billion and $15.15 billion, respectively, compared to its contractual value of $14.90 billion and $14.12 billion, respectively. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).
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
On March 26, 2020, the Company paid a dividend of $0.79 per common share as part of a regular cash dividend program. During the year ended December 31, 2020, the Company recorded $603 million as a distribution against retained earnings (of which $342 million related to Mr. Adelson, (a Principal Stockholder at that time), and the other Principal Stockholders, and the remaining $261 million related to all other stockholders).
On March 28, June 27, September 26 and December 26, 2019, the Company paid a dividend of $0.77 per common share as part of a regular cash dividend program. During the year ended December 31, 2019, the Company recorded $2.37 billion as a distribution against retained earnings (of which $1.33 billion related to Mr. Adelson and the other Principal Stockholders and the remaining $1.04 billion related to all other stockholders).
Share Repurchases
In June 2018, the Company's Board of Directors authorized the repurchase of $2.50 billion of its outstanding common stock, which was to expire in November 2020. In October 2020, the Company's Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions. During the years ended December 31, 2021 and 2020, no shares of its common stock were repurchased. During the year ended December 31, 2019, the Company repurchased 12,556,635 shares of its common stock for $754 million (including commissions) under the Company's current program. All share repurchases of the Company's common stock have been recorded as treasury stock.
In addition to the shares repurchased under the share repurchase program, the Company repurchased 1,927 shares during the year ended December 31, 2019, in satisfaction of tax withholding and exercise price obligations on stock option exercises.
Rollforward of Shares of Common Stock
A summary of the outstanding shares of common stock is as follows:

Balance as of January 1, 2019	775,463,214
Exercise of stock options	569,224
Issuance of restricted stock	11,039
Repurchase of common stock	(12,558,562)
Balance as of December 31, 2019	763,484,915
Exercise of stock options	342,700
Issuance of restricted stock	17,512
Forfeiture of unvested restricted stock	(2,189)
Balance as of December 31, 2020	763,842,938
Exercise of stock options	121,710
Issuance of restricted stock	25,104
Balance as of December 31, 2021	763,989,752

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Noncontrolling Interests
SCL
Subsequent to the February 21, 2020 dividend payment, as mentioned below, SCL suspended its dividend payments as a result of the COVID-19 Pandemic.
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
Other
During the year ended December 31, 2019 the Company distributed $17 million to certain of its noncontrolling interests. Of the amount distributed, $11 million related to payments to the Company's minority interest partners to purchase their interests in connection with the sale of Sands Casino Resort Bethlehem ("Sands Bethlehem").
Note 12 — Income Taxes
Consolidated income (loss) before taxes and noncontrolling interests for domestic and foreign operations is as follows:

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Foreign	$(1,091)	$(1,614)	$3,145
Domestic	(383)	(262)	455
Total income (loss) before income taxes from continuing operations	$(1,474)	$(1,876)	$3,600
The components of the income tax expense (benefit) from continuing operations are as follows:

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Foreign:
Current	$32	$7	$245
Deferred	(12)	3	(10)
Federal:
Current	8	(5)	8
Deferred	(33)	21	134
State:
Current	—	(2)	33
Deferred	—	—	22
Total income tax expense (benefit)	$(5)	$24	$432

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The reconciliation of the statutory federal income tax rate and the Company's effective tax rate for continuing operations is as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory federal income tax rate	(21.0)%	(21.0)%	21.0%
Increase (decrease) in tax rate resulting from:
Change in valuation allowance	13.1%	11.4%	2.9%
Foreign and U.S. tax rate differential	6.7%	7.8%	(5.9)%
Tax exempt (income) loss of foreign subsidiary	0.6%	2.4%	(8.4)%
Other, net	0.3%	0.7%	2.4%
Effective tax rate	(0.3)%	1.3%	12.0%
The Company enjoys an income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through June 26, 2022, the date VML's subconcession agreement expires. Had the Company not received the income tax exemption in Macao, consolidated net income attributable to LVSC would have been reduced by $200 million and diluted earnings per share would have been reduced by $0.26 per share for the year ended December 31, 2019. The VML gaming losses incurred during 2021 and 2020 did not generate a tax benefit because they are not subject to tax. In April 2019, the Company entered into a renewed agreement with the Macao government, effective through June 26, 2022, providing for payments as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits; namely an annual payment of 38 million patacas (approximately $5 million at exchange rates in effect on December 31, 2021) for each of the years 2021, 2020 and 2019, each payment to be made on or before January 31 of the following year, and a payment of 18 million patacas (approximately $2 million at exchange rates in effect on December 31, 2021) for the period between January 1, 2022 through June 26, 2022, to be paid on or before July 26, 2022. In September 2013, the Company and the Internal Revenue Service entered into a Pre-Filing Agreement providing the Macao special gaming tax (35% of gross gaming revenue) qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. foreign tax credit.
The Company's foreign and U.S. tax rate differential reflects the fact that the U.S. tax rate of 21% is higher than the statutory tax rates in Singapore and Macao of 17% and 12%, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The primary tax affected components of the Company's net deferred tax assets are as follows:

	December 31,
	2021	2020

	(In millions)
Deferred tax assets:
U.S. foreign tax credit carryforwards	$4,815	$4,812
Net operating loss carryforwards	539	466
Interest expense carryforward	18	—
Stock-based compensation	16	16
Provision for credit losses	14	14
Deferred gain on mall sale transactions	11	12
Accrued expenses	21	10
Pre-opening expenses	6	7
Other	2	—
	5,442	5,337
Less — valuation allowances	(5,034)	(4,922)
Total deferred tax assets	408	415
Deferred tax liabilities:
Property and equipment	(273)	(274)
Prepaid expenses	(5)	(4)
Other	(6)	(7)
Total deferred tax liabilities	(284)	(285)
Deferred tax assets, net	$124	$130
The Company's U.S. foreign tax credit carryforwards were $4.87 billion as of December 31, 2021 and 2020, which will begin to expire in 2022. There was a valuation allowance of $4.62 billion and $4.58 billion as of December 31, 2021 and 2020, respectively, provided on certain net U.S. deferred tax assets, as the Company believes these assets do not meet the "more-likely-than-not" criteria for recognition. The Company’s U.S. net operating loss carryforward was $563 million and $568 million as of December 31, 2021 and 2020, respectively, which does not have an expiration date. The Company's U.S. interest expense carryforward was $87 million as of December 31, 2021, which does not have an expiration date. Net operating loss carryforwards for the Company's foreign subsidiaries were $3.46 billion and $2.84 billion as of December 31, 2021 and 2020, respectively, which began to expire in 2022. There are valuation allowances of $416 million and $342 million as of December 31, 2021 and 2020, respectively, provided on the net deferred tax assets of certain foreign jurisdictions, as the Company believes these assets do not meet the "more-likely-than-not" criteria for recognition.
Undistributed earnings of subsidiaries are accounted for as a temporary difference, except deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries deemed to be indefinitely reinvested in foreign jurisdictions. U.S. tax reform required the Company to compute a tax on previously unremitted earnings of its foreign subsidiaries upon transition from a worldwide tax system to a territorial tax system during the year ended December 31, 2017. The Company expects these earnings to be exempt from U.S. income tax if distributed as these earnings were taxed during the year ended December 31, 2017, under U.S. tax reform. The Company does not consider current year's tax earnings and profits of its foreign subsidiaries to be indefinitely reinvested. Beginning with the year ended December 31, 2015, the Company's major foreign subsidiaries distributed, and may continue to distribute, earnings in excess of their current year's tax earnings and profits in order to meet the Company's liquidity needs. As of December 31, 2021, the amount of earnings and profits of foreign subsidiaries the Company does not intend to repatriate was $2.85 billion. The Company does not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows:

	December 31,
	2021	2020	2019

	(In millions)
Balance at the beginning of the year	$131	$134	$118
Additions to tax positions related to prior years	—	—	1
Reductions to tax positions related to prior years	(4)	(14)	—
Additions to tax positions related to current year	9	11	15
Balance at the end of the year	$136	$131	$134
As of December 31, 2021, 2020 and 2019, unrecognized tax benefits of $57 million, $60 million and $53 million, respectively, were recorded as reductions to the U.S. foreign tax credit deferred tax asset. As of December 31, 2021, 2020 and 2019, unrecognized tax benefits of $79 million, $71 million and $81 million, respectively, were recorded in other long-term liabilities.
Included in the unrecognized tax benefit balance as of December 31, 2021, 2020 and 2019, are $126 million, $123 million and $115 million, respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.
The Company's major tax jurisdictions are the U.S., Macao and Singapore. The Company could be subject to examination for tax years beginning in 2017 in Macao and Singapore and tax years 2010 through 2015 and 2018 through 2020 in the U.S. The Company believes it has adequately reserved and provided for its uncertain tax positions; however, there is no assurance the taxing authorities will not propose adjustments that are different from the Company's expected outcome and it could impact the provision for income taxes.
The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. Interest and penalties of $10 million, $7 million and $5 million were accrued as of December 31, 2021, 2020 and 2019, respectively. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.
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
Cash equivalents, which are short-term investments with original maturities of less than 90 days, had an estimated fair value of $791 million and $726 million as of December 31, 2021 and 2020, respectively. The estimated fair value of the Company's cash equivalents is based on level 1 inputs (quoted market prices in active markets).
Note 14 — Leases
Lessee
The Company has operating and finance leases for various real estate (including the Macao and Singapore leasehold interests in land) and equipment. Certain of these lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation and rental

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
payments based on usage. The Company’s leases include options to extend the lease term by one month to 10 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Leases recorded on the balance sheet consist of the following (excluding the Macao and Singapore leasehold interests in land assets; see "Note 6 — Leasehold Interests in Land, Net"):

		December 31,
Leases	Classification on the Balance Sheet	2021	2020

		(In millions)
Assets
Operating lease ROU assets	Other assets, net	$24	$25
Finance lease ROU assets	Property and equipment, net(1)	$16	$16
Liabilities
Current
Operating	Other accrued liabilities	$14	$16
Finance	Current maturities of long-term debt	$10	$12
Noncurrent
Operating	Other long-term liabilities	$154	$153
Finance	Long-term debt	$15	$10
____________________
(1)Finance lease ROU assets are recorded net of accumulated depreciation of $21 million and $13 million as of December 31, 2021 and 2020, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Other information related to lease term and discount rate is as follows:

	December 31,
	2021	2020

Weighted Average Remaining Lease Term
Operating leases	32.8 years	33.5 years
Finance leases	2.9 years	2.1 years
Weighted Average Discount Rate
Operating leases	4.9%	4.9%
Finance leases	2.6%	2.9%

The components of lease expense are as follows:

	December 31,
	2021	2020	2019

	(In millions)
Operating lease cost:
Amortization of leasehold interests in land	$56	$55	$51
Operating lease cost	14	12	16
Short-term lease cost	1	1	5
Variable lease cost	2	2	5
Finance lease cost:
Amortization of ROU assets	8	9	5
Interest on lease liabilities	1	1	—
Total lease cost	$82	$80	$82

As of December 31, 2021, the Company has short-term lease commitments of $41 million.
Supplemental cash flow information related to leases is as follows:

	December 31,
	2021	2020	2019

	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16	$19	$15
Financing cash flows for finance leases	$5	$3	$4
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$10	$10	$13
Finance leases	$9	$22	$17

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases

	(In millions)
Year ending December 31,
2022	$16	$10
2023	10	10
2024	9	4
2025	6	2
2026	5	—
Thereafter	310	—
Total future minimum lease payments	356	26
Less — amount representing interest	(188)	(1)
Present value of future minimum lease payments	168	25
Less — current lease obligations	(14)	(10)
Long-term lease obligations	$154	$15
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
Lease revenue consists of the following:

	Year Ended December 31,
	2021		2020		2019
	Mall	Other	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$505	$1	$523	$1	$518	$2
Overage rents	115	—	39	—	98	—
Rent concessions(1)	(65)	—	(272)	—	—	—
Other(2)	6	—	—	—	—	—
Total overage rents and rent concessions	56	—	(233)	—	98	—
	$561	$1	$290	$1	$616	$2
___________________
(1)Rent concessions were provided to tenants during the years ended December 31, 2021 and 2020 as a result of the COVID-19 Pandemic and the impact on mall and other operations.
(2)Amount related to a grant provided by the Singapore government to lessors to support small and medium enterprises impacted by the COVID-19 Pandemic in connection with their rent obligations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Future minimum rentals (excluding the escalated contingent rent clauses) on non-cancelable leases are as follows:

	Mall	Other

	(In millions)
Year ending December 31,
2022	$442	$1
2023	359	1
2024	279	—
2025	192	—
2026	155	—
Thereafter	363	—
Total minimum future rentals	$1,790	$2
The cost and accumulated depreciation of property and equipment the Company is leasing to third parties is as follows:

	December 31,
	2021	2020

	(In millions)
Property and equipment, at cost	$1,536	$1,405
Accumulated depreciation	(639)	(578)
Property and equipment, net	$897	$827

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
On January 19, 2012, AAEC filed another claim (the “Macao Action”) with the Macao Judicial Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim was for 3.0 billion patacas (approximately $373 million at exchange rates in effect on December 31, 2021). The Macao Action alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao Action with the Macao Judicial Court and amended the defense on January 4, 2013.

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
On July 15, 2019, AAEC submitted a request to the Macao Judicial Court to increase the amount of its claim to 96.45 billion patacas (approximately $12.01 billion at exchange rates in effect on December 31, 2021), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022 in due course at the enforcement stage. On September 4, 2019, the Macao Judicial Court allowed AAEC’s request to increase the amount of its claim. On September 17, 2019, the U.S. Defendants appealed the decision granting AAEC’s request and that appeal is currently pending.
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
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on December 31, 2021) based on

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Plaintiff’s July 15, 2019 amendment of its claim amount. By motion dated July 20, 2021, the U.S. Defendants moved the Macao Judicial Court for an order withdrawing that invoice on the grounds that it was procedurally improper and conflicted with rights guaranteed in Macao’s Basic Law. The Macao Judicial Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021, and that appeal is currently pending. By order dated September 29, 2021, the Macao Judicial Court ordered that the invoice for supplemental court fees be stayed pending resolution of that appeal.
On September 6, 2021, Plaintiff notified the Macao Judicial Court that it would not be bringing any additional witnesses to testify in-person on the scheduled hearing dates. In submissions dated September 6 and September 20, 2021, the U.S. Defendants notified the Macao Judicial Court that certain witnesses were unable to attend the September hearing dates due to ongoing travel restrictions related to the COVID-19 Pandemic. By orders dated September 11 and September 23, 2021, the Macao Judicial Court cancelled the various hearing dates scheduled in September.
The Macao Judicial Court heard additional testimony on October 8, 11, and 15, and December 14 and 15, 2021. Certain witnesses who were not able to enter Macao due to ongoing COVID-19 travel restrictions presented testimony in writing. On December 15, 2021, the U.S. Defendants sought to initiate a proceeding to impeach the testimony of certain witnesses offered by Plaintiff, and the Macao Judicial Court admitted that incident and ordered Plaintiff to produce its shareholder registry. By notice dated December 16, 2021, Plaintiff appealed the order to produce its shareholder registry, and that appeal is currently pending.
From December 17, 2021 to January 19, 2022, Plaintiff submitted additional documents to the court file and disclosed written reports from two purported experts, who calculated Plaintiff’s damages at 57.88 billion patacas and 62.29 billion patacas (approximately $7.20 billion and $7.75 billion, respectively, at exchange rates in effect on December 31, 2021). In response, the U.S. Defendants moved to exclude those materials or, in the alternative, to require additional testimony from relevant witnesses. By order dated January 19, 2022, the Macao Judicial Court denied the U.S. Defendants’ motion and ruled that the materials could be included in the court file with the probative value of their contents to be determined by the Court.
Plaintiff presented its factual summation on January 21, 2022. On January 26, 2022, the U.S. Defendants presented their factual summation, and Plaintiff and the U.S. Defendants presented rebuttal summations. The Macao Judicial Court scheduled a hearing on February 15, 2022 to announce its proposed findings on disputed facts. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
Macao Subconcession
Under the Macao subconcession, the Company is obligated to pay to the Macao government an annual premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2021). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,344, $18,672 and $124, respectively, at exchange rates in effect on December 31, 2021), subject to a minimum of 45 million patacas (approximately $6 million at exchange rates in effect on December 31, 2021). The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. The Company must also contribute 4% of its gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. Based on the number and types of gaming tables employed and gaming machines in operation as of December 31, 2021 and the expiration of the VML subconcession on June 26, 2022, the Company is obligated under its subconcession to make minimum future payments of approximately $22 million through the termination of the gaming subconcession in June 2022.
Note 16 — Stock-Based Employee Compensation
The Company has two equity award plans for grants of options to purchase the Company's common stock and ordinary shares of SCL (the "2004 Plan" and the "SCL Equity Plan," respectively), which are described below. The 2004 Plan provides for the granting of equity awards pursuant to the applicable provisions of the Internal Revenue Code and regulations in the United States.
Las Vegas Sands Corp. 2004 Equity Award Plan
The 2004 Plan gives the Company a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company's subsidiaries' or affiliates' employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan provided for an aggregate of 26,344,000 shares of the Company's common stock to be available for awards. The 2004 Plan originally had a term of ten years, but in June 2014, the Company's Board of Directors approved an amendment to the 2004 Plan, extending the term to December 2019. In May 2019, the Board of Directors and stockholders approved the adoption of the Las Vegas Sands Corp. Amended and Restated 2004 Equity Award Plan (the “Amended 2004 Plan”), which extended the term of the Amended 2004 Plan through December 2024 and increased the number of shares of common stock available for grants by 10,000,000 shares. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2021, there were 3,753,271 shares available for grant under the Amended 2004 Plan.

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
The SCL 2009 Equity Plan provided for an aggregate of 804,786,508 shares of SCL's common stock to be available for awards. The SCL 2009 Equity Plan had a term of ten years, which expired on November 30, 2019, and no further awards may be granted after the expiration of the term. All existing awards previously granted under the SCL 2009 Equity Plan, but which are unexercised or unvested, will remain valid and (where applicable) exercisable in accordance with their terms of grant despite the expiration of the SCL 2009 Equity Plan. SCL's remuneration committee may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. Effective December 1, 2019, the SCL 2019 Equity Plan was approved by shareholders, with materially the same terms of the SCL 2009 Equity Plan. As of December 31, 2021, there were 808,619,139 shares available for grant under the SCL 2019 Equity Plan.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Stock-Based Employee Compensation Activity
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2021	2020	2019

LVSC Amended 2004 Plan:
Weighted average volatility	25.1%	23.8%	24.1%
Expected term (in years)	5.5	5.5	5.5
Risk-free rate	0.9%	1.3%	2.1%
Expected dividend yield	—%	4.6%	5.2%
SCL Equity Plan:
Weighted average volatility	—%	—%	36.9%
Expected term (in years)	—	—	4.8
Risk-free rate	—%	—%	1.7%
Expected dividend yield	—%	—%	5.0%
A summary of the stock option activity for the Company's equity award plans for the year ended December 31, 2021, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)

LVSC Amended 2004 Plan:
Outstanding as of January 1, 2021	8,937,266	$57.16
Granted	4,513,468	34.34
Exercised	(121,710)	58.73
Forfeited or expired	(64,507)	63.48
Outstanding as of December 31, 2021	13,264,517	$49.35	7.05	$15
Exercisable as of December 31, 2021	5,946,626	$58.64	4.82	$—
SCL Equity Plan:
Outstanding as of January 1, 2021	54,417,800	$4.96
Exercised	(3,070,100)	3.91
Forfeited or expired	(3,167,400)	5.32
Outstanding as of December 31, 2021	48,180,300	$5.01	5.56	$—
Exercisable as of December 31, 2021	37,620,100	$4.94	5.17	$—

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
A summary of the unvested restricted stock and restricted stock units under the Company's equity award plans for the year ended December 31, 2021, is presented below:

	Shares	Weighted Average Grant Date Fair Value

LVSC Amended 2004 Plan:
Unvested Restricted Stock
Balance as of January 1, 2021	15,323	$45.68
Granted	25,104	55.76
Vested	(15,323)	45.68
Balance as of December 31, 2021	25,104	$55.76
Unvested Restricted Stock Units
Balance as of January 1, 2021	—	$—
Granted	786,310	48.96
Forfeited	(15,160)	59.76
Balance as of December 31, 2021	771,150	$48.75
SCL Equity Plan:
Unvested Restricted Stock Units
Balance as of January 1, 2021	3,362,700	$4.44
Granted	13,039,600	3.22
Vested	(960,544)	4.46
Forfeited	(120,212)	4.53
Balance as of December 31, 2021	15,321,544	$3.40
The grant date fair value of SCL's restricted stock unit awards is the share price of SCL's ordinary shares at the respective grant date. The fair value of these awards is remeasured each reporting period until the vesting dates. Upon settlement, SCL will pay the grantees an amount in cash calculated based on the closing price of SCL's shares on the vesting date or higher of (i) the closing price of SCL's shares on the vesting date, and (ii) the average closing price of SCL's shares for the five trading days immediately preceding the vesting date. The accrued liability associated with these cash-settled restricted stock units was $8 million as of December 31, 2021.
As of December 31, 2021, under the Amended 2004 Plan there was $49 million and $32 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock and stock units, respectively. The stock option and restricted stock and stock unit costs are expected to be recognized over a weighted average period of 2.4 years, and 2.7 years, respectively.
As of December 31, 2021, under the SCL Equity Plan there was $5 million and $28 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock units, respectively. The stock option and restricted stock unit costs are expected to be recognized over a weighted average period of 1.1 years and 2.8 years, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The stock-based compensation activity for the Amended 2004 Plan and SCL Equity Plan is as follows for the three years ended December 31, 2021:

	Year Ended December 31,
	2021	2020	2019

	(Dollars in millions, except weighted average grant date fair values)
Compensation expense:
Stock options	$14	$20	$34
Restricted stock and stock units	13	7	2
	$27	$27	$36
Income tax benefit recognized in the consolidated statements of operations	$1	$2	$4
Compensation cost capitalized as part of property and equipment	$1	$1	$1
LVSC Amended 2004 Plan:
Stock options granted	4,513,468	875,474	1,204,145
Weighted average grant date fair value	$8.63	$7.79	$7.23
Restricted stock granted	25,104	17,512	11,039
Weighted average grant date fair value	$55.76	$45.68	$63.40
Restricted stock units granted	786,310	—	—
Weighted average grant date fair value	$48.96	$—	$—
Stock options exercised:
Intrinsic value	$1	$5	$11
Cash received	$7	$18	$26
SCL 2019 Equity Plan:
Stock options granted	—	—	19,409,600
Weighted average grant date fair value	$—	$—	$1.03
Restricted stock units granted	13,039,600	2,337,200	1,412,400
Weighted average grant date fair value	$3.22	$4.11	$4.99
Stock options exercised:
Intrinsic value	$3	$2	$12
Cash received	$12	$6	$28
Note 17 — Related Party Transactions
During the years ended December 31, 2021, 2020 and 2019, the Principal Stockholders purchased certain services from the Company including security and medical support, lodging, banquet services and other goods and services for $2 million, $1 million and $2 million, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company incurred $3 million, $2 million and $3 million, respectively, for food and beverage services, newspaper subscriptions and security support from entities in which the Principal Stockholders have an ownership interest.
During the years ended December 31, 2021, 2020 and 2019, the Company incurred certain expenses of $3 million, $5 million and $9 million, respectively, related to the Company's use of its Principal Stockholders' personal aircraft and yacht and aircraft refurbishment and maintenance services for business purposes. During the years ended December 31, 2021, 2020 and 2019, the Company charged the Principal Stockholders $21 million, $18 million and $25 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholders' use of Company aviation personnel and assets for personal purposes. In addition, the Principal Stockholders agreed to reimburse the Company for the installation of avionics and aircraft systems on their personal aircraft. During the year ended December 31, 2019, the Company paid $9 million for such costs and was reimbursed in full by the Principal Stockholders.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Related party receivables were $2 million and $6 million as of December 31, 2021 and 2020, respectively. Related party payables were approximately $1 million and $1 million as of December 31, 2021 and 2020, respectively.
Note 18 — Segment Information
The Company's principal operating and developmental activities occur in three geographic areas: Macao, Singapore and the U.S. The Company reviews the results of operations for each of its operating segments: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; Sands Macao; Marina Bay Sands; Las Vegas Operating Properties; and, through May 30, 2019, Sands Bethlehem. The Company also reviews construction and development activities for each of its primary projects currently under development, in addition to its reportable segments noted above, which include the renovation, expansion and rebranding of Sands Cotai Central to The Londoner Macao and the MBS Expansion Project. The Company has included Ferry Operations and Other (comprised primarily of the Company's ferry operations and various other operations that are ancillary to its properties in Macao) and Corporate and Other to reconcile to the condensed consolidated results of operations and financial condition. The operations that comprised the Company’s former Las Vegas Operating Properties reportable business segment were classified as a discontinued operation and the information below as of and for the years ended December 31, 2021, 2020 and 2019, excludes these results.
The Company's segment information as of and for the years ended December 31, 2021, 2020 and 2019, is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Year Ended December 31, 2021
Macao:
The Venetian Macao	$944	$77	$24	$195	$16	$1,256
The Londoner Macao	396	90	30	56	16	588
The Parisian Macao	244	54	17	39	3	357
The Plaza Macao and Four Seasons Macao	298	45	17	184	2	546
Sands Macao	105	10	5	1	1	122
Ferry Operations and Other	—	—	—	—	28	28
	1,987	276	93	475	66	2,897
Marina Bay Sands	905	139	106	176	44	1,370
Intercompany royalties(1)	—	—	—	—	83	83
Intercompany eliminations(2)	—	—	—	(2)	(114)	(116)
Total net revenues	$2,892	$415	$199	$649	$79	$4,234

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)

Year Ended December 31, 2020
Macao:
The Venetian Macao	$531	$46	$14	$126	$21	$738
The Londoner Macao	192	42	17	38	8	297
The Parisian Macao	180	33	14	27	5	259
The Plaza Macao and Four Seasons Macao	159	17	9	79	1	265
Sands Macao	107	6	5	1	1	120
Ferry Operations and Other	—	—	—	—	28	28
	1,169	144	59	271	64	1,707
Marina Bay Sands	872	136	97	112	44	1,261
Intercompany royalties(1)	—	—	—	—	66	66
Intercompany eliminations(2)	—	—	—	(2)	(92)	(94)
Total net revenues	$2,041	$280	$156	$381	$82	$2,940

Year Ended December 31, 2019
Macao:
The Venetian Macao	$2,875	$222	$73	$254	$86	$3,510
The Londoner Macao	1,541	320	97	71	23	2,052
The Parisian Macao	1,376	130	70	53	21	1,650
The Plaza Macao and Four Seasons Macao	650	41	31	151	4	877
Sands Macao	576	18	27	3	4	628
Ferry Operations and Other	—	—	—	—	117	117
	7,018	731	298	532	255	8,834
Marina Bay Sands	2,167	404	241	185	104	3,101
Sands Bethlehem (3)	199	7	11	1	9	227
Intercompany royalties(1)	—	—	—	—	206	206
Intercompany eliminations(2)	—	—	—	(2)	(239)	(241)
Total net revenues	$9,384	$1,142	$550	$716	$335	$12,127

_________________________
(1)Royalties were earned from foreign operations, which were previously included in the Las Vegas Operating Properties and will continue post-closing of the sale.
(2)Intercompany eliminations include royalties and other intercompany services.
(3)The Company completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$4	$4	$4
The Londoner Macao	1	1	—
Ferry Operations and Other	22	19	27
	27	24	31
Marina Bay Sands	6	4	4
Intercompany royalties	83	66	206
Total intersegment revenues	$116	$94	$241

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$297	$(53)	$1,407
The Londoner Macao	(84)	(184)	726
The Parisian Macao	(17)	(131)	544
The Plaza Macao and Four Seasons Macao	219	33	345
Sands Macao	(69)	(76)	175
Ferry Operations and Other	(8)	(20)	(8)
	338	(431)	3,189
Marina Bay Sands	448	383	1,661
Sands Bethlehem(1)	—	—	52
Consolidated adjusted property EBITDA(2)	786	(48)	4,902
Other Operating Costs and Expenses
Stock-based compensation(3)	(12)	(15)	(14)
Corporate	(211)	(168)	(313)
Pre-opening	(19)	(19)	(34)
Development	(109)	(18)	(24)
Depreciation and amortization	(1,041)	(997)	(1,020)
Amortization of leasehold interests in land	(56)	(55)	(51)
Loss on disposal or impairment of assets	(27)	(73)	(81)
Operating income (loss)	(689)	(1,393)	3,365
Other Non-Operating Costs and Expenses
Interest income	4	21	74
Interest expense, net of amounts capitalized	(621)	(523)	(449)
Other income (expense)	(31)	19	56
Gain on sale of Sands Bethlehem	—	—	556
Loss on modification or early retirement of debt	(137)	—	(2)
Income tax (expense) benefit	5	(24)	(432)
Net income (loss) from continuing operations	$(1,469)	$(1,900)	$3,168
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
(3)During the years ended December 31, 2021, 2020 and 2019, the Company recorded stock-based compensation expense of $27 million, $27 million and $36 million, respectively, of which $15 million, $12 million and $22 million, respectively, was included in corporate expense in the accompanying consolidated statements of operations.

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Capital Expenditures
Corporate and Other	$27	$5	$59
Macao:
The Venetian Macao	71	140	131
The Londoner Macao	551	739	282
The Parisian Macao	4	11	32
The Plaza Macao and Four Seasons Macao	19	157	298
Sands Macao	7	9	16
Ferry Operations and Other	1	2	3
	653	1,058	762
Marina Bay Sands	148	164	195
Sands Bethlehem(1)	—	—	2
Total capital expenditures	$828	$1,227	$1,018
_________________________
(1)The Company completed the sale of Sands Bethlehem on May 31, 2019. Results of operations include Sands Bethlehem through May 30, 2019.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31,
	2021	2020	2019

	(In millions)
Total Assets
Corporate and Other	$1,357	$1,465	$1,860
Macao:
The Venetian Macao	2,087	2,446	3,243
The Londoner Macao	4,494	4,299	4,504
The Parisian Macao	1,962	2,119	2,351
The Plaza Macao and Four Seasons Macao	1,145	1,203	1,239
Sands Macao	253	320	324
Ferry Operations and Other	132	141	418
	10,073	10,528	12,079
Marina Bay Sands	5,326	5,592	5,880
Total assets	$16,756	$17,585	$19,819

	December 31,
	2021	2020	2019

	(In millions)
Total Long-Lived Assets(1)
Corporate and Other	$176	$186	$212
Macao:
The Venetian Macao	1,555	1,705	1,740
The Londoner Macao	4,317	4,163	3,591
The Parisian Macao	1,915	2,067	2,203
The Plaza Macao and Four Seasons Macao	1,055	1,135	1,112
Sands Macao	197	218	237
Ferry Operations and Other	60	73	54
	9,099	9,361	8,937
Marina Bay Sands	4,741	4,989	5,063
Total long-lived assets	$14,016	$14,536	$14,212
_________________________
(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and leasehold interests in land, net of accumulated amortization.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 19 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First	Second	Third	Fourth	Total

	(In millions, except per share data)
2021
Net revenues	$1,196	$1,173	$857	$1,008	$4,234
Operating loss	(96)	(139)	(316)	(138)	(689)
Net loss from continuing operations	(280)	(280)	(594)	(315)	(1,469)
Income (loss) from discontinued operations, net of income taxes	(62)	38	99	118	193
Net loss	(342)	(242)	(495)	(197)	(1,276)
Net loss attributable to Las Vegas Sands Corp.	(278)	(192)	(368)	(123)	(961)
Earnings (loss) per share - Basic:
Loss from continuing operations	(0.28)	(0.30)	(0.61)	(0.32)	(1.51)
Income (loss) from discontinued operations, net of income taxes	(0.08)	0.05	0.13	0.15	0.25
Net loss attributable to Las Vegas Sands Corp.	(0.36)	(0.25)	(0.48)	(0.17)	(1.26)
Earnings (loss) per share - Diluted:
Income (loss) from continuing operations	(0.28)	(0.30)	(0.61)	(0.32)	(1.51)
Income (loss) from discontinued operations, net of income taxes	(0.08)	0.05	0.13	0.15	0.25
Net income (loss) attributable to Las Vegas Sands Corp.	(0.36)	(0.25)	(0.48)	(0.17)	(1.26)

2020
Net revenues	$1,417	$62	$446	$1,015	$2,940
Operating income (loss)	6	(757)	(523)	(119)	(1,393)
Net loss from continuing operations	(92)	(841)	(664)	(303)	(1,900)
Income (loss) from discontinued operations, net of income taxes	41	(144)	(67)	(73)	(243)
Net loss	(51)	(985)	(731)	(376)	(2,143)
Net loss attributable to Las Vegas Sands Corp.	(1)	(820)	(565)	(299)	(1,685)
Earnings (loss) per share - Basic:
Loss from continuing operations	(0.05)	(0.88)	(0.65)	(0.30)	(1.89)
Income (loss) from discontinued operations, net of income taxes	0.05	(0.19)	(0.09)	(0.10)	(0.32)
Net loss attributable to Las Vegas Sands Corp.	—	(1.07)	(0.74)	(0.40)	(2.21)
Earnings (loss) per share - Diluted:
Loss from continuing operations	(0.05)	(0.88)	(0.65)	(0.30)	(1.89)
Income (loss) from discontinued operations, net of income taxes	0.05	(0.19)	(0.09)	(0.10)	(0.32)
Net income (loss) attributable to Las Vegas Sands Corp.	—	(1.07)	(0.74)	(0.40)	(2.21)
Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
For the Years Ended December 31, 2021, 2020 and 2019

Description	Balance at Beginning of Year	Provision for Credit Losses	Write-offs, Net of Recoveries	Balance at End of Year

	(In millions)
Provision for credit losses:
2019	$247	22	(49)	$220
2020	$220	86	(51)	$255
2021	$255	3	(26)	$232

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

	(In millions)
Deferred income tax asset valuation allowance:
2019	$4,769	29	(12)	$4,786
2020	$4,786	138	(2)	$4,922
2021	$4,922	115	(3)	$5,034

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2021, and have concluded they are effective at the reasonable assurance level.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, the Company's management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control — Integrated Framework (2013)."

Based on this assessment, management concluded, as of December 31, 2021, the Company's internal control over financial reporting is effective based on this framework.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
ITEM 9B. — OTHER INFORMATION
None.
ITEM 9C. — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about March 30, 2022 (the "Proxy Statement"), including under the captions "Board of Directors," "Executive Officers," "Delinquent Section 16(a) Reports" and "Information Regarding the Board of Directors and Board and Other Committees."
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
2.1†
Purchase and Sale Agreement dated as of March 2, 2021, by and among Las Vegas Sands Corp., Pioneer OpCo, LLC and VICI Properties L.P. (incorporated by reference from Exhibit 2.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 3, 2021).

2.2†
Real Estate Purchase and Sale Agreement dated as of March 2, 2021, by and between Las Vegas Sands Corp. and VICI Properties L.P. (incorporated by reference from Exhibit 2.2 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 3, 2021).

2.3††
Letter Agreement, dated as of August 3, 2021, by and among Las Vegas Sands Corp., Pioneer OpCo, LLC and VICI Properties L.P. (incorporated by reference from Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2021 and filed on October 22, 2021).

2.4††
Amendment to Letter Agreement, dated as of October 7, 2021, by and among Las Vegas Sands Corp., Pioneer OpCo, LLC and VICI Properties L.P. (incorporated by reference from Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2021 and filed on October 22, 2021).

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

Exhibit No.	Description of Document
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

4.7
Forms of 2.300% Senior Notes due 2027, 2.850% Senior Note due 2029 and 3.250% Senior Notes due 2031 (incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to the Company’s current report on Form 8-K (File No. 001-32373) filed on September 23, 2021).

4.8
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

4.14
Form of Las Vegas Sands Corp.’s 3.900% Notes due 2029 (included in Exhibit 4.9 hereto) (incorporated by reference from Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

4.15
Fourth Supplemental Indenture, dated as of November 25, 2019, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee, relating to the 2.900% Notes due 2025 (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on November 25, 2019).

4.16
Form of Las Vegas Sands Corp.’s 2.900% Notes due 2025 (included in Exhibit 4.11 hereto). (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on November 25, 2019).

4.17
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

10.4†
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

10.5
Revolving Credit Agreement, dated as of August 9, 2019, by and among Las Vegas Sands Corp., the Lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent and Issuing Bank (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on August 12, 2019).

10.6†
Amendment No. 1 to Revolving Credit Agreement, dated as of September 23, 2020, by and among Las Vegas Sands Corp., the Lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on September 23, 2020).

10.7†
Amendment No. 2 to Revolving Credit Agreement, dated as of September 3, 2021, by and among Las Vegas Sands Corp., the Lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on September 3, 2021).

10.8
Amendment No. 3 to Revolving Credit Agreement, dated as December 7, 2021, by and between Las Vegas Sands Corp. and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on December 7, 2021).

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

10.10
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

10.11
Second Amendment and Restatement Agreement dated as of March 14, 2018, to the Facility Agreement, dated as of June 25, 2012 (as amended by an amendment agreement dated November 20, 2013 and further amended and restated by an amendment and restatement agreement dated August 29, 2014), among Marina Bay Sands Pte. Ltd., as borrower, various lenders party thereto and DBS Bank Ltd. as agent and security trustee (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

Exhibit No.	Description of Document
10.12
Third Amendment and Restatement Agreement, dated as of August 30, 2019, among Marina Bay Sands Pte. Ltd., as borrower, the various lenders party thereto and DBS Bank Ltd., as agent and security trustee and the other parties thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on September 4, 2019).

10.13†
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

10.14†
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

10.15
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

10.17
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

10.19
Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macao Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.39 to the Company's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.20
Amendment, published on April 23, 2008, to Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macau Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2008 and filed on May 9, 2008).

10.21
Land Concession Agreement, dated as of April 10, 2007, relating to the Venetian Macao, Four Seasons Macao and Site 3 among the Macau Special Administrative Region, Venetian Cotai Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2007 and filed on May 10, 2007).

10.22
Amendment published on October 29, 2008, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.23
Amendment, published on June 5, 2013, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2018 and filed on February 22, 2019).

Exhibit No.	Description of Document
10.24
Amendment, published on October 22, 2014, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2018 and filed on February 22, 2019).

10.25
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

10.28†
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

10.33+	Las Vegas Sands Corp. Amended and Restated 2004 Equity Award Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on May 20, 2019).
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

10.36+
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
10.38+
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

10.41+
Form of Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.42+
Las Vegas Sands Corp. Amended and Restated Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373 for the quarter ended June 30, 2018 and filed on July 25, 2018).

10.43
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

10.51
First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to the Company's Registration Statement on Form S-1 (File No. 333-118827) dated September 3, 2004).

Exhibit No.	Description of Document
10.52+
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

10.54+
Employment Agreement, dated August 19, 2019, among Las Vegas Sands Corp., Las Vegas Sands, LLC and D. Zachary Hudson (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2020 and filed on July 24, 2020).

10.55+
Terms of Continued Employment, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.56+
Terms of Continued Employment, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Patrick Dumont (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.57+
Terms of Continued Employment, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Randy A. Hyzak (incorporated by reference from Exhibit 10.3 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.58+
First Amendment to Employment Agreement, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and D. Zachary Hudson (incorporated by reference from Exhibit 10.4 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.59†
Form of Post-Closing Contingent Lease Support Agreement, by and among Las Vegas Sands Corp., Pioneer OpCo, LLC and VICI Properties L.P. (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 3, 2021).

10.60†
Form of Term Loan Credit and Security Agreement, by and among Las Vegas Sands Corp., Pioneer OpCo, LLC, Pioneer HoldCo, LLC and the Guarantors party thereto (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 3, 2021).

21.1*	Subsidiaries of Las Vegas Sands Corp.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

_________________________
*    Filed herewith.
†    Certain identified information has been redacted from the exhibit in accordance with Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable
†† Certain schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
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

LAS VEGAS SANDS CORP.
February 4, 2022	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein, Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT G. GOLDSTEIN	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 4, 2022
Robert G. Goldstein

/S/ PATRICK DUMONT	President, Chief Operating Officer and Director	February 4, 2022
Patrick Dumont

/S/ IRWIN CHAFETZ	Director	February 4, 2022
Irwin Chafetz

/S/ MICHELINE CHAU	Director	February 4, 2022
Micheline Chau

/S/ CHARLES D. FORMAN	Director	February 4, 2022
Charles D. Forman

/S/ GEORGE JAMIESON	Director	February 4, 2022
George Jamieson

/S/ NORA M. JORDAN	Director	February 4, 2022
Nora M. Jordan

/S/ CHARLES A. KOPPELMAN	Director	February 4, 2022
Charles A. Koppelman

/S/ LEWIS KRAMER	Director	February 4, 2022
Lewis Kramer

/S/ DAVID F. LEVI	Director	February 4, 2022
David F. Levi

/S/ YIBING MAO	Director	February 4, 2022
Yibing Mao

/S/ RANDY HYZAK	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 4, 2022
Randy Hyzak