Form 10-Q
period 2022-03-31
LAS VEGAS SANDS CORP
filed 2022-04-29
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32373
_________________________________________________________
LAS VEGAS SANDS CORP.
(Exact name of registration as specified in its charter)
_________________________________________________________

Nevada	27-0099920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3883 Howard Hughes Parkway, Suite 550
Las Vegas,	Nevada	89169
(Address of principal executive offices)		(Zip Code)
(702) 923-9000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2022
Common Stock ($0.001 par value)	764,109,163 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,430	$1,854
Restricted cash and cash equivalents	16	16
Accounts receivable, net of provision for credit losses of $234 and $232	147	202
Inventories	23	22
Prepaid expenses and other	109	113
Current assets of discontinued operations held for sale	—	3,303
Total current assets	6,725	5,510
Loan receivable	1,200	—
Property and equipment, net	11,709	11,850
Deferred income taxes, net	186	297
Leasehold interests in land, net	2,152	2,166
Intangible assets, net	19	19
Other assets, net	256	217
Total assets	$22,247	$20,059
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69	$77
Construction payables	245	227
Other accrued liabilities	1,091	1,334
Income taxes payable	662	32
Current maturities of long-term debt	72	74
Current liabilities of discontinued operations held for sale	—	821
Total current liabilities	2,139	2,565
Other long-term liabilities	362	352
Deferred income taxes	164	173
Long-term debt	14,905	14,721
Total liabilities	17,570	17,811
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 shares issued, 764 shares outstanding	1	1
Treasury stock, at cost, 69 shares	(4,481)	(4,481)
Capital in excess of par value	6,656	6,646
Accumulated other comprehensive loss	(29)	(22)
Retained earnings (deficit)	2,382	(148)
Total Las Vegas Sands Corp. stockholders’ equity	4,529	1,996
Noncontrolling interests	148	252
Total equity	4,677	2,248
Total liabilities and equity	$22,247	$20,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$627	$865
Rooms	95	96
Food and beverage	53	56
Mall	149	156
Convention, retail and other	19	23
Net revenues	943	1,196
Operating expenses:
Casino	468	578
Rooms	43	42
Food and beverage	65	71
Mall	18	15
Convention, retail and other	22	22
Provision for credit losses	4	4
General and administrative	218	225
Corporate	59	49
Pre-opening	4	5
Development	60	9
Depreciation and amortization	264	255
Amortization of leasehold interests in land	14	14
Loss on disposal or impairment of assets	6	3
	1,245	1,292
Operating loss	(302)	(96)
Other income (expense):
Interest income	4	1
Interest expense, net of amounts capitalized	(156)	(154)
Other expense	(22)	(17)
Loss from continuing operations before income taxes	(476)	(266)
Income tax expense	(2)	(14)
Net loss from continuing operations	(478)	(280)
Discontinued operations:
Income (loss) from operations of discontinued operations, net of tax	46	(62)
Gain on disposal of discontinued operations, net of tax	2,861	—
Income (loss) from discontinued operations, net of tax	2,907	(62)
Net income (loss)	2,429	(342)
Net loss attributable to noncontrolling interests from continuing operations	101	64
Net income (loss) attributable to Las Vegas Sands Corp.	$2,530	$(278)
Earnings (loss) per share - basic:
Loss from continuing operations	$(0.49)	$(0.28)
Income (loss) from discontinued operations, net of income taxes	3.80	(0.08)
Net income (loss) attributable to Las Vegas Sands Corp.	$3.31	$(0.36)
Earnings (loss) per share - diluted:
Loss from continuing operations	$(0.49)	$(0.28)
Income (loss) from discontinued operations, net of income taxes	3.80	(0.08)
Net income (loss) attributable to Las Vegas Sands Corp.	$3.31	$(0.36)
Weighted average shares outstanding:
Basic	764	764
Diluted	764	764
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2022	2021

	(In millions) (Unaudited)
Net income (loss)	$2,429	$(342)
Currency translation adjustment	(4)	(42)
Cash flow hedge fair value adjustment	(6)	—
Total comprehensive income (loss)	2,419	(384)
Comprehensive loss attributable to noncontrolling interests	104	66
Comprehensive income (loss) attributable to Las Vegas Sands Corp.	$2,523	$(318)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at January 1, 2021	$1	$(4,481)	$6,611	$29	$813	$565	$3,538
Net loss	—	—	—	—	(278)	(64)	(342)
Currency translation adjustment	—	—	—	(40)	—	(2)	(42)
Exercise of stock options	—	—	15	—	—	4	19
Stock-based compensation	—	—	3	—	—	1	4
Balance at March 31, 2021	$1	$(4,481)	$6,629	$(11)	$535	$504	$3,177

Balance at January 1, 2022	$1	$(4,481)	$6,646	$(22)	$(148)	$252	$2,248
Net income (loss)	—	—	—	—	2,530	(101)	2,429
Currency translation adjustment	—	—	—	(3)	—	(1)	(4)
Cash flow hedge fair value adjustment	—	—	—	(4)	—	(2)	(6)
Stock-based compensation	—	—	10	—	—	—	10
Balance at March 31, 2022	$1	$(4,481)	$6,656	$(29)	$2,382	$148	$4,677
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021

	(In millions) (Unaudited)
Cash flows from operating activities from continuing operations:
Net loss from continuing operations	$(478)	$(280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264	255
Amortization of leasehold interests in land	14	14
Amortization of deferred financing costs and original issue discount	14	12
Change in fair value of derivative asset/liability	1	—
(Gain) loss on disposal or impairment of assets	5	(3)
Stock-based compensation expense	10	4
Provision for credit losses	4	4
Foreign exchange loss	22	16
Deferred income taxes	(31)	(16)
Changes in operating assets and liabilities:
Accounts receivable	50	40
Other assets	8	(11)
Accounts payable	(8)	(19)
Other liabilities	(375)	(204)
Net cash used in operating activities from continuing operations	(500)	(188)
Cash flows from investing activities from continuing operations:
Capital expenditures	(137)	(291)
Proceeds from disposal of property and equipment	3	3
Acquisition of intangible assets and other	(12)	—
Net cash used in investing activities from continuing operations	(146)	(288)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	—	19
Proceeds from long-term debt (Note 4)	201	505
Repayments of long-term debt (Note 4)	(17)	(18)
Payments of financing costs	(9)	(8)
Transactions with discontinued operations	4,998	(18)
Net cash generated from financing activities from continuing operations	5,173	480
Cash flows from discontinued operations:
Net cash generated from (used in) operating activities	140	(5)
Net cash generated from (used in) investing activities	4,858	(17)
Net cash provided (to) by continuing operations and (used in) financing activities	(4,998)	18
Net cash used in discontinued operations	—	(4)
Effect of exchange rate on cash, cash equivalents and restricted cash	(6)	(12)
Increase (decrease) in cash, cash equivalents and restricted cash	4,521	(12)
Cash, cash equivalents and restricted cash at beginning of period	1,925	2,137
Cash, cash equivalents and restricted cash at end of period	6,446	2,125
Less: cash, cash equivalents and restricted cash at end of period for discontinued operations	—	(35)
Cash, cash equivalents and restricted cash at end of period for continuing operations	$6,446	$2,090
Supplemental disclosure of cash flow information from continuing operations:
Cash payments for interest, net of amounts capitalized	$226	$240
Cash payments for taxes, net of refunds	$10	$75
Change in construction payables	$18	$(119)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Organization and Business of Company
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2021, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year.
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
Macao
Visitation to the Macao Special Administrative Region (“Macao”) of the People’s Republic of China (“China”) has remained substantially below pre-COVID-19 levels as a result of various government policies limiting or discouraging travel. During February 2022, vaccination requirements for arrivals from certain destinations were tightened. As of the date of this report, other than people from mainland China who in general may enter Macao without quarantine subject to them holding the appropriate travel documents, a negative COVID-19 test result issued within a specified time period and a green health-code, there remains in place a complete ban on entry or a need to undergo various quarantine requirements depending on the person’s residency and recent travel history. The Company’s operations in Macao will continue to be impacted and subject to changes in the government policies of Macao, China, Hong Kong and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19.
Various health safeguards implemented by the Macao government remain in place, including mandatory mask protection, limitation on the number of seats per table game, slot machine spacing and temperature checks. Management is currently unable to determine when the remaining measures will be eased or cease to be necessary.
As of the date of this report, most businesses are allowed to remain open, subject to social distancing and health code checking requirements as designated by the Macao government. In January 2022, the Macao government commenced the roll out of a non-mandatory contact tracing QR code function at a range of businesses including government buildings, restaurants, hotels and other public venues.
As with prior periods, in support of the Macao government’s initiatives to fight the COVID-19 Pandemic, the Company provided one tower at the Sheraton Grand Macao to the Macao government to house individuals who returned to Macao for quarantine purposes at various times.
The Company’s Macao gaming operations remained open during the three months ended March 31, 2022. Guest visitation to the properties, however, has been adversely affected during the three months ended March 31, 2022 due to outbreaks in Hong Kong in late January and early February 2022 and in Guangdong province in March 2022, resulting in tighter travel restrictions. Operating hours at restaurants across the Company’s Macao properties are continuously being adjusted in line with fluctuations in guest visitation. The majority of retail outlets in the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Company’s various shopping malls are open with reduced operating hours. The timing and manner in which these areas will return to full operation are currently unknown.
The Company’s ferry operations between Macao and Hong Kong remain suspended. The timing and manner in which the Company’s ferry operations will be able to resume are currently unknown.
The Company’s operations in Macao have been significantly impacted by the reduced visitation to Macao. The Macao government announced total visitation from mainland China to Macao increased approximately 9.9% and decreased 76.9% during the three months ended March 31, 2022, as compared to the same period in 2021 and 2019 (pre-pandemic), respectively. The Macao government also announced gross gaming revenue decreased approximately 24.8% and 76.7% during the three months ended March 31, 2022, as compared to the same period in 2021 and 2019, respectively.
Singapore
In Singapore, Vaccinated Travel Lanes (“VTLs”) were introduced for a number of key source markets in November and December of 2021 for vaccinated visitors with a negative COVID-19 test. Due to the emergence of the Omicron variant, however, new ticket sales for the VTLs were suspended on December 23, 2021 through January 20, 2022. The VTL program was terminated on March 31, 2022, and the Vaccination Travel Framework (“VTF”) was launched on April 1, 2022, to facilitate the resumption of travel for all travelers, including short-term visitors. Under the VTF, all fully vaccinated travelers and non-fully vaccinated children aged 12 and below are permitted to enter Singapore, without entry approvals or taking VTL transport. Operations at Marina Bay Sands will continue to be impacted and subject to changes in the government policies of Singapore and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19.
Under the VTF program, all countries or regions will be classified under a “general travel” or “restricted” category, and individual travelers will be assigned border measures based on their vaccination status. This allows all fully vaccinated travelers from any country or region to enter Singapore quarantine-free, as long as they have not visited any countries or regions listed as a restricted category in the past seven days. There are currently no countries or regions on the restricted category list; however, this government policy may be adjusted in line with any developments to the local and global COVID-19 situation.
Visitation to Marina Bay Sands continues to be impacted by the effects of the COVID-19 Pandemic. The Singapore Tourism Board (“STB”) announced for the three months ended March 31, 2022, total visitation to Singapore increased from approximately 69,000 to 246,000, or 258.2%, as compared to the same period in 2021, while visitation decreased 94.8%, when compared to the same period in 2019.
Summary
The disruptions arising from the COVID-19 Pandemic continued to have a significant adverse impact on the Company’s financial condition and operations during the three months ended March 31, 2022. The duration and intensity of this global health situation and related disruptions are uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2022 will be material, but cannot be reasonably estimated at this time as it is unknown when the impact of the COVID-19 Pandemic will end, when or how quickly the current travel and operational restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business and the willingness of tourism patrons to spend on travel and entertainment and business patrons to spend on MICE.
While each of the Company’s properties were open with some operating at reduced levels due to lower visitation and required safety measures in place during the three months ended March 31, 2022, the current economic and regulatory environment on a global basis and in each of the Company’s jurisdictions continues to evolve. The Company cannot predict the manner in which governments will react as the global and regional impact of the COVID-19 Pandemic changes over time, which could significantly alter the Company’s current operations.
The Company has a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $6.43 billion and access to $1.50 billion, $1.54 billion and $438 million of available borrowing capacity from the LVSC Revolving Facility, 2018 SCL

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Revolving Facility and the 2012 Singapore Revolving Facility, respectively, as of March 31, 2022. The Company believes it is able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. The Company has taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow for non-essential items.
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
On January 18, 2022, the Macao Legislative Assembly published a draft bill entitled Amendment to Law No. 16/2001 to amend Macao’s gaming law (the “Gaming Law”). Certain changes to the Gaming Law set out in the draft bill include a reduction in the term of future gaming concessions to ten (10) years; authorization of up to six (6) gaming concession contracts; an increase in the minimum capital contribution of concessionaires to 5 billion patacas (approximately $620 million at exchange rates in effect on March 31, 2022); an increase in the percentage of the share capital of the concessionaire that must be held by the local managing director to 15%; a requirement that casinos be located in real estate owned by the concessionaire; and a prohibition of revenue sharing arrangements between gaming promoters and concessionaires.
On March 3, 2022, the Macao government announced its intention to extend the term of Macao’s six concession and subconcession contracts from June 26, 2022 until December 31, 2022 in order to ensure sufficient time to complete the amendment to the Gaming Law and conduct a public tender for the awarding of new gaming concessions. The Macao government invited VML to submit a formal request for an extension along with a commitment to pay up to 47 million patacas (approximately $6 million at exchange rates in effect on March 31, 2022) and provide a bank guarantee to secure the fulfillment of VML’s payment obligations towards its employees should VML be unsuccessful in tendering for a new concession contract after its subconcession expires. VML submitted its request for an extension on March 14, 2022. The extension of VML’s subconcession is subject to approval by the Macao government, as well as entering into a subconcession amendment contract with Galaxy Casino Company Limited.
The Company is actively monitoring developments with respect to the Gaming Law amendment and concession renewal process and continues to believe it will be successful in extending the term of its subconcession and/or obtaining a new gaming concession when its current subconcession expires; however, it is possible the Macao government could further change or interpret the associated gaming laws in a manner that could negatively impact the Company.
Under the Company’s Sands China Ltd. (“SCL”) senior notes indentures, upon the occurrence of any event resulting from any change in the Gaming Law (as defined in the indentures) or any action by the gaming authority after which none of SCL or any of its subsidiaries own or manage casino or gaming areas or operate casino games of fortune and chance in Macao in substantially the same manner as they were owning or managing casino or gaming areas or operating casino games as at the issue date of the senior notes, for a period of 30 consecutive days or more, and such event has a material adverse effect on the financial condition, business, properties or results of operations of SCL and its subsidiaries, taken as a whole, each holder of the SCL senior notes would have the right to require the Company to repurchase all or any part of such holder’s SCL senior notes at par, plus any accrued and unpaid interest (the “Investor Put Option”).
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
The subconcession not being extended or renewed and the potential impact if holders of the notes and the agent under the 2018 SCL Credit Facility have the ability to, and make the election to, accelerate the repayment of the Company’s debt would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. The Company intends to follow the process for a concession renewal once the process and requirements are announced by the Macao government.
Marina Bay Sands Gaming License
In April 2022, the Company paid 72 million Singapore dollars ("SGD," approximately $53 million at exchange rates in effect at the time of the transaction) to the Singapore Casino Regulatory Authority as part of the process to renew its gaming license at Marina Bay Sands, which will now expire in April 2025.
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
Note 2 — Discontinued Operations
On February 23, 2022, the Company completed the previously announced sale of its Las Vegas real property and operations (the “Closing”), including The Venetian Resort Las Vegas and the Sands Expo and Convention Center (collectively referred to as the “Las Vegas Operations”), to VICI Properties L.P. (“PropCo”) and Pioneer OpCo, LLC (“OpCo”) for an aggregate purchase price of approximately $6.25 billion (the “Las Vegas Sale”). Under the terms of the agreements related to the Las Vegas Sale, OpCo acquired subsidiaries that hold the operating assets and liabilities of the Las Vegas Operations for approximately $1.05 billion in cash, subject to certain post-closing adjustments, and $1.20 billion in seller financing in the form of a six-year term loan credit and security agreement (the “Seller Financing Loan Agreement”) and PropCo acquired subsidiaries that hold the real estate and real estate-related assets of the Las Vegas Operations for approximately $4.0 billion in cash.
Upon closing, the Company received approximately $5.05 billion in cash proceeds, before transaction costs and working capital adjustments of $80 million, and recognized a gain on disposal of $3.61 billion, before income tax expense of $750 million, during the three months ended March 31, 2022.
As there is no continuing involvement between the Company and the Las Vegas Operations, the Company accounted for the transaction as a sale of a business. The Company concluded the Las Vegas Operations met the criteria for held for sale and discontinued operations beginning in the first quarter of 2021. As a result, the Las Vegas Operations is presented in the accompanying condensed consolidated statements of operations and cash flows as a discontinued operation for all periods presented. The Company reported the operating results and cash flows related to the Las Vegas Operations through February 22, 2022. Current and non-current assets and liabilities of the Las Vegas Operations as of December 31, 2021, are presented in the accompanying condensed consolidated balance sheets as current assets and liabilities held for sale.
Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company's continuing operations.
Contingent Lease Support Agreement
On February 23, 2022, in connection with the Closing, the Company and OpCo entered into a post-closing contingent lease support agreement (the “Contingent Lease Support Agreement”) pursuant to which, among other things, the Company may be required to make certain payments (“Support Payments”) to OpCo.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Support Payments are payable on a monthly basis following the Closing through the year ending December 31, 2023, based upon the performance of the Las Vegas Operations relative to certain agreed upon target metrics and subject to quarterly and annual adjustments. The target metrics are measured against a benchmark annual EBITDAR (as defined in the Contingent Lease Support Agreement) of the Las Vegas Operations equal to $426 million for the period beginning on the date of the Closing and ending December 31, 2022 and $500 million for the period beginning January 1, 2023 and ending December 31, 2023. The Company’s payment obligations are subject to an annual cap equal to $213 million for the annual period beginning on the date of the Closing and ending December 31, 2022 and $250 million for the annual period beginning January 1, 2023 and ending December 31, 2023. Each monthly Support Payment is subject to a prorated cap based on the annual cap. No Support Payments were made for the period post-Closing through March 31, 2022.
Seller Financing Loan Agreement
At the Closing, the Company, as lender, OpCo, as borrower, the parent company of OpCo (“Holdings”) and certain subsidiaries of OpCo as guarantors party thereto (collectively, and with Holdings, the “Guarantors” and, together with OpCo in its capacity as borrower, the “Loan Parties”), entered into the Seller Financing Loan Agreement. Refer to “Note 3 — Loan Receivable” for further information.
The following table represents summarized balance sheet information of assets and liabilities of the discontinued operation:

December 31, 2021

(In millions)
Cash and cash equivalents	$55
Accounts receivable, net of provision for credit losses of $58	126
Inventories	9
Prepaid expenses and other	23
Property and equipment, net	2,864
Other assets, net	226
Total held for sale assets in the balance sheet	$3,303

Accounts payable	$24
Construction payables	8
Other accrued liabilities	318
Long-term debt	2
Deferred amounts related to mall sale transactions	338
Other long-term liabilities	131
Total held for sale liabilities in the balance sheet	$821

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table represents summarized income statement information of discontinued operations:

	Period Ended February 22, 2022(1)	Three Months Ended March 31, 2021

	(In millions)
Revenues:
Casino	$61	$53
Rooms	78	45
Food and beverage	43	24
Convention, retail and other	46	17
Net revenues	228	139
Resort operations expenses	107	111
Provision for credit losses	3	—
General and administrative	55	75
Depreciation and amortization	—	25
Loss on disposal or impairment of assets	—	2
Operating income (loss)	63	(74)
Interest expense	(2)	(3)
Other expense	(3)	(1)
Income (loss) from operations of discontinued operations	58	(78)
Gain on disposal of discontinued operations	3,611	—
Income (loss) from discontinued operations, before income tax	3,669	(78)
Income tax (expense) benefit	(762)	16
Net income (loss) from discontinued operations presented in the statement of operations	$2,907	$(62)

Adjusted Property EBITDA	$63	$(47)
__________________________
(1)    Includes the Las Vegas Operations financial results for the period from January 1, 2022 through February 22, 2022.
For the 53-day period ended February 22, 2022 and for the three months ended March 31, 2021, the Company’s Las Vegas Operations were classified as a discontinued operation held for sale. The Company applied the intraperiod tax allocation rules to allocate the provision for income taxes between continuing operations and discontinued operations using the “with and without” approach. The Company calculated income tax expense from all financial statement components (continuing and discontinued operations), the “with” computation, and compared that to the income tax expense attributable to continuing operations, the “without” computation. The difference between the “with” and “without” computations was allocated to discontinued operations.
The Company’s effective income tax rate from discontinued operations was 20.8% for the 53-day period ended February 22, 2022. This compares to a (20.5)% effective income tax rate from discontinued operations for the three months ended March 31, 2021, which reflects the application of the “with and without” approach consistent with intraperiod tax allocation rules. The income tax on discontinued operations reflects a 21% corporate income tax rate on the Company’s Las Vegas Operations. The cash income tax expense as if the discontinued operations was a standalone enterprise and a separate taxpayer is $803 million. The Company files a U.S. consolidated income tax return inclusive of the discontinued operations which allows the income from discontinued operations to utilize net operating loss carryforwards and operating losses from continuing operations, U.S. foreign tax credits and charitable contribution carryforwards. As of March 31, 2022, the Company recorded a U.S. cash tax payable of $615 million inclusive of the gain on sale of the Las Vegas Operations, which is due in quarterly installments on April 18, June 15, September 15, and December 15, 2022.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 3 — Loan Receivable
Seller Financing Loan Agreement
At the Closing, the Company and the Loan Parties entered into the Seller Financing Loan Agreement. The Seller Financing Loan Agreement provides for a six-year senior secured term loan facility in an aggregate principal amount of $1.20 billion (the “Seller Loan”) at the date of the Closing. The Seller Loan is guaranteed by the Guarantors and secured by a first-priority lien on substantially all of the Loan Parties’ assets (subject to customary exceptions and limitations), including a leasehold mortgage from OpCo over certain real estate that was sold to PropCo at the Closing and leased by OpCo.
The Seller Loan will bear interest at a rate equal to 1.50% per annum for the calendar years ending December 31, 2022 and 2023, and 4.25% per annum for each calendar year thereafter, subject to an increase of 1.00% per annum for any interest OpCo elects to pay by increasing the principal amount of the Seller Loan prior to January 1, 2024, and an increase of 1.50% per annum for any such election during the calendar year ending December 31, 2024. Any interest to be paid after December 31, 2024, will be paid in cash.
The Seller Financing Loan Agreement contains certain customary representations and warranties and covenants, subject to customary exceptions and thresholds. The Seller Financing Loan Agreement’s negative covenants restrict the ability of the Loan Parties and their subsidiaries to, among other things, (i) incur debt, (ii) create certain liens on their assets, (iii) dispose of their assets, (iv) make investments or restricted payments, including dividends, (v) merge, liquidate, dissolve, change their business or consolidate with other entities and (vi) enter into affiliate transactions.
The Seller Financing Loan Agreement also contains customary events of default, including payment defaults, cross defaults to material debt, bankruptcy and insolvency, breaches of covenants and inaccuracy of representations and warranties, subject to customary grace periods. Upon an event of default, the Company may declare any then-outstanding amounts due and payable and exercise other customary remedies available to a secured lender.
Loan receivables are carried at the outstanding principal amount. A provision for credit loss on loan receivables is established when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company determines this by considering several factors, including the credit risk and current financial condition of the borrower, the borrower’s ability to pay current obligations, historical trends, and economic and market conditions. The Company performs a credit quality assessment on the loan receivable on a quarterly basis and reviews the need for an allowance under Accounting Standards Update No. 2016-13. The Company evaluates the extent and impact of any credit deterioration that could affect the performance and the value of the secured property, as well as the financial and operating capability of the borrower. The Company also evaluates and considers the overall economic environment, casino and hospitality industry and geographic sub-market in which the secured property is located. Based on the Company’s assessment of the credit quality of the loan receivable, the Company believes it will collect all contractual amounts due under the loan. Accordingly, no provision for credit losses on the loan receivable was established as of March 31, 2022.
Interest income is recorded on an accrual basis at the stated interest rate and is recorded in interest income in the accompanying condensed consolidated statements of operations.
The carrying value of the loan receivable is $1.20 billion as of March 31, 2022, which approximates fair value. Interest income recognized on the loan was $2 million during the three months ended March 31, 2022.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 4 — Long-Term Debt
Long-term debt consists of the following:

	March 31, 2022	December 31, 2021

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $8)	$1,742	$1,742
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $3)	497	497
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $8)	992	992
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $7)	743	743
Macao Related(1):
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $8 and $9, respectively)	1,792	1,791
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $6)	794	794
2.300% Senior Notes due 2027 (net of unamortized original issue discount and deferred financing costs of $7)	693	693
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $15)	1,885	1,885
2.850% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $7)	643	643
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $9)	691	691
3.250% Senior Notes due 2031 (net of unamortized original issue discount and deferred financing costs of $6)	594	594
2018 SCL Credit Facility — Revolving	950	753
Other(2)	24	27
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $41 and $43, respectively)	2,889	2,902
2012 Singapore Credit Facility — Delayed Draw Term (net of unamortized deferred financing costs of $1)	45	45
Other(2)	3	3
	14,977	14,795
Less — current maturities	(72)	(74)
Total long-term debt	$14,905	$14,721
____________________
(1)Unamortized deferred financing costs of $83 million and $81 million as of March 31, 2022 and December 31, 2021, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in other assets, net, in the accompanying condensed consolidated balance sheets.
(2)Includes finance leases related to Macao and Singapore of $21 million and $1 million as of March 31, 2022, respectively, and $24 million and $1 million as of December 31, 2021, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
LVSC Revolving Facility
As of March 31, 2022, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
SCL Senior Notes
On February 16, 2022, Standard & Poor’s downgraded the credit rating for the Company and SCL to BB+. As a result of the downgrade, the coupon on each series of the outstanding SCL Senior Notes will increase by 0.25% per annum, with such increase becoming effective on the first interest payment date after February 16, 2022. This will result in an increase of $9 million in interest expense for the year ended December 31, 2022 and $18 million for each year thereafter through 2024, at which time this will decrease as the SCL Senior Notes are repaid based on each of their set maturity dates.
2018 SCL Credit Facility
During the three months ended March 31, 2022, SCL drew down $19 million and 1.42 billion Hong Kong dollars (“HKD,” approximately $182 million at exchange rates in effect on March 31, 2022) under the facility for general corporate purposes.
As of March 31, 2022, SCL had $1.54 billion of available borrowing capacity under the 2018 SCL Revolving Facility comprised of HKD commitments of HKD 10.90 billion (approximately $1.39 billion at exchange rates in effect on March 31, 2022) and U.S. dollar commitments of $147 million.
2012 Singapore Credit Facility
As of March 31, 2022, Marina Bay Sands Pte. Ltd. (“MBS”) had SGD 593 million (approximately $438 million at exchange rates in effect on March 31, 2022) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee for SGD 153 million (approximately $113 million at exchange rates in effect on March 31, 2022) pursuant to a development agreement.
On February 9, 2022, MBS entered into the Fourth Amendment and Restatement Agreement (the “Fourth Amendment Agreement”) with DBS Bank Ltd., as agent and security trustee. The Fourth Amendment Agreement amended and restated the facility agreement, dated as of June 25, 2012 (as amended, the “Existing Facility Agreement”). Pursuant to the Fourth Amendment Agreement, the Existing Facility Agreement was amended to update the terms therein that provide for a transition away from the Swap Offer Rate (“SOR”) as a benchmark interest rate and the replacement of SOR by a replacement benchmark interest rate or mechanism.
Under the Fourth Amendment Agreement, outstanding loans bear interest at the Singapore Overnight Rate Average (“SORA”) with a credit spread adjustment of 0.19% per annum, plus an applicable margin ranging from 1.15% to 1.85% per annum, based on MBS’s consolidated leverage ratio (estimated interest rate set at approximately 2.3% as of March 31, 2022).
During 2021, the Company amended its 2012 Singapore Credit Facility, which, among other things, extended to March 31, 2022, the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project. The Company is in the process of reviewing the budget and timing of the MBS expansion based on the impact of the COVID-19 Pandemic and other factors. As a result, the construction cost estimate and construction schedule were not delivered to the lenders by the March 31, 2022 deadline. As of March 31, 2022, there is SGD 3.69 billion (approximately $2.73 billion at exchange rates in effect on March 31, 2022) left of total borrowing capacity, which is only available to be drawn under the Singapore Delayed Draw Term Facility after the construction cost estimate and construction schedule for the MBS Expansion Project are delivered to lenders. The Company does not anticipate material spend related to the MBS Expansion Project prior to the delivery of these items to the lenders.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Debt Covenant Compliance
As of March 31, 2022, management believes the Company was in compliance with all debt covenants. The Company amended its credit facilities to, among other things, waive the Company’s requirement to comply with certain financial covenant ratios through December 31, 2022 for LVSC and MBS and January 1, 2023 for SCL, which include a maximum leverage ratio or net debt to trailing twelve-months adjusted earnings before interest, income taxes, depreciation and amortization, calculated in accordance with the respective credit agreement, of 4.0x, 4.0x and 4.5x under the LVSC Revolving Facility, 2018 SCL Credit Facility and 2012 Singapore Credit Facility, respectively. The Company’s compliance with its financial covenants for periods beyond December 31, 2022 for MBS and LVSC and January 1, 2023 for SCL, could be affected by certain factors beyond the Company’s control, such as the impact of the COVID-19 Pandemic, including current travel and border restrictions continuing in the future. The Company will pursue additional waivers to meet the required financial covenant ratios for periods beyond the current covenant waiver periods, if deemed necessary.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Three Months Ended March 31,
	2022	2021

	(In millions)
Proceeds from 2018 SCL Credit Facility	$201	$505
	$201	$505

Repayments on 2012 Singapore Credit Facility	$(16)	$(16)
Repayments on Other Long-Term Debt	(1)	(2)
	$(17)	$(18)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of March 31, 2022 and December 31, 2021, was approximately $14.35 billion and $15.06 billion, respectively, compared to its contractual value of $15.08 billion and $14.90 billion, respectively. The estimated fair value of the Company’s long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).
Note 5 — Accounts Receivable, Net and Customer Contract Related Liabilities
Accounts Receivable and Provision for Credit Losses
Accounts receivable is comprised of casino, hotel, mall and other receivables, which do not bear interest and are recorded at amortized cost. The Company extends credit to approved casino patrons following background checks and investigations of creditworthiness. Business or economic conditions, the legal enforceability of gaming debts, foreign currency control measures or other significant events in foreign countries could affect the collectability of receivables from patrons in these countries.
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
Accounts receivable, net, consists of the following:

	March 31, 2022	December 31, 2021

	(In millions)
Casino	$313	$313
Rooms	9	13
Mall	30	91
Other	29	17
	381	434
Less - provision for credit losses	(234)	(232)
	$147	$202
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	2022	2021

	(In millions)
Balance at January 1	$232	$255
Current period provision for credit losses	4	4
Write-offs	(2)	(15)
Exchange rate impact	—	(2)
Balance at March 31	$234	$242
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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2022	2021	2022	2021	2022	2021

	(In millions)
Balance at January 1	$74	$197	$61	$62	$618	$633
Balance at March 31	57	153	63	62	587	610
Increase (decrease)	$(17)	$(44)	$2	$—	$(31)	$(23)
____________________
(1)Of this amount, $145 million as of March 31 and January 1, 2022 and $152 million as of March 31 and January 1, 2021, relate to mall deposits that are accounted for based on lease terms usually greater than one year.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 6 — Other Accrued Liabilities
Other accrued liabilities consist of the following:

	March 31, 2022	December 31, 2021

	(In millions)
Customer deposits	$454	$470
Payroll and related	164	253
Taxes and licenses	103	143
Accrued interest payable	73	157
Outstanding chip liability	57	74
Other accruals	240	237
	$1,091	$1,334
Note 7 — Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended March 31,
	2022	2021

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	764	764
Potential dilution from stock options and restricted stock and stock units	—	—
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	764	764
Antidilutive stock options excluded from the calculation of diluted earnings per share	15	3
Note 8 — Income Taxes
The Company’s effective income tax rate from continuing operations was 0.4% for the three months ended March 31, 2022, compared to 5.3% for the three months ended March 31, 2021. The effective income tax rate for the three months ended March 31, 2022, reflects a 17% statutory tax rate on the Company’s Singapore operations and a 21% corporate income tax rate on its domestic operations. The Company's operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, the Company’s subsidiaries in Macao and its peers receive an income tax exemption on gaming operations through June 26, 2022. During the three months ended March 31, 2021, the Company recorded a valuation allowance of $20 million related to certain U.S. foreign tax credits, which it no longer expects to utilize due to lower forecasted U.S. taxable income in years following the sale of the Las Vegas Operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 9 — Leases
Lessor
Lease revenue for the Company’s mall operations consists of the following:

	Three months ended March 31,
	2022	2021

	(In millions)
Minimum rents	$124	$131
Overage rents	14	17
Rent concessions(1)	(12)	(20)
Other(2)	—	6
Total overage rents, rent concessions and other	2	3
	$126	$134
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
On January 19, 2012, AAEC filed another claim (the “Macao Action”) with the Macao Judicial Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim was for 3.0 billion patacas (approximately $372 million at exchange rates in effect on March 31, 2022). The Macao Action alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao Action with the Macao Judicial Court and amended the defense on January 4, 2013.
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
On July 15, 2019, AAEC submitted a request to the Macao Judicial Court to increase the amount of its claim to 96.45 billion patacas (approximately $11.96 billion at exchange rates in effect on March 31, 2022), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022 in due course at the enforcement stage. On September 4, 2019, the Macao Judicial Court allowed AAEC’s request to increase the amount of its claim. On September 17, 2019, the U.S. Defendants appealed the decision granting AAEC’s request and that appeal is currently pending.
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
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on March 31, 2022) based on Plaintiff’s

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
July 15, 2019 amendment of its claim amount. By motion dated July 20, 2021, the U.S. Defendants moved the Macao Judicial Court for an order withdrawing that invoice on the grounds that it was procedurally improper and conflicted with rights guaranteed in Macao’s Basic Law. The Macao Judicial Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021, and that appeal is currently pending. By order dated September 29, 2021, the Macao Judicial Court ordered that the invoice for supplemental court fees be stayed pending resolution of that appeal.
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
From December 17, 2021 to January 19, 2022, Plaintiff submitted additional documents to the court file and disclosed written reports from two purported experts, who calculated Plaintiff’s damages at 57.88 billion patacas and 62.29 billion patacas (approximately $7.18 billion and $7.73 billion, respectively, at exchange rates in effect on March 31, 2022). In response, the U.S. Defendants moved to exclude those materials or, in the alternative, to require additional testimony from relevant witnesses. By order dated January 19, 2022, the Macao Judicial Court denied the U.S. Defendants’ motion and ruled that the materials could be included in the court file with the probative value of their contents to be determined by the Court.
Plaintiff presented its factual summation on January 21, 2022. On January 26, 2022, the U.S. Defendants presented their factual summation, and Plaintiff and the U.S. Defendants presented rebuttal summations. The Macao Judicial Court announced its proposed findings on disputed facts at a February 15, 2022 hearing. The Plaintiff filed its brief on points of law with the Macao Judicial Court on March 1, 2022, and the U.S. Defendants filed their brief on points of law on March 10, 2022. On April 28, 2022, the Macao Judicial Court entered a judgment for the U.S. Defendants. The Macao Judicial Court also held that Plaintiff litigated certain aspects of its case in bad faith.
The Daniels Family 2001 Revocable Trust v. LVSC, et al.
On October 22, 2020, The Daniels Family 2001 Revocable Trust, a putative purchaser of the Company’s shares, filed a purported class action complaint in the U.S. District Court against LVSC, Sheldon G. Adelson and Patrick Dumont. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and alleges that LVSC made materially false or misleading statements, or failed to disclose material facts, from February 27, 2016 through September 15, 2020, with respect to its operations at the Marina Bay Sands, its compliance with Singapore laws and regulations, and its disclosure controls and procedures. On January 5, 2021, the U.S. District Court entered an order appointing Carl S. Ciaccio and Donald M. DeSalvo as lead plaintiffs (“Lead Plaintiffs”). On March 8, 2021, Lead Plaintiffs filed a purported class action amended complaint against LVSC, Sheldon G. Adelson, Patrick Dumont, and Robert G. Goldstein, alleging similar violations of Sections 10(b) and 20(a) of the Exchange Act over the same time period of February 27, 2016 through September 15, 2020. On March 22, 2021, the U.S. District Court granted Lead Plaintiffs’ motion to substitute Dr. Miriam Adelson, in her capacity as the Special Administrator for the estate of Sheldon G. Adelson, for Sheldon G. Adelson as a defendant in this action. On May 7, 2021, the defendants filed a motion to dismiss the amended complaint. Lead Plaintiffs filed an opposition to the motion to dismiss on July 6, 2021, and the defendants filed their reply on August 5, 2021. On March 28, 2022, the U.S. District Court entered an order dismissing the amended complaint in its entirety. The U.S. District Court dismissed certain claims with prejudice but granted Lead Plaintiffs leave to amend the complaint with respect to the other claims by April 18, 2022. On April 8, 2022, Lead Plaintiffs filed a

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Motion for Reconsideration and to Extend Time to File the Amended Complaint, requesting the U.S. District Court reconsider certain aspects of its March 28, 2022 order, and to extend the deadline for Lead Plaintiffs to file an amended complaint. The defendants filed an opposition to the motion on April 22, 2022. On April 18, 2022, Lead Plaintiffs filed a second amended complaint. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
Note 11 — Segment Information
The Company’s principal operating and developmental activities occur in two geographic areas: Macao and Singapore. The Company reviews the results of operations and construction and development activities for each of its operating segments: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; Sands Macao; and Marina Bay Sands. The Company has included Ferry Operations and Other (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to its properties in Macao) and Corporate and Other to reconcile to the condensed consolidated results of operations and financial condition. The operations that comprised the Company’s former Las Vegas Operating Properties reportable business segment were classified as a discontinued operation and the information below for the three months ended March 31, 2022 and 2021, excludes these results.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s segment information as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021 is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Three Months Ended March 31, 2022
Macao:
The Venetian Macao	$157	$16	$6	$44	$4	$227
The Londoner Macao	79	19	8	14	1	121
The Parisian Macao	51	11	3	8	1	74
The Plaza Macao and Four Seasons Macao	55	9	4	34	—	102
Sands Macao	17	2	1	—	—	20
Ferry Operations and Other	—	—	—	—	7	7
	359	57	22	100	13	551
Marina Bay Sands	268	38	31	49	13	399
Intercompany royalties	—	—	—	—	22	22
Intercompany eliminations(1)	—	—	—	—	(29)	(29)
Total net revenues	$627	$95	$53	$149	$19	$943

Three Months Ended March 31, 2021
Macao:
The Venetian Macao	$266	$19	$6	$46	$3	$340
The Londoner Macao	91	19	7	14	6	137
The Parisian Macao	59	12	5	10	1	87
The Plaza Macao and Four Seasons Macao	115	11	4	39	1	170
Sands Macao	31	3	1	—	—	35
Ferry Operations and Other	—	—	—	—	8	8
	562	64	23	109	19	777
Marina Bay Sands	303	32	33	47	11	426
Intercompany royalties	—	—	—	—	25	25
Intercompany eliminations(1)	—	—	—	—	(32)	(32)
Total net revenues	$865	$96	$56	$156	$23	$1,196
____________________
(1)Intercompany eliminations include royalties and other intercompany services.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$2	$1
Ferry Operations and Other	5	5
	7	6
Marina Bay Sands	—	1
Intercompany royalties	22	25
Total intersegment revenues	$29	$32

	Three Months Ended March 31,
	2022	2021

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$19	$82
The Londoner Macao	(33)	(23)
The Parisian Macao	(11)	(8)
The Plaza Macao and Four Seasons Macao	32	70
Sands Macao	(17)	(18)
Ferry Operations and Other	(1)	(3)
	(11)	100
Marina Bay Sands	121	144
Consolidated adjusted property EBITDA(1)	110	244
Other Operating Costs and Expenses
Stock-based compensation(2)	(5)	(5)
Corporate	(59)	(49)
Pre-opening	(4)	(5)
Development	(60)	(9)
Depreciation and amortization	(264)	(255)
Amortization of leasehold interests in land	(14)	(14)
Loss on disposal or impairment of assets	(6)	(3)
Operating loss	(302)	(96)
Other Non-Operating Costs and Expenses
Interest income	4	1
Interest expense, net of amounts capitalized	(156)	(154)
Other expense	(22)	(17)
Income tax expense	(2)	(14)
Net loss from continuing operations	$(478)	$(280)
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
(2)During the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense of $14 million and $7 million, respectively, of which $9 million and $2 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

	Three Months Ended March 31,
	2022	2021

	(In millions)
Capital Expenditures
Corporate and Other	$3	$—
Macao:
The Venetian Macao	14	22
The Londoner Macao	67	238
The Parisian Macao	—	1
The Plaza Macao and Four Seasons Macao	2	5
Sands Macao	1	2
	84	268
Marina Bay Sands	50	23
Total capital expenditures	$137	$291

	March 31, 2022	December 31, 2021

	(In millions)
Total Assets
Corporate and Other	$7,257	$1,357
Macao:
The Venetian Macao	1,935	2,087
The Londoner Macao	4,410	4,494
The Parisian Macao	1,907	1,962
The Plaza Macao and Four Seasons Macao	1,073	1,145
Sands Macao	225	253
Ferry Operations and Other	142	132
	9,692	10,073
Marina Bay Sands	5,298	5,326
Total assets	$22,247	$16,756

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
On February 23, 2022, we closed the sale of our Las Vegas real property and operations including The Venetian Resort Las Vegas and the Sands Expo and Convention Center (the “Las Vegas Operations”). At closing, we received approximately $5.05 billion in cash proceeds, before transaction costs and working capital adjustments of $80 million, and recognized a gain on disposal of $3.61 billion, before income tax expense of $750 million, during the three months ended March 31, 2022.
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
Visitation to the Macao Special Administrative Region (“Macao”) of the People’s Republic of China (“China”) has remained substantially below pre-COVID-19 levels as a result of various government policies limiting or discouraging travel. During February 2022, vaccination requirements for arrivals from certain destinations were tightened. As of the date of this report, other than people from mainland China who in general may enter Macao without quarantine subject to them holding the appropriate travel documents, a negative COVID-19 test result issued within a specified time period and a green health-code, there remains in place a complete ban on entry or a need to undergo various quarantine requirements depending on the person’s residency and recent travel history. Our operations in Macao will continue to be impacted and subject to changes in the government policies of Macao, China, Hong Kong and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19.
Various health safeguards implemented by the Macao government remain in place, including mandatory mask protection, limitation on the number of seats per table game, slot machine spacing and temperature checks. Management is currently unable to determine when the remaining measures will be eased or cease to be necessary.
As of the date of this report, most businesses are allowed to remain open, subject to social distancing and health code checking requirements as designated by the Macao government. In January 2022, the Macao government commenced the roll out of a non-mandatory contact tracing QR code function at a range of businesses including government buildings, restaurants, hotels and other public venues.
As with prior periods, in support of the Macao government’s initiatives to fight the COVID-19 Pandemic, we provided one tower at the Sheraton Grand Macao to the Macao government to house individuals who returned to Macao for quarantine purposes at various times.
Our Macao gaming operations remained open during the three months ended March 31, 2022. Guest visitation to the properties, however, has been adversely affected during the three months ended March 31, 2022 due to outbreaks in Hong Kong in late January and early February 2022 and in Guangdong province in March 2022, resulting in tighter travel restrictions. Operating hours at restaurants across our Macao properties are continuously being adjusted in line with fluctuations in guest visitation. The majority of retail outlets in our various shopping malls are open with reduced operating hours. The timing and manner in which these areas will return to full operation are currently unknown.
Our ferry operations between Macao and Hong Kong remain suspended. The timing and manner in which our ferry operations will be able to resume are currently unknown.
Our Macao operations have been significantly impacted by the reduced visitation to Macao. The Macao government announced total visitation from mainland China to Macao increased approximately 9.9% and decreased 76.9% during the three months ended March 31, 2022, as compared to the same period in 2021 and 2019 (pre-pandemic), respectively. The Macao government also announced gross gaming revenue decreased approximately 24.8% and 76.7% during the three months ended March 31, 2022, as compared to the same period in 2021 and 2019, respectively.
In Singapore, Vaccinated Travel Lanes (“VTLs”) were introduced for a number of key source markets in November and December of 2021 for vaccinated visitors with a negative COVID-19 test. Due to the emergence of the Omicron variant, however, new ticket sales for the VTLs were suspended on December 23, 2021 through January 20, 2022. The VTL program was terminated on March 31, 2022, and the Vaccination Travel Framework (“VTF”) was launched on April 1, 2022, to facilitate the resumption of travel for all travelers, including short-term visitors. Under the VTF, all fully vaccinated travelers and non-fully vaccinated children aged 12 and below are permitted to enter Singapore, without entry approvals or taking VTL transport. Operations at Marina Bay Sands will continue to be impacted and subject to changes in the government policies of Singapore and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19.
Under the VTF program, all countries or regions will be classified under a “general travel” or “restricted” category, and individual travelers will be assigned border measures based on their vaccination status. This allows all fully vaccinated travelers from any country or region to enter Singapore quarantine-free, as long as they have not visited any countries or regions listed as a restricted category in the past seven days. There are currently no countries or regions on the restricted category list; however, this government policy may be adjusted in line with any developments to the local and global COVID-19 situation.
Visitation to Marina Bay Sands continues to be impacted by the effects of the COVID-19 Pandemic. The Singapore Tourism Board (“STB”) announced for the three months ended March 31, 2022, total visitation to Singapore increased from approximately 69,000 to 246,000, or 258.2%, as compared to the same period in 2021, while visitation decreased 94.8%, when compared to the same period in 2019.
At our Macao properties and Marina Bay Sands, we are adhering to social distancing requirements, which include reduced seating at table games and a decreased number of active slot machines on the casino floor compared to pre-COVID-19 levels. Additionally, there is uncertainty whether the impact of the COVID-19 Pandemic on operations will continue in future periods. If our Integrated Resorts are not permitted to resume normal operations, travel restrictions such as those related to inbound travel from other countries are not modified or eliminated, there is a resumption of the suspension of the China Individual Visit Scheme, or the global response to contain the COVID-19 Pandemic escalates or is unsuccessful, our operations, cash flows and financial condition will be further materially impacted.
While our Macao and Singapore properties were open and operating at reduced levels due to lower visitation and required safety measures in place as described above during the three months ended March 31, 2022, the current economic and regulatory environment on a global basis and in each of our jurisdictions continues to evolve. We cannot predict the manner in which governments will react as the global and regional impact of the COVID-19 Pandemic changes over time, which could significantly alter our current operations.
We have a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $6.43 billion and access to $1.50 billion, $1.54 billion and $438 million of available borrowing capacity from our LVSC Revolving Facility, 2018 SCL Revolving Facility and 2012 Singapore Revolving Facility, respectively, as of March 31, 2022. We believe we are able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow for non-essential items.
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
On January 18, 2022, the Macao Legislative Assembly published a draft bill entitled Amendment to Law No. 16/2001 to amend Macao’s gaming law (the “Gaming Law”). Certain changes to the Gaming Law set out in the draft bill include a reduction in the term of future gaming concessions to ten (10) years; authorization of up to six (6) gaming concession contracts; an increase in the minimum capital contribution of concessionaires to 5 billion patacas (approximately $620 million at exchange rates in effect on March 31, 2022); an increase in the percentage of the share capital of the concessionaire that must be held by the local managing director to 15%; a requirement that casinos be located in real estate owned by the concessionaire; and a prohibition of revenue sharing arrangements between gaming promoters and concessionaires.
On March 3, 2022, the Macao government announced its intention to extend the term of Macao’s six concession and subconcession contracts from June 26, 2022 until December 31, 2022 in order to ensure sufficient time to complete the amendment to the Gaming Law and conduct a public tender for the awarding of new gaming concessions. The Macao government invited VML to submit a formal request for an extension along with a commitment to pay the Macao government up to 47 million patacas (approximately $6 million at exchange rates in effect on March 31, 2022) and provide a bank guarantee to secure the fulfillment of VML’s payment obligations towards its employees should VML be unsuccessful in tendering for a new concession contract after its subconcession expires. VML submitted its request for an extension on March 14, 2022. The extension of VML’s subconcession is subject to approval by the Macao government as well as entering into a subconcession amendment contract with Galaxy Casino Company Limited.
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
Under our Sands China Ltd. (“SCL”) senior notes indentures (as defined below), upon the occurrence of any event resulting from any change in the Gaming Law (as defined in the indentures) or any action by the gaming authority after which none of SCL or any of its subsidiaries own or manage casino or gaming areas or operate casino games of fortune and chance in Macao in substantially the same manner as they were owning or managing casino or gaming areas or operating casino games as at the issue date of the senior notes, for a period of 30 consecutive days or more, and such event has a material adverse effect on the financial condition, business, properties or results of operations of SCL and its subsidiaries, taken as a whole, each holder of the SCL senior notes would have the right to require us to repurchase all or any part of such holder’s SCL senior notes at par, plus any accrued and unpaid interest (the “Investor Put Option”).
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

Marina Bay Sands Gaming License
In April 2022, we paid 72 million Singapore dollars ("SGD," approximately $53 million at exchange rates in effect at the time of the transaction) to the Singapore Casino Regulatory Authority as part of the process to renew its gaming license at Marina Bay Sands, which will now expire in April 2025.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2021 Annual Report on Form 10-K filed on February 4, 2022.
There were no newly identified significant accounting estimates during the three months ended March 31, 2022, nor were there any material changes to the critical accounting policies and estimates discussed in our 2021 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Operating Results
Key Operating Revenue Measurements
Operating revenues at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Marina Bay Sands and our Las Vegas Operating Properties, prior to its sale on February 23, 2022, were dependent upon the volume of patrons who stay at the hotel, which affects the price charged for hotel rooms and our gaming volume. Operating revenues at Sands Macao are principally driven by the volume of gaming patrons who visit the property on a daily basis.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.15% to 3.45% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 26.8%, 21.7%, 22.7%, 23.8%, 18.2% and 14.8% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 3.7%, 3.7%, 3.2%, 5.9%, 3.0% and 4.2% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands

Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 11.0% and 7.3%, respectively, of our table games play was conducted on a credit basis for the three months ended March 31, 2022.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. were slot handle, as previously described, and table games drop, which was the total amount of cash and net markers issued (credit instruments) deposited in the table drop box. We view table games win as a percentage of drop and slot hold as a percentage of slot handle. Our win and hold percentages were calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Based upon our mix of table games, our table games were expected to produce a win percentage of 18% to 26% for Baccarat and 16% to 24% for non-Baccarat. Our slot machines have produced a trailing 12-month hold percentage of 8.5%. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Similar to Macao and Singapore, slot machine play was generally conducted on a cash basis.
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
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Summary Financial Results
Our financial results were adversely impacted as a result of decreased visitation at our properties due to the COVID-19 Pandemic, as tighter border restrictions were introduced as a result of increased positive COVID-19 cases in the surrounding regions. See “COVID-19 Pandemic” for further information. Net revenues for the three months ended March 31, 2022, were $943 million, compared to $1.20 billion for the three months ended March 31, 2021. Operating loss was $302 million for the three months ended March 31, 2022, compared to $96 million for the three months ended March 31, 2021. Net loss from continuing operations was $478 million for the three months ended March 31, 2022, compared to $280 million for the three months ended March 31, 2021.

Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended March 31,
	2022	2021	Percent Change

	(Dollars in millions)
Casino	$627	$865	(27.5)%
Rooms	95	96	(1.0)%
Food and beverage	53	56	(5.4)%
Mall	149	156	(4.5)%
Convention, retail and other	19	23	(17.4)%
Total net revenues	$943	$1,196	(21.2)%
Consolidated net revenues were $943 million for the three months ended March 31, 2022, a decrease of $253 million compared to $1.20 billion for the three months ended March 31, 2021. The decrease is due to a $227 million decrease at our Macao operations, and a $26 million decrease at Marina Bay Sands. The decrease at our Macao operations was due to decreased visitation compared to the three months ended March 31, 2021, as tighter border restrictions were introduced in late January and increased over the course of the first quarter as a result of increased positive COVID-19 cases in the region. The $26 million decrease at Marina Bay Sands was primarily due to lower local visitation.
Net casino revenues decreased $238 million compared to the three months ended March 31, 2021. The change was driven by a $203 million decrease at our Macao operations due to lower visitation across our properties resulting in decreased table games and slot volumes. Casino revenues at Marina Bay Sands decreased $35 million due to a decrease in Rolling Chip win percentage and slot handle, driven by a decrease in local patron play. The following table summarizes the results of our casino activity:

	Three Months Ended March 31,
	2022	2021	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$157	$266	(41.0)%
Non-Rolling Chip drop	$636	$908	(30.0)%
Non-Rolling Chip win percentage	24.9%	27.4%	(2.5)	pts
Rolling Chip volume	$720	$1,231	(41.5)%
Rolling Chip win percentage	3.25%	4.43%	(1.18)	pts
Slot handle	$423	$462	(8.4)%
Slot hold percentage	3.0%	4.0%	(1.0)	pts
The Londoner Macao
Total net casino revenues	$79	$91	(13.2)%
Non-Rolling Chip drop	$354	$408	(13.2)%
Non-Rolling Chip win percentage	22.2%	21.7%	0.5	pts
Rolling Chip volume	$369	$523	(29.4)%
Rolling Chip win percentage	4.72%	3.71%	1.01	pts
Slot handle	$232	$197	17.8%
Slot hold percentage	3.1%	3.9%	(0.8)	pts

	Three Months Ended March 31,
	2022	2021	Change

	(Dollars in millions)
The Parisian Macao
Total net casino revenues	$51	$59	(13.6)%
Non-Rolling Chip drop	$180	$300	(40.0)%
Non-Rolling Chip win percentage	25.5%	23.0%	2.5	pts
Rolling Chip volume	$160	$114	40.4%
Rolling Chip win percentage	7.95%	(3.01)%	10.96	pts
Slot handle	$123	$223	(44.8)%
Slot hold percentage	3.3%	3.4%	(0.1)	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$55	$115	(52.2)%
Non-Rolling Chip drop	$215	$256	(16.0)%
Non-Rolling Chip win percentage	25.9%	24.1%	1.8	pts
Rolling Chip volume	$574	$1,436	(60.0)%
Rolling Chip win percentage	3.29%	5.93%	(2.64)	pts
Slot handle	$9	$4	125.0%
Slot hold percentage	8.7%	10.8%	(2.1)	pts
Sands Macao
Total net casino revenues	$17	$31	(45.2)%
Non-Rolling Chip drop	$77	$122	(36.9)%
Non-Rolling Chip win percentage	19.4%	15.1%	4.3	pts
Rolling Chip volume	$80	$484	(83.5)%
Rolling Chip win percentage	2.83%	4.34%	(1.51)	pts
Slot handle	$124	$158	(21.5)%
Slot hold percentage	3.3%	3.4%	(0.1)	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$268	$303	(11.6)%
Non-Rolling Chip drop	$795	$674	18.0%
Non-Rolling Chip win percentage	17.7%	19.1%	(1.4)	pts
Rolling Chip volume	$1,899	$1,512	25.6%
Rolling Chip win percentage	3.30%	5.59%	(2.29)	pts
Slot handle	$3,282	$3,745	(12.4)%
Slot hold percentage	4.1%	4.2%	(0.1)	pts
U.S. Operations:
Las Vegas Operating Properties(1)
Total net casino revenues	$61	$53	15.1%
Table games drop	$257	$335	(23.3)%
Table games win percentage	13.6%	9.3%	4.3	pts
Slot handle	$599	$625	(4.2)%
Slot hold percentage	8.2%	8.1%	0.1	pts
__________________________
(1)    The Las Vegas Operating Properties are classified as a discontinued operation. We completed the sale on February 23, 2022. Financial results are for the period through February 22, 2022.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues decreased $1 million compared to the three months ended March 31, 2021. The decrease was primarily due to decreased occupancy rates and decreased RevPAR driven by lower visitation at our Macao operations compared to the three months ended March 31, 2021. The following table summarizes the results of our room activity:

	Three Months Ended March 31,
	2022	2021	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$16	$19	(15.8)%
Occupancy rate	42.7%	47.2%	(4.5)	pts
Average daily room rate (ADR)	$153	$157	(2.5)%
Revenue per available room (RevPAR)	$65	$74	(12.2)%
The Londoner Macao
Total room revenues	$19	$19	—%
Occupancy rate	28.0%	35.5%	(7.5)	pts
Average daily room rate (ADR)	$154	$173	(11.0)%
Revenue per available room (RevPAR)	$43	$61	(29.5)%
The Parisian Macao
Total room revenues	$11	$12	(8.3)%
Occupancy rate	41.3%	46.7%	(5.4)	pts
Average daily room rate (ADR)	$119	$118	0.8%
Revenue per available room (RevPAR)	$49	$55	(10.9)%
The Plaza Macao and Four Seasons Macao
Total room revenues	$9	$11	(18.2)%
Occupancy rate	35.8%	43.7%	(7.9)	pts
Average daily room rate (ADR)	$440	$432	1.9%
Revenue per available room (RevPAR)	$157	$189	(16.9)%
Sands Macao
Total room revenues	$2	$3	(33.3)%
Occupancy rate	57.1%	71.5%	(14.4)	pts
Average daily room rate (ADR)	$137	$138	(0.7)%
Revenue per available room (RevPAR)	$78	$99	(21.2)%
Singapore Operations:
Marina Bay Sands(1)
Total room revenues	$38	$32	18.8%
Occupancy rate	83.8%	63.0%	20.8	pts
Average daily room rate (ADR)	$257	$228	12.7%
Revenue per available room (RevPAR)	$215	$143	50.3%
U.S. Operations:
Las Vegas Operating Properties(2)
Total room revenues	$78	$45	73.3%
Occupancy rate	84.6%	42.6%	42.0	pts
Average daily room rate (ADR)	$247	$185	33.5%
Revenue per available room (RevPAR)	$209	$79	164.6%
__________________________
(1)    During the three months ended March 31, 2022, approximately 500 rooms were under construction for renovation purposes.
(2)    The Las Vegas Operating Properties are classified as a discontinued operation. We completed the sale on February 23, 2022. Financial results are for the period through February 22, 2022.

Food and beverage revenues decreased $3 million compared to the three months ended March 31, 2021. The decrease was due to decreased business volume at food and beverage outlets as compared to the three months ended March 31, 2021.
Mall revenues decreased $7 million compared to the three months ended March 31, 2021. The decrease was primarily due to decreases of $7 million and $3 million in minimum rents and turnover rent, respectively, partially offset by a $2 million decrease in rent concessions granted to our mall tenants in Macao and Singapore compared to the three months ended March 31, 2021.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended March 31,
	2022	2021	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$44	$46	(4.3)%
Mall gross leasable area (in square feet)	814,720	812,936	0.2%
Occupancy	77.6%	79.9%	(2.3)	pts
Base rent per square foot	$298	$301	(1.0)%
Tenant sales per square foot(1)	$1,328	$940	41.3%
Shoppes at Londoner(2)
Total mall revenues	$14	$14	—%
Mall gross leasable area (in square feet)	555,806	515,958	7.7%
Occupancy	56.7%	81.0%	(24.3)	pts
Base rent per square foot	$141	$102	38.2%
Tenant sales per square foot(1)	$1,528	$576	165.3%
Shoppes at Parisian
Total mall revenues	$8	$10	(20.0)%
Mall gross leasable area (in square feet)	296,322	296,145	0.1%
Occupancy	73.3%	79.8%	(6.5)	pts
Base rent per square foot	$135	$151	(10.6)%
Tenant sales per square foot(1)	$586	$422	38.9%
Shoppes at Four Seasons
Total mall revenues	$34	$39	(12.8)%
Mall gross leasable area (in square feet)	244,208	244,104	—%
Occupancy	94.3%	94.0%	0.3	pts
Base rent per square foot	$549	$543	1.1%
Tenant sales per square foot(1)	$6,159	$3,665	68.0%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$49	$47	4.3%
Mall gross leasable area (in square feet)	622,242	620,297	0.3%
Occupancy	98.9%	98.9%	—	pts
Base rent per square foot	$282	$264	6.8%
Tenant sales per square foot(1)	$1,748	$1,048	66.8%
__________________________
Note:    This table excludes the results of our mall operations at Sands Macao. As a result of the COVID-19 Pandemic, tenants were provided rent concessions during the three months ended March 31, 2022 and 2021. Base rent per square foot presented above excludes the impact of these rent concessions.

(1)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
(2)    The Shoppes at Londoner will feature more than 600,000 square feet of gross leasable area upon completion of all phases of the renovation and expansion to The Londoner Macao.
Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended March 31,
	2022	2021	Percent Change

	(Dollars in millions)
Casino	$468	$578	(19.0)%
Rooms	43	42	2.4%
Food and beverage	65	71	(8.5)%
Mall	18	15	20.0%
Convention, retail and other	22	22	—%
Provision for credit losses	4	4	—%
General and administrative	218	225	(3.1)%
Corporate	59	49	20.4%
Pre-opening	4	5	(20.0)%
Development	60	9	566.7%
Depreciation and amortization	264	255	3.5%
Amortization of leasehold interests in land	14	14	—%
Loss on disposal or impairment of assets	6	3	100.0%
Total operating expenses	$1,245	$1,292	(3.6)%
Operating expenses were $1.25 billion for the three months ended March 31, 2022, a decrease of $47 million compared to $1.29 billion for the three months ended March 31, 2021, primarily driven by a $110 million decrease in casino expenses, due to a decrease in gaming taxes as a result of decreased gaming revenues, partially offset by a $51 million increase in development and $10 million increase in corporate expenses.
Casino expenses decreased $110 million compared to the three months ended March 31, 2021. The decrease was primarily attributable to a $97 million decrease in gaming taxes due to decreased revenues, as previously described.
Food and beverage expenses decreased $6 million compared to the three months ended March 31, 2021. The decrease was due to decreases of $4 million and $2 million at Marina Bay Sands and at our Macao properties, respectively.
General and administrative expenses decreased $7 million compared to the three months ended March 31, 2021, due primarily to decreases of $5 million and $2 million at our Macao properties and Marina Bay Sands, respectively. The decreases were primarily driven by decreased marketing and property operations costs.
Corporate expenses increased $10 million compared to the three months ended March 31, 2021, primarily due to increases of $6 million in payroll and related costs, $3 million in information technology costs related to new systems implementation and $1 million in travel and related costs.
Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred.
Development expenses increased $51 million compared to the three months ended March 31, 2021, and include the costs associated with our evaluation and pursuit of new business opportunities, primarily in Florida and Texas, as well as digital gaming related efforts. Development costs are expensed as incurred.
Loss on disposal or impairment of assets increased $3 million compared to the three months ended March 31, 2021. The losses incurred for the three months ended March 31, 2022 were primarily due to asset disposals related to aircraft parts of $4 million and asset disposal and demolition costs, primarily at The Londoner Macao, Venetian

Macao and Sands Macao. The losses incurred for the three months ended March 31, 2021, were primarily due to asset disposal and demolition costs at The Londoner Macao.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 11 — Segment Information” for a reconciliation of consolidated adjusted property EBITDA to net loss from continuing operations):

	Three Months Ended March 31,
	2022	2021	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$19	$82	(76.8)%
The Londoner Macao	(33)	(23)	43.5%
The Parisian Macao	(11)	(8)	37.5%
The Plaza Macao and Four Seasons Macao	32	70	(54.3)%
Sands Macao	(17)	(18)	(5.6)%
Ferry Operations and Other	(1)	(3)	(66.7)%
	(11)	100	(111.0)%
Marina Bay Sands	121	144	(16.0)%
Consolidated adjusted property EBITDA(1)	$110	$244	(54.9)%

Las Vegas Operating Properties(2)	$63	$(47)	(234.0)%
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
(2)The Las Vegas Operating Properties are classified as a discontinued operation. We completed the sale on February 23, 2022. Financial results are for the period through February 22, 2022.
Adjusted property EBITDA at our Macao operations decreased $111 million compared with the three months ended March 31, 2021, primarily due to decreases in casino, room, food and beverage and mall revenues driven by decreased visitation at our properties.
Adjusted property EBITDA at Marina Bay Sands decreased $23 million compared to the three months ended March 31, 2021, primarily due to a decrease in casino revenue due to lower local patron play.

Discontinued Operations
Adjusted property EBITDA at our Las Vegas Operating Properties increased $110 million compared to the three months ended March 31, 2021, primarily due to increased room and food and beverage revenue driven by increased visitation to the property as the Las Vegas Operating Properties operated under pre-pandemic guidelines as compared to the three months ended March 31, 2021, when property operations were subject to capacity limits.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended March 31,
	2022	2021

	(Dollars in millions)
Interest cost	$157	$158
Less — capitalized interest	(1)	(4)
Interest expense, net	$156	$154
Weighted average total debt balance	$14,953	$14,340
Weighted average interest rate	4.2%	4.4%
Interest cost decreased $1 million compared to the three months ended March 31, 2021, primarily resulting from a decrease in our weighted average interest rate from 4.4% to 4.2% during the three months ended March 31, 2022. The decrease in interest cost was primarily due to the issuance of the 2.30%, 2.85% and 3.25% SCL Senior Notes in September 2021, which carry a lower interest rate than the 4.60% SCL Senior Notes extinguished in September 2021. This was partially offset by an increase in our weighted average total debt balance primarily due to draws on the SCL Revolving Facility during the year ended December 31, 2021.
Other Factors Affecting Earnings
Other expense was $22 million for the three months ended March 31, 2022, compared to $17 million for the three months ended March 31, 2021. The change is primarily attributable to $5 million of foreign currency transaction losses driven by the U.S. dollar-denominated debt held by SCL.
Our income tax expense was $2 million on a loss before income taxes of $476 million for the three months ended March 31, 2022, resulting in a 0.4% effective income tax rate. This compares to a 5.3% effective income tax rate for the three months ended March 31, 2021. The income tax benefit for the three months ended March 31, 2022, reflects a 17% statutory tax rate on our Singapore operations and a 21% corporate income tax on our domestic operations. Our operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, our subsidiaries in Macao and their peers receive an income tax exemption on gaming operations through June 26, 2022.
The net loss attributable to our noncontrolling interests was $101 million for the three months ended March 31, 2022, compared to $64 million for the three months ended March 31, 2021. These amounts are related to the noncontrolling interest of SCL.
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

The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three months ended March 31, 2022 and 2021:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended March 31, 2022
Mall revenues:
Minimum rents(1)	$44	$30	$7	$6	$37
Overage rents	1	1	4	1	7
Rent concessions(2)	(8)	—	(1)	(1)	(2)
Total overage rents, rent concessions and other	(7)	1	3	—	5
CAM, levies and direct recoveries	7	3	4	2	7
Total mall revenues	44	34	14	8	49
Mall operating expenses:
Common area maintenance	3	1	1	1	4
Marketing and other direct operating expenses	2	2	1	1	1
Mall operating expenses	5	3	2	2	5
Property taxes(4)	—	—	—	—	1
Mall-related expenses(5)	$5	$3	$2	$2	$6
For the three months ended March 31, 2021
Mall revenues:
Minimum rents(1)	$46	$31	$8	$9	$37
Overage rents	2	6	4	1	4
Rent concessions(2)	(9)	—	(2)	(2)	(6)
Other(3)	—	—	—	—	6
Total overage rents and rent concessions	(7)	6	2	(1)	4
CAM, levies and direct recoveries	7	2	4	2	6
Total mall revenues	46	39	14	10	47
Mall operating expenses:
Common area maintenance	3	1	1	1	4
Marketing and other direct operating expenses	1	1	1	—	2
Mall operating expenses	4	2	2	1	6
Property taxes(4)	1	—	—	—	2
Recovery of credit losses	(1)	—	—	—	—
Mall-related expenses(5)	$4	$2	$2	$1	$8
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
(4)Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. If the property also qualifies for Tourism Utility Status, the property tax exemption can be extended to twelve years with effect from opening of the property. To date, The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao have obtained an extended exemption. The exemption for The Venetian Macao and The Plaza Macao and Four Seasons Macao expired in August 2019 and August 2020, respectively, and the exemption for The Londoner Macao and The Parisian Macao will be expiring in December 2027 and September 2028, respectively.

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
Macao
The Londoner Macao is the result of our renovation, expansion and rebranding of Sands Cotai Central, which included the addition of extensive thematic elements both externally and internally. The Londoner Macao presents a range of new attractions and features, including some of London’s most recognizable landmarks, such as the Houses of Parliament and the Elizabeth Tower (commonly known as "Big Ben"), and interactive guest experiences. The Integrated Resort features The Londoner Macao Hotel with 594 London-themed suites, including 14 exclusive Suites by David Beckham, and Londoner Court with approximately 370 luxury suites. We anticipate the Londoner Arena, expansion of the Shoppes at Londoner and other amenities to be completed before the end of 2022.
We anticipate the total costs associated with The Londoner Macao development project described above and the completed The Grand Suites at Four Seasons to be approximately $2.20 billion, of which $2.06 billion was spent as of March 31, 2022. We expect to fund our developments through a combination of cash on hand, borrowings from the 2018 SCL Credit Facility and surplus from operating cash flows.
Singapore
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the Singapore Tourism Board (the “STB”) entered into a development agreement (the “Second Development Agreement”) pursuant to which MBS has agreed to construct a development, which will include a hotel tower with approximately 1,000 rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats (the “MBS Expansion Project”). The Second Development Agreement provides for a total project cost of approximately SGD 4.50 billion (approximately $3.33 billion at exchange rates in effect on March 31, 2022), which investment must be completed within eight years from the effective date of the agreement. On March 30, 2022, MBS and the STB entered into a letter agreement (the “Letter Agreement”) that amends the Second Development Agreement. The Letter Agreement extended the deadline for MBS to commence construction, as defined in the Second Development Agreement, by one year to April 8, 2023. The amount of the total project cost will be finalized as we complete design and development and begin construction. We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Second Development Agreement. On September 7, 2021, we amended the 2012 Singapore Credit Facility, which, among other things, extended the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project to March 31, 2022. We are in the process of reviewing the budget and timing of the MBS expansion based on the impact of the COVID-19 Pandemic and other factors. As a result, the construction cost estimate and construction schedule were not delivered to the lenders by the extended deadline, and we will not be permitted to make further draws on the Singapore Delayed Draw Term Facility until these items are delivered. We do not anticipate material spend related to the MBS Expansion Project prior to the delivery of these items to lenders.

We also began the approximately $1.0 billion renovation of Marina Bay Sands, which is expected to introduce world-class suites and substantially upgrade the overall guest experience for premium customers. This project is in addition to our previously announced plans for the MBS Expansion Project.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	2022	2021

	(In millions)
Net cash used in operating activities from continuing operations	$(500)	$(188)
Cash flows from investing activities from continuing operations:
Capital expenditures	(137)	(291)
Proceeds from disposal of property and equipment	3	3
Acquisition of intangible assets and other	(12)	—
Net cash used in investing activities from continuing operations	(146)	(288)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	—	19
Proceeds from long-term debt	201	505
Repayments on long-term debt	(17)	(18)
Payments of financing costs	(9)	(8)
Transactions with discontinued operations	4,998	(18)
Net cash generated from financing activities from continuing operations	5,173	480

Net cash used in discontinued operations	—	(4)

Effect of exchange rate on cash, cash equivalents and restricted cash	(6)	(12)
Increase (decrease) in cash, cash equivalents and restricted cash	4,521	(12)
Cash, cash equivalents and restricted cash at beginning of period	1,925	2,137
Cash, cash equivalents and restricted cash at end of period	6,446	2,125
Less: cash, cash equivalents and restricted cash at end of period for discontinued operations	—	(35)
Cash, cash equivalents and restricted cash at end of period from continuing operations	$6,446	$2,090
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash used in operating activities for the three months ended March 31, 2022, was $500 million compared to $188 million for the three months ended March 31, 2021, primarily resulting from an increase in operating loss as our properties in Macao were affected by travel restrictions related to the COVID-19 Pandemic. Additionally, our net working capital requirements increased during the three months ended March 31, 2022.

Cash Flows — Investing Activities
Capital expenditures for the three months ended March 31, 2022, totaled $137 million. Included in this amount was $84 million for construction and development activities in Macao, which consisted of $67 million for The Londoner Macao, $14 million for The Venetian Macao, $2 million for The Plaza Macao and Four Seasons Macao and $1 million for Sands Macao. Additionally, this amount included $50 million at Marina Bay Sands in Singapore and $3 million for corporate and other.
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
Cash Flows — Financing Activities
Net cash flows generated from financing activities were $5.17 billion for the three months ended March 31, 2022, which was primarily attributable to the net proceeds received from the sale of the Las Vegas Operating Properties of $4.98 billion. Additionally, $201 million was received from the drawdown of our SCL revolving facility. These items were partially offset by $17 million in repayments on long-term debt and $9 million in deferred offering costs relating to obtaining LVSC Revolving Facility lender consents to consummate the Las Vegas Sale.
Net cash flows generated from financing activities were $480 million for the three months ended March 31, 2021, which was primarily attributable to the proceeds of $505 million received from the drawdown of our SCL revolving facility.
Cash Flows — Discontinued Operations
Cash flows for discontinued operations for the three months ended March 31, 2022, were primarily attributable to $4.98 billion in net proceeds received from the sale of the Las Vegas Operating Properties, which were transferred to continuing operations.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments and operating cash flows.
On February 23, 2022, we closed the sale of our Las Vegas Operations. At closing, we received approximately $5.05 billion in cash proceeds, before transaction costs and income taxes. The estimated net proceeds of approximately $4.36 billion, after preliminary working capital adjustments, transaction costs and the payment of income taxes throughout 2022, will be used for incremental liquidity and general corporate purposes, which may include capital expenditures and development activities. In connection with the closing of the sale we may be required to make certain payments (“Support Payments”) to OpCo. The Support Payments are payable on a monthly basis following the closing through the year ending December 31, 2023, based upon the performance of the Las Vegas Operations relative to certain agreed upon target metrics and subject to quarterly and annual adjustments. Our payment obligations are subject to an annual cap equal to $213 million for the annual period beginning on the date of closing and ending December 31, 2022 and $250 million for the annual period beginning January 1, 2023 and ending December 31, 2023. No Support Payments were made for the period post-close through March 31, 2022 and we do not anticipate making these payments.
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
We held unrestricted cash and cash equivalents of approximately $6.43 billion and restricted cash and cash equivalents of approximately $16 million as of March 31, 2022, which approximately $895 million of the unrestricted amount is held by non-U.S. subsidiaries. Of the $895 million, approximately $587 million is available to be repatriated to the U.S. and we do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL.
We believe the cash on hand and cash flow generated from operations, as well as the $3.48 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit, and SGD 3.69 billion (approximately $2.73 billion at exchange rates in effect on March 31, 2022) under our Singapore Delayed Draw Term Facility as of March 31, 2022 (only available for draws after the construction cost estimate and construction schedule for the MBS Expansion Project have been delivered to the lenders), will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities and debt obligations. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure. During the three months ended March 31, 2022, SCL drew down $19 million and HKD 1.42 billion (approximately $182 million at exchange rates in effect on March 31, 2022) under this facility for general corporate purposes.
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
Aggregate Indebtedness and Other Contractual Obligations
As of March 31, 2022, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021, with the exception of the $201 million draw on the 2018 SCL Revolving Credit Facility and the 0.25% per annum increase in fixed interest on the SCL Senior Notes due to a downgraded credit rating from Standard & Poor’s; the increase being effective on the first payment date after the date of the downgrade. This will result in an increase of $9 million in interest expense for the year ended December 31, 2022 and $18 million for each year thereafter through 2024, at which time this will decrease as the SCL Senior Notes are repaid based on each of their set maturity dates.

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
•our ability to maintain our gaming license and subconcession in Macao and Singapore, including the extension of our subconcession in Macao that expires on June 26, 2022 and the grant of any new concession in Macao;
•our ability to invest in future growth opportunities;
•the ability to execute our previously announced capital expenditure programs in both Macao and Singapore, and produce future returns;
•legal proceedings, judgments or settlements that may be instituted in connection with the Las Vegas Sale;
•general economic and business conditions internationally, which may impact levels of disposable income, consumer spending, group meeting business, pricing of hotel rooms and retail and mall tenant sales;
•disruptions or reductions in travel and our operations due to natural or man-made disasters, pandemics, epidemics or outbreaks of infectious or contagious diseases, political instability, civil unrest, terrorist activity or war;
•the uncertainty of consumer behavior related to discretionary spending and vacationing at our Integrated Resorts in Macao and Singapore;
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
•our dependence upon properties primarily in Macao and Singapore for all of our cash flow and the ability of our subsidiaries to make distribution payments to us;
•the passage of new legislation and receipt of governmental approvals for our operations in Macao and Singapore and other jurisdictions where we are planning to operate;
•our insurance coverage may not be adequate to cover all possible losses that our properties could suffer and our insurance costs may increase in the future;
•our ability to collect gaming receivables from our credit players;
•the collectability of our outstanding loans receivable;
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
•increased competition in Macao, including recent and upcoming increases in hotel rooms, meeting and convention space, retail space, potential additional gaming licenses and online gaming;
•the popularity of Macao and Singapore as convention and trade show destinations;
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
As of March 31, 2022, the estimated fair value of our long-term debt was approximately $14.35 billion, compared to its contractual value of $15.08 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $452 million. A hypothetical 100 basis point change in London Inter-Bank Offered Rate (“LIBOR”), Hong Kong Inter-Bank Offered Rate (“HIBOR”) and Singapore Overnight Rate Average (“SORA”) would cause our annual interest cost on our long-term debt to change by approximately $39 million.
Foreign currency transaction losses were $20 million for the three months ended March 31, 2022, primarily due to U.S. dollar denominated debt issued by SCL and Singapore denominated intercompany debt reported in U.S. dollars. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of March 31, 2022, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $22 million, and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $53 million (net of the impact from the foreign currency swap agreements). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2022, and have concluded they are effective at the reasonable assurance level.
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

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
In addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the following risk factor was identified:
Our loans receivable are subject to certain risks, which could materially adversely affect our financial position, results of operations and cash flows.
In connection with closing of the Las Vegas sale, the Company entered into a seller financing loan agreement, which provides for a six-year senior secured term loan in an aggregate principal amount of $1.20 billion. If this loan were to become impaired and could not be collected, our financial position, results of operations and cash flows could be materially adversely affected for the amount of uncollected, or deemed uncollectible, principal and interest.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1
Fourth Amendment and Restatement Agreement, dated as of February 9, 2022, among Marina Bay Sands Pte. Ltd., as borrower, and DBS Bank Ltd., as agent and security trustee (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on February 14, 2022).

10.2*	Post-Closing Contingent Lease Support Agreement, dated as of February 23, 2022, by and among Las Vegas Sands Corp. and Pioneer OpCo, LLC.
10.3*	Term Loan Credit and Security Agreement, dated as of February 23, 2022, by and among Pioneer HoldCo, LLC, Pioneer OpCo, LLC as Borrower, the Guarantors party thereto, and Las Vegas Sands Corp.
10.4*	Letter Agreement, dated as of March 29, 2022, by and between Marina Bay Sands Pte. Ltd., and Singapore Tourism Board.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

April 29, 2022	By:	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

April 29, 2022	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)