Form 10-Q
period 2022-06-30
LAS VEGAS SANDS CORP
filed 2022-07-22
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2022
Common Stock ($0.001 par value)	764,156,081 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,452	$1,854
Restricted cash and cash equivalents	16	16
Accounts receivable, net of provision for credit losses of $211 and $232	158	202
Inventories	24	22
Prepaid expenses and other	120	113
Current assets of discontinued operations held for sale	—	3,303
Total current assets	6,770	5,510
Loan receivable	1,200	—
Property and equipment, net	11,498	11,850
Deferred income taxes, net	189	297
Leasehold interests in land, net	2,090	2,166
Intangible assets, net	67	19
Other assets, net	245	217
Total assets	$22,059	$20,059
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$76	$77
Construction payables	201	227
Other accrued liabilities	1,234	1,334
Income taxes payable	439	32
Current maturities of long-term debt	73	74
Current liabilities of discontinued operations held for sale	—	821
Total current liabilities	2,023	2,565
Other long-term liabilities	358	352
Deferred income taxes	157	173
Long-term debt	15,306	14,721
Total liabilities	17,844	17,811
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 shares issued, 764 shares outstanding	1	1
Treasury stock, at cost, 69 shares	(4,481)	(4,481)
Capital in excess of par value	6,665	6,646
Accumulated other comprehensive loss	(86)	(22)
Retained earnings (deficit)	2,092	(148)
Total Las Vegas Sands Corp. stockholders’ equity	4,191	1,996
Noncontrolling interests	24	252
Total equity	4,215	2,248
Total liabilities and equity	$22,059	$20,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$709	$843	$1,336	$1,708
Rooms	97	115	192	211
Food and beverage	63	50	116	106
Mall	148	148	297	304
Convention, retail and other	28	17	47	40
Net revenues	1,045	1,173	1,988	2,369
Operating expenses:
Casino	445	574	913	1,152
Rooms	41	42	84	84
Food and beverage	73	60	138	131
Mall	19	16	37	31
Convention, retail and other	24	19	46	41
Provision for credit losses	2	2	6	6
General and administrative	238	219	456	444
Corporate	55	56	114	105
Pre-opening	3	4	7	9
Development	22	37	82	46
Depreciation and amortization	256	258	520	513
Amortization of leasehold interests in land	14	14	28	28
Loss on disposal or impairment of assets	—	11	6	14
	1,192	1,312	2,437	2,604
Operating loss	(147)	(139)	(449)	(235)
Other income (expense):
Interest income	14	1	18	2
Interest expense, net of amounts capitalized	(162)	(158)	(318)	(312)
Other income (expense)	(9)	10	(31)	(7)
Loss from continuing operations before income taxes	(304)	(286)	(780)	(552)
Income tax (expense) benefit	(110)	6	(112)	(8)
Net loss from continuing operations	(414)	(280)	(892)	(560)
Discontinued operations:
Income (loss) from operations of discontinued operations, net of tax	—	38	46	(24)
Gain on disposal of discontinued operations, net of tax	—	—	2,861	—
Adjustment to gain on disposal of discontinued operations, net of tax	(3)	—	(3)	—
Income (loss) from discontinued operations, net of tax	(3)	38	2,904	(24)
Net income (loss)	(417)	(242)	2,012	(584)
Net loss attributable to noncontrolling interests from continuing operations	127	50	228	114
Net income (loss) attributable to Las Vegas Sands Corp.	$(290)	$(192)	$2,240	$(470)
Earnings (loss) per share - basic and diluted:
Loss from continuing operations	$(0.38)	$(0.30)	$(0.87)	$(0.59)
Income (loss) from discontinued operations, net of income taxes	—	0.05	3.80	(0.03)
Net income (loss) attributable to Las Vegas Sands Corp.	$(0.38)	$(0.25)	$2.93	$(0.62)
Weighted average shares outstanding:
Basic and diluted	764	764	764	764
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions) (Unaudited)
Net income (loss)	$(417)	$(242)	$2,012	$(584)
Currency translation adjustment	(61)	6	(65)	(36)
Cash flow hedge fair value adjustment	6	—	—	—
Total comprehensive income (loss)	(472)	(236)	1,947	(620)
Comprehensive loss attributable to noncontrolling interests	125	49	229	115
Comprehensive income (loss) attributable to Las Vegas Sands Corp.	$(347)	$(187)	$2,176	$(505)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at March 31, 2021	$1	$(4,481)	$6,629	$(11)	$535	$504	$3,177
Net loss	—	—	—	—	(192)	(50)	(242)
Currency translation adjustment	—	—	—	5	—	1	6
Stock-based compensation	—	—	5	—	—	—	5
Balance at June 30, 2021	$1	$(4,481)	$6,634	$(6)	$343	$455	$2,946

Balance at January 1, 2021	$1	$(4,481)	$6,611	$29	$813	$565	$3,538
Net loss	—	—	—	—	(470)	(114)	(584)
Currency translation adjustment	—	—	—	(35)	—	(1)	(36)
Exercise of stock options	—	—	15	—	—	4	19
Stock-based compensation	—	—	8	—	—	1	9
Balance at June 30, 2021	$1	$(4,481)	$6,634	$(6)	$343	$455	$2,946

Balance at March 31, 2022	$1	$(4,481)	$6,656	$(29)	$2,382	$148	$4,677
Net loss	—	—	—	—	(290)	(127)	(417)
Currency translation adjustment	—	—	—	(61)	—	—	(61)
Cash flow hedge fair value adjustment	—	—	—	4	—	2	6
Stock-based compensation	—	—	10	—	—	1	11
Tax withholding on vesting of equity awards	—	—	(1)	—	—	—	(1)
Balance at June 30, 2022	$1	$(4,481)	$6,665	$(86)	$2,092	$24	$4,215

Balance at January 1, 2022	$1	$(4,481)	$6,646	$(22)	$(148)	$252	$2,248
Net income (loss)	—	—	—	—	2,240	(228)	2,012
Currency translation adjustment	—	—	—	(64)	—	(1)	(65)
Stock-based compensation	—	—	20	—	—	1	21
Tax withholding on vesting of equity awards	—	—	(1)	—	—	—	(1)
Balance at June 30, 2022	$1	$(4,481)	$6,665	$(86)	$2,092	$24	$4,215
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021

	(In millions) (Unaudited)
Cash flows from operating activities from continuing operations:
Net loss from continuing operations	$(892)	$(560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	520	513
Amortization of leasehold interests in land	28	28
Amortization of deferred financing costs and original issue discount	28	25
Change in fair value of derivative asset/liability	(1)	—
Loss on disposal or impairment of assets	5	6
Stock-based compensation expense	20	9
Provision for credit losses	6	6
Foreign exchange loss	31	6
Deferred income taxes	(47)	(27)
Changes in operating assets and liabilities:
Accounts receivable	35	84
Other assets	6	4
Accounts payable	(1)	(20)
Other liabilities	(428)	(179)
Net cash used in operating activities from continuing operations	(690)	(105)
Cash flows from investing activities from continuing operations:
Capital expenditures	(335)	(448)
Proceeds from disposal of property and equipment	6	6
Acquisition of intangible assets and other	(103)	—
Net cash used in investing activities from continuing operations	(432)	(442)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	—	19
Tax withholding on vesting of equity awards	(1)	—
Proceeds from long-term debt (Note 4)	700	505
Repayments of long-term debt (Note 4)	(35)	(34)
Payments of financing costs	(9)	(8)
Transactions with discontinued operations	5,032	50
Net cash generated from financing activities from continuing operations	5,687	532
Cash flows from discontinued operations:
Net cash generated from operating activities	149	78
Net cash generated from (used in) investing activities	4,883	(28)
Net cash provided (to) by continuing operations and (used in) financing activities	(5,032)	(51)
Net cash used in discontinued operations	—	(1)
Effect of exchange rate on cash, cash equivalents and restricted cash	(22)	(10)
Increase (decrease) in cash, cash equivalents and restricted cash	4,543	(26)
Cash, cash equivalents and restricted cash at beginning of period	1,925	2,137
Cash, cash equivalents and restricted cash at end of period	6,468	2,111
Less: cash, cash equivalents and restricted cash at end of period for discontinued operations	—	(38)
Cash, cash equivalents and restricted cash at end of period for continuing operations	$6,468	$2,073
Supplemental disclosure of cash flow information
Cash payments for interest, net of amounts capitalized	$278	$290
Cash payments for taxes, net of refunds	$344	$81
Change in construction payables	$(26)	$(135)
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
Following an outbreak in Macao in mid-June, the Macao government announced a series of preventative measures. These included closure of a range of government, public and social facilities, with restaurants only permitted to offer take away services. Residential and commercial buildings with confirmed COVID-19 cases have been required to implement various levels of access control. In addition to the health safeguards already in place, the government has implemented a series of mass nucleic acid and rapid antigen tests for the general population. Management is currently unable to determine when these measures will be eased or cease to be necessary.
The Company’s Macao gaming operations remained open during the six months ended June 30, 2022. Guest visitation to the properties, however, was adversely affected during the six months ended June 30, 2022 due to the various outbreaks that occurred in Shanghai, Hong Kong, Guangdong and Macao, which resulted in tighter travel restrictions.
On July 9, 2022, the Macao government issued executive order 115/2022 ordering casinos and all non-essential businesses to close from July 11 to July 18 in an attempt to control a recent outbreak of COVID-19 in Macao. On July 16, 2022, the Macao government announced an extension of this executive order through July 22. On July 20, 2022, the Macao government announced a consolidation period, which would start on July 23, 2022 and end on July 30, 2022 whereby certain business activities will be allowed to resume limited operations, clarifying that casino operations could resume but with a maximum capacity of 50% of casino staff working at any point in time. The timing and manner in which our casinos, restaurants and shopping malls will reopen and/or operate at full capacity are currently unknown.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
As with prior periods, in support of the Macao government’s initiatives to fight the COVID-19 Pandemic, throughout the six months ended June 30, 2022 and in June in particular the Company has provided both towers of the Sheraton Grand Macao hotel and also The Parisian Macao hotel to the Macao government to house individuals for quarantine and medical observation purposes.
The Company’s ferry operations between Macao and Hong Kong remain suspended. The timing and manner in which the Company’s ferry operations will be able to resume are currently unknown.
The Company’s operations in Macao have been significantly impacted by the reduced visitation to Macao. The Macao government announced total visitation from mainland China to Macao decreased approximately 12.2% and 78.1%, during the six months ended June 30, 2022, as compared to the same period in 2021 and 2019 (pre-pandemic), respectively. The Macao government also announced gross gaming revenue decreased approximately 46.4% and 82.4%, during the six months ended June 30, 2022, as compared to the same period in 2021 and 2019, respectively.
Singapore
In Singapore, Vaccinated Travel Lanes (“VTLs”) were introduced for a number of key source markets in November and December of 2021 for vaccinated visitors with a negative COVID-19 test. Due to the emergence of the Omicron variant, however, new ticket sales for the VTLs were suspended on December 23, 2021 through January 20, 2022. The VTL program was terminated on March 31, 2022, and the Vaccinated Travel Framework (“VTF”) was launched on April 1, 2022, to facilitate the resumption of travel for all travelers, including short-term visitors. Under the VTF, all fully vaccinated travelers and non-fully vaccinated children aged 12 and below are permitted to enter Singapore, without entry approvals or taking VTL transport and starting April 26, 2022, these travelers are no longer required to take a COVID-19 test before departing for Singapore. Operations at Marina Bay Sands will continue to be impacted and subject to changes in the government policies of Singapore and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19.
Visitation to Marina Bay Sands continues to be impacted by the effects of the COVID-19 Pandemic; however, visitation has since increased since restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased from approximately 119,000 in 2021 to 1.5 million in 2022 on a year-to-date basis, while visitation decreased 83.9% when compared to the same period in 2019.
Summary
The disruptions arising from the COVID-19 Pandemic continued to have a significant adverse impact on the Company’s financial condition and operations during the six months ended June 30, 2022. The duration and intensity of this global health situation and related disruptions are uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2022 will be material, but cannot be reasonably estimated at this time as it is unknown when the impact of the COVID-19 Pandemic will end, when or how quickly the current travel and operational restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business and the willingness of tourism patrons to spend on travel and entertainment and business patrons to spend on MICE.
While each of the Company’s properties were open with some operating at reduced levels due to lower visitation and required safety measures in place during the six months ended June 30, 2022, the current economic and regulatory environment on a global basis and in each of the Company’s jurisdictions continue to evolve. The Company cannot predict the manner in which governments will react as the global and regional impact of the COVID-19 Pandemic changes over time, which could significantly alter the Company’s current operations.
The Company has a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $6.45 billion and access to $1.50 billion, $1.04 billion and $423 million of available borrowing capacity from the LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Revolving Facility, respectively, as of June 30, 2022. The Company believes it is able to support continuing operations, complete the major construction projects that are underway, proceed with the Macao concession renewal process and respond to the current COVID-19 Pandemic challenges.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company has taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow for non-essential items.
Macao Subconcession
Gaming in Macao is administered by the government through concession agreements awarded to three different concessionaires and three subconcessionaires, of which Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd.) is one. On June 23, 2022, an extension was approved and authorized by the Macao government and executed between VML and Galaxy Casino, S.A., pursuant to which the subconcession has been extended from June 26, 2022 to December 31, 2022. VML paid the Macao government 47 million patacas (approximately $6 million at exchange rates in effect on June 30, 2022) and will provide a bank guarantee by September 23, 2022 of 2.31 billion patacas (approximately $286 million at exchange rates in effect on June 30, 2022) to secure the fulfillment of VML's payment obligations towards its employees should VML be unsuccessful in tendering for a new concession contract after its subconcession expires.
In order to enable VML to fulfill the relevant requirements to become eligible to obtain the subconcession extension as mentioned above, each of VML, Venetian Cotai Limited (“VCL”) and Venetian Orient Limited (“VOL”) entered into a letter of undertaking (“Undertakings”), pursuant to which each of VML, VCL and VOL has undertaken, pursuant to article 40 of the Gaming Law and article 43 of VML’s subconcession agreement, to revert to the Macao government relevant gaming equipment and gaming areas (as identified in the Undertakings) without compensation and free of any liens or charges upon the expiry of the term of the subconcession extension period. The total casino areas and supporting areas subject to reversion is approximately 136,000 square meters, representing approximately 4.7% of the total property area of these entities.
On June 21, 2022, the Macao Legislative Assembly passed a draft bill entitled Amendment to Law No. 16/2001 to amend Macao’s gaming law, which was published in the Macao Official Gazette on June 22, 2022 as Law No. 7/2022, and became effective on June 23, 2022 (the "Gaming Law"). Certain changes to the Gaming Law include a reduction in the term of future gaming concessions to ten (10) years; authorization of up to six (6) gaming concession contracts; an increase in the minimum capital contribution of concessionaires to 5 billion patacas (approximately $619 million at exchange rates in effect on June 30, 2022); an increase in the percentage of the share capital of the concessionaire that must be held by the local managing director to 15%; a requirement that casinos be located in real estate owned by the concessionaire; and a prohibition of revenue sharing arrangements between gaming promoters and concessionaires.
On July 5, 2022, the Macao government published Administrative Regulation No. 28/2022 – Amendment of Administrative Regulation No. 26/2001, which sets forth the regulations governing the upcoming tender for gaming concessions in Macao. The regulation includes details on the process of bidding for the gaming concessions, qualifications of the companies bidding and the criteria for granting them. The Company continues to believe it will be successful in extending the term of its subconcession and/or obtaining a new gaming concession when its current subconcession expires; however, it is possible the Macao government could further change or interpret the associated gaming laws in a manner that could negatively impact the Company.
Under the Company's Sands China Ltd. (“SCL”) senior notes indentures, upon the occurrence of any event resulting from any change in the Gaming Law (as defined in the indentures) or any action by the gaming authority after which none of SCL or any of its subsidiaries own or manage casino or gaming areas or operate casino games of fortune and chance in Macao in substantially the same manner as they were owning or managing casino or gaming areas or operating casino games as at the issue date of the SCL senior notes, for a period of 30 consecutive days or more, and such event has a material adverse effect on the financial condition, business, properties or results of operations of SCL and its subsidiaries, taken as a whole, each holder of the SCL senior notes would have the right to require the Company to repurchase all or any part of such holder's SCL senior notes at par, plus any accrued and unpaid interest (the "Investor Put Option").
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
The subconcession not being further extended or renewed and the potential impact if holders of the notes and the agent have the ability to, and make the election to, accelerate the repayment of the Company's debt would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The Company intends to follow the process for a concession renewal as indicated above.
Marina Bay Sands Gaming License
In April 2022, the Company paid 72 million Singapore dollars ("SGD," approximately $53 million at exchange rates in effect at the time of the transaction) to the Singapore Casino Regulatory Authority as part of the process to renew its gaming license at Marina Bay Sands, which will now expire in April 2025.
Subsequent Event
On July 11, 2022, the Company entered into an intercompany term loan agreement with SCL, a related party, in the amount of $1.0 billion, which is repayable on July 11, 2028. In the first two years from July 11, 2022, SCL will have the option to elect to pay cash interest at 5% per annum or payment-in-kind interest at 6% per annum by adding the amount of such interest to the then-outstanding principal amount of the loan, following which only cash interest at 5% per annum will be payable. This loan is unsecured, subordinated to all third party unsecured indebtedness and other obligations of SCL and its subsidiaries and is eliminated in consolidation.
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
Upon closing, the Company received approximately $5.05 billion in cash proceeds, before transaction costs and working capital adjustments of $77 million, and recognized a gain on disposal of $3.61 billion, before income tax expense of $750 million, during the six months ended June 30, 2022.
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
The Support Payments are payable on a monthly basis following the Closing through the year ending December 31, 2023, based upon the performance of the Las Vegas Operations relative to certain agreed upon target metrics and subject to quarterly and annual adjustments. The target metrics are measured against a benchmark annual EBITDAR (as defined in the Contingent Lease Support Agreement) of the Las Vegas Operations equal to $250 million for the period beginning July 1, 2022 and ending December 31, 2022, and $500 million for the period beginning January 1, 2023 and ending December 31, 2023. The Company’s payment obligations are subject to an annual cap equal to $125 million for the annual period beginning July 1, 2022 and ending December 31, 2022, and $250 million for the annual period beginning January 1, 2023 and ending December 31, 2023. Each monthly Support Payment is subject to a prorated cap based on the annual cap. No Support Payments were made for the period post-Closing through June 30, 2022.
Seller Financing Loan Agreement
At the Closing, the Company, as lender, OpCo, as borrower, the parent company of OpCo (“Holdings”) and certain subsidiaries of OpCo, as guarantors party thereto (collectively, and with Holdings, the “Guarantors” and, together with OpCo in its capacity as borrower, the “Loan Parties”), entered into the Seller Financing Loan Agreement. Refer to “Note 3 — Loan Receivable” for further information.

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table represents summarized income statement information of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022(1)	2021

	(In millions)
Revenues:
Casino	$—	$110	$61	$163
Rooms	—	107	78	152
Food and beverage	—	52	43	76
Convention, retail and other	—	21	46	38
Net revenues	—	290	228	429
Resort operations expenses	—	151	107	262
Provision for credit losses	—	3	3	3
General and administrative	—	85	55	160
Depreciation and amortization	—	—	—	25
Loss on disposal or impairment of assets	—	1	—	3
Operating income (loss)	—	50	63	(24)
Interest expense	—	(4)	(2)	(7)
Other income (expense)	—	2	(3)	1
Income (loss) from operations of discontinued operations	—	48	58	(30)
Gain on disposal of discontinued operations	—	—	3,611	—
Adjustment to gain on disposal of discontinued operations(2)	(3)	—	(3)	—
Income (loss) from discontinued operations, before income tax	(3)	48	3,666	(30)
Income tax (expense) benefit	—	(10)	(762)	6
Net income (loss) from discontinued operations presented in the statement of operations	$(3)	$38	$2,904	$(24)

Adjusted Property EBITDA	$—	$51	$63	$4
__________________________
(1)    Includes the Las Vegas Operations financial results for the period from January 1, 2022 through February 22, 2022.
(2)    Relates to the finalization of the working capital adjustment pursuant to the terms of the related agreements.
For the 53-day period ended February 22, 2022 and for the six months ended June 30, 2021, the Company’s Las Vegas Operations were classified as a discontinued operation held for sale. The Company applied the intraperiod tax allocation rules to allocate the provision for income taxes between continuing operations and discontinued operations using the “with and without” approach. The Company calculated income tax expense from all financial statement components (continuing and discontinued operations), the “with” computation, and compared that to the income tax expense attributable to continuing operations, the “without” computation. The difference between the “with” and “without” computations was allocated to discontinued operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s effective income tax rate from discontinued operations was 20.8% and (20.0)% for the six months ended June 30, 2022 and 2021, respectively, which reflects the application of the “with and without” approach consistent with intraperiod tax allocation rules. The income tax on discontinued operations reflects a 21% corporate income tax rate on the Company’s Las Vegas Operations. The cash income tax expense as if the discontinued operations was a standalone enterprise and a separate taxpayer is $803 million. The Company files a U.S. consolidated income tax return inclusive of the discontinued operations which allows the income from discontinued operations to utilize net operating loss carryforwards and operating losses from continuing operations, U.S. foreign tax credits and charitable contribution carryforwards. As of June 30, 2022, the Company recorded a U.S. cash tax payable of $282 million inclusive of the gain on sale of the Las Vegas Operations, after the payment of two installments in April and June, 2022 totaling $324 million, with the remaining installments to be paid on September 15 and December 15, 2022.
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
Loan receivables are carried at the outstanding principal amount. A provision for credit loss on loan receivables is established when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company determines this by considering several factors, including the credit risk and current financial condition of the borrower, the borrower’s ability to pay current obligations, historical trends, and economic and market conditions. The Company performs a credit quality assessment on the loan receivable on a quarterly basis and reviews the need for an allowance under Accounting Standards Update No. 2016-13. The Company evaluates the extent and impact of any credit deterioration that could affect the performance and the value of the secured property, as well as the financial and operating capability of the borrower. The Company also evaluates and considers the overall economic environment, casino and hospitality industry and geographic sub-market in which the secured property is located. Based on the Company’s assessment of the credit quality of the loan receivable, the Company believes it will collect all contractual amounts due under the loan. Accordingly, no provision for credit losses on the loan receivable was established as of June 30, 2022.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Interest income is recorded on an accrual basis at the stated interest rate and is recorded in interest income in the accompanying condensed consolidated statements of operations.
The carrying value of the loan receivable is $1.20 billion as of June 30, 2022, compared to its estimated fair value of $1.10 billion. The fair value is estimated based on level 2 inputs and reflects the increase in market interest rates since finalizing the terms of the loan receivable at a fixed interest rate on March 2, 2021. Interest income recognized on the loan was $4 million and $6 million during the three and six months ended June 30, 2022, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 4 — Long-Term Debt
Long-term debt consists of the following:

	June 30, 2022	December 31, 2021

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $7 and $8, respectively)	$1,743	$1,742
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $3)	497	497
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $7 and $8, respectively)	993	992
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $7)	743	743
Macao Related(1):
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $8 and $9, respectively)	1,792	1,791
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $5 and $6, respectively)	795	794
2.300% Senior Notes due 2027 (net of unamortized original issue discount and deferred financing costs of $7)	693	693
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $14 and $15, respectively)	1,886	1,885
2.850% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $7)	643	643
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $8 and $9, respectively)	692	691
3.250% Senior Notes due 2031 (net of unamortized original issue discount and deferred financing costs of $6)	594	594
2018 SCL Credit Facility — Revolving	1,447	753
Other(2)	23	27
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $37 and $43, respectively)	2,791	2,902
2012 Singapore Credit Facility — Delayed Draw Term (net of unamortized deferred financing costs of $1)	44	45
Other(2)	3	3
	15,379	14,795
Less — current maturities	(73)	(74)
Total long-term debt	$15,306	$14,721
____________________
(1)Unamortized deferred financing costs of $73 million and $81 million as of June 30, 2022 and December 31, 2021, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in other assets, net, in the accompanying condensed consolidated balance sheets.
(2)Includes finance leases related to Macao and Singapore of $21 million and $1 million as of June 30, 2022, respectively, and $24 million and $1 million as of December 31, 2021, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
LVSC Revolving Facility
As of June 30, 2022, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
SCL Senior Notes
On February 16 and June 16, 2022, Standard & Poor’s (“S&P”) and Fitch, respectively, downgraded the credit rating for the Company and SCL to BB+. As a result of the downgrades, the coupon on each series of the outstanding SCL Senior Notes will increase by 0.50% per annum, with a 0.25% per annum increase becoming effective on the first interest payment date after February 16, 2022 as it relates to S&P and an additional 0.25% increase per annum after June 16, 2022 as it relates to Fitch. This will result in an increase of $16 million in interest expense for the year ended December 31, 2022 and $36 million for each year thereafter through 2024, at which time this will decrease as the SCL Senior Notes are repaid based on each of their set maturity dates.
2018 SCL Credit Facility
During the six months ended June 30, 2022, SCL drew down $67 million and 4.96 billion Hong Kong dollars (“HKD,” approximately $632 million at exchange rates in effect on June 30, 2022) under the facility for general corporate purposes.
As of June 30, 2022, SCL had $1.04 billion of available borrowing capacity under the 2018 SCL Revolving Facility comprised of HKD commitments of HKD 7.36 billion (approximately $938 million at exchange rates in effect on June 30, 2022) and U.S. dollar commitments of $99 million.
2012 Singapore Credit Facility
As of June 30, 2022, Marina Bay Sands Pte. Ltd. (“MBS”) had SGD 590 million (approximately $423 million at exchange rates in effect on June 30, 2022) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee for SGD 153 million (approximately $110 million at exchange rates in effect on June 30, 2022) pursuant to a development agreement.
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
Under the Fourth Amendment Agreement, outstanding loans bear interest at the Singapore Overnight Rate Average (“SORA”) with a credit spread adjustment of 0.19% per annum, plus an applicable margin ranging from 1.15% to 1.85% per annum, based on MBS’s consolidated leverage ratio (estimated interest rate set at approximately 2.85% as of June 30, 2022).
During 2021, the Company amended its 2012 Singapore Credit Facility, which, among other things, extended to March 31, 2022, the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project. The Company is in the process of reviewing the budget and timing of the MBS expansion based on the impact of the COVID-19 Pandemic and other factors. As a result, the construction cost estimate and construction schedule were not delivered to the lenders by the March 31, 2022 deadline. As of June 30, 2022, there is SGD 3.69 billion (approximately $2.65 billion at exchange rates in effect on June 30, 2022) left of total borrowing capacity, which is only available to be drawn under the Singapore Delayed Draw Term Facility after the construction cost estimate and construction schedule for the MBS Expansion Project are delivered to lenders. The Company does not anticipate material spend related to the MBS Expansion Project prior to the delivery of these items to the lenders.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Debt Covenant Compliance
As of June 30, 2022, management believes the Company was in compliance with all debt covenants. The Company amended its credit facilities to, among other things, waive the Company’s requirement to comply with certain financial covenant ratios through December 31, 2022 for LVSC and MBS and January 1, 2023 for SCL, which include a maximum leverage ratio or net debt to trailing twelve-months adjusted earnings before interest, income taxes, depreciation and amortization, calculated in accordance with the respective credit agreement, of 4.0x, 4.0x and 4.5x under the LVSC Revolving Facility, 2018 SCL Credit Facility and 2012 Singapore Credit Facility, respectively. The Company’s compliance with its financial covenants for periods beyond December 31, 2022 for MBS and LVSC and January 1, 2023 for SCL, could be affected by certain factors beyond the Company’s control, such as the impact of the COVID-19 Pandemic, including current travel and border restrictions continuing in the future. The Company will pursue additional waivers to meet the required financial covenant ratios for periods beyond the current covenant waiver periods, if deemed necessary.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Six Months Ended June 30,
	2022	2021

	(In millions)
Proceeds from 2018 SCL Credit Facility	$700	$505
	$700	$505

Repayments on 2012 Singapore Credit Facility	$(30)	$(31)
Repayments on Other Long-Term Debt	(5)	(3)
	$(35)	$(34)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of June 30, 2022 and December 31, 2021, was approximately $13.31 billion and $15.06 billion, respectively, compared to its contractual value of $15.47 billion and $14.90 billion, respectively. The estimated fair value of the Company’s long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).
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
Accounts receivable, net, consists of the following:

	June 30, 2022	December 31, 2021

	(In millions)
Casino	$287	$313
Rooms	16	13
Mall	27	91
Other	39	17
	369	434
Less - provision for credit losses	(211)	(232)
	$158	$202
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	2022	2021

	(In millions)
Balance at January 1	$232	$255
Current period provision for credit losses	6	6
Write-offs	(24)	(19)
Exchange rate impact	(3)	(2)
Balance at June 30	$211	$240
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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2022	2021	2022	2021	2022	2021

	(In millions)
Balance at January 1	$74	$197	$61	$62	$618	$633
Balance at June 30	68	139	63	62	574	607
Increase (decrease)	$(6)	$(58)	$2	$—	$(44)	$(26)
____________________
(1)Of this amount, $144 million and $145 million as of June 30 and January 1, 2022, respectively, and $151 million and $152 million as of June 30 and January 1, 2021, respectively, relate to mall deposits that are accounted for based on lease terms usually greater than one year.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 6 — Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	764	764	764	764
Potential dilution from stock options and restricted stock and stock units	—	—	—	—
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	764	764	764	764
Antidilutive stock options excluded from the calculation of diluted earnings per share	15	3	15	3
Note 7 — Income Taxes
The Company’s effective income tax rate from continuing operations was 14.4% for the six months ended June 30, 2022, compared to 1.4% for the six months ended June 30, 2021. The effective income tax rate for the six months ended June 30, 2022, reflects a 17% statutory tax rate on the Company’s Singapore operations and a 21% corporate income tax rate on its domestic operations. The Company's operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, the Company’s subsidiaries in Macao and its peers received an income tax exemption on gaming operations through June 26, 2022. In July 2022, VML requested an additional extension of the income tax exemption for gaming operations through December 31, 2022; however, there is no assurance VML will receive the additional extension. In accordance with the interim accounting guidance, the Company calculated an estimated annual effective tax rate that is based on expected annual income and statutory rates in the jurisdictions in which the Company operates. This estimated annual effective tax rate is applied to actual year-to-date operating results to determine the provision for income taxes. For the three months ended June 30, 2022, the combination of losses in the U.S. and Macao and taxable income in Singapore resulted in a tax expense of $110 million on a loss before income taxes of $304 million. During the six months ended June 30, 2021, the Company recorded a valuation allowance of $20 million related to certain U.S. foreign tax credits, which it no longer expects to utilize due to lower forecasted U.S. taxable income in years following the sale of the Las Vegas Operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 8 — Leases
Lessor
Lease revenue for the Company’s mall operations consists of the following:

	Three Months Ended June 30,
	2022		2021
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$126	$1	$126	$1
Overage rents	12	—	17	—
Rent concessions(1)	(12)	—	(17)	—
Total overage rents, rent concessions and other	—	—	—	—
	$126	$1	$126	$1

	Six Months Ended June 30,
	2022		2021
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$250	$1	$257	$1
Overage rents	26	—	34	—
Rent concessions(1)	(24)	—	(37)	—
Other(2)	—	—	6	—
Total overage rents, rent concessions and other	2	—	3	—
	$252	$1	$260	$1
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
On January 19, 2012, AAEC filed another claim (the “Macao Action”) with the Macao Judicial Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim was for 3.0 billion patacas (approximately $371 million at exchange rates in effect on June 30, 2022). The Macao Action alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao Action with the Macao Judicial Court and amended the defense on January 4, 2013.
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
On July 15, 2019, AAEC submitted a request to the Macao Judicial Court to increase the amount of its claim to 96.45 billion patacas (approximately $11.93 billion at exchange rates in effect on June 30, 2022), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022 in due course at the enforcement stage. On September 4, 2019, the Macao Judicial Court allowed AAEC’s request to increase the amount of its claim. On September 17, 2019, the U.S. Defendants appealed the decision granting AAEC’s request and that appeal is currently pending.
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
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on June 30, 2022) based on Plaintiff’s July 15, 2019 amendment of its claim amount. By motion dated July 20, 2021, the U.S. Defendants moved the Macao

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Judicial Court for an order withdrawing that invoice on the grounds that it was procedurally improper and conflicted with rights guaranteed in Macao’s Basic Law. The Macao Judicial Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021, and that appeal is currently pending. By order dated September 29, 2021, the Macao Judicial Court ordered that the invoice for supplemental court fees be stayed pending resolution of that appeal.
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
From December 17, 2021 to January 19, 2022, Plaintiff submitted additional documents to the court file and disclosed written reports from two purported experts, who calculated Plaintiff’s damages at 57.88 billion patacas and 62.29 billion patacas (approximately $7.16 billion and $7.71 billion, respectively, at exchange rates in effect on June 30, 2022). In response, the U.S. Defendants moved to exclude those materials or, in the alternative, to require additional testimony from relevant witnesses. By order dated January 19, 2022, the Macao Judicial Court denied the U.S. Defendants’ motion and ruled that the materials could be included in the court file with the probative value of their contents to be determined by the Court.
Plaintiff presented its factual summation on January 21, 2022. On January 26, 2022, the U.S. Defendants presented their factual summation, and Plaintiff and the U.S. Defendants presented rebuttal summations. The Macao Judicial Court announced its proposed findings on disputed facts at a February 15, 2022 hearing. The Plaintiff filed its brief on points of law with the Macao Judicial Court on March 1, 2022, and the U.S. Defendants filed their brief on points of law on March 10, 2022. On April 28, 2022, the Macao Judicial Court entered a judgment for the U.S. Defendants. The Macao Judicial Court also held that Plaintiff litigated certain aspects of its case in bad faith. Plaintiff filed a notice of appeal from the Macao Judicial Court’s judgment on May 13, 2022, and that appeal is currently pending. Management has determined that, based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
The Daniels Family 2001 Revocable Trust v. LVSC, et al.
On October 22, 2020, The Daniels Family 2001 Revocable Trust, a putative purchaser of the Company’s shares, filed a purported class action complaint in the U.S. District Court against LVSC, Sheldon G. Adelson and Patrick Dumont. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and alleges that LVSC made materially false or misleading statements, or failed to disclose material facts, from February 27, 2016 through September 15, 2020, with respect to its operations at the Marina Bay Sands, its compliance with Singapore laws and regulations, and its disclosure controls and procedures. On January 5, 2021, the U.S. District Court entered an order appointing Carl S. Ciaccio and Donald M. DeSalvo as lead plaintiffs (“Lead Plaintiffs”). On March 8, 2021, Lead Plaintiffs filed a purported class action amended complaint against LVSC, Sheldon G. Adelson, Patrick Dumont, and Robert G. Goldstein, alleging similar violations of Sections 10(b) and 20(a) of the Exchange Act over the same time period of February 27, 2016 through September 15, 2020. On March 22, 2021, the U.S. District Court granted Lead Plaintiffs’ motion to substitute Dr. Miriam Adelson, in her capacity as the Special Administrator for the estate of Sheldon G. Adelson, for Sheldon G. Adelson as a defendant in this action. On May 7, 2021, the defendants filed a motion to dismiss the amended complaint. Lead Plaintiffs filed an opposition to the motion to dismiss on July 6, 2021, and the defendants filed their reply on August 5, 2021. On March 28, 2022, the U.S. District Court entered an order dismissing the amended complaint in its entirety. The U.S. District Court dismissed certain claims with prejudice but granted Lead Plaintiffs leave to amend the complaint with respect to the other claims by April 18, 2022. On April 8, 2022, Lead Plaintiffs filed a Motion for Reconsideration and to Extend Time to File the Amended Complaint, requesting the U.S. District Court reconsider certain aspects of its March 28, 2022 order, and to extend the deadline for Lead Plaintiffs to file an amended complaint. The defendants filed an opposition to the motion on April 22, 2022. On April 18, 2022, Lead Plaintiffs filed a second amended complaint. On May 18, 2022, the defendants filed a motion to dismiss the second

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
amended complaint. Lead Plaintiffs filed an opposition to the motion to dismiss on June 17, 2022, and the defendants filed their reply on July 8, 2022. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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
Note 10 — Segment Information
The Company’s principal operating and developmental activities occur in two geographic areas: Macao and Singapore. The Company reviews the results of operations and construction and development activities for each of its operating segments: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; Sands Macao; and Marina Bay Sands. The Company has included Ferry Operations and Other (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to its properties in Macao) and Corporate and Other to reconcile to the condensed consolidated results of operations and financial condition. The operations that comprised the Company’s former Las Vegas Operating Properties reportable business segment were classified as a discontinued operation and the information below for the three and six months ended June 30, 2022 and 2021, excludes these results.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s segment information as of June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021 is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Three Months Ended June 30, 2022
Macao:
The Venetian Macao	$91	$12	$3	$41	$3	$150
The Londoner Macao	42	14	7	12	4	79
The Parisian Macao	24	7	3	7	1	42
The Plaza Macao and Four Seasons Macao	38	6	1	33	1	79
Sands Macao	14	2	1	—	—	17
Ferry Operations and Other	—	—	—	—	7	7
	209	41	15	93	16	374
Marina Bay Sands	500	56	48	55	20	679
Intercompany royalties	—	—	—	—	28	28
Intercompany eliminations(1)	—	—	—	—	(36)	(36)
Total net revenues	$709	$97	$63	$148	$28	$1,045

Three Months Ended June 30, 2021
Macao:
The Venetian Macao	$307	$24	$7	$49	$4	$391
The Londoner Macao	133	28	9	16	3	189
The Parisian Macao	69	17	4	10	1	101
The Plaza Macao and Four Seasons Macao	74	12	5	34	—	125
Sands Macao	37	2	1	1	1	42
Ferry Operations and Other	—	—	—	—	7	7
	620	83	26	110	16	855
Marina Bay Sands	223	32	24	39	9	327
Intercompany royalties	—	—	—	—	25	25
Intercompany eliminations(1)	—	—	—	(1)	(33)	(34)
Total net revenues	$843	$115	$50	$148	$17	$1,173

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Six Months Ended June 30, 2022
Macao:
The Venetian Macao	$248	$28	$9	$85	$7	$377
The Londoner Macao	121	33	15	26	5	200
The Parisian Macao	75	18	6	15	2	116
The Plaza Macao and Four Seasons Macao	93	15	5	67	1	181
Sands Macao	31	4	2	—	—	37
Ferry Operations and Other	—	—	—	—	14	14
	568	98	37	193	29	925
Marina Bay Sands	768	94	79	104	33	1,078
Intercompany royalties	—	—	—	—	50	50
Intercompany eliminations(1)	—	—	—	—	(65)	(65)
Total net revenues	$1,336	$192	$116	$297	$47	$1,988

Six Months Ended June 30, 2021
Macao:
The Venetian Macao	$573	$43	$13	$95	$7	$731
The Londoner Macao	224	47	16	30	9	326
The Parisian Macao	128	29	9	20	2	188
The Plaza Macao and Four Seasons Macao	189	23	9	73	1	295
Sands Macao	68	5	2	1	1	77
Ferry Operations and Other	—	—	—	—	15	15
	1,182	147	49	219	35	1,632
Marina Bay Sands	526	64	57	86	20	753
Intercompany royalties	—	—	—	—	50	50
Intercompany eliminations(1)	—	—	—	(1)	(65)	(66)
Total net revenues	$1,708	$211	$106	$304	$40	$2,369
____________________
(1)Intercompany eliminations include royalties and other intercompany services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$1	$1	$3	$2
Ferry Operations and Other	6	7	11	12
	7	8	14	14
Marina Bay Sands	1	1	1	2
Intercompany royalties	28	25	50	50
Total intersegment revenues	$36	$34	$65	$66

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$(21)	$108	$(2)	$190
The Londoner Macao	(54)	(5)	(87)	(28)
The Parisian Macao	(29)	—	(40)	(8)
The Plaza Macao and Four Seasons Macao	17	44	49	114
Sands Macao	(22)	(13)	(39)	(31)
Ferry Operations and Other	(1)	(2)	(2)	(5)
	(110)	132	(121)	232
Marina Bay Sands	319	112	440	256
Consolidated adjusted property EBITDA(1)	209	244	319	488
Other Operating Costs and Expenses
Stock-based compensation(2)	(6)	(3)	(11)	(8)
Corporate	(55)	(56)	(114)	(105)
Pre-opening	(3)	(4)	(7)	(9)
Development	(22)	(37)	(82)	(46)
Depreciation and amortization	(256)	(258)	(520)	(513)
Amortization of leasehold interests in land	(14)	(14)	(28)	(28)
Loss on disposal or impairment of assets	—	(11)	(6)	(14)
Operating loss	(147)	(139)	(449)	(235)
Other Non-Operating Costs and Expenses
Interest income	14	1	18	2
Interest expense, net of amounts capitalized	(162)	(158)	(318)	(312)
Other income (expense)	(9)	10	(31)	(7)
Income tax (expense) benefit	(110)	6	(112)	(8)
Net loss from continuing operations	$(414)	$(280)	$(892)	$(560)
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(2)During the three months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense of $15 million and $7 million, respectively, of which $9 million and $4 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense of $29 million and $14 million, respectively, of which $18 million and $6 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

	Six Months Ended June 30,
	2022	2021

	(In millions)
Capital Expenditures
Corporate and Other	$37	$1
Macao:
The Venetian Macao	25	38
The Londoner Macao	118	347
The Parisian Macao	1	2
The Plaza Macao and Four Seasons Macao	5	6
Sands Macao	2	3
Ferry Operations and Other	—	1
	151	397
Marina Bay Sands	147	50
Total capital expenditures	$335	$448

	June 30, 2022	December 31, 2021

	(In millions)
Total Assets
Corporate and Other	$6,881	$1,357
Macao:
The Venetian Macao	2,018	2,087
The Londoner Macao	4,292	4,494
The Parisian Macao	1,872	1,962
The Plaza Macao and Four Seasons Macao	1,048	1,145
Sands Macao	227	253
Ferry Operations and Other	292	132
	9,749	10,073
Marina Bay Sands	5,429	5,326
Total assets	$22,059	$16,756

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
On February 23, 2022, we closed the sale of our Las Vegas real property and operations including The Venetian Resort Las Vegas and the Sands Expo and Convention Center (the “Las Vegas Operations”) for $6.25 billion. At closing, we received approximately $5.05 billion in cash proceeds, before transaction costs and working capital adjustments of $77 million, a $1.20 billion seller financing loan and recognized a gain on disposal of $3.61 billion, before income tax expense of $750 million, during the six months ended June 30, 2022.
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
Following an outbreak in Macao in mid-June, the Macao government announced a series of preventative measures. These included closure of a range of government, public and social facilities, with restaurants only permitted to offer take away services. Residential and commercial buildings with confirmed COVID-19 cases have been required to implement various levels of access control. In addition to the health safeguards already in place, the government has implemented a series of mass nucleic acid and rapid antigen tests for the general population. Management is currently unable to determine when these measures will be eased or cease to be necessary.
Our Macao gaming operations remained open during the six months ended June 30, 2022. Guest visitation to the properties, however, was adversely affected during the six months ended June 30, 2022 due to the various outbreaks that occurred in Shanghai, Hong Kong, Guangdong and Macao, which resulted in tighter travel restrictions.
On July 9, 2022, the Macao government issued executive order 115/2022 ordering casinos and all non-essential businesses to close from July 11 to July 18 in an attempt to control a recent outbreak of COVID-19 in Macao. On July 16, 2022, the Macao government announced an extension of this executive order through July 22. On July 20, 2022, the Macao government announced a consolidation period, which would start on July 23, 2022 and end on July 30, 2022 whereby certain business activities will be allowed to resume limited operations, clarifying that casino operations could resume but with a maximum capacity of 50% of casino staff working at any point in time.

The timing and manner in which our casinos, restaurants and shopping malls will reopen and/or operate at full capacity are currently unknown.
As with prior periods, in support of the Macao government’s initiatives to fight the COVID-19 Pandemic, throughout the six months ended June 30, 2022 and in June in particular, we have provided both towers of the Sheraton Grand Macao hotel and also The Parisian Macao hotel to the Macao government to house individuals for quarantine and medical observation purposes.
Our ferry operations between Macao and Hong Kong remain suspended. The timing and manner in which our ferry operations will be able to resume are currently unknown.
Our Macao operations have been significantly impacted by the reduced visitation to Macao. The Macao government announced total visitation from mainland China to Macao decreased approximately 12.2% and 78.1%, during the six months ended June 30, 2022, as compared to the same period in 2021 and 2019 (pre-pandemic), respectively. The Macao government also announced gross gaming revenue decreased approximately 46.4% and 82.4%, during the six months ended June 30, 2022, as compared to the same period in 2021 and 2019, respectively.
In Singapore, Vaccinated Travel Lanes (“VTLs”) were introduced for a number of key source markets in November and December of 2021 for vaccinated visitors with a negative COVID-19 test. Due to the emergence of the Omicron variant, however, new ticket sales for the VTLs were suspended on December 23, 2021 through January 20, 2022. The VTL program was terminated on March 31, 2022, and the Vaccinated Travel Framework (“VTF”) was launched on April 1, 2022, to facilitate the resumption of travel for all travelers, including short-term visitors. Under the VTF, all fully vaccinated travelers and non-fully vaccinated children aged 12 and below are permitted to enter Singapore, without entry approvals or taking VTL transport and starting April 26, 2022, these travelers are no longer required to take a COVID-19 test before departing for Singapore. Operations at Marina Bay Sands will continue to be impacted and subject to changes in the government policies of Singapore and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19.
Visitation to Marina Bay Sands continues to be impacted by the effects of the COVID-19 Pandemic; however, visitation has since increased since restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased from approximately 119,000 in 2021 to 1.5 million in 2022 on a year-to-date basis, while visitation decreased 83.9% when compared to the same period in 2019. The latest available statistics show that passenger traffic at Changi Airport has been on the rise reaching approximately 2.5 million in May 2022, up from approximately 1.9 million in April 2022, and averaging above 40% of pre-pandemic levels as the travel industry continues to recover from the impact of COVID-19.
At our Macao properties, we are adhering to social distancing requirements, which include reduced seating at table games and a decreased number of active slot machines on the casino floor compared to pre-COVID-19 levels. Additionally, there is uncertainty whether the impact of the COVID-19 Pandemic on operations will continue in future periods. If our Integrated Resorts are not permitted to resume normal operations, travel restrictions such as those related to inbound travel from other countries are not modified or eliminated, there is a resumption of the suspension of the China Individual Visit Scheme, or the global response to contain the COVID-19 Pandemic escalates or is unsuccessful, our operations, cash flows and financial condition will be further materially impacted.
While our properties were open and operating at reduced levels due to lower visitation and required safety measures in place as described above during the six months ended June 30, 2022, the current economic and regulatory environment on a global basis and in each of our jurisdictions continue to evolve. We cannot predict the manner in which governments will react as the global and regional impact of the COVID-19 Pandemic changes over time, which could significantly alter our current operations.
We have a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents balance, excluding restricted cash and cash equivalents, of $6.45 billion and access to $1.50 billion, $1.04 billion and $423 million of available borrowing capacity from our LVSC Revolving Facility, 2018 SCL Revolving Facility and 2012 Singapore Revolving Facility, respectively, as of June 30, 2022. We believe we are able to support continuing operations, complete the major construction projects that are underway, proceed with the Macao concession renewal process and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow for non-essential items.
Macao Subconcession
Gaming in Macao is administered by the government through concession agreements awarded to three different concessionaires and three subconcessionaires, of which Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd.) is one. On June 23, 2022, an extension was approved and authorized by the Macao government and executed between VML and Galaxy Casino, S.A., pursuant to which the subconcession has been extended from June 26, 2022 to December 31, 2022. VML paid the Macao government 47 million patacas (approximately $6 million at exchange rates in effect on June 30, 2022) and will provide a bank guarantee by September 23, 2022 of 2.31 billion patacas (approximately $286 million at exchange rates in effect on June 30, 2022) to secure the fulfillment of VML's payment obligations towards its employees should VML be unsuccessful in tendering for a new concession contract after its subconcession expires.
In order to enable VML to fulfill the relevant requirements to become eligible to obtain the subconcession extension as mentioned above, each of VML, Venetian Cotai Limited (“VCL”) and Venetian Orient Limited (“VOL”) entered into a letter of undertaking (“Undertakings”), pursuant to which each of VML, VCL and VOL has undertaken, pursuant to article 40 of the Gaming Law and article 43 of VML’s subconcession agreement, to revert to the Macao government relevant gaming equipment and gaming areas (as identified in the Undertakings) without compensation and free of any liens or charges upon the expiry of the term of the subconcession extension period. The total casino areas and supporting areas subject to reversion is approximately 136,000 square meters, representing approximately 4.7% of the total property area of these entities.
On June 21, 2022, the Macao Legislative Assembly passed a draft bill entitled Amendment to Law No. 16/2001 to amend Macao’s gaming law, which was published in the Macao Official Gazette on June 22, 2022 as Law No. 7/2022, and became effective on June 23, 2022 (the "Gaming Law"). Certain changes to the Gaming Law include a reduction in the term of future gaming concessions to ten (10) years; authorization of up to six (6) gaming concession contracts; an increase in the minimum capital contribution of concessionaires to 5 billion patacas (approximately $619 million at exchange rates in effect on June 30, 2022); an increase in the percentage of the share capital of the concessionaire that must be held by the local managing director to 15%; a requirement that casinos be located in real estate owned by the concessionaire; and a prohibition of revenue sharing arrangements between gaming promoters and concessionaires.
On July 5, 2022, the Macao government published Administrative Regulation No. 28/2022 – Amendment of Administrative Regulation No. 26/2001, which sets forth the regulations governing the upcoming tender for gaming concessions in Macao. The regulation includes details on the process of bidding for the gaming concessions, qualifications of the companies bidding and the criteria for granting them. We continue to believe we will be successful in extending the term of our subconcession and/or obtaining a new gaming concession when our current subconcession expires; however, it is possible the Macao government could further change or interpret the associated gaming laws in a manner that could negatively impact us.
Under our Sands China Ltd. (“SCL”) senior notes indentures, upon the occurrence of any event resulting from any change in the Gaming Law (as defined in the indentures) or any action by the gaming authority after which none of SCL or any of its subsidiaries own or manage casino or gaming areas or operate casino games of fortune and chance in Macao in substantially the same manner as they were owning or managing casino or gaming areas or operating casino games as at the issue date of the SCL senior notes, for a period of 30 consecutive days or more, and such event has a material adverse effect on the financial condition, business, properties or results of operations of SCL and its subsidiaries, taken as a whole, each holder of the SCL senior notes would have the right to require us to repurchase all or any part of such holder's SCL senior notes at par, plus any accrued and unpaid interest (the "Investor Put Option").
Additionally, under the 2018 SCL Credit Facility, the events that trigger an Investor Put Option under the SCL senior notes (as described above) would be an event of default, which may result in commitments being immediately cancelled, in whole or in part, and the related outstanding balances and accrued interest, if any, becoming immediately due and payable.

The subconcession not being further extended or renewed and the potential impact if holders of the notes and the agent have the ability to, and make the election to, accelerate the repayment of the our debt would have a material adverse effect on our business, financial condition, results of operations and cash flows. We intend to follow the process for a concession renewal as indicated above.
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
There were no newly identified significant accounting estimates during the six months ended June 30, 2022, nor were there any material changes to the critical accounting policies and estimates discussed in our 2021 Annual Report.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of

3.15% to 3.45% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 26.4%, 22.1%, 23.6%, 25.1%, 18.6% and 15.5% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 3.9%, 3.7%, 3.5%, 7.4%, 2.8% and 4.2% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 11.8% and 12.0%, respectively, of our table games play was conducted on a credit basis for the six months ended June 30, 2022.
Casino revenue measurements for the U.S.: The volume measurements in the U.S. were slot handle, as previously described, and table games drop, which was the total amount of cash and net markers issued (credit instruments) deposited in the table drop box. We viewed table games win as a percentage of drop and slot hold as a percentage of slot handle. Our win and hold percentages were calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Similar to Macao and Singapore, slot machine play was generally conducted on a cash basis.
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
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Summary Financial Results
Our financial results were adversely impacted as a result of decreased visitation at our Macao operating properties as tighter border restrictions were re-introduced as a result of increased positive COVID-19 cases in Macao and the surrounding regions, partially offset by increased visitation at Marina Bay Sands due to the VTF program and loosened pandemic-related restrictions. See “COVID-19 Pandemic” for further information. Net revenues for the three months ended June 30, 2022, were $1.05 billion, compared to $1.17 billion for the three months ended June 30, 2021. Operating loss was $147 million for the three months ended June 30, 2022, compared to $139 million for the three months ended June 30, 2021. Net loss from continuing operations was $414 million for the three months ended June 30, 2022, compared to $280 million for the three months ended June 30, 2021.

Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended June 30,
	2022	2021	Percent Change

	(Dollars in millions)
Casino	$709	$843	(15.9)%
Rooms	97	115	(15.7)%
Food and beverage	63	50	26.0%
Mall	148	148	—%
Convention, retail and other	28	17	64.7%
Total net revenues	$1,045	$1,173	(10.9)%
Consolidated net revenues were $1.05 billion for the three months ended June 30, 2022, a decrease of $128 million compared to $1.17 billion for the three months ended June 30, 2021. The decrease is due to a $480 million decrease at our Macao operations, partially offset by a $352 million increase at Marina Bay Sands.
Net casino revenues decreased $134 million compared to the three months ended June 30, 2021. The change was driven by a $411 million decrease at our Macao operations due to lower visitation across our properties resulting in decreased table games and slot volumes. Casino revenues at Marina Bay Sands increased $277 million due to increases in Rolling Chip volume and Non-Rolling Chip drop, driven by increased visitation. The following table summarizes the results of our casino activity:

	Three Months Ended June 30,
	2022	2021	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$91	$307	(70.4)%
Non-Rolling Chip drop	$332	$999	(66.8)%
Non-Rolling Chip win percentage	26.2%	27.6%	(1.4)	pts
Rolling Chip volume	$264	$1,510	(82.5)%
Rolling Chip win percentage	4.76%	4.91%	(0.15)	pts
Slot handle	$254	$551	(53.9)%
Slot hold percentage	4.9%	3.7%	1.2	pts
The Londoner Macao
Total net casino revenues	$42	$133	(68.4)%
Non-Rolling Chip drop	$175	$551	(68.2)%
Non-Rolling Chip win percentage	23.2%	21.0%	2.2	pts
Rolling Chip volume	$222	$1,126	(80.3)%
Rolling Chip win percentage	4.35%	4.76%	(0.41)	pts
Slot handle	$163	$286	(43.0)%
Slot hold percentage	4.0%	3.8%	0.2	pts
The Parisian Macao
Total net casino revenues	$24	$69	(65.2)%
Non-Rolling Chip drop	$91	$358	(74.6)%
Non-Rolling Chip win percentage	22.4%	20.6%	1.8	pts
Rolling Chip volume	$48	$32	50.0%
Rolling Chip win percentage	14.20%	8.24%	5.96	pts
Slot handle	$64	$244	(73.8)%
Slot hold percentage	4.7%	3.0%	1.7	pts

	Three Months Ended June 30,
	2022	2021	Change

	(Dollars in millions)
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$38	$74	(48.6)%
Non-Rolling Chip drop	$101	$350	(71.1)%
Non-Rolling Chip win percentage	26.4%	21.4%	5.0	pts
Rolling Chip volume	$489	$529	(7.6)%
Rolling Chip win percentage	4.90%	4.42%	0.48	pts
Slot handle	$3	$18	(83.3)%
Slot hold percentage	5.9%	3.5%	2.4	pts
Sands Macao
Total net casino revenues	$14	$37	(62.2)%
Non-Rolling Chip drop	$57	$131	(56.5)%
Non-Rolling Chip win percentage	17.6%	16.9%	0.7	pts
Rolling Chip volume	$66	$332	(80.1)%
Rolling Chip win percentage	6.86%	6.51%	0.35	pts
Slot handle	$120	$161	(25.5)%
Slot hold percentage	2.7%	3.3%	(0.6)	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$500	$223	124.2%
Non-Rolling Chip drop	$1,137	$553	105.6%
Non-Rolling Chip win percentage	18.5%	18.1%	0.4	pts
Rolling Chip volume	$5,394	$612	781.4%
Rolling Chip win percentage	4.29%	6.44%	(2.15)	pts
Slot handle	$4,090	$3,165	29.2%
Slot hold percentage	4.4%	4.3%	0.1	pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues decreased $18 million compared to the three months ended June 30, 2021. The decrease was primarily due to decreased occupancy rates and decreased RevPAR driven by lower visitation at our Macao operations compared to the three months ended June 30, 2021. The decrease was partially offset by an increase at Marina Bay Sands as visitation increased due to the VTF program and loosened pandemic-related restrictions. The following table summarizes the results of our room activity:

	Three Months Ended June 30,
	2022	2021	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$12	$24	(50.0)%
Occupancy rate	36.8%	58.6%	(21.8)	pts
Average daily room rate (ADR)	$137	$159	(13.8)%
Revenue per available room (RevPAR)	$50	$93	(46.2)%
The Londoner Macao
Total room revenues	$14	$28	(50.0)%
Occupancy rate	24.9%	44.2%	(19.3)	pts
Average daily room rate (ADR)	$137	$152	(9.9)%
Revenue per available room (RevPAR)	$34	$67	(49.3)%
The Parisian Macao
Total room revenues	$7	$17	(58.8)%
Occupancy rate	37.0%	58.4%	(21.4)	pts
Average daily room rate (ADR)	$100	$119	(16.0)%
Revenue per available room (RevPAR)	$37	$70	(47.1)%
The Plaza Macao and Four Seasons Macao
Total room revenues	$6	$12	(50.0)%
Occupancy rate	23.3%	48.4%	(25.1)	pts
Average daily room rate (ADR)	$412	$445	(7.4)%
Revenue per available room (RevPAR)	$96	$215	(55.3)%
Sands Macao
Total room revenues	$2	$2	—%
Occupancy rate	56.6%	71.1%	(14.5)	pts
Average daily room rate (ADR)	$127	$141	(9.9)%
Revenue per available room (RevPAR)	$72	$100	(28.0)%
Singapore Operations:
Marina Bay Sands(1)
Total room revenues	$56	$32	75.0%
Occupancy rate	93.9%	67.9%	26.0	pts
Average daily room rate (ADR)	$330	$221	49.3%
Revenue per available room (RevPAR)	$310	$150	106.7%
__________________________
(1)    During the three months ended June 30, 2022, approximately 500 rooms were under construction for renovation purposes.

Food and beverage revenues increased $13 million compared to the three months ended June 30, 2021. The increase was due to $24 million in increased business volume at food and beverage outlets at Marina Bay Sands, including a $19 million increase at major food outlets and $5 million increase in banquets driven by loosened pandemic-related restrictions. This increase was partially offset by an $11 million decrease at our Macao operations due to lower business volume at most outlets.
Mall revenues were flat compared to the three months ended June 30, 2021. A $16 million decrease in mall revenues in Macao, driven by decreases in base rent and turnover rent and an increase in rent concessions granted to our mall tenants in Macao, was offset by a $16 million increase in mall revenues in Singapore, driven by a decrease in rent concessions granted to our mall tenants in Singapore.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended June 30,
	2022	2021	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$41	$49	(16.3)%
Mall gross leasable area (in square feet)	814,720	814,731	—%
Occupancy	75.1%	79.2%	(4.1)	pts
Base rent per square foot	$299	$297	0.7%
Tenant sales per square foot(1)	$1,169	$1,227	(4.7)%
Shoppes at Londoner
Total mall revenues	$12	$15	(20.0)%
Mall gross leasable area (in square feet)	605,429	520,941	16.2%
Occupancy	58.3%	60.9%	(2.6)	pts
Base rent per square foot	$141	$136	3.7%
Tenant sales per square foot(1)	$1,407	$1,058	33.0%
Shoppes at Parisian
Total mall revenues	$7	$10	(30.0)%
Mall gross leasable area (in square feet)	296,322	296,145	0.1%
Occupancy	73.2%	78.1%	(4.9)	pts
Base rent per square foot	$129	$147	(12.2)%
Tenant sales per square foot(1)	$475	$593	(19.9)%
Shoppes at Four Seasons
Total mall revenues	$33	$34	(2.9)%
Mall gross leasable area (in square feet)	248,663	244,104	1.9%
Occupancy	94.4%	93.9%	0.5	pts
Base rent per square foot	$544	$548	(0.7)%
Tenant sales per square foot(1)	$5,139	$5,389	(4.6)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$55	$39	41.0%
Mall gross leasable area (in square feet)	622,038	620,427	0.3%
Occupancy	99.7%	98.2%	1.5	pts
Base rent per square foot	$277	$267	3.7%
Tenant sales per square foot(1)	$2,051	$1,366	50.1%

__________________________
Note:    This table excludes the results of our mall operations at Sands Macao. As a result of the COVID-19 Pandemic, tenants were provided rent concessions during the three months ended June 30, 2022 and 2021. Base rent per square foot presented above excludes the impact of these rent concessions.
(1)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
Convention, retail and other revenues increased $11 million compared to the three months ended June 30, 2021. This increase was primarily due to a $10 million increase at Marina Bay Sands, driven by convention revenue and other revenues (e.g., museum and SkyPark).
Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended June 30,
	2022	2021	Percent Change

	(Dollars in millions)
Casino	$445	$574	(22.5)%
Rooms	41	42	(2.4)%
Food and beverage	73	60	21.7%
Mall	19	16	18.8%
Convention, retail and other	24	19	26.3%
Provision for credit losses	2	2	—%
General and administrative	238	219	8.7%
Corporate	55	56	(1.8)%
Pre-opening	3	4	(25.0)%
Development	22	37	(40.5)%
Depreciation and amortization	256	258	(0.8)%
Amortization of leasehold interests in land	14	14	—%
Loss on disposal or impairment of assets	—	11	(100.0)%
Total operating expenses	$1,192	$1,312	(9.1)%
Operating expenses were $1.19 billion for the three months ended June 30, 2022, a decrease of $120 million compared to $1.31 billion for the three months ended June 30, 2021, primarily driven by a $129 million decrease in casino expenses, due to a decrease in gaming taxes as a result of decreased gaming revenues in Macao, a $15 million decrease in development expense and an $11 million decrease in loss on disposal or impairment of assets, partially offset by a $19 million increase in general and administrative expense.
Casino expenses decreased $129 million compared to the three months ended June 30, 2021. The decrease was primarily attributable to a $136 million decrease in gaming taxes due to decreased revenues, as previously described. The $411 million decrease in casino revenue at our Macao operating properties is subject to a 39% tax rate, whereas the $277 million increase in casino revenue at Marina Bay Sands is subject to a lower tax rate.
Food and beverage expenses increased $13 million compared to the three months ended June 30, 2021. An increase of $17 million at Marina Bay Sands was due to increased food outlet and banquet volumes, partially offset by a decrease of $4 million at our Macao operations due to lower business volume.
Convention, retail and other expenses increased $5 million compared to the three months ended June 30, 2021, primarily driven by an $6 million increase at Marina Bay Sands, partially offset by a $1 million decrease in ferry expenses resulting from decreases in operating and maintenance costs as ferries were under dry dock.
General and administrative expenses increased $19 million compared to the three months ended June 30, 2021. The increase was primarily due to an increase of $22 million at Marina Bay Sands, partially offset by a decrease of $3 million at our Macao operations. The increase at Marina Bay Sands was primarily driven by an increase in payroll, marketing and property operation costs. The decrease at our Macao operations was primarily driven by decreased marketing and property operations costs.

Development expenses were $22 million for the three months ended June 30, 2022, compared to $37 million for the three months ended June 30, 2021. During the three months ended June 30, 2022, the costs were associated with our evaluation and pursuit of new business opportunities, primarily in Texas and digital gaming related efforts. Development costs are expensed as incurred.
There was no loss on disposal or impairment of assets for three months ended June 30, 2022, compared to $11 million for the three months ended June 30, 2021. The losses incurred for the three months ended June 30, 2021, were primarily due to asset disposal and demolition costs at The Londoner Macao.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Three Months Ended June 30,
	2022	2021	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$(21)	$108	(119.4)%
The Londoner Macao	(54)	(5)	980.0%
The Parisian Macao	(29)	—	NM
The Plaza Macao and Four Seasons Macao	17	44	(61.4)%
Sands Macao	(22)	(13)	69.2%
Ferry Operations and Other	(1)	(2)	(50.0)%
	(110)	132	(183.3)%
Marina Bay Sands	319	112	184.8%
Consolidated adjusted property EBITDA(1)	$209	$244	(14.3)%
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

	Three Months Ended June 30,
	2022	2021

	(In millions)
Consolidated adjusted property EBITDA	$209	$244
Other Operating Costs and Expenses
Stock-based compensation(a)	(6)	(3)
Corporate	(55)	(56)
Pre-opening	(3)	(4)
Development	(22)	(37)
Depreciation and amortization	(256)	(258)
Amortization of leasehold interests in land	(14)	(14)
Loss on disposal or impairment of assets	—	(11)
Operating loss	(147)	(139)
Other Non-Operating Costs and Expenses
Interest income	14	1
Interest expense, net of amounts capitalized	(162)	(158)
Other income (expense)	(9)	10
Income tax (expense) benefit	(110)	6
Net loss from continuing operations	$(414)	$(280)
(a)During the three months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense of $15 million and $7 million, respectively, of which $9 million and $4 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations decreased $242 million compared with the three months ended June 30, 2021, primarily due to decreases in casino, room, food and beverage and mall revenues driven by decreased visitation at our properties as tighter border restrictions were introduced as a result of increased positive COVID-19 cases in the region.
Adjusted property EBITDA at Marina Bay Sands increased $207 million compared to the three months ended June 30, 2021, primarily due to increases in casino, room and food and beverage operations due to increased visitation and loosened pandemic-related restrictions.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended June 30,
	2022	2021

	(Dollars in millions)
Interest cost	$163	$162
Less — capitalized interest	(1)	(4)
Interest expense, net	$162	$158
Weighted average total debt balance	$15,103	$14,590
Weighted average interest rate	4.3%	4.4%
Interest cost increased $1 million compared to the three months ended June 30, 2021, primarily resulting from an increase in our weighted average total debt balance primarily due to $951 million drawn on the SCL Revolving Facility during the twelve months ended June 30, 2022. The increase was partially offset by a decrease in our weighted average interest rate from 4.4% to 4.3% during the three months ended June 30, 2022. The decrease in interest cost was primarily due to the issuance of the 2.300%, 2.850% and 3.250% SCL Senior Notes in September 2021, which carry a lower interest rate than the 4.600% SCL Senior Notes extinguished in September 2021.
Other Factors Affecting Earnings
Other expense was $9 million for the three months ended June 30, 2022, compared to other income of $10 million for the three months ended June 30, 2021. Other expense during the three months ended June 30, 2022, was primarily attributable to $15 million of foreign currency transaction losses driven by U.S. dollar denominated debt held by SCL, partially offset by $6 million of foreign currency transaction gains driven by Singapore dollar denominated intercompany debt reported in U.S. dollars.
Our income tax expense was $110 million on a loss before income taxes of $304 million for the three months ended June 30, 2022, resulting in a 36.2% effective income tax rate. This compares to a (2.1)% effective income tax rate for the three months ended June 30, 2021. The income tax expense for the three months ended June 30, 2022, reflects a 17% statutory tax rate on our Singapore operations and a 21% corporate income tax on our domestic operations. Our operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, our subsidiaries in Macao and their peers received an income tax exemption on gaming operations through June 26, 2022. In July 2022, we requested an additional extension of our income tax exemption for gaming operations through December 31, 2022; however, there is no assurance we will receive the additional extension. Our income tax expense is based on the Company’s estimated annual effective tax rate for the year applied to year-to-date operating results in accordance with interim accounting guidelines.
The net loss attributable to our noncontrolling interests was $127 million for the three months ended June 30, 2022, compared to $50 million for the three months ended June 30, 2021. These amounts are related to the noncontrolling interest of SCL.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Summary Financial Results
Our financial results were adversely impacted as a result of decreased visitation to our properties in Macao due to the COVID-19 Pandemic, as tighter border restrictions were introduced as a result of increased positive COVID-19 cases in Macao and the surrounding regions, partially offset by increased visitation at Marina Bay Sands due to the VTL and VTF programs and loosened pandemic-related restrictions. See “COVID-19 Pandemic” for further information. Net revenues for the six months ended June 30, 2022, were $1.99 billion, compared to $2.37 billion for the six months ended June 30, 2021. Operating loss was $449 million for the six months ended June 30, 2022, compared to $235 million for the six months ended June 30, 2021. Net loss from continuing operations was $892 million for the six months ended June 30, 2022, compared to $560 million for the six months ended June 30, 2021.
Operating Revenues
Our net revenues consisted of the following:

	Six Months Ended June 30,
	2022	2021	Percent Change

	(Dollars in millions)
Casino	$1,336	$1,708	(21.8)%
Rooms	192	211	(9.0)%
Food and beverage	116	106	9.4%
Mall	297	304	(2.3)%
Convention, retail and other	47	40	17.5%
Total net revenues	$1,988	$2,369	(16.1)%
Consolidated net revenues were $1.99 billion for the six months ended June 30, 2022, a decrease of $381 million compared to $2.37 billion for the six months ended June 30, 2021, due to a decrease of $707 million at our Macao operations. The decrease at our Macao operations was due to decreased visitation compared to the six months ended June 30, 2021, as tighter border restrictions were introduced as a result of increased positive COVID-19 cases in Macao and the surrounding region. The $326 million increase at Marina Bay Sands was primarily due to increased visitation driven by the VTL and VTF programs and loosened pandemic-related restrictions.

Net casino revenues decreased $372 million compared to the six months ended June 30, 2021. The decrease was driven by a $614 million decrease at our Macao operations due to lower visitation across our properties resulting in decreased table games and slot volumes. Casino revenues at Marina Bay Sands increased by $242 million due to increases in Rolling Chip volume and Non-Rolling Chip drop, driven by an increase in play due to VTL and VTF programs and loosened pandemic-related restrictions. The following table summarizes the results of our casino activity:

	Six Months Ended June 30,
	2022	2021	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$248	$573	(56.7)%
Non-Rolling Chip drop	$968	$1,907	(49.2)%
Non-Rolling Chip win percentage	25.3%	27.5%	(2.2)	pts
Rolling Chip volume	$984	$2,740	(64.1)%
Rolling Chip win percentage	3.65%	4.70%	(1.05)	pts
Slot handle	$677	$1,013	(33.2)%
Slot hold percentage	3.7%	3.8%	(0.1)	pts
The Londoner Macao
Total net casino revenues	$121	$224	(46.0)%
Non-Rolling Chip drop	$529	$959	(44.8)%
Non-Rolling Chip win percentage	22.5%	21.3%	1.2	pts
Rolling Chip volume	$591	$1,648	(64.1)%
Rolling Chip win percentage	4.58%	4.43%	0.15	pts
Slot handle	$394	$483	(18.4)%
Slot hold percentage	3.5%	3.8%	(0.3)	pts
The Parisian Macao
Total net casino revenues	$75	$128	(41.4)%
Non-Rolling Chip drop	$271	$657	(58.8)%
Non-Rolling Chip win percentage	24.5%	21.7%	2.8	pts
Rolling Chip volume	$209	$146	43.2%
Rolling Chip win percentage	9.39%	(0.53)%	9.92	pts
Slot handle	$187	$467	(60.0)%
Slot hold percentage	3.7%	3.2%	0.5	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$93	$189	(50.8)%
Non-Rolling Chip drop	$316	$606	(47.9)%
Non-Rolling Chip win percentage	26.1%	22.5%	3.6	pts
Rolling Chip volume	$1,063	$1,965	(45.9)%
Rolling Chip win percentage	4.03%	5.52%	(1.49)	pts
Slot handle	$12	$22	(45.5)%
Slot hold percentage	8.0%	4.8%	3.2	pts

	Six Months Ended June 30,
	2022	2021	Change

	(Dollars in millions)
Sands Macao
Total net casino revenues	$31	$68	(54.4)%
Non-Rolling Chip drop	$134	$253	(47.0)%
Non-Rolling Chip win percentage	18.6%	16.1%	2.5	pts
Rolling Chip volume	$146	$816	(82.1)%
Rolling Chip win percentage	4.65%	5.22%	(0.57)	pts
Slot handle	$244	$319	(23.5)%
Slot hold percentage	3.0%	3.4%	(0.4)	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$768	$526	46.0%
Non-Rolling Chip drop	$1,932	$1,227	57.5%
Non-Rolling Chip win percentage	18.2%	18.6%	(0.4)	pts
Rolling Chip volume	$7,293	$2,123	243.5%
Rolling Chip win percentage	4.03%	5.83%	(1.80)	pts
Slot handle	$7,372	$6,910	6.7%
Slot hold percentage	4.3%	4.2%	0.1	pts
U.S. Operations:
Las Vegas Operating Properties(1)
Total net casino revenues	$61	$163	(62.6)%
Table games drop	$257	$698	(63.2)%
Table games win percentage	13.6%	13.0%	0.6	pts
Slot handle	$599	$1,625	(63.1)%
Slot hold percentage	8.2%	8.4%	(0.2)	pts
__________________________
(1)    The Las Vegas Operating Properties are classified as a discontinued operation. We completed the sale on February 23, 2022. Financial results are for the period through February 22, 2022.

Room revenues decreased $19 million compared to the six months ended June 30, 2021. The decrease was primarily due to decreased occupancy rates and decreased RevPAR driven by reduced visitation across our Macao properties. The decrease was partially offset by increases in occupancy and ADR at Marina Bay Sands driven by increased visitation. The following table summarizes the results of our room activity:

	Six Months Ended June 30,
	2022	2021	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$28	$43	(34.9)%
Occupancy rate	39.9%	52.9%	(13.0)	pts
Average daily room rate (ADR)	$146	$158	(7.6)%
Revenue per available room (RevPAR)	$58	$84	(31.0)%
The Londoner Macao
Total room revenues	$33	$47	(29.8)%
Occupancy rate	26.5%	40.4%	(13.9)	pts
Average daily room rate (ADR)	$146	$160	(8.8)%
Revenue per available room (RevPAR)	$39	$65	(40.0)%
The Parisian Macao
Total room revenues	$18	$29	(37.9)%
Occupancy rate	39.2%	52.6%	(13.4)	pts
Average daily room rate (ADR)	$110	$119	(7.6)%
Revenue per available room (RevPAR)	$43	$62	(30.6)%
The Plaza Macao and Four Seasons Macao
Total room revenues	$15	$23	(34.8)%
Occupancy rate	29.5%	46.1%	(16.6)	pts
Average daily room rate (ADR)	$429	$439	(2.3)%
Revenue per available room (RevPAR)	$127	$202	(37.1)%
Sands Macao
Total room revenues	$4	$5	(20.0)%
Occupancy rate	56.9%	71.3%	(14.4)	pts
Average daily room rate (ADR)	$132	$140	(5.7)%
Revenue per available room (RevPAR)	$75	$100	(25.0)%
Singapore Operations:
Marina Bay Sands(1)
Total room revenues	$94	$64	46.9%
Occupancy rate	88.9%	65.4%	23.5	pts
Average daily room rate (ADR)	$296	$224	32.1%
Revenue per available room (RevPAR)	$263	$147	78.9%
U.S. Operations:
Las Vegas Operating Properties(2)
Total room revenues	$78	$152	(48.7)%
Occupancy rate	84.6%	65.0%	19.6	pts
Average daily room rate (ADR)	$247	$194	27.3%
Revenue per available room (RevPAR)	$209	$126	65.9%
__________________________
(1)During the six months ended June 30, 2022, approximately 500 rooms were under construction for renovation purposes.
(2)    The Las Vegas Operating Properties are classified as a discontinued operation. We completed the sale on February 23, 2022. Financial results are for the period through February 22, 2022.

Food and beverage revenues increased $10 million compared to the six months ended June 30, 2021. The increase was due to a $22 million increase driven by increased business volume at food and beverage outlets at Marina Bay Sands, partially offset by a $12 million decrease at our Macao operations.
Mall revenues decreased $7 million compared to the six months ended June 30, 2021. The decrease was primarily due to decreases of $8 million in overage rent and $7 million in base rent, and a $6 million government grant provided by the Singapore government in Q2 2021, partially offset by a $13 million decrease in rent concessions granted to our mall tenants in Singapore.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Six Months Ended June 30,(1)
	2022	2021	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$85	$95	(10.5)%
Mall gross leasable area (in square feet)	814,720	814,731	—%
Occupancy	75.1%	79.2%	(4.1)	pts
Base rent per square foot	$299	$297	0.7%
Tenant sales per square foot(2)	$1,169	$1,227	(4.7)%
Shoppes at Londoner
Total mall revenues	$26	$29	(10.3)%
Mall gross leasable area (in square feet)	605,429	520,941	16.2%
Occupancy	58.3%	60.9%	(2.6)	pts
Base rent per square foot	$141	$136	3.7%
Tenant sales per square foot(2)	$1,407	$1,058	33.0%
Shoppes at Parisian
Total mall revenues	$15	$20	(25.0)%
Mall gross leasable area (in square feet)	296,322	296,145	0.1%
Occupancy	73.2%	78.1%	(4.9)	pts
Base rent per square foot	$129	$147	(12.2)%
Tenant sales per square foot(2)	$475	$593	(19.9)%
Shoppes at Four Seasons
Total mall revenues	$67	$73	(8.2)%
Mall gross leasable area (in square feet)	248,663	244,104	1.9%
Occupancy	94.4%	93.9%	0.5	pts
Base rent per square foot	$544	$548	(0.7)%
Tenant sales per square foot(2)	$5,139	$5,389	(4.6)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$104	$86	20.9%
Mall gross leasable area (in square feet)	622,038	620,427	0.3%
Occupancy	99.7%	98.2%	1.5	pts
Base rent per square foot	$277	$267	3.7%
Tenant sales per square foot(2)	$2,051	$1,366	50.1%
__________________________
Note: This table excludes the results of our mall operations at Sands Macao. As a result of the COVID-19 Pandemic, tenants were provided rent concessions during the six months ended June 30, 2022 and 2021. Base rent per square foot presented above excludes the impact of these rent concessions.

(1)    As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of June 30, 2022 and 2021, they are identical to the summary presented herein for the three months ended June 30, 2022 and 2021, respectively.
(2)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
Convention, retail and other revenues increased $7 million compared to the six months ended June 30, 2021, due primarily to a $13 million increase at Marina Bay Sands, partially offset by a $6 million decrease at our Macao operations.
Operating Expenses
Our operating expenses consisted of the following:

	Six Months Ended June 30,
	2022	2021	Percent Change

	(Dollars in millions)
Casino	$913	$1,152	(20.7)%
Rooms	84	84	—%
Food and beverage	138	131	5.3%
Mall	37	31	19.4%
Convention, retail and other	46	41	12.2%
Provision for credit losses	6	6	—%
General and administrative	456	444	2.7%
Corporate	114	105	8.6%
Pre-opening	7	9	(22.2)%
Development	82	46	78.3%
Depreciation and amortization	520	513	1.4%
Amortization of leasehold interests in land	28	28	—%
Loss on disposal or impairment of assets	6	14	(57.1)%
Total operating expenses	$2,437	$2,604	(6.4)%
Operating expenses were $2.44 billion for the six months ended June 30, 2022, a decrease of $167 million compared to $2.60 billion for the six months ended June 30, 2021. The decrease was primarily driven by a $239 million increase in casino expenses.
Casino expenses decreased $239 million compared to the six months ended June 30, 2021. The decrease was primarily attributable to a decrease of $233 million in gaming taxes. The $614 million decrease in casino revenue at our Macao operating properties is subject to a 39% tax rate, whereas the $242 increase in casino revenue at Marina Bay Sands is subject to a lower tax rate.
Food and beverage expenses increased $7 million compared to the six months ended June 30, 2021. The increase was due to an increase of $12 million at Marina Bay Sands, due to the increased business volume at food outlets and banquets, partially offset by a decrease of $5 million at our Macao operations.
Convention, retail and other expenses increased $5 million compared to the six months ended June 30, 2021, primarily driven by an $6 million increase at Marina Bay Sands, partially offset by a $2 million decrease in ferry expenses resulting from decreases in operating and maintenance costs as ferries were under dry dock.
General and administrative expenses increased $12 million compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $19 million at Marina Bay Sands, partially offset by a decrease of $7 million at our Macao operations. The increase at Marina Bay Sands was primarily driven by increases in marketing, payroll and property operations costs. The decrease at our Macao operations was primarily driven by decreased marketing and property operations costs.
Corporate expenses increased $9 million compared to the to the six months ended June 30, 2021, primarily due to a $4 million increase in corporate payroll and related costs and $4 million in travel and related costs during the six months ended June 30, 2022.

Development expenses were $82 million for the six months ended June 30, 2022, compared to $46 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, the costs were associated with our evaluation and pursuit of new business opportunities primarily in Florida and Texas and digital gaming related efforts. Development costs are expensed as incurred.
Loss on disposal or impairment of assets decreased $8 million compared to the six months ended June 30, 2021, The losses incurred for the six months ended June 30, 2022 were primarily due to asset disposals related to aircraft parts of $4 million and asset disposal and demolition costs, primarily at The Londoner Macao, The Venetian Macao and Sands Macao, as well as at our Corporate offices. The losses incurred for the six months ended June 30, 2021 were primarily due to asset disposals and demolition costs related to The Londoner Macao.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Six Months Ended June 30,
	2022	2021	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$(2)	$190	(101.1)%
The Londoner Macao	(87)	(28)	210.7%
The Parisian Macao	(40)	(8)	400.0%
The Plaza Macao and Four Seasons Macao	49	114	(57.0)%
Sands Macao	(39)	(31)	25.8%
Ferry Operations and Other	(2)	(5)	(60.0)%
	(121)	232	(152.2)%
Marina Bay Sands	440	256	71.9%
Consolidated adjusted property EBITDA(1)	$319	$488	(34.6)%

Las Vegas Operating Properties (2)	$63	$4	1,475.0%
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

	Six Months Ended June 30,
	2022	2021

	(In millions)
Consolidated adjusted property EBITDA	$319	$488

Other Operating Costs and Expenses
Stock-based compensation(a)	(11)	(8)
Corporate	(114)	(105)
Pre-opening	(7)	(9)
Development	(82)	(46)
Depreciation and amortization	(520)	(513)
Amortization of leasehold interests in land	(28)	(28)
Loss on disposal or impairment of assets	(6)	(14)
Operating loss	(449)	(235)
Other Non-Operating Costs and Expenses
Interest income	18	2
Interest expense, net of amounts capitalized	(318)	(312)
Other expense	(31)	(7)
Income tax expense	(112)	(8)
Net loss from continuing operations	$(892)	$(560)
(a)During the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense of $29 million and $14 million, respectively, of which $18 million and $6 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
(2)    The Las Vegas Operating Properties are classified as a discontinued operation. We completed the sale on February 23, 2022. Financial results are for the period through February 22, 2022.
Adjusted property EBITDA at our Macao operations decreased $353 million compared to the six months ended June 30, 2021, primarily due to decreased casino, mall and room operations driven by decreased visitation at our properties as tighter boarder restrictions were introduced as a result of increased COVID-19 cases in Macao and the surrounding region.
Adjusted property EBITDA at Marina Bay Sands increased $184 million compared to the six months ended June 30, 2021. The increase was primarily due to increased casino and mall operations driven by increased visitation and loosened pandemic-related restrictions.
Discontinued Operations
Adjusted property EBITDA at our Las Vegas Operating Properties increased $59 million compared to the six months ended June 30, 2021. The increase was primarily due to increased casino and room operations driven by increased visitation to the property as capacity limits, restrictions on large gatherings and other restrictions were lifted, effective June 1, 2021, and the Las Vegas Operating Properties operated under pre-pandemic guidelines.

Interest Expense
The following table summarizes information related to interest expense:

	Six Months Ended June 30,
	2022	2021

	(Dollars in millions)
Interest cost	$320	$320
Less — capitalized interest	(2)	(8)
Interest expense, net	$318	$312
Weighted average total debt balance	$15,029	$14,466
Weighted average interest rate	4.3%	4.4%
Interest cost was flat compared to the six months ended June 30, 2021. The weighted average interest rate decreased from 4.4% to 4.3% during the six months ended June 30, 2022, primarily due to the extinguishment of the SCL 4.600% senior notes in Q3 2021.
Other Factors Affecting Earnings
Other expense was $31 million for the six months ended June 30, 2022, compared to other expense of $7 million for the six months ended June 30, 2021. Other expense during the six months ended June 30, 2022, was primarily attributable to $37 million of foreign currency transaction losses driven by U.S. dollar denominated debt held by SCL, partially offset by $6 million of foreign currency transaction gains driven by Singapore dollar denominated intercompany debt reported in U.S. dollars.
Our income tax expense was $112 million on a loss before income taxes of $780 million for the six months ended June 30, 2022, resulting in a 14.4% effective income tax rate. This compares to a 1.4% effective income tax rate for the six months ended June 30, 2021. The income tax expense for the six months ended June 30, 2022, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao. Our U.S. operations recorded tax benefits associated with the pre-tax book losses, primarily related to U.S. corporate and interest expense incurred during the six months ended June 30, 2022. Our income tax expense is based on the Company’s estimated annual effective tax rate for the year applied to year-to-date operating results in accordance with interim accounting guidance.
The net loss attributable to our noncontrolling interests was $228 million for the six months ended June 30, 2022, compared to $114 million for the six months ended June 30, 2021. These amounts were primarily related to the noncontrolling interest of SCL.
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

The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and six months ended June 30, 2022 and 2021:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended June 30, 2022
Mall revenues:
Minimum rents(1)	$44	$31	$8	$7	$36
Overage rents	—	1	2	—	9
Rent concessions(2)	(11)	(1)	—	(2)	2
Total overage rents and rent concessions	(11)	—	2	(2)	11
CAM, levies and direct recoveries	8	2	2	2	8
Total mall revenues	41	33	12	7	55
Mall operating expenses:
Common area maintenance	3	1	2	1	5
Marketing and other direct operating expenses	2	1	1	1	2
Mall operating expenses	5	2	3	2	7
Property taxes(4)	1	—	—	—	1
Mall-related expenses(5)	$6	$2	$3	$2	$8
For the three months ended June 30, 2021
Mall revenues:
Minimum rents(1)	$45	$30	$6	$7	$35
Overage rents	4	2	6	1	4
Rent concessions(2)	(8)	(1)	—	(1)	(7)
Total overage rents and rent concessions	(4)	1	6	—	(3)
CAM, levies and direct recoveries	8	3	3	3	7
Total mall revenues	49	34	15	10	39
Mall operating expenses:
Common area maintenance	3	2	3	1	4
Marketing and other direct operating expenses	2	—	—	1	1
Mall operating expenses	5	2	3	2	5
Property taxes(4)	—	—	—	—	1
Provision for credit losses	—	—	—	3	—
Mall-related expenses(5)	$5	$2	$3	$5	$6
For the six months ended June 30, 2022
Mall revenues:
Minimum rents(1)	$88	$61	$15	$13	$73
Overage rents	1	2	6	1	16
Rent concessions(2)	(19)	(1)	(1)	(3)	—
Total overage rents and rent concessions	(18)	1	5	(2)	16
CAM, levies and direct recoveries	15	5	6	4	15
Total mall revenues	85	67	26	15	104
Mall operating expenses:
Common area maintenance	6	2	3	2	9
Marketing and other direct operating expenses	4	3	2	2	3
Mall operating expenses	10	5	5	4	12
Property taxes(4)	1	—	—	—	2
Mall-related expenses(5)	$11	$5	$5	$4	$14

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the six months ended June 30, 2021
Mall revenues:
Minimum rents(1)	$91	$61	$14	$16	$72
Overage rents	6	8	10	2	8
Rent concessions(2)	(17)	(1)	(2)	(3)	(13)
Other(3)	—	—	—	—	6
Total overage rents, rent concessions and other	(11)	7	8	(1)	1
CAM, levies and direct recoveries	15	5	7	5	13
Total mall revenues	95	73	29	20	86
Mall operating expenses:
Common area maintenance	6	3	4	2	8
Marketing and other direct operating expenses	3	1	1	1	3
Mall operating expenses	9	4	5	3	11
Property taxes(4)	1	—	—	—	3
Provision for (recovery of) credit losses	(1)	—	—	3	—
Mall-related expenses(5)	$9	$4	$5	$6	$14
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
Macao
The Londoner Macao is the result of our renovation, expansion and rebranding of Sands Cotai Central, which included the addition of extensive thematic elements both externally and internally. The Londoner Macao presents a range of new attractions and features, including some of London’s most recognizable landmarks, such as the Houses of Parliament and the Elizabeth Tower (commonly known as "Big Ben"), and interactive guest experiences. The Integrated Resort features The Londoner Macao Hotel with 594 London-themed suites, including 14 exclusive Suites by David Beckham, Londoner Court with approximately 370 luxury suites and the 6,000-seat Londoner Arena. The Londoner Arena and the expansion of the Shoppes at Londoner have been completed during the first half of 2022.
We anticipate the total costs associated with The Londoner Macao development project described above and the completed The Grand Suites at Four Seasons to be approximately $2.20 billion, of which $2.11 billion was spent as of June 30, 2022. We expect to fund our developments through a combination of cash on hand, borrowings from the 2018 SCL Credit Facility and surplus from operating cash flows.
Singapore
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the Singapore Tourism Board (the “STB”) entered into a development agreement (the “Second Development Agreement”) pursuant to which MBS has agreed to construct a development, which will include a hotel tower with approximately 1,000 rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats (the “MBS Expansion Project”). The Second Development Agreement provides for a total project cost of approximately SGD 4.50 billion (approximately $3.23 billion at exchange rates in effect on June 30, 2022), which investment must be completed within eight years from the effective date of the agreement. On March 30, 2022, MBS and the STB entered into a letter agreement (the “Letter Agreement”) that amends the Second Development Agreement. The Letter Agreement extended the deadline for MBS to commence construction, as defined in the Second Development Agreement, by one year to April 8, 2023. The amount of the total project cost will be finalized as we complete design and development and begin construction. We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Second Development Agreement. On September 7, 2021, we amended the 2012 Singapore Credit Facility, which, among other things, extended the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project to March 31, 2022. We are in the process of reviewing the budget and timing of the MBS expansion based on the impact of the COVID-19 Pandemic and other factors. As a result, the construction cost estimate and construction schedule were not delivered to the lenders by the extended deadline, and we will not be permitted to make further draws on the Singapore Delayed Draw Term Facility until these items are delivered. We do not anticipate material spend related to the MBS Expansion Project prior to the delivery of these items to lenders.
We also began the approximately $1.0 billion renovation of Marina Bay Sands, which is expected to introduce world-class suites in Tower 1 and Tower 2, and substantially upgrade the overall guest experience for premium customers. This project is in addition to our previously announced plans for the MBS Expansion Project.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months Ended June 30,
	2022	2021

	(In millions)
Net cash used in operating activities from continuing operations	$(690)	$(105)
Cash flows from investing activities from continuing operations:
Capital expenditures	(335)	(448)
Proceeds from disposal of property and equipment	6	6
Acquisition of intangible assets and other	(103)	—
Net cash used in investing activities from continuing operations	(432)	(442)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	—	19
Tax withholding on vesting of equity awards	(1)	—
Proceeds from long-term debt	700	505
Repayments on long-term debt	(35)	(34)
Payments of financing costs	(9)	(8)
Transactions with discontinued operations	5,032	50
Net cash generated from financing activities from continuing operations	5,687	532

Net cash used in discontinued operations	—	(1)

Effect of exchange rate on cash, cash equivalents and restricted cash	(22)	(10)
Increase (decrease) in cash, cash equivalents and restricted cash	4,543	(26)
Cash, cash equivalents and restricted cash at beginning of period	1,925	2,137
Cash, cash equivalents and restricted cash at end of period	6,468	2,111
Less: cash, cash equivalents and restricted cash at end of period for discontinued operations	—	(38)
Cash, cash equivalents and restricted cash at end of period from continuing operations	$6,468	$2,073
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis or as a trade receivable, resulting in operating cash flows being generally affected by changes in operating income and accounts receivable. Net cash used in operating activities for the six months ended June 30, 2022, increased $585 million as compared to the six months ended June 30, 2021. The increased cash used for operations was primarily due to our Macao operations generating increased operating losses and working capital requirements due to the decrease in visitation resulting from COVID-19 travel restrictions across key China markets in 2022 and Macao experiencing COVID-19 cases in June 2022. This cash usage was partially offset by operating cash flows provided by MBS due to the acceleration of visitation and elimination of restrictions in Singapore over the course of the second quarter of 2022.
Cash Flows — Investing Activities
Capital expenditures for the six months ended June 30, 2022, totaled $335 million. Included in this amount was $151 million for construction and development activities in Macao, which consisted of $118 million for The Londoner Macao, $25 million for The Venetian Macao, $5 million for The Plaza Macao and Four Seasons Macao. $2 million for Sands Macao and $1 million for The Parisian Macao. Additionally, this amount included $147 million at Marina Bay Sands in Singapore and $37 million for corporate and other.

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
Cash Flows — Financing Activities
Net cash flows generated from financing activities were $5.69 billion for the six months ended June 30, 2022, which was primarily attributable to the net proceeds received from the sale of the Las Vegas Operating Properties of $4.89 billion. Additionally, $700 million was received from the drawdown of our SCL revolving facility. These items were partially offset by $35 million in repayments on long-term debt and $9 million in deferred offering costs relating to obtaining LVSC Revolving Facility lender consents to consummate the Las Vegas Sale.
Net cash flows generated from financing activities were $532 million for the six months ended June 30, 2021, which was primarily attributable to the proceeds of $505 million received from the drawdown of our SCL revolving facility.
Cash Flows — Discontinued Operations
Cash flows for discontinued operations for the six months ended June 30, 2022, were primarily attributable to $4.89 billion in net proceeds received from the sale of the Las Vegas Operating Properties, which were transferred to continuing operations.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments and operating cash flows.
On February 23, 2022, we closed the sale of our Las Vegas Operations. At closing, we received approximately $5.05 billion in cash proceeds, before transaction costs and income taxes. The net proceeds of approximately $4.37 billion, after working capital adjustments, transaction costs and the payment of income taxes throughout 2022, will be used for incremental liquidity and general corporate purposes, which may include capital expenditures and development activities. In connection with the closing of the sale we may be required to make certain payments (“Support Payments”) to OpCo. The Support Payments are payable on a monthly basis following the closing through the year ending December 31, 2023, based upon the performance of the Las Vegas Operations relative to certain agreed upon target metrics and subject to quarterly and annual adjustments. Our payment obligations are subject to an annual cap equal to $125 million for the annual period beginning July 1, 2022 and ending December 31, 2022 and $250 million for the annual period beginning January 1, 2023 and ending December 31, 2023. No Support Payments were made for the period post-close through June 30, 2022, and we do not anticipate making these payments.
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
We held unrestricted cash and cash equivalents of approximately $6.45 billion and restricted cash and cash equivalents of approximately $16 million as of June 30, 2022, which approximately $1.33 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.33 billion, approximately $951 million is available to be repatriated to the U.S. and we do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL.
We believe the cash on hand and cash flow generated from operations, as well as the $2.96 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit, and SGD 3.69 billion (approximately $2.65 billion at exchange rates in effect on June 30, 2022) under our Singapore Delayed Draw Term Facility as of June 30, 2022 (only available for draws after the construction cost estimate and construction schedule for the MBS Expansion Project have been delivered to the lenders), will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund the requirements in connection with the Macao concession renewal, our working capital needs, committed and planned capital expenditures, development opportunities and debt obligations. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure. During the six months ended June 30, 2022, SCL drew down $67 million and HKD 4.96 billion (approximately $632 million at exchange rates in effect on June 30, 2022) under its revolving credit facility for general corporate purposes.
We have suspended our quarterly dividend program beginning in April 2020, and SCL suspended its dividend payments after paying its interim dividend for 2019 on February 21, 2020.
We believe we have a strong balance sheet and sufficient liquidity in place, including access to available borrowing capacity under our credit facilities. We also believe we are well positioned to support our continuing operations, proceed with the requirements in connection with the Macao concession renewal and complete the major construction projects in Macao and Singapore that are underway and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow for non-essential items.

Aggregate Indebtedness and Other Contractual Obligations
As of June 30, 2022, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021, with the exception of the $700 million draw on the 2018 SCL Revolving Credit Facility and accompanying interest and the aggregate 0.50% per annum increase in fixed interest on the SCL Senior Notes due to a downgraded credit rating from Standard & Poor’s and Fitch; the increase being effective on the first payment date after the date of the respective downgrade. These transactions are summarized below:

	Payments Due During Period Ending December 31,
	2022(1)	2023 - 2024	2025 - 2026	Thereafter	Total

	(In millions)
Long-Term Debt Obligations(2)
2018 SCL Credit Facility — Revolving	$—	$1,447	$—	$—	$1,447
Fixed Interest Payments	158	692	573	520	1,943
Variable Interest Payments(3)	20	24	—	—	44
Total	$178	$2,163	$573	$520	$3,434
_______________________
(1)Represents the six-month period ending December 31, 2022.
(2)See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt” for further details on these financing transactions.
(3)Based on the 1-month rate as of June 30, 2022, London Interbank Offered Rate (“LIBOR”) and Hong Kong Interbank Offered Rate (“HIBOR”) of 1.79% and 0.87% plus the applicable interest rate spread in accordance with the respective debt agreement.
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
•our ability to maintain our gaming license and subconcession in Macao and Singapore, including the extension of our subconcession in Macao that expires on December 31, 2022 and the grant of any new concession in Macao;
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
As of June 30, 2022, the estimated fair value of our long-term debt was approximately $13.31 billion, compared to its contractual value of $15.47 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $238 million. A hypothetical 100 basis point change in London Inter-Bank Offered Rate (“LIBOR”), Hong Kong Inter-Bank Offered Rate (“HIBOR”) and Singapore Overnight Rate Average (“SORA”) would cause our annual interest cost on our long-term debt to change by approximately $43 million.
Foreign currency transaction losses were $31 million for the six months ended June 30, 2022, primarily due to U.S. dollar denominated debt issued by SCL and Singapore denominated intercompany debt reported in U.S. dollars. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of June 30, 2022, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $21 million, and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $54 million (net of the impact from the foreign currency swap agreements). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2022, and have concluded they are effective at the reasonable assurance level.
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

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1	Subordinated Term Loan Agreement, dated as of July 11, 2022, by and between Sands China Ltd., as the Borrower, and Las Vegas Sands Corp., as the Lender.
10.2
Amendment to the Subconcession Contract for the Operation of Games of Chance or Other Games in Casino in the Macao Special Administrative Region, dated as of June 23, 2022, by and between Venetian Macao Limited and Galaxy Casino, S.A.

10.3
Amendment to the Concession Contract for the Operation of Games of Chance or Other Games in Casino in the Macao Special Administrative Region, dated as of June 23, 2022, by and between the Macao Special Administrative Region and Galaxy Casino, S.A.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

July 22, 2022	By:	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

July 22, 2022	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)