Form 10-Q
period 2022-09-30
LAS VEGAS SANDS CORP
filed 2022-10-21
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32373
_________________________________________________________
LAS VEGAS SANDS CORP.
(Exact name of registration as specified in its charter)
_________________________________________________________

Nevada	27-0099920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5500 Haven Street
Las Vegas,	Nevada	89119
(Address of principal executive offices)		(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2022
Common Stock ($0.001 par value)	764,166,260 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,836	$1,854
Restricted cash and cash equivalents	—	16
Accounts receivable, net of provision for credit losses of $209 and $232	210	202
Inventories	23	22
Prepaid expenses and other	138	113
Current assets of discontinued operations held for sale	—	3,303
Total current assets	6,207	5,510
Loan receivable	1,208	—
Property and equipment, net	11,284	11,850
Restricted cash	289	—
Deferred income taxes, net	165	297
Leasehold interests in land, net	2,034	2,166
Intangible assets, net	62	19
Other assets, net	220	217
Total assets	$21,469	$20,059
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$91	$77
Construction payables	178	227
Other accrued liabilities	1,285	1,334
Income taxes payable	323	32
Current maturities of long-term debt	1,514	74
Current liabilities of discontinued operations held for sale	—	821
Total current liabilities	3,391	2,565
Other long-term liabilities	368	352
Deferred income taxes	150	173
Long-term debt	13,779	14,721
Total liabilities	17,688	17,811
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 shares issued, 764 shares outstanding	1	1
Treasury stock, at cost, 69 shares	(4,481)	(4,481)
Capital in excess of par value	6,675	6,646
Accumulated other comprehensive loss	(148)	(22)
Retained earnings (deficit)	1,853	(148)
Total Las Vegas Sands Corp. stockholders’ equity	3,900	1,996
Noncontrolling interests	(119)	252
Total equity	3,781	2,248
Total liabilities and equity	$21,469	$20,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$637	$533	$1,973	$2,241
Rooms	123	100	315	311
Food and beverage	82	42	198	148
Mall	119	165	416	469
Convention, retail and other	44	17	91	57
Net revenues	1,005	857	2,993	3,226
Operating expenses:
Casino	410	451	1,323	1,603
Rooms	41	40	125	124
Food and beverage	83	55	221	186
Mall	16	17	53	48
Convention, retail and other	27	21	73	62
Provision for credit losses	8	3	14	9
General and administrative	238	223	694	667
Corporate	53	64	167	169
Pre-opening	4	6	11	15
Development	26	13	108	59
Depreciation and amortization	260	262	780	775
Amortization of leasehold interests in land	14	14	42	42
Loss on disposal or impairment of assets	2	4	8	18
	1,182	1,173	3,619	3,777
Operating loss	(177)	(316)	(626)	(551)
Other income (expense):
Interest income	38	1	56	3
Interest expense, net of amounts capitalized	(183)	(157)	(501)	(469)
Other income (expense)	2	(12)	(29)	(19)
Loss on modification or early retirement of debt	—	(137)	—	(137)
Loss from continuing operations before income taxes	(320)	(621)	(1,100)	(1,173)
Income tax (expense) benefit	(60)	27	(172)	19
Net loss from continuing operations	(380)	(594)	(1,272)	(1,154)
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	99	46	75
Gain on disposal of discontinued operations, net of tax	—	—	2,861	—
Adjustment to gain on disposal of discontinued operations, net of tax	(1)	—	(4)	—
Income (loss) from discontinued operations, net of tax	(1)	99	2,903	75
Net income (loss)	(381)	(495)	1,631	(1,079)
Net loss attributable to noncontrolling interests from continuing operations	142	127	370	241
Net income (loss) attributable to Las Vegas Sands Corp.	$(239)	$(368)	$2,001	$(838)
Earnings (loss) per share - basic and diluted:
Loss from continuing operations	$(0.31)	$(0.61)	$(1.18)	$(1.20)
Income (loss) from discontinued operations, net of tax	—	0.13	3.80	0.10
Net income (loss) attributable to Las Vegas Sands Corp.	$(0.31)	$(0.48)	$2.62	$(1.10)
Weighted average shares outstanding:
Basic and diluted	764	764	764	764
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions) (Unaudited)
Net income (loss)	$(381)	$(495)	$1,631	$(1,079)
Currency translation adjustment	(64)	(26)	(129)	(62)
Cash flow hedge fair value adjustment	1	(2)	1	(2)
Total comprehensive income (loss)	(444)	(523)	1,503	(1,143)
Comprehensive loss attributable to noncontrolling interests	143	129	372	244
Comprehensive income (loss) attributable to Las Vegas Sands Corp.	$(301)	$(394)	$1,875	$(899)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at June 30, 2021	$1	$(4,481)	$6,634	$(6)	$343	$455	$2,946
Net loss	—	—	—	—	(368)	(127)	(495)
Currency translation adjustment	—	—	—	(24)	—	(2)	(26)
Cash flow hedge fair value adjustment	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	5	—	—	1	6
Balance at September 30, 2021	$1	$(4,481)	$6,639	$(32)	$(25)	$327	$2,429

Balance at January 1, 2021	$1	$(4,481)	$6,611	$29	$813	$565	$3,538
Net loss	—	—	—	—	(838)	(241)	(1,079)
Currency translation adjustment	—	—	—	(59)	—	(3)	(62)
Cash flow hedge fair value adjustment	—	—	—	(2)	—	—	(2)
Exercise of stock options	—	—	15	—	—	4	19
Stock-based compensation	—	—	13	—	—	2	15
Balance at September 30, 2021	$1	$(4,481)	$6,639	$(32)	$(25)	$327	$2,429

Balance at June 30, 2022	$1	$(4,481)	$6,665	$(86)	$2,092	$24	$4,215
Net loss	—	—	—	—	(239)	(142)	(381)
Currency translation adjustment	—	—	—	(63)	—	(1)	(64)
Cash flow hedge fair value adjustment	—	—	—	1	—	—	1
Stock-based compensation	—	—	10	—	—	—	10
Balance at September 30, 2022	$1	$(4,481)	$6,675	$(148)	$1,853	$(119)	$3,781

Balance at January 1, 2022	$1	$(4,481)	$6,646	$(22)	$(148)	$252	$2,248
Net income (loss)	—	—	—	—	2,001	(370)	1,631
Currency translation adjustment	—	—	—	(127)	—	(2)	(129)
Cash flow hedge fair value adjustment	—	—	—	1	—	—	1
Stock-based compensation	—	—	30	—	—	1	31
Tax withholding on vesting of equity awards	—	—	(1)	—	—	—	(1)
Balance at September 30, 2022	$1	$(4,481)	$6,675	$(148)	$1,853	$(119)	$3,781
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021

	(In millions) (Unaudited)
Cash flows from operating activities from continuing operations:
Net loss from continuing operations	$(1,272)	$(1,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	780	775
Amortization of leasehold interests in land	42	42
Amortization of deferred financing costs and original issue discount	43	38
Change in fair value of derivative asset/liability	(2)	(1)
Paid-in-kind interest income	(8)	—
Loss on modification or early retirement of debt	—	137
Loss on disposal or impairment of assets	7	8
Stock-based compensation expense	30	15
Provision for credit losses	14	9
Foreign exchange loss	28	22
Deferred income taxes	(28)	(17)
Changes in operating assets and liabilities:
Accounts receivable	(28)	72
Other assets	4	(12)
Accounts payable	15	(15)
Other liabilities	(465)	(264)
Net cash used in operating activities from continuing operations	(840)	(345)
Cash flows from investing activities from continuing operations:
Capital expenditures	(504)	(640)
Proceeds from disposal of property and equipment	9	7
Acquisition of intangible assets and other	(104)	(5)
Net cash used in investing activities from continuing operations	(599)	(638)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	—	19
Tax withholding on vesting of equity awards	(1)	—
Proceeds from long-term debt	700	2,451
Repayments of long-term debt	(50)	(1,852)
Payments of financing costs	(9)	(36)
Make-whole premium on early extinguishment of debt	—	(131)
Transactions with discontinued operations	5,032	111
Net cash generated from financing activities from continuing operations	5,672	562
Cash flows from discontinued operations:
Net cash generated from operating activities	149	159
Net cash generated from (used in) investing activities	4,883	(45)
Net cash provided (to) by continuing operations and (used in) financing activities	(5,032)	(112)
Net cash provided by discontinued operations	—	2
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	(33)	(17)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	4,200	(436)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	1,925	2,137
Cash, cash equivalents and restricted cash and cash equivalents at end of period	6,125	1,701
Less: cash and cash equivalents at end of period for discontinued operations	—	(41)
Cash, cash equivalents and restricted cash and cash equivalents at end of period for continuing operations	$6,125	$1,660
Supplemental disclosure of cash flow information
Cash payments for interest, net of amounts capitalized	$528	$534
Cash payments for taxes, net of refunds	$494	$84
Change in construction payables	$(49)	$(103)
Capitalized stock-based compensation costs	$1	$—
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
COVID-19 Pandemic Update
Macao
Visitation to the Macao Special Administrative Region (“Macao”) of the People’s Republic of China (“China”) remains substantially below pre-COVID-19 levels as a result of various government policies limiting or discouraging travel. Currently, visitors from mainland China in general may enter Macao without having to quarantine, subject to them holding the appropriate travel documents, a negative COVID-19 test result issued within a specified time period and a green health-code. On August 30, 2022, the Health Bureau announced that from September 1, 2022, individuals from 41 foreign countries will be allowed to enter Macao without prior authorization but will still be required to undergo a seven-day hotel quarantine. The Company’s operations in Macao will continue to be impacted and subject to changes in the government policies of Macao, China, Hong Kong and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19.
Following an outbreak in Macao in mid-June 2022, the Macao government announced a series of preventative measures (“State of Immediate Prevention”). Those included closure of a range of government, public and social facilities, with restaurants only permitted to offer take away services. Residential and commercial buildings with confirmed COVID-19 cases were required to implement various levels of access control. In addition to the health safeguards already in place, the Macao government implemented a series of mass nucleic acid tests (“NAT”) and rapid antigen tests for the general population.
On July 9, 2022, the Macao government ordered casinos and all non-essential businesses to close from July 11 to July 18 in an attempt to control an outbreak of COVID-19 in Macao, which was extended through July 22, 2022. On July 20, 2022, the Macao government announced a consolidation period, which would start on July 23, 2022 and end on July 30, 2022 whereby certain business activities would be allowed to resume limited operations, clarifying that casino operations could resume, but with a maximum capacity of 50% of casino staff working at any point.
On August 2, 2022, the State of Immediate Prevention was lifted and Macao entered a stabilization period until August 7, 2022, which allowed for the reopening of various public and social facilities and the resumption of restaurant dine-in services subject to the need to wear facemasks and present a negative NAT conducted within the past three days. On August 6, 2022, the quarantine period for fully-vaccinated visitors from Hong Kong, Taiwan and other overseas jurisdictions changed from “10+7” (10 days of hotel quarantine plus 7 days of self-health management) to “7+3” (7 days of hotel quarantine plus 3 days of self-health management). Restrictions on the number of casino staff working were lifted on August 15, 2022. Throughout August, various restrictions on movement between Macao and Zhuhai were progressively lifted by both the Macao and mainland China governments.
On September 19, 2022, the NAT requirement was extended from within 24 hours of travel to 48 hours for those travelers entering Zhuhai from Macao and on September 21, 2022, the NAT requirement was extended from within 48 hours of travel to seven days for those travelers entering mainland China from Macao by plane.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s Macao gaming operations remained open during the nine months ended September 30, 2022, with the exception of the casino closure in July 2022 mentioned above. Guest visitation to the properties, however, was adversely affected during this period due to the various outbreaks that occurred in Shanghai, Hong Kong, Guangdong and Macao, which resulted in tighter travel restrictions. The timing and manner in which our casinos, restaurants and shopping malls will reopen and/or operate at full capacity are currently unknown.
As with prior periods, in support of the Macao government’s initiatives to fight the COVID-19 Pandemic, throughout the nine months ended September 30, 2022 and in June and July in particular, the Company provided both towers of the Sheraton Grand Macao hotel and also The Parisian Macao hotel to the Macao government to house individuals for quarantine and medical observation purposes. The Parisian Macao hotel ceased operations as a medical observation facility on July 27, 2022, and the Sheraton Grand Macao hotel ceased operations as a quarantine and medical observation facility on September 23, 2022.
The Company’s ferry operations between Macao and Hong Kong remain suspended. The timing and manner in which the Company’s ferry operations will be able to resume are currently unknown.
The Company’s operations in Macao have been significantly impacted by the reduced visitation to Macao. The Macao government announced total visitation from mainland China to Macao decreased approximately 25.0% and 81.7%, during the nine months ended September 30, 2022, as compared to the same period in 2021 and 2019 (pre-pandemic), respectively. The Macao government also announced gross gaming revenue decreased approximately 53.1% and 85.6%, during the nine months ended September 30, 2022, as compared to the same period in 2021 and 2019, respectively.
Singapore
In Singapore, the Vaccinated Travel Framework (“VTF”) was launched on April 1, 2022, to facilitate the resumption of travel for all travelers, including short-term visitors. Under the VTF, all fully vaccinated travelers and non-fully vaccinated children aged 12 and below are permitted to enter Singapore, without entry approvals, and starting April 26, 2022, these travelers are no longer required to take a COVID-19 test before departing for Singapore. Operations at Marina Bay Sands will continue to be impacted and subject to changes in the government policies of Singapore and other jurisdictions in Asia, if any, addressing travel and public health measures associated with COVID-19.
Visitation to Marina Bay Sands continues to be impacted by the effects of the COVID-19 Pandemic; however, visitation has increased since restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased from approximately 172,000 in 2021 to 3.7 million in 2022 on a year-to-date basis, while visitation decreased 74.1% when compared to the same period in 2019. For the three months ended September 30, 2022, visitation decreased 55.9% when compared to the same period in 2019.
Summary
The disruptions arising from the COVID-19 Pandemic continued to have a significant adverse impact on the Company’s financial condition and operations during the nine months ended September 30, 2022. The duration and intensity of this global health situation and related disruptions are uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2022 will be material, but cannot be reasonably estimated at this time as it is unknown when the impact of the COVID-19 Pandemic will end, when or how quickly the current travel and operational restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business and the willingness of tourism patrons to spend on travel and entertainment and business patrons to spend on MICE.
While each of the Company’s properties were open with some operating at reduced levels due to lower visitation and required safety measures in place during the nine months ended September 30, 2022, the current economic and regulatory environment on a global basis and in each of the Company’s jurisdictions continue to evolve. The Company cannot predict the manner in which governments will react as the global and regional impact of the COVID-19 Pandemic changes over time, which could significantly alter the Company’s current operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company has a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $5.84 billion and access to $1.50 billion, $1.04 billion and $412 million of available borrowing capacity from the LVSC Revolving Facility, 2018 SCL Revolving Facility and 2012 Singapore Revolving Facility, respectively, as of September 30, 2022. The Company believes it is able to support continuing operations, complete the major construction projects that are underway, proceed with the Macao concession tendering process and respond to the current COVID-19 Pandemic challenges. The Company has taken various mitigating measures to manage through the current environment, including a cost reduction program to minimize cash outflow for non-essential items.
Macao Subconcession
Gaming in Macao is administered by the government through concession agreements awarded to three different concessionaires and three subconcessionaires, of which Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd.) is one. On June 23, 2022, an extension was approved and authorized by the Macao government and executed between VML and Galaxy Casino, S.A., pursuant to which the subconcession was extended from June 26, 2022 to December 31, 2022 (the “Amendment to the Subconcession Contract”). VML paid the Macao government 47 million patacas (approximately $6 million at exchange rates in effect at the time of the transaction) and provided a bank guarantee on September 20, 2022 of 2.31 billion patacas (approximately $289 million at exchange rates as defined in the bank guarantee contract) to secure the fulfillment of VML's payment obligations towards its employees should VML be unsuccessful in tendering for a new concession contract after its subconcession expires. Refer to “Note 4 — Restricted Cash and Cash Equivalents” for further information on the bank guarantee.
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
On June 21, 2022, the Macao Legislative Assembly passed a draft bill entitled Amendment to Law No. 16/2001 to amend Macao’s gaming law, which was published in the Macao Official Gazette on June 22, 2022 as Law No. 7/2022, and became effective on June 23, 2022 (the "Gaming Law"). Certain changes to the Gaming Law include a reduction in the maximum term of future gaming concessions to ten (10) years; authorization of up to six (6) gaming concession contracts; an increase in the minimum capital contribution of concessionaires to 5 billion patacas (approximately $618 million at exchange rates in effect on September 30, 2022); an increase in the percentage of the share capital of the concessionaire that must be held by the local managing director to 15%; a requirement that casinos be located in real estate owned by the concessionaire; and a prohibition of revenue sharing arrangements between gaming promoters and concessionaires.
On July 5, 2022, the Macao government published Administrative Regulation No. 28/2022 – Amendment of Administrative Regulation No. 26/2001, which sets forth the regulations governing the tender for gaming concessions in Macao. The regulation includes details on the process of bidding for the gaming concessions, qualifications of the companies bidding and the criteria for granting them.
On July 27, 2022, the Macao government officially launched the public tender process for the award of concessions for the operation of games of chance in casinos. VML submitted its bid for one of up to six gaming concessions on September 14, 2022. All bids received by the Macao government, of which there were a total of seven companies, including VML, were formally accepted in the tender. The Macao government has disclosed that it intends to complete the tender process and grant the new gaming concessions before the end of 2022.
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
The subconcession not being further extended or not obtaining a new gaming concession when the current subconcession expires and the potential impact if holders of the notes and the agent have the ability to, and make the election to, accelerate the repayment of the Company's debt would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The Company intends to follow the process for a concession renewal as indicated above.
Marina Bay Sands Gaming License
In April 2022, the Company paid 72 million Singapore dollars ("SGD," approximately $53 million at exchange rates in effect at the time of the transaction) to the Singapore Gambling Regulatory Authority as part of the process to renew its gaming license at Marina Bay Sands, which will now expire in April 2025.
Intercompany Loan Agreement with SCL
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
Upon closing, the Company received approximately $5.05 billion in cash proceeds, before transaction costs and working capital adjustments of $77 million, and recognized a gain on disposal of $3.61 billion, before income tax expense of $750 million, during the nine months ended September 30, 2022.
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
The Support Payments are payable on a monthly basis following the Closing through the year ending December 31, 2023, based upon the performance of the Las Vegas Operations relative to certain agreed upon target metrics and subject to quarterly and annual adjustments. The target metrics are measured against a benchmark annual EBITDAR (as defined in the Contingent Lease Support Agreement) of the Las Vegas Operations equal to $125 million for the period beginning October 1, 2022 and ending December 31, 2022, and $500 million for the period beginning January 1, 2023 and ending December 31, 2023. The Company’s remaining payment obligations are subject to a cap equal to $63 million for the period beginning October 1, 2022 and ending December 31, 2022, and $250 million for the period beginning January 1, 2023 and ending December 31, 2023. Each monthly Support Payment is subject to a prorated cap based on the annual cap. No Support Payments were made for the period post-Closing through September 30, 2022.
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
Las Vegas Operations
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table represents summarized income statement information of discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022(1)	2021

	(In millions)
Revenues:
Casino	$—	$141	$61	$304
Rooms	—	142	78	294
Food and beverage	—	70	43	146
Convention, retail and other	—	46	46	84
Net revenues	—	399	228	828
Resort operations expenses	—	172	107	434
Provision for credit losses	—	4	3	7
General and administrative	—	90	55	250
Depreciation and amortization	—	—	—	25
Loss on disposal or impairment of assets	—	2	—	5
Operating income	—	131	63	107
Interest expense	—	(3)	(2)	(10)
Other expense	—	(1)	(3)	—
Income from operations of discontinued operations	—	127	58	97
Gain on disposal of discontinued operations	—	—	3,611	—
Adjustment to gain on disposal of discontinued operations(2)	(1)	—	(4)	—
Income (loss) from discontinued operations, before income tax	(1)	127	3,665	97
Income tax expense	—	(28)	(762)	(22)
Net income (loss) from discontinued operations presented in the statement of operations	$(1)	$99	$2,903	$75

Adjusted Property EBITDA	$—	$132	$63	$136
__________________________
(1)    Includes the Las Vegas Operations financial results for the period from January 1, 2022 through February 22, 2022.
(2)    Primarily relates to the finalization of the working capital adjustment pursuant to the terms of the related agreements.
For the 53-day period ended February 22, 2022 and for the nine months ended September 30, 2021, the Company’s Las Vegas Operations were classified as a discontinued operation held for sale. The Company applied the intraperiod tax allocation rules to allocate the provision for income taxes between continuing operations and discontinued operations using the “with and without” approach. The Company calculated income tax expense from all financial statement components (continuing and discontinued operations), the “with” computation, and compared that to the income tax expense attributable to continuing operations, the “without” computation. The difference between the “with” and “without” computations was allocated to discontinued operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s effective income tax rate from discontinued operations was 20.8% and 22.7% for the nine months ended September 30, 2022 and 2021, respectively, which reflects the application of the “with and without” approach consistent with intraperiod tax allocation rules. The income tax on discontinued operations reflects a 21% corporate income tax rate on the Company’s Las Vegas Operations. The cash income tax expense as if the discontinued operations was a standalone enterprise and a separate taxpayer is $804 million. The Company files a U.S. consolidated income tax return inclusive of the discontinued operations, which allows the income from discontinued operations to utilize net operating loss carryforwards and operating losses from continuing operations, U.S. foreign tax credits and charitable contribution carryforwards. As of September 30, 2022, the Company had a U.S. cash tax payable of $144 million inclusive of the gain on sale of the Las Vegas Operations, after the payment of three installments in April, June and September 2022 totaling $462 million, with the remaining installment to be paid on December 15, 2022.
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
Loan receivables are carried at the outstanding principal amount. A provision for credit loss on loan receivables is established when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company determines this by considering several factors, including the credit risk and current financial condition of the borrower, the borrower’s ability to pay current obligations, historical trends, and economic and market conditions. The Company performs a credit quality assessment on the loan receivable on a quarterly basis and reviews the need for an allowance under FASB Accounting Standards Update No. 2016-13. The Company evaluates the extent and impact of any credit deterioration that could affect the performance and the value of the secured property, as well as the financial and operating capability of the borrower. The Company also evaluates and considers the overall economic environment, casino and hospitality industry and geographic sub-market in which the secured property is located. Based on the Company’s assessment of the credit quality of the loan receivable, the Company believes it will collect all contractual amounts due under the loan. Accordingly, no provision for credit losses on the loan receivable was established as of September 30, 2022.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Interest income is recorded on an accrual basis at the stated interest rate and is recorded in interest income in the accompanying condensed consolidated statements of operations. Interest income recognized on the loan was $8 million and $14 million during the three and nine months ended September 30, 2022, respectively.
The carrying value of the loan receivable is $1.21 billion as of September 30, 2022, compared to its estimated fair value of $1.06 billion. The fair value is estimated based on level 2 inputs and reflects the increase in market interest rates since finalizing the terms of the loan receivable at a fixed interest rate on March 2, 2021.
Note 4 — Restricted Cash and Cash Equivalents
Cash is considered restricted when withdrawal or general use is legally restricted. The Company determines current or noncurrent classification based on the expected duration of the restriction. The Company’s restricted cash and cash equivalents includes amounts held in a separate cash deposit account as collateral for a bank guarantee, as further described below.
As required by the Amendment to the Subconcession Contract, VML provided a bank guarantee in favor of the Macao government, on September 20, 2022 of 2.31 billion patacas (approximately $289 million at exchange rates as defined in the bank guarantee contract) to secure the fulfillment of VML's payment obligations towards its employees should VML be unsuccessful in tendering for a new concession contract after its subconcession expires. As stipulated in the bank guarantee contract, a minimum amount of 2.31 billion patacas or $289 million is required to be held within SCL’s cash deposit account as collateral in order to secure the bank guarantee. Any amount in excess of the minimum amount can be withdrawn from the cash deposit by SCL. The bank guarantee will remain in effect until canceled at the request or with the authorization of the Macao government and was classified as noncurrent restricted cash in the accompanying condensed consolidated balance sheets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 5 — Long-Term Debt
Long-term debt consists of the following:

	September 30, 2022	December 31, 2021

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $6 and $8, respectively)	$1,744	$1,742
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $2 and $3, respectively)	498	497
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $7 and $8, respectively)	993	992
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $6 and $7, respectively)	744	743
Macao Related(1):
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $7 and $9, respectively)	1,793	1,791
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $5 and $6, respectively)	795	794
2.300% Senior Notes due 2027 (net of unamortized original issue discount and deferred financing costs of $6 and $7, respectively)	694	693
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $14 and $15, respectively)	1,886	1,885
2.850% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $7)	643	643
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $8 and $9, respectively)	692	691
3.250% Senior Notes due 2031 (net of unamortized original issue discount and deferred financing costs of $6)	594	594
2018 SCL Credit Facility — Revolving	1,447	753
Other(2)	22	27
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $34 and $43, respectively)	2,703	2,902
2012 Singapore Credit Facility — Delayed Draw Term (net of unamortized deferred financing costs of $0 and $1, respectively)	43	45
Other(2)	2	3
	15,293	14,795
Less — current maturities	(1,514)	(74)
Total long-term debt	$13,779	$14,721
____________________
(1)Unamortized deferred financing costs of $64 million and $81 million as of September 30, 2022 and December 31, 2021, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in other assets, net, and prepaid expenses and other in the accompanying condensed consolidated balance sheets.
(2)Includes finance leases related to Macao and Singapore of $20 million and $1 million, respectively, as of September 30, 2022, and $24 million and $1 million, respectively, as of December 31, 2021.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
LVSC Revolving Facility
As of September 30, 2022, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
SCL Senior Notes
On February 16 and June 16, 2022, Standard & Poor’s (“S&P”) and Fitch, respectively, downgraded the credit rating for the Company and SCL to BB+. As a result of the downgrades, the coupon on each series of the outstanding SCL Senior Notes increased by 0.50% per annum, with a 0.25% per annum increase becoming effective on the first interest payment date after February 16, 2022 as it relates to S&P and an additional 0.25% increase per annum after June 16, 2022 as it relates to Fitch. This will result in an increase of $16 million in interest expense for the year ended December 31, 2022 and $36 million for each year thereafter through 2024, at which time this will decrease as the SCL Senior Notes are repaid based on each of their set maturity dates.
2018 SCL Credit Facility
During the nine months ended September 30, 2022, SCL drew down $67 million and 4.96 billion Hong Kong dollars (“HKD,” approximately $632 million at exchange rates in effect on September 30, 2022) under the facility for general corporate purposes.
As of September 30, 2022, SCL had $1.04 billion of available borrowing capacity under the 2018 SCL Revolving Facility comprised of HKD commitments of HKD 7.36 billion (approximately $937 million at exchange rates in effect on September 30, 2022) and U.S. dollar commitments of $99 million.
2012 Singapore Credit Facility
As of September 30, 2022, Marina Bay Sands Pte. Ltd. (“MBS”) had SGD 590 million (approximately $412 million at exchange rates in effect on September 30, 2022) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee for SGD 153 million (approximately $107 million at exchange rates in effect on September 30, 2022) pursuant to a development agreement.
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
Under the Fourth Amendment Agreement, outstanding loans bear interest at the Singapore Overnight Rate Average (“SORA”) with a credit spread adjustment of 0.19% per annum, plus an applicable margin ranging from 1.15% to 1.85% per annum, based on MBS’s consolidated leverage ratio (estimated interest rate set at approximately 4.25% as of September 30, 2022).
During 2021, the Company amended its 2012 Singapore Credit Facility, which, among other things, extended to March 31, 2022, the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project. The Company is in the process of reviewing the budget and timing of the MBS expansion based on the impact of the COVID-19 Pandemic and other factors. As a result, the construction cost estimate and construction schedule were not delivered to the lenders by the March 31, 2022 deadline. As of September 30, 2022, there is SGD 3.69 billion (approximately $2.57 billion at exchange rates in effect on September 30, 2022) left of total borrowing capacity, which is only available to be drawn under the Singapore Delayed Draw Term Facility after the construction cost estimate and construction schedule for the MBS Expansion Project are delivered to lenders. The Company does not anticipate material spend related to the MBS Expansion Project prior to the delivery of these items to the lenders.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Debt Covenant Compliance
As of September 30, 2022, management believes the Company was in compliance with all debt covenants. The Company amended its credit facilities to, among other things, waive the Company’s requirement to comply with certain financial covenant ratios through December 31, 2022 for LVSC and MBS and January 1, 2023 for SCL, which include a maximum leverage ratio or net debt to trailing twelve-months adjusted earnings before interest, income taxes, depreciation and amortization, calculated in accordance with the respective credit agreement, of 4.0x, 4.0x and 4.5x under the LVSC Revolving Facility, 2018 SCL Credit Facility and 2012 Singapore Credit Facility, respectively. The Company’s compliance with its financial covenants for periods beyond December 31, 2022 for MBS and LVSC and January 1, 2023 for SCL, could be affected by certain factors beyond the Company’s control, such as the impact of the COVID-19 Pandemic, including current travel, quarantine and border restrictions continuing in the future. The Company will pursue additional waivers to meet the required financial covenant ratios for periods beyond the current covenant waiver periods, if deemed necessary.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Nine Months Ended September 30,
	2022	2021

	(In millions)
Proceeds from 2027, 2029 and 2031 SCL Senior Notes	$—	$1,946
Proceeds from 2018 SCL Credit Facility	700	505
	$700	$2,451

Repayment on 2023 SCL Senior Notes	$—	$(1,800)
Repayments on 2012 Singapore Credit Facility	(45)	(46)
Repayments on Other Long-Term Debt	(5)	(6)
	$(50)	$(1,852)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of September 30, 2022 and December 31, 2021, was approximately $13.75 billion and $15.06 billion, respectively, compared to its contractual value of $15.38 billion and $14.90 billion, respectively. The estimated fair value of the Company’s long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).
Note 6 — Accounts Receivable, Net and Customer Contract Related Liabilities
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
Accounts receivable, net, consists of the following:

	September 30, 2022	December 31, 2021

	(In millions)
Casino	$317	$313
Rooms	28	13
Mall	34	91
Other	40	17
	419	434
Less - provision for credit losses	(209)	(232)
	$210	$202
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	2022	2021

	(In millions)
Balance at January 1	$232	$255
Current period provision for credit losses	14	9
Write-offs	(30)	(20)
Exchange rate impact	(7)	(3)
Balance at September 30	$209	$241
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2022	2021	2022	2021	2022	2021

	(In millions)
Balance at January 1	$74	$197	$61	$62	$618	$633
Balance at September 30	92	112	68	63	611	599
Increase (decrease)	$18	$(85)	$7	$1	$(7)	$(34)
____________________
(1)Of this amount, $148 million and $145 million as of September 30 and January 1, 2022, respectively, and $148 million and $152 million as of September 30 and January 1, 2021, respectively, relate to mall deposits that are accounted for based on lease terms usually greater than one year.
Note 7 — Equity and Earnings (Loss) Per Share
Common stock
Repurchase Program
In June 2018, the Company's Board of Directors authorized the repurchase of $2.50 billion of its outstanding common stock, which was to expire in November 2020. In October 2020, the Company's Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022, and in October 2022, the Company’s Board of Directors authorized the further extension of the expiration date of the remaining repurchase amount of $916 million to November 2024. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions. All share repurchases of the Company's common stock have been recorded as treasury stock.
Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	764	764	764	764
Potential dilution from stock options and restricted stock and stock units	—	—	—	—
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	764	764	764	764
Antidilutive stock options excluded from the calculation of diluted earnings per share	15	9	15	8
Note 8 — Income Taxes
The Company’s effective income tax rate from continuing operations was 15.6% for the nine months ended September 30, 2022, compared to (1.6)% for the nine months ended September 30, 2021. The effective income tax rate for the nine months ended September 30, 2022, reflects a 17% statutory tax rate on the Company’s Singapore operations and a 21% corporate income tax rate on its domestic operations. In September 2022, the Company

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
received an additional exemption from Macao’s corporate income tax on profits generated by the operation of casino games of chance for the period beginning June 27, 2022 through December 31, 2022. During the three months ended September 30, 2022, the Company recorded a valuation allowance of $32 million related to certain U.S. foreign tax credits, which it no longer expects to utilize. In accordance with the interim accounting guidance, the Company calculated an estimated annual effective tax rate based on expected annual income and statutory rates in the jurisdictions in which the Company operates. This estimated annual effective tax rate is applied to actual year-to-date operating results to determine the provision for income taxes. For the nine months ended September 30, 2022, the combination of losses in the U.S. and Macao and taxable income in Singapore resulted in a tax expense of $172 million on a loss before income taxes of $1.10 billion. During the nine months ended September 30, 2021, the Company recorded a valuation allowance of $20 million related to certain U.S. foreign tax credits, which it no longer expects to utilize due to lower forecasted U.S. taxable income in years following the sale of the Las Vegas Operations.
The Inflation Reduction Act (“IRA”) of 2022 was signed into law on August 16, 2022. The IRA contains numerous provisions including a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-year period effective in tax years beginning after December 31, 2022. Applicable corporations would be allowed to claim a credit for the corporate minimum tax paid against regular tax in future years. The IRA also includes a 1% excise tax on corporate stock repurchases beginning January 1, 2023. The CAMT could impact our future cash flows and results of operations. The Internal Revenue Service has been granted broad authority to issue regulations or other guidance that could clarify how these taxes will be applied. The Company will continue to evaluate the impact of the IRA as additional information becomes available.
Note 9 — Leases
Lessor
Lease revenue for the Company’s mall operations consists of the following:

	Three Months Ended September 30,
	2022		2021
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$119	$—	$124	$—
Overage rents	16	—	34	—
Rent concessions(1)	(37)	—	(16)	—
Total overage rents, rent concessions and other	(21)	—	18	—
	$98	$—	$142	$—

	Nine Months Ended September 30,
	2022		2021
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$369	$1	$381	$1
Overage rents	42	—	68	—
Rent concessions(1)	(61)	—	(53)	—
Other(2)	—	—	6	—
Total overage rents, rent concessions and other	(19)	—	21	—
	$350	$1	$402	$1
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
On January 19, 2012, AAEC filed another claim (the “Macao Action”) with the Macao Judicial Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim was for 3.0 billion patacas (approximately $371 million at exchange rates in effect on September 30, 2022). The Macao Action alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao Action with the Macao Judicial Court and amended the defense on January 4, 2013.
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
On July 15, 2019, AAEC submitted a request to the Macao Judicial Court to increase the amount of its claim to 96.45 billion patacas (approximately $11.93 billion at exchange rates in effect on September 30, 2022), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022 in due course at the enforcement stage. On September 4, 2019, the Macao Judicial Court allowed AAEC’s request to increase the amount of its claim. On September 17, 2019, the U.S. Defendants appealed the decision granting AAEC’s request and that appeal is currently pending.

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
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on September 30, 2022) based on Plaintiff’s July 15, 2019 amendment of its claim amount. By motion dated July 20, 2021, the U.S. Defendants moved the Macao Judicial Court for an order withdrawing that invoice on the grounds that it was procedurally improper and conflicted with rights guaranteed in Macao’s Basic Law. The Macao Judicial Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021, and that appeal is currently pending. By order dated September 29, 2021, the Macao Judicial Court ordered that the invoice for supplemental court fees be stayed pending resolution of that appeal.
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
From December 17, 2021 to January 19, 2022, Plaintiff submitted additional documents to the court file and disclosed written reports from two purported experts, who calculated Plaintiff’s damages at 57.88 billion patacas and 62.29 billion patacas (approximately $7.16 billion and $7.70 billion, respectively, at exchange rates in effect on September 30, 2022). In response, the U.S. Defendants moved to exclude those materials or, in the alternative, to require additional testimony from relevant witnesses. By order dated January 19, 2022, the Macao Judicial Court denied the U.S. Defendants’ motion and ruled that the materials could be included in the court file with the probative value of their contents to be determined by the Court.
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
Plaintiff filed a notice of appeal from the Macao Judicial Court’s judgment on May 13, 2022. Plaintiff filed its appeal brief on July 5, 2022, and the U.S. Defendants filed their response brief on September 19, 2022. That appeal is currently pending with the Macao Second Instance Court.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
On September 19, 2022, the U.S. Defendants were notified of an invoice for appeal court fees totaling 48 million patacas (approximately $6 million at exchange rates in effect on September 30, 2022). By motion dated September 29, 2022, the U.S. Defendants moved the Macao Judicial Court for an order withdrawing that invoice. That motion is currently pending with the Macao Judicial Court.
Management has determined that, based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
The Daniels Family 2001 Revocable Trust v. LVSC, et al.
On October 22, 2020, The Daniels Family 2001 Revocable Trust, a putative purchaser of the Company’s shares, filed a purported class action complaint in the U.S. District Court against LVSC, Sheldon G. Adelson and Patrick Dumont. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and alleges that LVSC made materially false or misleading statements, or failed to disclose material facts, from February 27, 2016 through September 15, 2020, with respect to its operations at the Marina Bay Sands, its compliance with Singapore laws and regulations, and its disclosure controls and procedures. On January 5, 2021, the U.S. District Court entered an order appointing Carl S. Ciaccio and Donald M. DeSalvo as lead plaintiffs (“Lead Plaintiffs”). On March 8, 2021, Lead Plaintiffs filed a purported class action amended complaint against LVSC, Sheldon G. Adelson, Patrick Dumont, and Robert G. Goldstein, alleging similar violations of Sections 10(b) and 20(a) of the Exchange Act over the same time period of February 27, 2016 through September 15, 2020. On March 22, 2021, the U.S. District Court granted Lead Plaintiffs’ motion to substitute Dr. Miriam Adelson, in her capacity as the Special Administrator for the estate of Sheldon G. Adelson, for Sheldon G. Adelson as a defendant in this action. On May 7, 2021, the defendants filed a motion to dismiss the amended complaint. Lead Plaintiffs filed an opposition to the motion to dismiss on July 6, 2021, and the defendants filed their reply on August 5, 2021. On March 28, 2022, the U.S. District Court entered an order dismissing the amended complaint in its entirety. The U.S. District Court dismissed certain claims with prejudice but granted Lead Plaintiffs leave to amend the complaint with respect to the other claims by April 18, 2022. On April 8, 2022, Lead Plaintiffs filed a Motion for Reconsideration and to Extend Time to File the Amended Complaint, requesting the U.S. District Court reconsider certain aspects of its March 28, 2022 order, and to extend the deadline for Lead Plaintiffs to file an amended complaint. The defendants filed an opposition to the motion on April 22, 2022. On April 18, 2022, Lead Plaintiffs filed a second amended complaint. On May 18, 2022, the defendants filed a motion to dismiss the second amended complaint. Lead Plaintiffs filed an opposition to the motion to dismiss on June 17, 2022, and the defendants filed their reply on July 8, 2022. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 11 — Segment Information
The Company’s principal operating and developmental activities occur in two geographic areas: Macao and Singapore. The Company reviews the results of operations and construction and development activities for each of its operating segments: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; Sands Macao; and Marina Bay Sands. The Company has included Ferry Operations and Other (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to its properties in Macao) and Corporate and Other to reconcile to the condensed consolidated results of operations and financial condition. The operations that comprised the Company’s former Las Vegas Operating Properties reportable business segment were classified as a discontinued operation and the information below for the three and nine months ended September 30, 2022 and 2021, excludes these results.
The Company’s segment information as of September 30, 2022 and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Three Months Ended September 30, 2022
Macao:
The Venetian Macao	$60	$10	$3	$27	$4	$104
The Londoner Macao	24	10	4	9	10	57
The Parisian Macao	8	5	1	5	2	21
The Plaza Macao and Four Seasons Macao	27	5	2	23	—	57
Sands Macao	8	1	1	1	—	11
Ferry Operations and Other	—	—	—	—	8	8
	127	31	11	65	24	258
Marina Bay Sands	510	92	71	55	28	756
Intercompany royalties	—	—	—	—	28	28
Intercompany eliminations(1)	—	—	—	(1)	(36)	(37)
Total net revenues	$637	$123	$82	$119	$44	$1,005

Three Months Ended September 30, 2021
Macao:
The Venetian Macao	$176	$18	$6	$49	$4	$253
The Londoner Macao	80	22	6	13	2	123
The Parisian Macao	75	12	4	10	1	102
The Plaza Macao and Four Seasons Macao	44	11	3	52	1	111
Sands Macao	16	2	2	—	—	20
Ferry Operations and Other	—	—	—	—	7	7
	391	65	21	124	15	616
Marina Bay Sands	142	35	21	41	10	249
Intercompany royalties	—	—	—	—	16	16
Intercompany eliminations(1)	—	—	—	—	(24)	(24)
Total net revenues	$533	$100	$42	$165	$17	$857

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Nine Months Ended September 30, 2022
Macao:
The Venetian Macao	$308	$38	$12	$112	$11	$481
The Londoner Macao	145	43	19	35	15	257
The Parisian Macao	83	23	7	20	4	137
The Plaza Macao and Four Seasons Macao	120	20	7	90	1	238
Sands Macao	39	5	3	1	—	48
Ferry Operations and Other	—	—	—	—	22	22
	695	129	48	258	53	1,183
Marina Bay Sands	1,278	186	150	159	61	1,834
Intercompany royalties	—	—	—	—	78	78
Intercompany eliminations(1)	—	—	—	(1)	(101)	(102)
Total net revenues	$1,973	$315	$198	$416	$91	$2,993

Nine Months Ended September 30, 2021
Macao:
The Venetian Macao	$749	$61	$19	$144	$11	$984
The Londoner Macao	304	69	22	43	11	449
The Parisian Macao	203	41	13	30	3	290
The Plaza Macao and Four Seasons Macao	233	34	12	125	2	406
Sands Macao	84	7	4	1	1	97
Ferry Operations and Other	—	—	—	—	22	22
	1,573	212	70	343	50	2,248
Marina Bay Sands	668	99	78	127	30	1,002
Intercompany royalties	—	—	—	—	66	66
Intercompany eliminations(1)	—	—	—	(1)	(89)	(90)
Total net revenues	$2,241	$311	$148	$469	$57	$3,226
____________________
(1)Intercompany eliminations include royalties and other intercompany services.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$2	$—	$5	$2
The Londoner Macao	—	1	—	1
Ferry Operations and Other	6	5	17	17
	8	6	22	20
Marina Bay Sands	1	2	2	4
Intercompany royalties	28	16	78	66
Total intersegment revenues	$37	$24	$102	$90

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$(37)	$40	$(39)	$230
The Londoner Macao	(60)	(33)	(147)	(61)
The Parisian Macao	(37)	5	(77)	(3)
The Plaza Macao and Four Seasons Macao	6	42	55	156
Sands Macao	(22)	(21)	(61)	(52)
Ferry Operations and Other	(2)	(1)	(4)	(6)
	(152)	32	(273)	264
Marina Bay Sands	343	15	783	271
Consolidated adjusted property EBITDA(1)	191	47	510	535
Other Operating Costs and Expenses
Stock-based compensation(2)	(9)	—	(20)	(8)
Corporate	(53)	(64)	(167)	(169)
Pre-opening	(4)	(6)	(11)	(15)
Development	(26)	(13)	(108)	(59)
Depreciation and amortization	(260)	(262)	(780)	(775)
Amortization of leasehold interests in land	(14)	(14)	(42)	(42)
Loss on disposal or impairment of assets	(2)	(4)	(8)	(18)
Operating loss	(177)	(316)	(626)	(551)
Other Non-Operating Costs and Expenses
Interest income	38	1	56	3
Interest expense, net of amounts capitalized	(183)	(157)	(501)	(469)
Other income (expense)	2	(12)	(29)	(19)
Loss on modification or early retirement of debt	—	(137)	—	(137)
Income tax (expense) benefit	(60)	27	(172)	19
Net loss from continuing operations	$(380)	$(594)	$(1,272)	$(1,154)
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
(2)During the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense of $18 million and $3 million, respectively, of which $9 million and $3 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense of $47 million and $17 million, respectively, of which $27 million and $9 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

	Nine Months Ended September 30,
	2022	2021

	(In millions)
Capital Expenditures
Corporate and Other	$50	$25
Macao:
The Venetian Macao	35	50
The Londoner Macao	153	440
The Parisian Macao	2	3
The Plaza Macao and Four Seasons Macao	7	15
Sands Macao	2	4
Ferry Operations and Other	—	1
	199	513
Marina Bay Sands	255	102
Total capital expenditures	$504	$640

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	September 30, 2022	December 31, 2021

	(In millions)
Total Assets
Corporate and Other	$5,652	$1,357
Macao:
The Venetian Macao	1,753	2,087
The Londoner Macao	4,288	4,494
The Parisian Macao	1,847	1,962
The Plaza Macao and Four Seasons Macao	1,033	1,145
Sands Macao	213	253
Ferry Operations and Other	1,125	132
	10,259	10,073
Marina Bay Sands	5,558	5,326
Total assets	$21,469	$16,756

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
On February 23, 2022, we closed the sale of our Las Vegas real property and operations including The Venetian Resort Las Vegas and the Sands Expo and Convention Center (the “Las Vegas Operations”) for $6.25 billion (the “Las Vegas Sale”). At closing, we received approximately $5.05 billion in cash proceeds, before transaction costs and working capital adjustments of $77 million, a $1.20 billion seller financing loan and recognized a gain on disposal of $3.61 billion, before income tax expense of $750 million, during the nine months ended September 30, 2022.
COVID-19 Pandemic Update
Visitation to the Macao Special Administrative Region (“Macao”) of the People’s Republic of China (“China”) remains substantially below pre-COVID-19 levels as a result of various government policies limiting or discouraging travel. Currently, visitors from mainland China in general may enter Macao without having to quarantine, subject to them holding the appropriate travel documents, a negative COVID-19 test result issued within a specified time period and a green health-code. On August 30, 2022, the Health Bureau announced that from September 1, 2022, individuals from 41 foreign countries will be allowed to enter Macao without prior authorization but will still be required to undergo a seven-day hotel quarantine. Our operations in Macao will continue to be impacted and subject to changes in the government policies of Macao, China, Hong Kong and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19.
Following an outbreak in Macao in mid-June 2022, the Macao government announced a series of preventative measures (“State of Immediate Prevention”). Those included closure of a range of government, public and social facilities, with restaurants only permitted to offer take away services. Residential and commercial buildings with confirmed COVID-19 cases were required to implement various levels of access control. In addition to the health safeguards already in place, the Macao government implemented a series of mass nucleic acid tests (“NAT”) and rapid antigen tests for the general population.
On July 9, 2022, the Macao government ordered casinos and all non-essential businesses to close from July 11 to July 18 in an attempt to control an outbreak of COVID-19 in Macao, which was extended through July 22, 2022. On July 20, 2022, the Macao government announced a consolidation period, which would start on July 23, 2022 and end on July 30, 2022 whereby certain business activities would be allowed to resume limited operations, clarifying that casino operations could resume, but with a maximum capacity of 50% of casino staff working at any point.
On August 2, 2022, the State of Immediate Prevention was lifted and Macao entered a stabilization period until August 7, 2022, which allowed for the reopening of various public and social facilities and the resumption of restaurant dine-in services subject to the need to wear facemasks and present a negative NAT conducted within the past three days. On August 6, 2022, the quarantine period for fully-vaccinated visitors from Hong Kong, Taiwan and other overseas jurisdictions changed from “10+7” (10 days of hotel quarantine plus 7 days of self-health management) to “7+3” (7 days of hotel quarantine plus 3 days of self-health management). Restrictions on the number of casino staff working were lifted on August 15, 2022. Throughout August, various restrictions on movement between Macao and Zhuhai were progressively lifted by both the Macao and mainland China governments.

On September 19, 2022, the NAT requirement was extended from within 24 hours of travel to 48 hours for those travelers entering Zhuhai from Macao and on September 21, 2022, the NAT requirement was extended from within 48 hours of travel to seven days for those travelers entering mainland China from Macao by plane.
Our Macao gaming operations remained open during the nine months ended September 30, 2022, with the exception of the casino closure in July 2022 mentioned above. Guest visitation to the properties, however, was adversely affected during this period due to the various outbreaks that occurred in Shanghai, Hong Kong, Guangdong and Macao, which resulted in tighter travel restrictions. The timing and manner in which our casinos, restaurants and shopping malls will reopen and/or operate at full capacity are currently unknown.
As with prior periods, in support of the Macao government’s initiatives to fight the COVID-19 Pandemic, throughout the nine months ended September 30, 2022 and in June and July in particular, we provided both towers of the Sheraton Grand Macao hotel and also The Parisian Macao hotel to the Macao government to house individuals for quarantine and medical observation purposes. The Parisian Macao hotel ceased operations as a medical observation facility on July 27, 2022, and the Sheraton Grand Macao hotel ceased operations as a quarantine and medical observation facility on September 23, 2022.
Our ferry operations between Macao and Hong Kong remain suspended. The timing and manner in which our ferry operations will be able to resume are currently unknown.
Our Macao operations have been significantly impacted by the reduced visitation to Macao. The Macao government announced total visitation from mainland China to Macao decreased approximately 25.0% and 81.7%, during the nine months ended September 30, 2022, as compared to the same period in 2021 and 2019 (pre-pandemic), respectively. The Macao government also announced gross gaming revenue decreased approximately 53.1% and 85.6%, during the nine months ended September 30, 2022, as compared to the same period in 2021 and 2019, respectively.
In Singapore, the Vaccinated Travel Framework (“VTF”) was launched on April 1, 2022, to facilitate the resumption of travel for all travelers, including short-term visitors. Under the VTF, all fully vaccinated travelers and non-fully vaccinated children aged 12 and below are permitted to enter Singapore, without entry approvals, and starting April 26, 2022, these travelers are no longer required to take a COVID-19 test before departing for Singapore. Operations at Marina Bay Sands will continue to be impacted and subject to changes in the government policies of Singapore and other jurisdictions in Asia, if any, addressing travel and public health measures associated with COVID-19.
Visitation to Marina Bay Sands continues to be impacted by the effects of the COVID-19 Pandemic; however, visitation has increased since restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased from approximately 172,000 in 2021 to 3.7 million in 2022 on a year-to-date basis, while visitation decreased 74.1% when compared to the same period in 2019. For the three months ended September 30, 2022, visitation decreased 55.9% when compared to the same period in 2019. The latest available statistics show that passenger traffic at Changi Airport has been on the rise reaching approximately 3.3 million in August 2022, up from approximately 2.9 million in June 2022, and is at 56% of pre-pandemic levels as the travel industry continues to recover from the impact of COVID-19.
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
While our properties were open and some operating at reduced levels due to lower visitation and required safety measures in place as described above during the nine months ended September 30, 2022, the current economic and regulatory environment on a global basis and in each of our jurisdictions continue to evolve. We cannot predict the manner in which governments will react as the global and regional impact of the COVID-19 Pandemic changes over time, which could significantly alter our current operations.

We have a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $5.84 billion and access to $1.50 billion, $1.04 billion and $412 million of available borrowing capacity from our LVSC Revolving Facility, 2018 SCL Revolving Facility and 2012 Singapore Revolving Facility, respectively, as of September 30, 2022. We believe we are able to support continuing operations, complete the major construction projects that are underway, proceed with the Macao concession tendering process and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow for non-essential items.
Macao Subconcession
Gaming in Macao is administered by the government through concession agreements awarded to three different concessionaires and three subconcessionaires, of which Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd.) is one. On June 23, 2022, an extension was approved and authorized by the Macao government and executed between VML and Galaxy Casino, S.A., pursuant to which the subconcession has been extended from June 26, 2022 to December 31, 2022. VML paid the Macao government 47 million patacas (approximately $6 million at exchange rates in effect at the time of the transaction) and provided a bank guarantee on September 20, 2022 of 2.31 billion patacas (approximately $289 million at exchange rates as defined in the bank guarantee contract) to secure the fulfillment of VML's payment obligations towards its employees should VML be unsuccessful in tendering for a new concession contract after its subconcession expires.
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
On June 21, 2022, the Macao Legislative Assembly passed a draft bill entitled Amendment to Law No. 16/2001 to amend Macao’s gaming law, which was published in the Macao Official Gazette on June 22, 2022 as Law No. 7/2022, and became effective on June 23, 2022 (the "Gaming Law"). Certain changes to the Gaming Law include a reduction in the maximum term of future gaming concessions to ten (10) years; authorization of up to six (6) gaming concession contracts; an increase in the minimum capital contribution of concessionaires to 5 billion patacas (approximately $618 million at exchange rates in effect on September 30, 2022); an increase in the percentage of the share capital of the concessionaire that must be held by the local managing director to 15%; a requirement that casinos be located in real estate owned by the concessionaire; and a prohibition of revenue sharing arrangements between gaming promoters and concessionaires.
On July 5, 2022, the Macao government published Administrative Regulation No. 28/2022 – Amendment of Administrative Regulation No. 26/2001, which sets forth the regulations governing the tender for gaming concessions in Macao. The regulation includes details on the process of bidding for the gaming concessions, qualifications of the companies bidding and the criteria for granting them.
On July 27, 2022, the Macao government officially launched the public tender process for the award of concessions for the operation of games of chance in casinos. VML submitted its bid for one of up to six gaming concessions on September 14, 2022. All bids received by the Macao government, of which there were a total of seven companies, including VML, were formally accepted in the tender. The Macao government has disclosed that it intends to complete the tender process and grant the new gaming concessions before the end of 2022.
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
The subconcession not being further extended or not obtaining a new gaming concession when our current subconcession expires and the potential impact if holders of the notes and the agent have the ability to, and make the election to, accelerate the repayment of our debt would have a material adverse effect on our business, financial condition, results of operations and cash flows. We intend to follow the process for a concession renewal as indicated above.
Inflation Reduction Act
The Inflation Reduction Act (“IRA”) of 2022 was signed into law on August 16, 2022. The IRA contains numerous provisions including a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-year period effective in tax years beginning after December 31, 2022. Applicable corporations would be allowed to claim a credit for the corporate minimum tax paid against regular tax in future years. The IRA also includes a 1% excise tax on corporate stock repurchases beginning January 1, 2023. The CAMT could impact our future cash flows and results of operations. The Internal Revenue Service has been granted broad authority to issue regulations or other guidance that could clarify how these taxes will be applied. We will continue to evaluate the impact of the IRA as additional information becomes available.
Marina Bay Sands Gaming License
In April 2022, we paid 72 million Singapore dollars ("SGD," approximately $53 million at exchange rates in effect at the time of the transaction) to the Singapore Gambling Regulatory Authority as part of the process to renew its gaming license at Marina Bay Sands, which will now expire in April 2025.
Intercompany Loan Agreement with SCL
On July 11, 2022, we entered into an intercompany term loan agreement with SCL, a related party, in the amount of $1.0 billion, which is repayable on July 11, 2028. In the first two years from July 11, 2022, SCL will have the option to elect to pay cash interest at 5% per annum or payment-in-kind interest at 6% per annum by adding the amount of such interest to the then-outstanding principal amount of the loan, following which only cash interest at 5% per annum will be payable. This loan is unsecured, subordinated to all third party unsecured indebtedness and other obligations of SCL and its subsidiaries and is eliminated in consolidation.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2021 Annual Report on Form 10-K filed on February 4, 2022.
There were no newly identified significant accounting estimates during the nine months ended September 30, 2022, nor were there any material changes to the critical accounting policies and estimates discussed in our 2021 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”

Operating Results
Key Operating Revenue Measurements
Operating revenues at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Marina Bay Sands and our Las Vegas Operating Properties, prior to its sale on February 23, 2022, are dependent upon the volume of patrons who stay at the hotel, which affects the price charged for hotel rooms and our gaming volume. Operating revenues at Sands Macao are principally driven by the volume of gaming patrons who visit the property on a daily basis.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.15% to 3.45% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 25.6%, 22.5%, 24.0%, 26.1%, 18.6% and 17.1% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 3.9%, 3.7%, 3.8%, 7.7%, 2.8% and 4.2% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 11.3% and 14.8%, respectively, of our table games play was conducted on a credit basis for the nine months ended September 30, 2022.
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
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Summary Financial Results
The reopening of borders and elimination of most pandemic-related restrictions in Singapore positively impacted the financial results of Marina Bay Sands. Net revenues and adjusted property EBITDA at Marina Bay Sands increased $508 million and $328 million, respectively. In contrast, net revenues and adjusted property EBITDA at our Macao operations decreased $360 million and $184 million, respectively, driven by a COVID-19 outbreak in Macao that resulted in a temporary government mandated closure of all casinos and non-essential businesses, as well as a series of various preventative measures that impacted visitation to our Macao operations. See “COVID-19 Pandemic” for further information.
Net revenues for the three months ended September 30, 2022, were $1.01 billion, compared to $857 million for the three months ended September 30, 2021. Operating loss was $177 million for the three months ended September 30, 2022, compared to $316 million for the three months ended September 30, 2021. Net loss from continuing operations was $380 million for the three months ended September 30, 2022, compared to $594 million for the three months ended September 30, 2021.

Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended September 30,
	2022	2021	Percent Change

	(Dollars in millions)
Casino	$637	$533	19.5%
Rooms	123	100	23.0%
Food and beverage	82	42	95.2%
Mall	119	165	(27.9)%
Convention, retail and other	44	17	158.8%
Total net revenues	$1,005	$857	17.3%
Consolidated net revenues were $1.01 billion for the three months ended September 30, 2022, an increase of $148 million compared to $857 million for the three months ended September 30, 2021. The increase is due to a $508 million increase at Marina Bay Sands, partially offset by a $360 million decrease at our Macao operations.
Net casino revenues increased $104 million compared to the three months ended September 30, 2021. Casino revenues at Marina Bay Sands increased $368 million due to increases in Rolling Chip volume, Non-Rolling Chip drop and slot handle driven by an increase in play due to the reopening of borders and elimination of most pandemic-related restrictions. This increase was partially offset by a $264 million decrease at our Macao operations due to closures mandated by the Macao government that resulted in decreased visitation and table games and slot volumes. The following table summarizes the results of our casino activity:

	Three Months Ended September 30,
	2022	2021	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$60	$176	(65.9)%
Non-Rolling Chip drop	$292	$632	(53.8)%
Non-Rolling Chip win percentage	24.3%	27.9%	(3.6)	pts
Rolling Chip volume	$115	$781	(85.3)%
Rolling Chip win percentage	1.70%	2.22%	(0.52)	pts
Slot handle	$158	$362	(56.4)%
Slot hold percentage	4.0%	3.8%	0.2	pts
The Londoner Macao
Total net casino revenues	$24	$80	(70.0)%
Non-Rolling Chip drop	$116	$388	(70.1)%
Non-Rolling Chip win percentage	20.2%	20.5%	(0.3)	pts
Rolling Chip volume	$179	$1,266	(85.9)%
Rolling Chip win percentage	5.27%	2.04%	3.23	pts
Slot handle	$104	$225	(53.8)%
Slot hold percentage	4.0%	3.8%	0.2	pts
The Parisian Macao
Total net casino revenues	$8	$75	(89.3)%
Non-Rolling Chip drop	$60	$246	(75.6)%
Non-Rolling Chip win percentage	24.1%	22.8%	1.3	pts
Rolling Chip volume	$26	$175	(85.1)%
Rolling Chip win percentage	(14.10)%	16.12%	(30.22)	pts
Slot handle	$34	$153	(77.8)%
Slot hold percentage	4.4%	3.1%	1.3	pts

	Three Months Ended September 30,
	2022	2021	Change

	(Dollars in millions)
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$27	$44	(38.6)%
Non-Rolling Chip drop	$90	$269	(66.5)%
Non-Rolling Chip win percentage	17.6%	20.0%	(2.4)	pts
Rolling Chip volume	$212	$308	(31.2)%
Rolling Chip win percentage	9.37%	2.40%	6.97	pts
Slot handle	$4	$7	(42.9)%
Slot hold percentage	14.4%	9.7%	4.7	pts
Sands Macao
Total net casino revenues	$8	$16	(50.0)%
Non-Rolling Chip drop	$47	$89	(47.2)%
Non-Rolling Chip win percentage	16.5%	17.4%	(0.9)	pts
Rolling Chip volume	$16	$137	(88.3)%
Rolling Chip win percentage	2.98%	0.11%	2.87	pts
Slot handle	$72	$147	(51.0)%
Slot hold percentage	3.4%	3.4%	—	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$510	$142	259.2%
Non-Rolling Chip drop	$1,258	$638	97.2%
Non-Rolling Chip win percentage	18.6%	11.7%	6.9	pts
Rolling Chip volume	$6,837	$459	1,389.5%
Rolling Chip win percentage	3.47%	4.05%	(0.58)	pts
Slot handle	$4,424	$2,299	92.4%
Slot hold percentage	4.3%	4.2%	0.1	pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues increased $23 million compared to the three months ended September 30, 2021. The increase was due to increased occupancy rates and ADR driven by increased visitation at Marina Bay Sands compared to the three months ended September 30, 2021. This increase was partially offset by a decrease at our Macao operations as visitation decreased driven by mandated government closures described above resulting in lower occupancy rates. The following table summarizes the results of our room activity:

	Three Months Ended September 30,
	2022	2021	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$10	$18	(44.4)%
Occupancy rate	36.7%	48.4%	(11.7)	pts
Average daily room rate (ADR)	$135	$149	(9.4)%
Revenue per available room (RevPAR)	$50	$72	(30.6)%
The Londoner Macao
Total room revenues	$10	$22	(54.5)%
Occupancy rate	23.2%	38.8%	(15.6)	pts
Average daily room rate (ADR)	$159	$155	2.6%
Revenue per available room (RevPAR)	$37	$60	(38.3)%
The Parisian Macao
Total room revenues	$5	$12	(58.3)%
Occupancy rate	37.1%	52.5%	(15.4)	pts
Average daily room rate (ADR)	$98	$116	(15.5)%
Revenue per available room (RevPAR)	$36	$61	(41.0)%
The Plaza Macao and Four Seasons Macao
Total room revenues	$5	$11	(54.5)%
Occupancy rate	19.8%	41.3%	(21.5)	pts
Average daily room rate (ADR)	$453	$439	3.2%
Revenue per available room (RevPAR)	$90	$181	(50.3)%
Sands Macao
Total room revenues	$1	$2	(50.0)%
Occupancy rate	43.8%	63.2%	(19.4)	pts
Average daily room rate (ADR)	$157	$134	17.2%
Revenue per available room (RevPAR)	$69	$85	(18.8)%
Singapore Operations:
Marina Bay Sands(1)
Total room revenues	$92	$35	162.9%
Occupancy rate	96.0%	71.7%	24.3	pts
Average daily room rate (ADR)	$515	$235	119.1%
Revenue per available room (RevPAR)	$494	$169	192.3%
__________________________
(1)    During the three months ended September 30, 2022, approximately 500 rooms were under construction for renovation purposes.

Food and beverage revenues increased $40 million compared to the three months ended September 30, 2021. The increase was due to a $50 million increase at Marina Bay Sands driven by higher business volume at food and beverage outlets as a result of larger group sizes, elimination of most pandemic-related restrictions and the opening of new venues during the last twelve months. This increase was partially offset by a $10 million decrease at our Macao operations due to lower business volume at banquet operations and at most food and beverage outlets.
Mall revenues decreased $46 million compared to the three months ended September 30, 2021. A $60 million decrease in mall revenues in Macao, driven by decreases in base rent and turnover rent, and an increase in rent concessions granted to our mall tenants, was partially offset by a $14 million increase in mall revenues at Marina Bay Sands, driven by a decrease in rent concessions granted to our mall tenants and an increase in turnover rent.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended September 30,
	2022	2021	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$26	$49	(46.9)%
Mall gross leasable area (in square feet)	814,771	814,731	—%
Occupancy	79.1%	78.7%	0.4	pts
Base rent per square foot	$286	$296	(3.4)%
Tenant sales per square foot(1)	$1,021	$1,368	(25.4)%
Shoppes at Londoner
Total mall revenues	$9	$13	(30.8)%
Mall gross leasable area (in square feet)	605,461	520,302	16.4%
Occupancy	54.9%	60.4%	(5.5)	pts
Base rent per square foot	$136	$138	(1.4)%
Tenant sales per square foot(1)	$1,112	$1,240	(10.3)%
Shoppes at Parisian
Total mall revenues	$5	$10	(50.0)%
Mall gross leasable area (in square feet)	296,322	296,322	—%
Occupancy	73.8%	76.7%	(2.9)	pts
Base rent per square foot	$121	$146	(17.1)%
Tenant sales per square foot(1)	$376	$683	(44.9)%
Shoppes at Four Seasons
Total mall revenues	$23	$52	(55.8)%
Mall gross leasable area (in square feet)	248,674	244,193	1.8%
Occupancy	94.4%	94.3%	0.1	pts
Base rent per square foot	$542	$550	(1.5)%
Tenant sales per square foot(1)	$4,301	$6,298	(31.7)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$55	$41	34.1%
Mall gross leasable area (in square feet)	622,007	622,073	—%
Occupancy	99.8%	97.5%	2.3	pts
Base rent per square foot	$283	$265	6.8%
Tenant sales per square foot(1)	$2,359	$1,480	59.4%

__________________________
Note:    This table excludes the results of our mall operations at Sands Macao. As a result of the COVID-19 Pandemic, tenants were provided rent concessions during the three months ended September 30, 2022 and 2021. Base rent per square foot presented above excludes the impact of these rent concessions.
(1)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
Convention, retail and other revenues increased $27 million compared to the three months ended September 30, 2021. This increase was due to an $19 million increase at Marina Bay Sands, primarily driven by an $11 million increase in convention revenue. In addition, a $8 million increase at our Macao operations was driven primarily by quarantine room revenue at the Sheraton Grand Macao hotel and The Parisian Macao.
Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended September 30,
	2022	2021	Percent Change

	(Dollars in millions)
Casino	$410	$451	(9.1)%
Rooms	41	40	2.5%
Food and beverage	83	55	50.9%
Mall	16	17	(5.9)%
Convention, retail and other	27	21	28.6%
Provision for credit losses	8	3	166.7%
General and administrative	238	223	6.7%
Corporate	53	64	(17.2)%
Pre-opening	4	6	(33.3)%
Development	26	13	100.0%
Depreciation and amortization	260	262	(0.8)%
Amortization of leasehold interests in land	14	14	—%
Loss on disposal or impairment of assets	2	4	(50.0)%
Total operating expenses	$1,182	$1,173	0.8%
Operating expenses were $1.18 billion for the three months ended September 30, 2022, an increase of $9 million compared to $1.17 billion for the three months ended September 30, 2021, primarily driven by increases of $28 million in food and beverage expenses, $15 million in general and administrative expenses, $13 million in development expenses and $6 million increase in convention, retail, and other, partially offset by decreases of $41 million in casino expenses and $11 million in corporate expenses.
Casino expenses decreased $41 million compared to the three months ended September 30, 2021. The decrease was primarily attributable to a $124 million decrease in gaming taxes at our Macao operations due to decreased revenues, partially offset by an $87 million increase in gaming taxes at Marina Bay Sands due to increased revenues. The $264 million decrease in casino revenue at our Macao operating properties is subject to a 39% tax rate, whereas the $368 million increase in casino revenue at Marina Bay Sands is subject to a lower tax rate.
Food and beverage expenses increased $28 million compared to the three months ended September 30, 2021. An increase of $33 million at Marina Bay Sands was due to increased food outlet and banquet volumes, partially offset by a $5 million decrease at our Macao operations due to lower business volume.
Convention, retail and other expenses increased $6 million compared to the three months ended September 30, 2021, primarily driven by a $7 million increase at Marina Bay Sands, partially offset by a $1 million decrease at our Macao operations.
Provision for credit losses was $8 million for three months ended September 30, 2022, compared to $3 million for the three months ended September 30, 2021. The $5 million increase was driven by increased provision for the aging of patron receivables at our Marina Bay Sands and Macao operations. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $15 million compared to the three months ended September 30, 2021. The increase was primarily due to a $22 million increase at Marina Bay Sands, driven by an increase in payroll, marketing and property operation costs, partially offset by a $7 million decrease at our Macao operations, driven by a decrease in marketing, property tax and insurance costs.
Corporate expenses decreased $11 million compared to the three months ended September 30, 2021. The decrease was primarily due to an $11 million in legal fee insurance recoveries.
Development expenses were $26 million for the three months ended September 30, 2022, compared to $13 million for the three months ended September 30, 2021. During the three months ended September 30, 2022, the costs were associated with our evaluation and pursuit of new business opportunities, primarily in Texas and digital gaming related efforts. Development costs are expensed as incurred.
Loss on disposal or impairment of assets was $2 million for three months ended September 30, 2022, compared to $4 million for the three months ended September 30, 2021. The losses incurred for the three months ended September 30, 2022 were primarily due to room renovation at Marina Bay Sands. The losses incurred for the three months ended September 30, 2021 were primarily due to asset disposal and demolition costs at The Londoner Macao.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Three Months Ended September 30,
	2022	2021	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$(37)	$40	(192.5)%
The Londoner Macao	(60)	(33)	81.8%
The Parisian Macao	(37)	5	(840.0)%
The Plaza Macao and Four Seasons Macao	6	42	(85.7)%
Sands Macao	(22)	(21)	4.8%
Ferry Operations and Other	(2)	(1)	100.0%
	(152)	32	(575.0)%
Marina Bay Sands	343	15	2,186.7%
Consolidated adjusted property EBITDA(1)	$191	$47	306.4%

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

	Three Months Ended September 30,
	2022	2021

	(In millions)
Consolidated adjusted property EBITDA	$191	$47
Other Operating Costs and Expenses
Stock-based compensation(a)	(9)	—
Corporate	(53)	(64)
Pre-opening	(4)	(6)
Development	(26)	(13)
Depreciation and amortization	(260)	(262)
Amortization of leasehold interests in land	(14)	(14)
Loss on disposal or impairment of assets	(2)	(4)
Operating loss	(177)	(316)
Other Non-Operating Costs and Expenses
Interest income	38	1
Interest expense, net of amounts capitalized	(183)	(157)
Other income (expense)	2	(12)
Loss on modification or early retirement of debt	—	(137)
Income tax (expense) benefit	(60)	27
Net loss from continuing operations	$(380)	$(594)
(a)During the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense of $18 million and $3 million, respectively, of which $9 million and $3 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations decreased $184 million compared with the three months ended September 30, 2021, primarily due to decreases in casino, room, food and beverage and mall revenues due to decreased visitation at our Macao properties driven by government mandated closures as described above.
Adjusted property EBITDA at Marina Bay Sands increased $328 million compared to the three months ended September 30, 2021, primarily due to increases in casino, room, food and beverage and mall revenues due to the reopening of borders and elimination of most pandemic-related restrictions.

Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended September 30,
	2022	2021

	(Dollars in millions)
Interest cost	$184	$160
Less — capitalized interest	(1)	(3)
Interest expense, net	$183	$157
Weighted average total debt balance	$15,491	$14,574
Weighted average interest rate	4.8%	4.4%
Interest cost increased $24 million compared to the three months ended September 30, 2021, primarily resulting from an increase in our weighted average total debt balance primarily due to $951 million drawn on the SCL Revolving Facility during the twelve months ended September 30, 2022. The weighted average interest rate increased from 4.4% to 4.8% during the three months ended September 30, 2022 when compared to the three months ended September 30, 2021, primarily driven by the increase in the underlying benchmark rate on our Singapore Credit Facility and the increase in interest rates on the SCL senior notes as a result of the credit rating downgrade to BB+ by S&P in February 2022, and by Fitch in June 2022., offset by the extinguishment of the SCL 4.600% senior notes in Q3 2021.
Other Factors Affecting Earnings
Interest income was $38 million for the three months ended September 30, 2022, compared to $1 million for the three months ended September 30, 2021. Interest income during the three months ended September 30, 2022 was primarily attributed to $29 million in interest income on money market funds and bank deposits driven by an increase in cash due to the sale of the Las Vegas Operating Properties and higher interest rates. We also had $8 million in interest income on the seller financing loan provided in connection with the sale of the Las Vegas Operating Properties in 2022.
Other income was $2 million for the three months ended September 30, 2022, compared to other expense of $12 million for the three months ended September 30, 2021. Other income during the three months ended September 30, 2022, was primarily attributable to foreign currency transaction gains driven by Singapore dollar denominated debt reported in U.S. dollars.
Our income tax expense was $60 million on a loss before income taxes of $320 million for the three months ended September 30, 2022, resulting in an 18.8% effective income tax rate. This compares to a (4.3)% effective income tax rate for the three months ended September 30, 2021. The income tax expense for the three months ended September 30, 2022, reflects a 17% statutory tax rate on our Singapore operations and a 21% corporate income tax on our domestic operations. Our operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, our subsidiaries in Macao and their peers received an income tax exemption on gaming operations through December 31, 2022. Our income tax expense is based on the Company’s estimated annual effective tax rate for the year applied to year-to-date operating results in accordance with interim accounting guidelines.
The net loss attributable to our noncontrolling interests was $142 million for the three months ended September 30, 2022, compared to $127 million for the three months ended September 30, 2021. These amounts are related to the noncontrolling interest of SCL.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Summary Financial Results
The reopening of borders and elimination of most pandemic-related restrictions in Singapore positively impacted the financial results of Marina Bay Sands. Net revenues and adjusted property EBITDA at Marina Bay Sands increased $834 million and $512 million, respectively. In contrast, net revenues and adjusted property EBITDA at our Macao operations decreased $1.07 billion and $537 million, respectively, as tighter border restrictions were introduced as a result of increased positive COVID-19 cases in Macao and the surrounding regions. See “COVID-19 Pandemic” for further information.
Net revenues for the nine months ended September 30, 2022, were $2.99 billion, compared to $3.23 billion for the nine months ended September 30, 2021. Operating loss was $626 million for the nine months ended September 30, 2022, compared to $551 million for the nine months ended September 30, 2021. Net loss from continuing operations was $1.27 billion for the nine months ended September 30, 2022, compared to $1.15 billion for the nine months ended September 30, 2021.
Operating Revenues
Our net revenues consisted of the following:

	Nine Months Ended September 30,
	2022	2021	Percent Change

	(Dollars in millions)
Casino	$1,973	$2,241	(12.0)%
Rooms	315	311	1.3%
Food and beverage	198	148	33.8%
Mall	416	469	(11.3)%
Convention, retail and other	91	57	59.6%
Total net revenues	$2,993	$3,226	(7.2)%
Consolidated net revenues were $2.99 billion for the nine months ended September 30, 2022, a decrease of $233 million compared to $3.23 billion for the nine months ended September 30, 2021, due to a decrease of $1.07 billion at our Macao operations. The decrease at our Macao operations was due to decreased visitation compared to the nine months ended September 30, 2021, as tighter border restrictions were introduced as a result of increased positive COVID-19 cases in Macao and the surrounding region. The decrease was partially offset by an $834 million increase at Marina Bay Sands primarily due to increased visitation resulting from the reopening of borders and elimination of most pandemic-related restrictions.
Net casino revenues decreased $268 million compared to the nine months ended September 30, 2021. The decrease was driven by an $878 million decrease at our Macao operations due to lower visitation across our properties resulting in decreased table games and slot volumes. Casino revenues at Marina Bay Sands increased by $610 million due to increased table games and slot volumes, driven by the reopening of borders and elimination of most pandemic-related restrictions. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2022	2021	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$308	$749	(58.9)%
Non-Rolling Chip drop	$1,260	$2,539	(50.4)%
Non-Rolling Chip win percentage	25.1%	27.6%	(2.5)	pts
Rolling Chip volume	$1,099	$3,522	(68.8)%
Rolling Chip win percentage	3.45%	4.15%	(0.70)	pts
Slot handle	$835	$1,376	(39.3)%
Slot hold percentage	3.8%	3.8%	—	pts

	Nine Months Ended September 30,
	2022	2021	Change

	(Dollars in millions)
The Londoner Macao
Total net casino revenues	$145	$304	(52.3)%
Non-Rolling Chip drop	$645	$1,347	(52.1)%
Non-Rolling Chip win percentage	22.1%	21.1%	1.0	pts
Rolling Chip volume	$770	$2,915	(73.6)%
Rolling Chip win percentage	4.74%	3.39%	1.35	pts
Slot handle	$499	$709	(29.6)%
Slot hold percentage	3.6%	3.8%	(0.2)	pts
The Parisian Macao
Total net casino revenues	$83	$203	(59.1)%
Non-Rolling Chip drop	$331	$903	(63.3)%
Non-Rolling Chip win percentage	24.4%	22.0%	2.4	pts
Rolling Chip volume	$235	$321	(26.8)%
Rolling Chip win percentage	6.78%	8.53%	(1.75)	pts
Slot handle	$220	$620	(64.5)%
Slot hold percentage	3.8%	3.1%	0.7	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$120	$233	(48.5)%
Non-Rolling Chip drop	$406	$874	(53.5)%
Non-Rolling Chip win percentage	24.2%	21.8%	2.4	pts
Rolling Chip volume	$1,275	$2,273	(43.9)%
Rolling Chip win percentage	4.92%	5.10%	(0.18)	pts
Slot handle	$16	$29	(44.8)%
Slot hold percentage	9.7%	5.9%	3.8	pts
Sands Macao
Total net casino revenues	$39	$84	(53.6)%
Non-Rolling Chip drop	$181	$341	(46.9)%
Non-Rolling Chip win percentage	18.1%	16.4%	1.7	pts
Rolling Chip volume	$163	$953	(82.9)%
Rolling Chip win percentage	4.49%	4.49%	—	pts
Slot handle	$316	$466	(32.2)%
Slot hold percentage	3.1%	3.4%	(0.3)	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$1,278	$668	91.3%
Non-Rolling Chip drop	$3,191	$1,865	71.1%
Non-Rolling Chip win percentage	18.4%	16.3%	2.1	pts
Rolling Chip volume	$14,130	$2,583	447.0%
Rolling Chip win percentage	3.76%	5.52%	(1.76)	pts
Slot handle	$11,797	$9,209	28.1%
Slot hold percentage	4.3%	4.2%	0.1	pts

	Nine Months Ended September 30,
	2022	2021	Change

	(Dollars in millions)
U.S. Operations:
Las Vegas Operating Properties(1)
Total net casino revenues	$61	$304	(79.9)%
Table games drop	$257	$1,137	(77.4)%
Table games win percentage	13.6%	16.0%	(2.4)	pts
Slot handle	$599	$2,683	(77.7)%
Slot hold percentage	8.2%	8.5%	(0.3)	pts
__________________________
(1)    The Las Vegas Operating Properties are classified as a discontinued operation. We completed the sale on February 23, 2022. Financial results are for the period through February 22, 2022.

Room revenues increased $4 million compared to the nine months ended September 30, 2021. The increase was primarily due to increased occupancy rates and ADR at Marina Bay Sands driven by increased visitation, partially offset by decreased occupancy rates and ADR driven by reduced visitation across our Macao properties. The following table summarizes the results of our room activity:

	Nine Months Ended September 30,
	2022	2021	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$38	$61	(37.7)%
Occupancy rate	38.9%	51.5%	(12.6)	pts
Average daily room rate (ADR)	$143	$155	(7.7)%
Revenue per available room (RevPAR)	$56	$80	(30.0)%
The Londoner Macao
Total room revenues	$43	$69	(37.7)%
Occupancy rate	25.7%	39.9%	(14.2)	pts
Average daily room rate (ADR)	$149	$158	(5.7)%
Revenue per available room (RevPAR)	$38	$63	(39.7)%
The Parisian Macao
Total room revenues	$23	$41	(43.9)%
Occupancy rate	38.7%	52.6%	(13.9)	pts
Average daily room rate (ADR)	$107	$118	(9.3)%
Revenue per available room (RevPAR)	$41	$62	(33.9)%
The Plaza Macao and Four Seasons Macao
Total room revenues	$20	$34	(41.2)%
Occupancy rate	26.3%	44.5%	(18.2)	pts
Average daily room rate (ADR)	$435	$439	(0.9)%
Revenue per available room (RevPAR)	$114	$195	(41.5)%
Sands Macao
Total room revenues	$5	$7	(28.6)%
Occupancy rate	53.5%	68.6%	(15.1)	pts
Average daily room rate (ADR)	$137	$138	(0.7)%
Revenue per available room (RevPAR)	$74	$95	(22.1)%
Singapore Operations:
Marina Bay Sands(1)
Total room revenues	$186	$99	87.9%
Occupancy rate	91.3%	67.4%	23.9	pts
Average daily room rate (ADR)	$375	$228	64.5%
Revenue per available room (RevPAR)	$343	$154	122.7%
U.S. Operations:
Las Vegas Operating Properties(2)
Total room revenues	$78	$294	(73.5)%
Occupancy rate	84.6%	76.2%	8.4	pts
Average daily room rate (ADR)	$247	$209	18.2%
Revenue per available room (RevPAR)	$209	$160	30.6%
__________________________
(1)During the nine months ended September 30, 2022, approximately 500 rooms were under construction for renovation purposes.
(2)    The Las Vegas Operating Properties are classified as a discontinued operation. We completed the sale on February 23, 2022. Financial results are for the period through February 22, 2022.

Food and beverage revenues increased $50 million compared to the nine months ended September 30, 2021. The increase was due to a $72 million increase driven by increased business volume at food and beverage outlets, including new outlets and the reopening of entertainment venues, at Marina Bay Sands, partially offset by a $22 million decrease at our Macao operations.
Mall revenues decreased $53 million compared to the nine months ended September 30, 2021. The decrease was primarily due to decreases of $67 million in total overage rent and rent concessions and $14 million in lower base rent at our Macao operations, partially offset by increases of $27 million in total overage rent, rent concessions and other and $2 million in higher base rent at Marina Bay Sands.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Nine Months Ended September 30,(1)
	2022	2021	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$111	$144	(22.9)%
Mall gross leasable area (in square feet)	814,771	814,731	—%
Occupancy	79.1%	78.7%	0.4	pts
Base rent per square foot	$286	$296	(3.4)%
Tenant sales per square foot(2)	$1,021	$1,368	(25.4)%
Shoppes at Londoner
Total mall revenues	$35	$42	(16.7)%
Mall gross leasable area (in square feet)	605,461	520,302	16.4%
Occupancy	54.9%	60.4%	(5.5)	pts
Base rent per square foot	$136	$138	(1.4)%
Tenant sales per square foot(2)	$1,112	$1,240	(10.3)%
Shoppes at Parisian
Total mall revenues	$20	$30	(33.3)%
Mall gross leasable area (in square feet)	296,322	296,322	—%
Occupancy	73.8%	76.7%	(2.9)	pts
Base rent per square foot	$121	$146	(17.1)%
Tenant sales per square foot(2)	$376	$683	(44.9)%
Shoppes at Four Seasons
Total mall revenues	$90	$125	(28.0)%
Mall gross leasable area (in square feet)	248,674	244,193	1.8%
Occupancy	94.4%	94.3%	0.1	pts
Base rent per square foot	$542	$550	(1.5)%
Tenant sales per square foot(2)	$4,301	$6,298	(31.7)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$159	$127	25.2%
Mall gross leasable area (in square feet)	622,007	622,073	—%
Occupancy	99.8%	97.5%	2.3	pts
Base rent per square foot	$283	$265	6.8%
Tenant sales per square foot(2)	$2,359	$1,480	59.4%
__________________________
Note: This table excludes the results of our mall operations at Sands Macao. As a result of the COVID-19 Pandemic, tenants were provided rent concessions during the nine months ended September 30, 2022 and 2021. Base rent per square foot presented above excludes the impact of these rent concessions.

(1)    As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of September 30, 2022 and 2021, they are identical to the summary presented herein for the three months ended September 30, 2022 and 2021, respectively.
(2)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
Convention, retail and other revenues increased $34 million compared to the nine months ended September 30, 2021, due primarily to increases of $33 million and $1 million at Marina Bay Sands and our Macao operations, respectively, driven primarily by an increase in convention revenue at Marina Bay Sands and quarantine room revenue at the Sheraton Grand Macao hotel and The Parisian Macao.
Operating Expenses
Our operating expenses consisted of the following:

	Nine Months Ended September 30,
	2022	2021	Percent Change

	(Dollars in millions)
Casino	$1,323	$1,603	(17.5)%
Rooms	125	124	0.8%
Food and beverage	221	186	18.8%
Mall	53	48	10.4%
Convention, retail and other	73	62	17.7%
Provision for credit losses	14	9	55.6%
General and administrative	694	667	4.0%
Corporate	167	169	(1.2)%
Pre-opening	11	15	(26.7)%
Development	108	59	83.1%
Depreciation and amortization	780	775	0.6%
Amortization of leasehold interests in land	42	42	—%
Loss on disposal or impairment of assets	8	18	(55.6)%
Total operating expenses	$3,619	$3,777	(4.2)%
Operating expenses were $3.62 billion for the nine months ended September 30, 2022, a decrease of $158 million compared to $3.78 billion for the nine months ended September 30, 2021. The decrease was primarily driven by a $280 million decrease in casino expenses.
Casino expenses decreased $280 million compared to the nine months ended September 30, 2021. The decrease was primarily attributable to a decrease of $270 million in gaming taxes. The $878 million decrease in casino revenue at our Macao operating properties is subject to a 39% tax rate, whereas the $610 million increase in casino revenue at Marina Bay Sands is subject to a lower tax rate.
Food and beverage expenses increased $35 million compared to the nine months ended September 30, 2021. The increase was due to a $45 million increase at Marina Bay Sands, driven by increased business volume at food outlets and banquets, new venues, and the reopening of entertainment outlets, partially offset by a $10 million decrease at our Macao operations.
Convention, retail and other expenses increased $11 million compared to the nine months ended September 30, 2021, primarily driven by a $13 million increase at Marina Bay Sands, partially offset by a $2 million decrease at our Macao operations.
Provision for credit losses was $14 million for nine months ended September 30, 2022, compared to $9 million for the nine months ended September 30, 2021. The $5 million increase was primarily driven by $7 million in increased provision for the aging of patron receivables at Marina Bay Sands, partially offset by a $2 million provision for deferred mall receivables at our Macao operations recorded during the nine months ended September 30, 2021. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $27 million compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $42 million at Marina Bay Sands, driven by increased marketing, payroll and property operations costs, partially offset by a decrease of $15 million at our Macao operations, driven by decreased marketing and property tax and insurance costs.
Development expenses were $108 million for the nine months ended September 30, 2022, compared to $59 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the costs were associated with our evaluation and pursuit of new business opportunities primarily in Florida and Texas and digital gaming related efforts. Development costs are expensed as incurred.
Loss on disposal or impairment of assets was $8 million for the nine months ended September 30, 2022, compared to $18 million for the nine months ended September 30, 2021. The losses incurred for the nine months ended September 30, 2022 were primarily due to $4 million in asset disposals related to aircraft parts and $3 million in asset disposal and demolition costs, primarily at The Londoner Macao, The Venetian Macao, Sands Macao and our Corporate offices. The losses incurred for the nine months ended September 30, 2021 were primarily due to asset disposals and demolition costs related to The Londoner Macao.

Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Nine Months Ended September 30,
	2022	2021	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$(39)	$230	(117.0)%
The Londoner Macao	(147)	(61)	141.0%
The Parisian Macao	(77)	(3)	2,466.7%
The Plaza Macao and Four Seasons Macao	55	156	(64.7)%
Sands Macao	(61)	(52)	17.3%
Ferry Operations and Other	(4)	(6)	(33.3)%
	(273)	264	(203.4)%
Marina Bay Sands	783	271	188.9%
Consolidated adjusted property EBITDA(1)	$510	$535	(4.7)%

Las Vegas Operating Properties (2)	$63	$136	(53.7)%
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

	Nine Months Ended September 30,
	2022	2021

	(In millions)
Consolidated adjusted property EBITDA	$510	$535

Other Operating Costs and Expenses
Stock-based compensation(a)	(20)	(8)
Corporate	(167)	(169)
Pre-opening	(11)	(15)
Development	(108)	(59)
Depreciation and amortization	(780)	(775)
Amortization of leasehold interests in land	(42)	(42)
Loss on disposal or impairment of assets	(8)	(18)
Operating loss	(626)	(551)
Other Non-Operating Costs and Expenses
Interest income	56	3
Interest expense, net of amounts capitalized	(501)	(469)
Other expense	(29)	(19)
Loss on modification or early retirement of debt	—	(137)
Income tax (expense) benefit	(172)	19
Net loss from continuing operations	$(1,272)	$(1,154)
(a)During the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense of $47 million and $17 million, respectively, of which $27 million and $9 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
(2)    The Las Vegas Operating Properties are classified as a discontinued operation. We completed the sale on February 23, 2022. Financial results are for the period through February 22, 2022.
Adjusted property EBITDA at our Macao operations decreased $537 million compared to the nine months ended September 30, 2021, primarily due to decreased casino, mall and room operations driven by decreased visitation at our properties as tighter boarder restrictions were introduced as a result of increased COVID-19 cases in Macao and the surrounding region.
Adjusted property EBITDA at Marina Bay Sands increased $512 million compared to the nine months ended September 30, 2021. The increase was primarily due to increased casino, room, food and beverage and mall operations driven by increased visitation and loosened pandemic-related restrictions.
Discontinued Operations
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $73 million compared to the nine months ended September 30, 2021. The decrease was primarily due to the current year activity representing 53 days of operations as we completed the sale of the Las Vegas Operating properties on February 23, 2022, partially offset by increased casino and room operations as Las Vegas Operating Properties operated under pre-pandemic guidelines.

Interest Expense
The following table summarizes information related to interest expense:

	Nine Months Ended September 30,
	2022	2021

	(Dollars in millions)
Interest cost	$504	$480
Less — capitalized interest	(3)	(11)
Interest expense, net	$501	$469
Weighted average total debt balance	$15,188	$14,509
Weighted average interest rate	4.4%	4.4%
Interest cost increased $24 million compared to the nine months ended September 30, 2021, primarily resulting from an increase in our weighted average total debt balance primarily due to $951 million drawn on the SCL Revolving Facility during the twelve months ended September 30, 2022. The weighted average interest rate remained flat during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021, primarily driven by the increase in the underlying benchmark rate on our Singapore Credit Facility and the increase in interest rates on the SCL senior notes as a result of the credit rating downgrade to BB+ by S&P in February 2022, and by Fitch in June 2022., offset by the extinguishment of the SCL 4.600% senior notes in Q3 2021.
Other Factors Affecting Earnings
Interest income was $56 million for the nine months ended September 30, 2022, compared to $3 million for the nine months ended September 30, 2021. Interest income during the nine months ended September 30, 2022 was primarily attributed to $38 million in interest income on money market funds and bank deposits driven by an increase in cash due to the sale of the Las Vegas Operating Properties and higher interest rates. We also had $14 million in interest income on the seller financing loan provided in connection with the sale of the Las Vegas Operating Properties in 2022.
Other expense was $29 million for the nine months ended September 30, 2022, compared to $19 million for the nine months ended September 30, 2021. Other expense during the nine months ended September 30, 2022, was primarily attributable to $39 million of foreign currency transaction losses driven by U.S. dollar denominated debt held by SCL, partially offset by $11 million of foreign currency transaction gains driven by Singapore dollar denominated intercompany debt reported in U.S. dollars.
Our income tax expense was $172 million on a loss before income taxes of $1.10 billion for the nine months ended September 30, 2022, resulting in a 15.6% effective income tax rate. This compares to a (1.6)% effective income tax rate for the nine months ended September 30, 2021. The income tax expense for the nine months ended September 30, 2022, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao. Our U.S. operations recorded tax benefits associated with the pre-tax book losses, primarily related to U.S. corporate and interest expense incurred during the nine months ended September 30, 2022. Our income tax expense is based on the Company’s estimated annual effective tax rate for the year applied to year-to-date operating results in accordance with interim accounting guidance.
The net loss attributable to our noncontrolling interests was $370 million for the nine months ended September 30, 2022, compared to $241 million for the nine months ended September 30, 2021. These amounts were primarily related to the noncontrolling interest of SCL.
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

The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and nine months ended September 30, 2022 and 2021:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended September 30, 2022
Mall revenues:
Minimum rents(1)	$40	$29	$7	$5	$37
Overage rents	2	1	2	—	11
Rent concessions(2)	(22)	(9)	(3)	(3)	—
Total overage rents and rent concessions	(20)	(8)	(1)	(3)	11
CAM, levies and direct recoveries	6	2	3	3	7
Total mall revenues	26	23	9	5	55
Mall operating expenses:
Common area maintenance	2	1	2	1	6
Marketing and other direct operating expenses	1	1	1	—	1
Mall operating expenses	3	2	3	1	7
Property taxes(4)	—	—	—	—	1
Mall-related expenses(5)	$3	$2	$3	$1	$8
For the three months ended September 30, 2021
Mall revenues:
Minimum rents(1)	$45	$29	$8	$7	$35
Overage rents	4	20	3	1	6
Rent concessions(2)	(8)	—	(1)	(1)	(6)
Total overage rents and rent concessions	(4)	20	2	—	—
CAM, levies and direct recoveries	8	3	3	3	6
Total mall revenues	49	52	13	10	41
Mall operating expenses:
Common area maintenance	3	1	1	1	4
Marketing and other direct operating expenses	1	1	1	1	1
Mall operating expenses	4	2	2	2	5
Property taxes(4)	—	—	—	—	2
Mall-related expenses(5)	$4	$2	$2	$2	$7

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the nine months ended September 30, 2022
Mall revenues:
Minimum rents(1)	$128	$90	$22	$18	$110
Overage rents	3	3	8	1	27
Rent concessions(2)	(41)	(10)	(4)	(6)	—
Total overage rents and rent concessions	(38)	(7)	4	(5)	27
CAM, levies and direct recoveries	21	7	9	7	22
Total mall revenues	111	90	35	20	159
Mall operating expenses:
Common area maintenance	8	3	5	3	15
Marketing and other direct operating expenses	5	4	3	2	4
Mall operating expenses	13	7	8	5	19
Property taxes(4)	1	—	—	—	3
Mall-related expenses(5)	$14	$7	$8	$5	$22
For the nine months ended September 30, 2021
Mall revenues:
Minimum rents(1)	$137	$91	$22	$23	$108
Overage rents	10	28	13	3	14
Rent concessions(2)	(25)	(1)	(3)	(4)	(20)
Other(3)	—	—	—	—	6
Total overage rents, rent concessions and other	(15)	27	10	(1)	—
CAM, levies and direct recoveries	22	7	10	8	19
Total mall revenues	144	125	42	30	127
Mall operating expenses:
Common area maintenance	9	4	5	3	12
Marketing and other direct operating expenses	4	2	2	2	4
Mall operating expenses	13	6	7	5	16
Property taxes(4)	1	—	—	—	5
Provision for (recovery of) credit losses	(1)	—	—	3	—
Mall-related expenses(5)	$13	$6	$7	$8	$21
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
(4)Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. If the property also qualifies for Tourism Utility Status, the property tax exemption can be extended to twelve years with effect from the opening of the property. To date, The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao have obtained an extended exemption. The exemption for The Venetian Macao and The Plaza Macao and Four Seasons Macao expired in August 2019 and August 2020, respectively, and the exemption for The Londoner Macao and The Parisian Macao will be expiring in December 2027 and September 2028, respectively.
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
Singapore
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the Singapore Tourism Board (the “STB”) entered into a development agreement (the “Second Development Agreement”) pursuant to which MBS has agreed to construct a development, which will include a hotel tower with approximately 1,000 rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats (the “MBS Expansion Project”). The Second Development Agreement provides for a total project cost of approximately SGD 4.50 billion (approximately $3.14 billion at exchange rates in effect on September 30, 2022), which investment must be completed within eight years from the effective date of the agreement. On March 30, 2022, MBS and the STB entered into a letter agreement (the “Letter Agreement”) that amended the Second Development Agreement and extended the deadline for MBS to commence construction, as defined in the Second Development Agreement, by one year to April 8, 2023. The amount of the total project cost will be finalized as we complete design and development and begin construction. We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Second Development Agreement. On September 7, 2021, we amended the 2012 Singapore Credit Facility, which, among other things, extended the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project to March 31, 2022. We are in the process of reviewing the budget and timing of the MBS expansion based on the impact of the COVID-19 Pandemic and other factors. As a result, the construction cost estimate and construction schedule were not delivered to the lenders by the extended deadline, and we will not be permitted to make further draws on the Singapore Delayed Draw Term Facility until these items are delivered. We do not anticipate material spend related to the MBS Expansion Project prior to the delivery of these items to lenders.
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

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2022	2021

	(In millions)
Net cash used in operating activities from continuing operations	$(840)	$(345)
Cash flows from investing activities from continuing operations:
Capital expenditures	(504)	(640)
Proceeds from disposal of property and equipment	9	7
Acquisition of intangible assets and other	(104)	(5)
Net cash used in investing activities from continuing operations	(599)	(638)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	—	19
Tax withholding on vesting of equity awards	(1)	—
Proceeds from long-term debt	700	2,451
Repayments on long-term debt	(50)	(1,852)
Payments of financing costs	(9)	(36)
Make-whole premium on early extinguishment of debt	—	(131)
Transactions with discontinued operations	5,032	111
Net cash generated from financing activities from continuing operations	$5,672	$562

Net cash provided by discontinued operations	$—	$2

Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis and to a lesser extent as a trade receivable. Operating cash flows are generally affected by changes in operating income, accounts receivable, gaming related liabilities and interest payments. Net cash used in operating activities for the nine months ended September 30, 2022, increased $495 million as compared to the nine months ended September 30, 2021. The increased cash used for operations was primarily due to our Macao operations generating increased operating losses and working capital requirements due to the decrease in visitation resulting from COVID-19 travel restrictions across key China markets in 2022 and Macao experiencing COVID-19 cases in June and July 2022. This cash usage was partially offset by operating cash flows provided by Marina Bay Sands due to the acceleration of visitation and elimination of restrictions in Singapore over the course of 2022.
Cash Flows — Investing Activities
Capital expenditures for the nine months ended September 30, 2022, totaled $504 million. Included in this amount was $255 million at Marina Bay Sands in Singapore and $199 million for construction and development activities in Macao, which consisted of $153 million for The Londoner Macao, $35 million for The Venetian Macao, $7 million for The Plaza Macao and Four Seasons Macao, $2 million for Sands Macao and $2 million for The Parisian Macao. Additionally, this amount included $50 million for corporate and other costs.
Capital expenditures for the nine months ended September 30, 2021, totaled $640 million. Included in this amount was $513 million for construction and development activities in Macao, which consisted primarily of $440 million for The Londoner Macao, $50 million for The Venetian Macao and $15 million for The Plaza Macao and Four Seasons Macao. Additionally, this amount included $102 million at Marina Bay Sands in Singapore and $25 million for corporate and other costs.

Cash Flows — Financing Activities
Net cash flows generated from financing activities were $5.67 billion for the nine months ended September 30, 2022, which was primarily attributable to the net proceeds from the sale of the Las Vegas Operating Properties of $4.89 billion. Additionally, $700 million was received from the drawdown of our SCL revolving facility. These items were partially offset by $50 million in repayments on long-term debt and $9 million in deferred offering costs relating to obtaining LVSC Revolving Facility lender consents to consummate the Las Vegas Sale.
Net cash flows generated from financing activities were $562 million for the nine months ended September 30, 2021, which was primarily attributable to the proceeds of $505 million received from the drawdown of our SCL revolving facility, and transactions with discontinued operations. These items were partially offset by $36 million in deferred financing costs related to the issuance of the new unsecured notes at SCL and the various credit agreements.
Cash Flows — Discontinued Operations
Cash flows for discontinued operations for the nine months ended September 30, 2022, were primarily attributable to $4.89 billion in net proceeds from the Las Vegas Sale, which were transferred to continuing operations.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments and operating cash flows.
On February 23, 2022, we closed the sale of our Las Vegas Operations. At closing, we received approximately $5.05 billion in cash proceeds, before transaction costs and income taxes. The net proceeds of approximately $4.37 billion, after working capital adjustments, transaction costs and the payment of income taxes throughout 2022, will be used for incremental liquidity and general corporate purposes, which may include capital expenditures and development activities. In connection with the closing of the sale we may be required to make certain payments (“Support Payments”) to OpCo. The Support Payments are payable on a monthly basis following the closing through the year ending December 31, 2023, based upon the performance of the Las Vegas Operations relative to certain agreed upon target metrics and subject to quarterly and annual adjustments. Our remaining payment obligations are subject to a cap equal to $63 million for the period beginning October 1, 2022 and ending December 31, 2022 and $250 million for the period beginning January 1, 2023 and ending December 31, 2023. No Support Payments were made for the period post-close through September 30, 2022, and we do not anticipate making these payments.
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio or net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined. In September 2021, LVSC extended the amendment, pursuant to which lenders, among other things, removed LVSC’s requirement to maintain a maximum leverage ratio as of the last day of the fiscal quarter, through and including December 31, 2022. In July 2021, SCL extended the waiver and amendment request letter, pursuant to which lenders, among other things, waived SCL’s requirement to ensure the leverage ratio does not exceed 4.0x and the interest coverage ratio is greater than 2.50x, through January 1, 2023. In September 2021, MBS extended the amendment letter, pursuant to which MBS will not have to comply with the leverage or interest coverage covenants as of the last day of the fiscal quarter, through and including December 31, 2022. Our compliance with our financial covenants for periods beyond December 31, 2022 could be affected by certain factors beyond our control, such as the impact of the COVID-19 Pandemic, including current travel, quarantine and border restrictions continuing in the future. We will pursue additional waivers to meet the required financial covenant ratios, which include a maximum leverage ratio of 4.0x, 4.0x and 4.5x under our U.S., Macao and Singapore credit facilities, respectively, for periods beyond December 31, 2022 for LVSC and MBS and January 1, 2023 for SCL, if deemed necessary. We believe we will be successful in obtaining the additional waivers, although no assurance can be provided that such waivers will be granted, which could negatively impact our ability to be in compliance with our debt covenants for periods beyond December 31, 2022 for LVSC and MBS and January 1, 2023 for SCL. The 2018 SCL Credit facility expires on July 31, 2023; however, we believe we will be successful in extending the maturity date of the facility prior to its expiration. If we are unable to extend the maturity date or refinance the SCL Credit Facility, we would be required to seek alternative forms of capital to repay the outstanding balance and our available liquidity may be reduced.
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
We held unrestricted cash and cash equivalents of approximately $5.84 billion and restricted cash of approximately $289 million as of September 30, 2022, which approximately $1.92 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.92 billion, approximately $1.42 billion is available to be repatriated to the U.S. and we do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. The remaining unrestricted amounts held by non-U.S. subsidiaries are not available for repatriation primarily due to dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL.
We believe the unrestricted cash and cash equivalents of $5.84 billion and cash flow generated from operations, as well as the $2.95 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit, and SGD 3.69 billion (approximately $2.57 billion at exchange rates in effect on September 30, 2022) under our Singapore Delayed Draw Term Facility as of September 30, 2022 (only available for draws after the construction cost estimate and construction schedule for the MBS Expansion Project have been delivered to the lenders), will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund the requirements in connection with the Macao concession tendering, our working capital needs, committed and planned capital expenditures, development opportunities and debt obligations. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure. During the nine months ended September 30, 2022, SCL drew down $67 million and HKD 4.96 billion (approximately $632 million at exchange rates in effect on September 30, 2022) under its revolving credit facility for general corporate purposes.
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
Share Repurchase Program
In June 2018, our Board of Directors authorized the repurchase of $2.50 billion of our outstanding common stock, which was to expire in November 2020. In October 2020, our Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022, and in October 2022, our Board of Directors authorized the further extension of the expiration date of the remaining repurchase amount of $916 million to November 2024. As of September 30, 2022, we have remaining authorization to repurchase $916 million of our outstanding common shares. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities and market conditions.

Aggregate Indebtedness and Other Contractual Obligations
As of September 30, 2022, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021, with the exception of the $700 million draw on the 2018 SCL Revolving Credit Facility and accompanying interest and the aggregate 0.50% per annum increase in fixed interest on the SCL Senior Notes due to a downgraded credit rating from Standard & Poor’s and Fitch; the increase being effective on the first payment date after the date of the respective downgrade. These transactions are summarized below:

	Payments Due During Period Ending December 31,
	2022(1)	2023 - 2024	2025 - 2026	Thereafter	Total

	(In millions)
Long-Term Debt Obligations(2)
2018 SCL Credit Facility — Revolving	$—	$1,447	$—	$—	$1,447
Fixed Interest Payments	17	692	573	520	1,802
Variable Interest Payments(3)	19	44	—	—	63
Total	$36	$2,183	$573	$520	$3,312
_______________________
(1)Represents the three-month period ending December 31, 2022.
(2)See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 5 — Long-Term Debt” for further details on these financing transactions.
(3)Based on the 1-month rate as of September 30, 2022, London Interbank Offered Rate (“LIBOR”) and Hong Kong Interbank Offered Rate (“HIBOR”) of 3.14% and 2.62% plus the applicable interest rate spread in accordance with the respective debt agreement.
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
•the ability to execute our previously announced capital expenditure programs in Singapore, and produce future returns;
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
•the possibility that the laws and regulations of mainland China become applicable to our operations in Macao and Hong Kong;
•the possibility that economic, political and legal developments in Macao adversely affect our Macao operations, or that there is a change in the manner in which regulatory oversight is conducted in Macao;
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
•the possibility that our securities may be prohibited from being traded in the U.S. securities market under the Holding Foreign Companies Accountable Act;
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
•risks related to our loan receivables;
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
•limitations on the transfers of cash to and from our subsidiaries, limitations of the pataca exchange markets and restrictions on the export of the renminbi;
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
As of September 30, 2022, the estimated fair value of our long-term debt was approximately $13.75 billion, compared to its contractual value of $15.38 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $358 million. A hypothetical 100 basis point change in London Inter-Bank Offered Rate (“LIBOR”), Hong Kong Inter-Bank Offered Rate (“HIBOR”) and Singapore Overnight Rate Average (“SORA”) would cause our annual interest cost on our long-term debt to change by approximately $40 million.
Foreign currency transaction losses were $35 million for the nine months ended September 30, 2022, primarily due to U.S. dollar denominated debt issued by SCL and Singapore denominated intercompany debt reported in U.S. dollars. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of September 30, 2022, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $21 million, and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $55 million (net of the impact from the foreign currency swap agreements). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2022, and have concluded they are effective at the reasonable assurance level.
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
ITEM 1A — RISK FACTORS
In addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the following risk factors were identified or updated:
Risks Related to Doing Business in China
Our business, financial condition and results of operations and/or the value of our securities or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of mainland China become applicable to our operations in Macao and Hong Kong. In that case, we may be subject to the risks and uncertainties associated with the evolving laws and regulations in mainland China, their interpretation and implementation, and the legal and regulatory system in mainland China more generally, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little advance notice. In addition, there can be no assurance that economic, political and legal developments in Macao will not adversely affect our Macao operations, or that there will not be a change in the manner in which regulatory oversight is conducted in Macao, if China were to apply such laws and regulations of mainland China to our operations in Macao and Hong Kong. If any such change were to occur, it could potentially adversely affect our results of operations, financial position and prospects.
We are a parent company with limited business operations of our own, and our main asset is the capital stock of our subsidiaries. A significant portion of our business operations are based in Macao and held by various Macao-incorporated indirect subsidiaries of Sands China Ltd. ("SCL"), our majority-owned subsidiary incorporated in Cayman Islands and listed in Hong Kong (collectively referred to as the "Macao Operations"). We also have subsidiaries incorporated in mainland China and Hong Kong that provide back-office support, such as information technology, accounting, hotel management and marketing services, which complement and support SCL’s main back-office functions in Macao.
We face various legal and operational risks and uncertainties relating to having a majority of our operations based in Macao and held by various Macao-incorporated indirect subsidiaries of SCL. Substantially all of SCL’s assets are located in Macao and substantially all of SCL’s revenue is derived from Macao. Accordingly, our results of operations, financial position and prospects are subject to a significant degree to the economic, political and legal situation in Macao. China’s economy differs from the economies of most developed countries, including the structure of the economy, level of government involvement, level of development, growth rate, control of capital inflows and outflows, control of foreign exchange and allocation of resources.
Our operations face risks and uncertainties associated with evolving Chinese laws and regulations, such as those associated with the extent to which the level of Chinese government involvement, control of capital inflows and outflows, control of foreign exchange and allocation of resources currently applicable within mainland China may become applicable to us and other risks and uncertainties as to whether and how recent Chinese government statements and regulatory developments, such as those relating to data and cyberspace security and anti-monopoly, could result in a material change in our operations and/or the value of our securities or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, cause the value of such securities to significantly decline or be worthless and affect our ability to list securities on a U.S. or other foreign exchange. If, in the future, there were to be a significant change in the manner in which the Chinese government exercises direct or indirect oversight, discretion or control over businesses operated in Macao, China and Hong Kong, including the current interpretation and application of existing Chinese laws and regulations on how the Chinese government exercises direct or indirect oversight, discretion or control over businesses operated in Macao, China and Hong Kong, it could potentially result in our Macao Operations being materially adversely affected and it could potentially adversely affect our results of operations, financial position and cash flows. In addition, the Chinese government has recently indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers.
There may be risks and uncertainties associated with the evolving laws and regulations in China, including their interpretation and implementation with respect to the enforcement of laws, rules and regulations and the possibility of changes thereto with little advance notice. If, in the future, there were to be any significant governmental intervention or influence in the future on, or in relation to our business or operations, or significant control over offerings of our securities or foreign investment in China-based issuers, this could potentially significantly limit or completely hinder our ability to offer or continue to offer securities to investors, cause the value of our securities to significantly decline or be worthless and affect our ability to list securities on a U.S. or other foreign exchange. For example, on August 20, 2021, the Standing Committee of the National People's Congress (“SCNPC”) promulgated the Personal Information Protection Law of the PRC (“PIPL”), which became effective on November 1, 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the PIPL provides extraterritorial effect on the personal information processing activities. Since our data processing activities outside mainland China from our Macao Operations relate to the offering of goods or services directed at natural persons in mainland China, our businesses from our Macao Operations operated outside mainland China are potentially subject to the requirements of PIPL. However, the implementation rules to the extraterritorial jurisdiction of the PIPL have not been finalized yet, and it remains unclear how the Chinese government will enforce such law. If the extraterritorial jurisdiction under the PIPL were to be extended to us, our Macao Operations would be subject to certain data privacy obligations which could potentially result in a material change to our operations. These data privacy obligations would primarily include bearing the responsibility for our personal information processing activities, and adopting the necessary measures to safeguard the security of the personal information we process in compliance with the standards required under the PIPL, the failure of which may result in us being ordered to correct or suspend or terminate the provision of services, confiscation of illegal income, fines or other penalties. Specifically, if the PIPL were to become applicable to us, we would be required to (i) notify the individuals concerned of the processing of their personal information in detail and establish legal bases for such processing; (ii) improve internal data governance by implementing managerial and technical security measures and response plans for security incidents; (iii) where we qualify as a “quantity processor” (to be defined by the Cyberspace Administration of China, “CAC”), designate a person in charge of personal information protection; (iv) establish a special agency or designate a representative within the territory of the PRC to be responsible for handling matters relating to personal information protection; (v) establish and make public the procedure for individuals to exercise their rights related to personal information; (vi) conduct an impact assessment on personal information protection before any high-risk processing activities; (vii) where we entrust processing of personal information to any vendor, conclude an agreement with such vendor and supervise its processing; (viii) where we transfer personal information outside the territory of the PRC due to business or other needs, meet one of the conditions prescribed by the PIPL, such as, passing the security evaluation organized by the CAC or other conditions prescribed by PRC laws, administrative regulations or the CAC. In addition, under the PIPL, where an overseas organization or individual engages in personal information processing activities that infringe upon the personal information rights and interests of PRC citizens or endangering the national security and public interests of the PRC, the CAC may include such organization or individual in the list of subjects to whom provision of personal information is restricted or prohibited, announce the same, and take measures such as restricting or prohibiting provision of personal information to such organization or individual. Moreover, if the recent Chinese regulatory actions on data security or other data-related laws and regulations were to become applicable to us in the future, we could become subject to certain cybersecurity and data privacy obligations which could potentially result in a material change to our operations, and the failure to meet such obligations could result in penalties and other regulatory actions against us and may materially and adversely affect our business and results of operations.
Recent events also indicate greater oversight by the CAC over data security, particularly for companies with Chinese operations seeking to list on a foreign exchange. For example, the Measures for Cybersecurity Review (“Review Measures”) issued by the CAC came into effect on February 15, 2022. The Review Measures provide that, in addition to critical information infrastructure operators (“CIIOs”) that intend to purchase network products or services, online platform operators engaging in data processing activities that affect or may affect national security shall also be subject to cybersecurity review. The Review Measures require that an online platform operator which possesses the personal information of at least one million users must apply for a cybersecurity review by the CAC if it intends to be listed in foreign countries. The Review Measures does not provide for a definition of “online platform operator” and, therefore, we cannot assure you that our Macao Operations will not be deemed as an “online platform operator.” However, as of the date of this report, our subsidiaries incorporated in mainland China do not have over one million users’ personal information and do not anticipate that they will be collecting over one million users’ personal information in the foreseeable future, and on that basis we believe we are not required to apply for cybersecurity review by the CAC, even if we are deemed as an “online platform operator.” The Review Measures are not enacted in accordance with the PIPL, so our obligation to apply for cybersecurity review will not change no matter whether the PIPL applies to us or not. Further, we have not received any notice from any authorities identifying any of our subsidiaries as a CIIO or requiring them to undertake a cybersecurity review by the CAC. While we believe our subsidiaries are not required to apply for cybersecurity review, the Review Measures provide CAC and relevant authorities certain discretion to initiate cybersecurity review where any network product or service or any data handling activity is considered to affect or may affect national security, which may lead to uncertainties in relation to the Review Measures’ impact on our operations or the offering of our securities.
As advised by our PRC legal advisers, Haiwen & Partners, SCL is currently not required to obtain any permission or approval from the China Securities Regulatory Commission (“CSRC”), CAC or any other mainland Chinese governmental authority to operate its business or to issue securities to foreign investors, other than those related to its two subsidiaries incorporated in mainland China that only provide back office support. SCL has received all requisite permissions and approvals for its back office supporting functions located in mainland China, primarily being the standard business licenses issued by the relevant authorities in mainland China, and it has never been denied such permissions and approvals. If SCL does not receive or maintain such permissions or approvals in relation to such back office support functions, we do not expect there will be any material adverse impact on the business, financial condition and results of our Macao Operations. However, in the event that we have inadvertently concluded that such permissions or approvals are not required or if, in the future, applicable laws, regulations or interpretations were to change and require SCL to obtain such permissions or approvals, the failure to obtain such permissions or approvals could potentially result in penalties and other regulatory actions against SCL and may materially and adversely affect our business and results of operations.
In addition, we face risks and uncertainties associated with evolving Chinese laws and regulations, such as those associated with the extent to which the level of Chinese government involvement, control of capital inflows and outflows, control of foreign exchange and allocation of resources currently applicable within mainland China may become applicable to us. A significant portion of our assets are located in Macao and a significant portion of our revenue is derived from Macao. Accordingly, our results of operations, financial position and prospects are subject to a significant degree to the economic, political and legal situation in Macao. From December 20, 1999, Macao became a Special Administrative Region of China when China resumed the exercise of sovereignty over Macao. The Basic Law of Macao provides that Macao will be governed under the principle of “one country, two systems” with its own separate government and legislature and that Macao will have a high degree of legislative, judicial and economic autonomy. However, there can be no assurance that economic, political and legal developments in Macao will not adversely affect our operations, or that there will not be a change in the manner in which regulatory oversight is conducted in Macao, if China were to apply such laws and regulations of mainland China to our operations in Macao and Hong Kong. If any such change were to occur, it could potentially adversely affect our results of operations, financial position and prospects. For example, currently in mainland China, the Renminbi cannot be freely exchanged into any foreign currencies, and exchange and remittance of foreign currencies are subject to Chinese foreign exchange regulations, such as the requirement to obtain approval from the State Administration of Foreign Exchange of the PRC or qualified commercial banks in the PRC. If, in the future, similar regulations were to become applicable to the exchange and remittance of MOP or other currencies in Macao, there could potentially be a material adverse effect on our business, financial condition, results of operations and cash flows.

Our securities may be prohibited from being traded in the U.S. securities market under the Holding Foreign Companies Accountable Act under certain circumstances. The cessation of trading of our securities, or the threat of their trading being prohibited, may materially and adversely affect the value and/or liquidity of our securities. Additionally, the inability of the PCAOB to conduct full inspections or investigations of our auditor may deprive our investors of the benefits of such inspections or investigations.
The Holding Foreign Companies Accountable Act (the “HFCA Act”) was enacted on December 18, 2020. The HFCA Act states that if the SEC determines that an issuer has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years, the SEC shall prohibit the securities of the issuer from being traded on a national securities exchange or in the over-the-counter trading market in the United States.
On September 22, 2021, the PCAOB adopted Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act, which established a framework for the PCAOB to use when determining whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in those jurisdictions. The SEC approved PCAOB Rule 6100 on November 5, 2021. On December 2, 2021, the SEC adopted final amendments implementing the disclosure and submission requirements under the HFCA Act, pursuant to which the SEC will identify a “Commission-Identified Issuer” if an issuer has filed an annual report containing an audit report issued by a registered public accounting firm that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, and will then impose a trading prohibition on an issuer after it is identified as a Commission-Identified Issuer for three consecutive years. If, in the future, we were to be identified as a Commission-Identified Issuer and have a “non-inspection” year, there is no assurance that we will be able to take remedial measures in a timely manner. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong, because of positions taken by one or more authorities in those jurisdictions. On August 26, 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China governing the PCAOB’s inspections and investigations of audit firms based in China and Hong Kong. The PCAOB reported that the new Protocol grants it, among other things, independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC. However, uncertainties remain whether and how this new Protocol will be implemented and whether the PCAOB can make a determination that it is able to inspect and investigate completely PCAOB-registered audit firms based in mainland China and Hong Kong.
There could be additional regulatory or legislative requirements or guidance that could impact us if, in the future, our auditor is not subject to PCAOB inspection. For example, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if passed by the U.S. House of Representatives and signed into law, would amend the HFCA Act and reduce the number of consecutive non-inspection years required for triggering the listing and trading prohibitions under the HFCA Act from three years to two years. The SEC also may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. The implications of any additional regulation or guidance in addition to the requirements of the HFCA Act are uncertain, and such uncertainty could cause the market price of our securities to be materially and adversely affected.
Our auditor, Deloitte & Touche LLP, is headquartered in the United States and was not identified as a firm that the PCAOB is unable to inspect in its determinations announced on December 16, 2021, pursuant to the HFCA Act. However, there is no assurance that future audit reports will be prepared by auditors able to be inspected by the PCAOB.
If the PCAOB is unable to conduct inspections or full investigations of our auditor, our securities could be prohibited from being traded in the U.S. securities market, including “over-the-counter,” if, in the future, we were to be identified as a Commission-Identified Issuer for three consecutive years. Such a prohibition could substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential prohibition could have a negative impact on the price of our securities. Also, such a prohibition could significantly affect our ability to raise capital on acceptable terms, or at all, which may have a material adverse effect on our business, financial condition and prospects.

Inspections of other audit firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. If the PCAOB were unable to conduct inspections or full investigations of our auditor, we and investors in our securities would be deprived of the benefits of such PCAOB inspections. In addition, the inability of the PCAOB to conduct inspections or full investigations of auditors would make it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors that are subject to the PCAOB inspections, which could cause investors and potential investors to lose confidence in the audit procedures and reported financial information and the quality of our financial statements.
Risks Related to Our Business
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
Risks Associated with Our International Operations
We are subject to limitations on the transfers of cash to and from our subsidiaries, limitations of the pataca exchange markets and restrictions on the export of the renminbi.
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
The ability of subsidiaries to make distributions to us depends on the earnings and cash flow generated from gaming operations and various other factors, including compliance with certain local statutes, the laws and regulations currently and in the future applicable to our subsidiaries and restrictions in connection with their contractual arrangements. While currently there is no foreign exchange or capital control restriction applicable to transactions between us and our Singapore, Macao, Hong Kong and China subsidiaries, we cannot assure you that this will continue to be the case in the future, and our ability to convert over a relatively short period large amounts of patacas into U.S. dollars may be limited. In addition, the mainland Chinese government also imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China by our subsidiaries incorporated in mainland China. If, in the future, foreign exchange or capital control restrictions were to be imposed and become applicable to us, such restrictions could potentially reduce the amounts that we would be able to receive from our Singapore, Macao, Hong Kong and China subsidiaries. Our non-U.S. subsidiaries, including those located in Singapore, Macao, Hong Kong and mainland China, held unrestricted cash and cash equivalents of $1.92 billion and restricted cash of $289 million as of September 30, 2022, of which approximately $1.42 billion is available to be repatriated to the U.S. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise. The remaining unrestricted amounts are not available for repatriation primarily due to dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL.
Venetian Macau Limited, a subsidiary of SCL incorporated in Macao ("VML"), is also subject to a 12% complementary tax on dividend distributions to its shareholders from gaming profits. In May 2014, VML entered into an agreement with the Macao government that required VML to make fixed annual payments in lieu of paying this 12% tax (“Shareholder Dividend Tax Agreement”) through the end of 2018. In April 2019, VML entered into a renewed Shareholder Dividend Tax Agreement with the Macao government, effective through June 26, 2022. In September 2022, VML received an additional extension of the tax exemption regarding Macao complementary tax on VML’s gaming activities to December 31, 2022. As of the date of this report, management is reviewing the option of applying for the Shareholder Dividend Tax Arrangement for the period June 27, 2022 to December 31, 2022.

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
If we are unable to obtain the Shareholder Dividend Tax Agreement in subsequent periods, restrictions are placed on the ability of our subsidiaries in Singapore, Macao, Hong Kong and mainland China to make distributions or declare dividends or limitations of the pataca exchange markets and restrictions on the export of the renminbi are realized, it could potentially adversely affect our results of operations, financial position and cash flows.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1
Subordinated Term Loan Agreement, dated as of July 11, 2022, by and between Sands China Ltd., as the Borrower, and Las Vegas Sands Corp., as the Lender (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2022 and filed on July 22, 2022).

23.1	Consent of Haiwen & Partners
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

October 21, 2022	By:	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

October 21, 2022	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)