Form 10-K
period 2022-12-31
LAS VEGAS SANDS CORP
filed 2023-02-03
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $11,116,269,494 based on the closing sale price on that date as reported on the New York Stock Exchange.
The Company had 764,273,371 shares of common stock outstanding as of February 1, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be used in connection with the registrant's 2023 Annual Meeting of Stockholders are incorporated into Part III (Item 10 through Item 14) of this Annual Report on Form 10-K.

Las Vegas Sands Corp.

PART I
ITEM 1. — BUSINESS
Our Company
Las Vegas Sands Corp. ("LVSC," or together with its subsidiaries "we" or the "Company") is a Fortune 500 company and the leading global developer and operator of destination properties ("Integrated Resorts") that feature premium accommodations, world-class gaming, entertainment and retail malls, convention and exhibition facilities, celebrity chef restaurants and other amenities.
We currently own and operate Integrated Resorts in Macao and Singapore. We believe our geographic diversity, best-in-class properties and convention-based business model provide us with the best platform in the hospitality and gaming industry to continue generating growth and cash flow while simultaneously pursuing new development opportunities. Our unique convention-based marketing strategy allows us to attract business travelers during the slower mid-week periods while leisure travelers occupy our properties during the weekends. Our convention, trade show and meeting facilities, combined with the on-site amenities offered at our Macao and Singapore Integrated Resorts, provide flexible and expansive space for meetings, incentives, conventions and exhibitions ("MICE").
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
Through our 69.9% ownership of Sands China Ltd. ("SCL"), we own and operate a collection of Integrated Resorts in the Macao Special Administrative Region ("Macao") of the People's Republic of China ("PRC" or "China"). These properties include The Venetian Macao Resort Hotel ("The Venetian Macao"); The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao, Cotai Strip (the "Four Seasons Macao"); and the Sands Macao.
In Singapore, we own and operate the iconic Marina Bay Sands, which opened in 2010 and is one of Singapore's major tourist, business and retail destinations.
We are dedicated to being a good corporate citizen, anchored by the core values of serving people, planet and communities. We strive to deliver a positive working environment for our team members worldwide and pledge to promote the advancement of aspiring team members through a range of educational partnerships, grants and leadership training. We also drive social impact through our Sands Cares charitable giving and community engagement program, and environmental performance through our award-winning Sands ECO360 global sustainability program ("Sands ECO360"). Through Sands ECO360, we develop and implement environmental practices to protect natural resources, offer our team members a safe and healthy work environment, and enhance the resort experiences of our guests. In 2022, for the third consecutive year, we were named to the Dow Jones Sustainability North America Index and to the Dow Jones Sustainability World Index, recognizing our leadership and performance across economic, environmental and social areas. We are committed to creating and investing in industry-leading policies and procedures to safeguard our patrons, partners, employees and neighbors. Project Protect is our responsible gaming, anti-human trafficking and financial crime prevention program. Our industry-leading Integrated Resorts provide substantial contributions to our host communities including growth in leisure and business tourism, sustained job creation and ongoing financial opportunities for local small and medium-sized businesses.

LVSC was incorporated in Nevada in August 2004. Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "LVS." Our principal executive office is located at 5500 Haven Street, Las Vegas, Nevada 89119 and our telephone number at that address is (702) 923-9000. Our website address is www.sands.com. The information on our website is not part of this Annual Report on Form 10-K.
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
Our principal operating and developmental activities occur in two geographic areas: Macao and Singapore. Management reviews the results of operations for each of its operating segments, which generally are our Integrated Resorts. In Macao, our operating segments are: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; and Sands Macao. In Singapore, our operating segment is Marina Bay Sands. Additionally, prior to its sale, our operating segment in the United States, was The Venetian Resort Las Vegas and the Sands Expo and Convention Center (together, the "Las Vegas Operating Properties") through February 22, 2022, which has been disclosed as a discontinued operation. We also have ferry operations and various other operations that are ancillary to our Macao properties (collectively, "Ferry Operations and Other") that we present to reconcile to our consolidated statements of operations and financial condition. In addition to our reportable segments noted above, management also reviews construction and development activities for our projects under development, which include the renovation and expansion of our MICE, entertainment and retail product in Macao and the MBS Expansion Project (as later defined).
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
Substantial and diversified cash flow from existing operations. Our Integrated Resorts in Macao and Singapore have contributed 53% and 47% of our total adjusted property EBITDA, respectively, during the previous five years. In each of these jurisdictions, our cash flow from operations was derived from a combination of gaming and non-gaming sources, including retail malls, hotel, food and beverage, entertainment and MICE.
Market leadership in the growing high-margin mass market gaming segment. In our gaming business, we focus on the high-margin mass gaming segment. Our combined SCL properties had the highest percentage of gaming win from mass tables and slots of the Macao operators, with an average market share of approximately 30% during the previous five years. Management estimates our mass market table revenues typically generated a gross margin substantially higher than the gross margin on our VIP table revenues. Additionally, gross gaming revenue from mass tables and slots has contributed to approximately two-thirds of total gross gaming revenue at Marina Bay Sands during the previous five years.
Established brands with broad regional and international market awareness and appeal. Through a combination of its diversity of amenities, scale of facilities and its distinctive design, The Venetian Macao has remained the foremost example of a themed Integrated Resort in Macao. The Parisian Macao, our themed property with an iconic replica of the Eiffel Tower and other attractions, along with The Londoner Macao, with its phased opening throughout 2022, has established an interconnected critical mass of European-themed Integrated Resorts that attract multiple segments of leisure and business tourism and drive broad brand awareness both regionally and globally. As awareness of The Londoner Macao increases, we believe this Integrated Resort has both the quality and scale to enhance the overall reputation and recognition of our Macao portfolio.
Marina Bay Sands is an iconic, architecturally significant Integrated Resort with meaningful scale and visitation. Due to its distinctive design, multitude of amenities and customer experiences shared on social media, and a prominent position as part of the Singapore skyline, Marina Bay Sands is recognized throughout Asia and globally. We believe the brand of Marina Bay Sands is unique and as a result, the property is often featured prominently on social media, in filmed entertainment and in other media.
Experienced management team with a proven track record. Mr. Robert G. Goldstein, our Chairman and Chief Executive Officer, has been an integral part of our executive team from the beginning, joining our founder and previous Chairman and Chief Executive Officer, Mr. Sheldon G. Adelson before The Venetian Resort Las Vegas was constructed. Mr. Goldstein is one of the most respected and experienced executives in our industry today. Mr. Patrick Dumont, our President and Chief Operating Officer, has been with the Company for more than twelve years, including previously serving as our Executive Vice President and Chief Financial Officer, and has prior experience in corporate finance and management. Our management team is focused on delivering growth, increasing our return on invested capital, balance sheet strength, preserving the Company’s financial flexibility to pursue development opportunities and continuing to execute return of capital to stockholders.
Unique MICE and entertainment facilities. Our market-leading MICE and entertainment facilities contribute to our markets’ diversification and appeal to business and leisure travelers while diversifying our cash flows and increasing revenues and profit. Our approximately 2.9 million square feet of global MICE space is designed to meet the needs of meeting planners and corporate events and trade show organizers from around the world. Our experience and expertise in this industry supports our ability to drive leisure and business tourism to our markets. The live entertainment program at our properties has been a key traffic driver and has established us as a leader in the field of tourism and leisure activities.
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
Identifying targeted investment opportunities to drive growth across our portfolio. We will continue to invest in the expansion of our facilities and the enhancement of the leisure and business tourism appeal of our property portfolio. Our planned development projects include fulfilling capital and operating investment requirements as part of our Macao gaming concession, future phases of renovation and redevelopment of The Londoner Macao and the extensive renovation and expansion of Marina Bay Sands.
Our Operations
Macao
The Venetian Macao is the anchor property of our Cotai Strip development and is located approximately two miles from the Taipa Ferry Terminal on Macao's Taipa Island and six miles from the bridge linking Hong Kong, Macao and Zhuhai. The Venetian Macao includes approximately 503,000 square feet of gaming space and gaming support area with approximately 630 table games and 1,180 slot machines and electronic table games ("ETGs"). The Venetian Macao features a 39-floor luxury hotel tower with 2,905 elegantly appointed luxury suites and the Shoppes at Venetian, approximately 944,000 square feet of unique retail shopping with 316 stores featuring many international brands and home to 56 restaurants and food outlets featuring an international assortment of cuisines. In addition, The Venetian Macao has approximately 1.2 million square feet of convention facilities and meeting room space, an 1,800-seat theater and the 15,000-seat Cotai Arena that hosts world-class entertainment and sporting events.
The Londoner Macao (previously Sands Cotai Central), our largest Integrated Resort on the Cotai Strip, is located across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Macao. The Londoner Macao is the result of our renovation, expansion and rebranding of Sands Cotai Central, which included the addition of extensive thematic elements both externally and internally and was completed during 2022. The Londoner Macao presents a range of new attractions and features, including some of London’s most recognizable landmarks, such as the Houses of Parliament and the Elizabeth Tower (commonly known as "Big Ben"), and interactive guest experiences. The Integrated Resort features four hotel towers. The first hotel tower consists of Londoner Court with 368 luxury suites and 400 rooms and suites under the St. Regis brand. The second hotel tower consists of 659 five-star rooms and suites under the Conrad brand and The Londoner Macao Hotel with 594 London-themed suites, including 14 exclusive Suites by David Beckham. The third hotel tower consists of 1,842 rooms and suites under the Sheraton brand. The fourth hotel tower consists of 2,126 rooms and suites under the Sheraton brand. The Integrated Resort includes approximately 400,000 square feet of gaming space and gaming support area with approximately 480 table games and 860 slot machines and ETGs, approximately 369,000 square feet of meeting space, a 1,701-seat theater, the 6,000-seat Londoner Arena, approximately 610,000 square feet of retail space with 128 stores and home to 49 restaurants and food outlets featuring an international assortment of cuisines.
The Parisian Macao, which is connected to The Venetian Macao and The Plaza Macao and Four Seasons Macao, includes approximately 270,000 square feet of gaming space and gaming support area with approximately

270 table games and 800 slot machines and ETGs. The Parisian Macao also features 2,541 rooms and suites and the Shoppes at Parisian, approximately 296,000 square feet of unique retail shopping with 109 stores featuring many international brands and home to 23 restaurants and food outlets featuring an international assortment of cuisines. Other non-gaming amenities at The Parisian Macao include a meeting room complex of approximately 63,000 square feet and a 1,200-seat theater. Directly in front of The Parisian Macao, and connected via a covered walkway to the main building, is a half-scale authentic re-creation of the Eiffel Tower containing a viewing platform and restaurant.
The Plaza Macao and Four Seasons Macao, which is located adjacent to The Venetian Macao, has approximately 108,000 square feet of gaming space and gaming support area with approximately 140 table games and 100 slot machines and ETGs at its Plaza Casino. The Plaza Macao and Four Seasons Macao also has 360 elegantly appointed rooms and suites managed by FS Macau Lda., several food and beverage offerings, and conference and banquet facilities. The Shoppes at Four Seasons includes approximately 249,000 square feet of retail space with 137 stores and home to 9 restaurant and food outlets, and is connected to the Shoppes at Venetian. The Plaza Macao and Four Seasons Macao also features 19 ultra-exclusive Paiza Mansions, which are individually designed and made available by invitation only. The Grand Suites at Four Seasons opened in October 2020 and features 289 luxury suites.
The Sands Macao, the first U.S. operated Las Vegas-style casino in Macao, is situated near the Macao-Hong Kong Ferry Terminal on a waterfront parcel centrally located between Macao's Gongbei border gate with China and Macao's central business district. The Sands Macao includes approximately 176,000 square feet of gaming space and gaming support area with approximately 160 table games and 560 slot machines and ETGs. The Sands Macao also includes a 289-suite hotel tower, spa facilities and several restaurants and entertainment areas.
We operate the gaming areas within our Macao properties pursuant to a 10-year gaming concession that expires in December 2032. See "Regulation and Licensing — Macao Concession." Prior to the current gaming concession, we operated these gaming areas under an amended 20-year subconcession agreement, which expired on December 31, 2022.
Singapore
Marina Bay Sands opened with approximately 2,600 rooms and suites located in three 55-story hotel towers. We are currently undertaking extensive renovation work with approximately 2,300 rooms and suites resulting upon completion, which is expected to greatly enhance the positioning of our suite product. Atop the three towers is the Sands SkyPark, an extensive outdoor recreation area with a 150-meter infinity swimming pool and leading restaurant and nightlife brands. The Integrated Resort offers approximately 160,000 square feet of gaming space with approximately 500 table games and 2,900 slot machines and ETGs; The Shoppes at Marina Bay Sands, an enclosed retail, dining and entertainment complex with signature restaurants from world-renowned chefs; an event plaza and promenade; and an art/science museum. Marina Bay Sands also includes approximately 1.2 million square feet of meeting and convention space and a state-of-the-art theater for top Broadway shows, concerts and gala events.
We operate the gaming area within our Singapore property pursuant to a 30-year casino concession provided under a development agreement entered into in August 2006. See "Regulation and Licensing — Development Agreement with Singapore Tourism Board."
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. ("MBS") entered into an additional development agreement (the “Second Development Agreement”) with the Singapore Tourism Board (the "STB") pursuant to which MBS has agreed to construct a development, which will include a hotel tower with approximately 1,000 rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats (the “MBS Expansion Project”). The Second Development Agreement provides for a total project cost of approximately 4.5 billion Singapore dollars ("SGD," approximately $3.3 billion at exchange rates in effect on December 31, 2022). We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Second Development Agreement. On September 7, 2021, we amended the 2012 Singapore Credit Facility, which, among other things, extended the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project to March 31, 2022. On March 29, 2022, we

entered into a letter agreement with the STB to extend the construction commencement date for the MBS Expansion Project from April 8, 2022 to April 8, 2023. We are in the process of reviewing the budget and timing of the MBS expansion based on the impact of the COVID-19 Pandemic and other factors. As a result, the construction cost estimate and construction schedule were not delivered to the lenders by the extended deadline, and we will not be permitted to make further draws on the Singapore Delayed Draw Term Facility until these items are delivered. We do not anticipate material spend related to the MBS Expansion Project prior to the delivery of these items to lenders.
Our Markets
Macao
Macao is the largest gaming market in the world and the only market in China to offer legalized casino gaming. According to Macao government statistics issued publicly on a monthly basis by the Gaming Inspection and Coordination Bureau (commonly referred to as the "DICJ"), annual gross gaming revenues were 42.20 billion patacas in 2022 (approximately $5.25 billion at exchange rates in effect on December 31, 2022), a decrease of 51.4% and 85.6% compared to 2021 and 2019, respectively, due to the impact of the COVID-19 Pandemic.
We welcomed approximately 6 million visitors to Macao in 2022, compared to the approximately 8 million visitors in 2021. We believe visitation will return to pre-pandemic levels and will continue to experience meaningful long-term growth. We believe this growth will be driven by a variety of factors, including the movement of Chinese citizens to urban centers in China, continued growth of the Chinese outbound tourism market, the increased utilization of existing transportation infrastructure, the introduction of new transportation infrastructure and the continued increase in hotel room inventory in Macao and neighboring Hengqin Island. There has been significant investment announced and recently completed by concessionaires in new resort development projects on Cotai. These factors should help increase the critical mass on Cotai and further drive Macao's transformation into a leading business and leisure tourism hub in Asia. We believe the development of additional integrated resort products in Macao will also drive a higher demand for gaming products.
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
Proximity to Major Asian Cities
Visitors from Hong Kong, South China, Taiwan and other locations in Asia can reach Macao in a relatively short time, using a variety of transportation methods, and visitors from more distant locations in Asia can take advantage of short travel times by air to Zhuhai, Shenzhen, Guangzhou or Hong Kong, followed by a road, ferry or helicopter trip to Macao. In addition, numerous air carriers fly directly into Macau International Airport from many major cities in Asia. Various past COVID-19 related restrictions and closures have impacted these transportation methods.
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
Competition in Macao
Gaming in Macao is administered by the government through concessions awarded to six different concessionaires, of which we are one. The other concessionaires are SJM Resorts, S.A., Wynn Resorts (Macau), S.A., Galaxy Casino, S.A., MGM Grand Paradise, S.A. and Melco Resorts (Macau), S.A.

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
Based on figures released by the STB, Singapore welcomed approximately 6.3 million international visitors in the twelve months ended December 31, 2022, a 1,810.5% increase and a 67.0% decrease compared to the same period in 2021 and 2019, respectively. The 2022 increase compared to 2021 was due to the easing of travel restrictions in April 2022 that were originally implemented in early 2020 due to the impact of the COVID-19 Pandemic. Tourism receipts were estimated to be SGD 1.89 billion (approximately $1.41 billion at exchange rates in effect on December 31, 2022) in 2021 (the latest information publicly available at the time of filing). The Gambling Regulatory Authority (the "GRA"), the gaming regulator in Singapore, does not disclose gaming revenue for the market and thus no official figure exists.
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
Proximity to Major Asian Cities
More than 100 airlines operate in Singapore, connecting it to some 300 cities in approximately 80 countries. In the twelve months ended December 31, 2022, 32 million passengers passed through Singapore's Changi Airport, an increase of 955% and a decrease of 53% compared to the same period in 2021 and 2019, respectively, due to the impact of the COVID-19 Pandemic. In 2019, Changi Jewel, a multi-use retail, hotel and food and beverage destination, opened at Changi Airport, and work is currently underway to expand the number of runways and open a fifth terminal, which would increase passenger capacity. Based on figures released by the STB, the largest source markets for visitors to Singapore over the last five years ending in 2022 were China and Indonesia. The STB's methodology for reporting visitor arrivals does not recognize Malaysian citizens entering Singapore by land, although this method of visitation is generally thought to be substantial.
Competition in Singapore
Gaming in Singapore is administered by the government through the award of licenses to two operators, our Company and Resorts World Sentosa, which is 100% owned by Genting Singapore PLC. The GRA is required to ensure there will not be more than two casino licenses until January 1, 2031.
Our Singapore operations also face competition from other gaming and resort destinations, both in Asia and globally.
Retail Mall Operations
We own and operate retail malls at our Integrated Resorts at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao and Marina Bay Sands. We currently own approximately 2.8 million square feet of gross retail space. Management believes being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.

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
The tables below set forth certain information regarding our mall operations on the Cotai Strip and at Marina Bay Sands as of December 31, 2022. These tables do not reflect subsequent activity in 2023.

Mall Name	Total GLA(1)	Selected Significant Tenants

Shoppes at Venetian	813,832(2)	ZARA, Victoria's Secret, UNIQLO, Tiffany & Co., Rolex, Bvlgari, FURLA, MUJI, Marks & Spencer, Tommy Hilfiger, Cartier, Chaumet, Longines
Shoppes at Londoner	610,238	Marks & Spencer, Chow Tai Fook, Apple, Bottega Veneta, Gucci, Burberry, Lululemon, Tod's, V&A, DFS, Tory Burch, The Cheesecake Factory, Shake Shack, Pop Mart
Shoppes at Parisian	296,322	Zadig & Voltaire, Versace Jeans Couture, Antonia, Arc'teryx, Champion, Jaeger-LeCoultre, Breitling, I.T Menswear
Shoppes at Four Seasons	248,674	Cartier, Chanel, Louis Vuitton, Hermès, Gucci, Dior, Versace, Zegna, Loro Piana, Saint Laurent, Balenciaga, Loewe, Roger Vivier, Christian Louboutin, Alexander McQueen, Miu Miu, Chloe
The Shoppes at Marina Bay Sands	622,007(3)	Louis Vuitton, Zara, Chanel, Gucci, Dior, Burberry, Prada, Fendi, Moncler, Hermès, Cartier, Apple
____________________
(1)Represents Gross Leasable Area in square feet.
(2)Excludes approximately 130,000 square feet of space on the fifth floor currently not on the market for lease.
(3)Excludes approximately 230,000 square feet of space operated by the Company.

The following table reflects our tenant representation by category for our mall operations as of December 31, 2022:

Category	Square Feet	% of Square Feet	Representative Tenants

Fashion (luxury, women's, men's, mixed)	716,598	34%	Louis Vuitton, Dior, Gucci, Versace, Chanel, Hermès, Balenciaga, Loewe, Saint Laurent, Burberry, Prada, Moncler, Fendi, Tommy Hilfiger, Coach, Tory Burch, I.T Menswear
Restaurants and lounges	409,032	20%	Lei Garden, Ce La Vi, North, Blossom, The Cheesecake Factory, Shake Shack
Multi-Brands	245,114	12%	Duty Free Americas, The Atrium, DFS
Jewelry	152,003	7%	Bvlgari, Cartier, Rolex, Tiffany & Co., Chaumet, Van Cleef & Arpels, Longines, V&A, Jaeger-LeCoultre, Breitling
Fashion accessories and footwear	114,974	6%	Rimowa, FURLA, Oakley & Spectacle Hut, Charles & Keith, Tod’s
Health and beauty	102,718	5%	Sephora, Sa Sa, Chanel, Helena Rubinstein, SkinCeuticals, Valentino Beauty
Home furnishing and electronics	99,812	5%	Apple, Zara Home, MUJI
Lifestyle, sports and entertainment	99,329	5%	Manchester United, Adidas, Lululemon, Under Armour
Banks and services	56,375	3%	Bank of China, ICBC, KBL Healthcare
Specialty foods	31,078	2%	Godiva, Haagen Dazs, Jason’s Deli
Arts and gifts	17,962	1%	Emporio di Gondola, Pop Mart
Total	2,044,995	100%
Human Capital
Talent Management
We directly employ approximately 35,700 employees worldwide, including approximately 35,500 full-time employees, and hire additional temporary employees on an as-needed basis. Of our full-time employees, approximately 50% are female.
Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled managers and employees at our properties. Our strategy is to be the employer of choice by ensuring a thriving workforce built on integrity and opportunity and to support our employees’ personal, professional and financial well-being. We strive to enhance our culture by creating a safe environment that consists of an inclusive and diverse workforce where all employees are treated fairly and equally and can excel in the performance of their duties. Some examples of key programs and initiatives we have implemented to attract, develop and retain our diverse workforce include:
•Competitive pay;
•Healthcare: medical/prescription, dental, vision, short-term disability, life and accidental death and disability insurance options at no premium cost; group healthcare insurance; and other support for both physical and mental health, such as a free Employee Assistance Program for employees and their household at SCL, which provides information regarding nutrition, disease management, stress reduction and injury prevention;
•Retirement benefits: all eligible employees are able to participate in retirement planning schemes, which may include contributions from the employer, as well as the employee;

•Diversity, Equity and Inclusion Program: through well-established policies, procedures, hiring practices and support systems, we promote diversity, equity and inclusion and integrate these values into our Company;
•Subsidized child care programs;
•On-site provision of meals for employees; and
•Training and development: through Sands Academy, our global training and development platform, we provide courses, learning tools, coaching opportunities and one-on-one consulting to help employees fulfill their potential, as well as provide tuition reimbursement.
Our employees are not covered by collective bargaining agreements. We believe we have good relations with our employees and any relevant union.
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
In addition to our internal initiatives, we have developed the Drop by Drop Project, a collaborative water stewardship initiative in conjunction with Clean the World Foundation. The Drop by Drop Project is designed to encourage sustainability in our local regions and reinvests capital from our water stewardship efforts into innovative water projects in Macao and Singapore.
Development Projects
We regularly evaluate opportunities to improve our product offerings, such as refreshing our meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and our gaming areas, as well as other revenue generating additions to our Integrated Resorts.
Macao
As part of the Concession (defined below) entered into by VML and the Macao government, VML has a financial commitment to spend 30.24 billion patacas (approximately $3.77 billion at exchange rates in effect on December 31, 2022) through 2032 on both capital and operating projects, including 27.80 billion patacas (approximately $3.46 billion at exchange rates in effect on December 31, 2022) in non-gaming projects that will also appeal to international visitors (the "Investment Plan"). As part of the Investment Plan, VML will dedicate resources to several key areas, including:
•A commitment to expand, improve and optimize the scale and quality of its convention centers and related amenities. This includes the proposed development of a new approximately 18,000-square-meter MICE facility in a new podium adjacent to the existing Cotai Expo, expanding the Company’s footprint of inter-connected meeting space and enabling the hosting of additional large-scale international MICE events. In connection with these efforts, we will strengthen the planning, organization and international marketing of convention tourism in order to attract global multinational companies to host annual meetings and corporate summits in Macao.

•The redevelopment of the existing Le Jardin (the “Tropical Garden” on the south side of The Londoner Macao) to create a new and unique approximately 50,000-square-meter garden-themed destination. The proposed garden-themed attraction will include an iconic conservatory together with related themed green spaces and amenities. The conservatory is intended to become a Macao landmark of international renown, providing a year-round themed attraction for tourists and residents.
•An expansion of entertainment and sporting events and offerings to grow international tourism, supported in part by a meaningful reinvestment and upgrade of the Cotai Arena. We will also develop several new restaurants and introduce innovative international culinary concepts to support Macao’s position as a city of gastronomy. We will also launch a luxury yacht experience featuring on-board dining and entertainment including celebrity appearances, as well as water sports.
Singapore
In April 2019, MBS entered into the Second Development Agreement with the STB pursuant to which MBS has agreed to construct a development, which will include a hotel tower with approximately 1,000 rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats. The Second Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.3 billion at exchange rates in effect on December 31, 2022), which investment must be completed within eight years from the effective date of the agreement. The amount of the total project cost will be finalized as we complete design and development and begin construction. We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Second Development Agreement. On September 7, 2021, we amended the 2012 Singapore Credit Facility, which, among other things, extended the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project to March 31, 2022. On March 29, 2022, we entered into a letter agreement with the STB to extend the construction commencement date for the MBS Expansion Project from April 8, 2022 to April 8, 2023. We are in the process of reviewing the budget and timing of the MBS expansion based on the impact of the COVID-19 Pandemic and other factors. As a result, the construction cost estimate and construction schedule were not delivered to the lenders by the extended deadline, and we will not be permitted to make further draws on the Singapore Delayed Draw Term Facility until these items are delivered. We do not anticipate material spend related to the MBS Expansion Project prior to the delivery of these items to lenders.
We also began the approximately $1.0 billion renovation of Marina Bay Sands, which introduces world-class suites in Tower 1 and Tower 2, and substantially upgrades the overall guest experience for premium customers. This project is in addition to our MBS Expansion Project.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
Regulation and Licensing
Macao Concession
On December 16, 2022, the Macao government granted VML, SCL's wholly owned subsidiary, one of six concessions to operate casinos in Macao. VML entered into a concession agreement with the Macao government for the duration of ten years, beginning January 1, 2023 (the "Concession"). With the expiry of VML’s subconcession on December 31, 2022, all of our casinos, gaming areas and respective supporting areas located in Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao, with a total approximate area of approximately 136,000 square meters (representing approximately 4.7% of the total property area of these entities), reverted to and are now owned by the Macao government. Effective January 1, 2023, all these casinos and gaming areas, as well as respective supporting areas, were temporarily transferred to VML for the duration of the Concession in return for annual payments of 750 patacas per square meter for the first three years and 2,500 patacas per square meter for the following seven years (approximately $93 and $311, respectively, at exchange rates in effect on December 31, 2022). These annual payments will be adjusted annually based on the Macao average price index for the preceding year. Under the Concession, we are obligated to operate casino games of chance in Macao. The Concession allows us to operate the casino and gaming areas located in the following properties: Sands Macao, The Venetian Macao, The Plaza Macao and the Four Seasons Macao, The Londoner Macao and The Parisian Macao. We are required to invest, or cause to be invested, at least 30.24 billion patacas (approximately $3.77 billion at exchange rates in effect on December 31, 2022), including 27.80 billion patacas (approximately $3.46 billion at exchange rates in effect on December 31, 2022) on non-gaming projects. As part of the investment, we are obligated to develop certain gaming and non-gaming investment projects by December 2032 and dedicate resources to, among others, the attraction of international visitors, conventions and exhibitions, entertainment shows, sporting events, culture and art, health and wellness, and themed attractions, as well as support Macao's position as a city of gastronomy and increase community and maritime tourism. We will be required to increase our investment in non-gaming projects by up to 20% in the following year if Macao’s annual market gross gaming revenue achieves or exceeds 180 billion patacas (approximately $22.42 billion at exchange rates in effect on December 31, 2022). The 20% increase is subject to a deduction of 4% per year if the revenue trigger occurs on or after the sixth year of the term of the Concession (2028).
We are subject to licensing and control under applicable Macao law and are required to be licensed by the Macao gaming authorities to operate a casino. We must pay periodic and regular fees and taxes, and our gaming license is not transferable. We must periodically submit detailed financial and operating reports to the Macao gaming authorities and furnish any other information the Macao gaming authorities may require. No person may acquire any rights over the shares or assets of VML without first obtaining the approval of the Macao gaming authorities. Similarly, no person may operate the casino premises for which the use has been temporarily transferred to us, either through a management agreement or any other contract or through step in rights without first obtaining the approval of, and receiving a license from, the Macao gaming authorities. The transfer or creation of encumbrances over ownership of shares representing the share capital of VML or other rights relating to such shares, and any act involving the granting of voting rights or other stockholders' rights to persons other than the original owners, would require the approval of the Macao government and the subsequent report of such acts and transactions to the Macao gaming authorities.
Our Concession and the applicable Macao laws require, among other things: (i) approval of the Macao government for transfers of shares in VML, or of any rights over or inherent to such shares, including the grant of voting rights or other stockholder's rights to persons other than the original owners, as well as for the creation of any charge, lien or encumbrance on such shares; (ii) approval of the Macao government for transfers of shares, or of any rights over such shares, in any of our direct or indirect stockholders, provided that such shares or rights are directly or indirectly equivalent to an amount that is equal to or higher than 5% of VML's share capital; (iii) that the Macao government be given notice of the creation of any encumbrance or the grant of voting rights or other stockholder's rights to persons other than the original owners on shares in any of the direct or indirect stockholders in VML, provided that such shares or rights are equivalent to an amount that is equal to or higher than 5% of VML's share capital; (iv) that the Macao government be given notice of listing on a stock exchange by any indirect stockholders holding shares equal to or higher than 5% of VML's share capital; and (v) that the Macao government be given prior notice of any relevant financial decision exceeding 10% of the share capital of VML five days before that decision is taken. The requirements in provisions (ii) and (iii) above will not apply, however, to securities listed as tradable on a stock exchange. VML and any of its subsidiaries where VML is a dominant shareholder cannot be listed in any stock exchange.
The Macao gaming authorities may investigate any individual who has a material relationship to, or material involvement with, us to determine whether our suitability and/or financial capacity is affected by this individual. LVSC and SCL shareholders with 5% or more of the share capital, directors and key employees must apply for and undergo a finding of suitability process and maintain due qualification during the Concession term, and accept the persistent and long-term inspection and supervision exercised by the Macao government. VML is required to notify the Macao government immediately should VML become aware of any fact that may be material to the appropriate qualification of any shareholder who owns 5% or more of the share capital, or any officer, director or key employee. Changes in licensed positions must be reported to the Macao gaming authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Macao gaming authorities have jurisdiction to disapprove a change in corporate position. If the Macao gaming authorities were to find one of our officers, directors or key employees unsuitable for licensing, we would have to sever all relationships with that person. In addition, the Macao gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications.
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
In addition, the Macao gaming authorities require prior approval for any loan or similar financing transaction above 100 million patacas (approximately $12 million at exchange rates in effect on December 31, 2022) where VML is a borrower or a lender, or where it involves the creation of liens and encumbrances over VML's assets and restrictions on stock.
Macao gaming authorities also require to be given prior notice of any relevant financial decision five days before that decision is taken, including but not limited to internal movement of funds exceeding 50% of the share capital of VML, and any other decision exceeding 10% of the share capital of VML, namely labor-related decisions such as payment of salaries and employment benefits.
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
The Concession requires the Macao gaming authorities' prior approval of any recapitalization plan proposed by VML's Board of Directors. The Chief Executive of Macao could also require VML to increase its share capital if he deemed it necessary.
The Concession also allows the Macao government to request various changes in the plans and specifications of our Macao properties and to make various other decisions and determinations that may be binding on us. For example, the Macao government has the right to require that we contribute additional capital to our Macao subsidiaries or that we provide certain deposits or other guarantees of performance in any amount determined by the Macao government to be necessary. VML is limited in its ability to raise additional capital by the need to first obtain the approval of the Macao gaming and governmental authorities before raising certain debt or equity.
The Concession requires VML to submit to the Macao government an annual execution proposal of the specific projects mentioned in the Concession’s Investment Plan up to three months before the start of each calendar year, detailing each project it intends to execute, the proposed amount and the execution schedule for the relevant year. The annual execution proposal for the year 2023 should be submitted by March 31, 2023. Within two months after submission of each annual execution proposal, the Macao government will decide on their approval, and may request adjustments to specific projects, to the investment amount and to the execution schedule. If any of our annual execution proposals or parts thereof are not approved, VML is obliged to propose allocating the relevant funds to other projects related with its activity, which are also subject to approval of the Macao government. Within three months after the end of each calendar year, VML is required to submit a report on the execution of the previous year’s execution proposal. In addition, VML is subject to the supervision of the Macao government as regards the execution of development projects included in the Concession’s Investment Plan, and VML must submit regular progress reports every two months, and may be requested to submit exceptional detailed reports whenever the normal progress of any development project is compromised.
If our Concession is terminated in the event of a default, the casinos and gaming-related equipment would be automatically transferred back to the Macao government without compensation to us and we would cease to generate any revenues from these operations. In many of these instances, the Concession does not provide a specific cure period within which any such events may be cured and, instead, we would rely on consultations and negotiations with the Macao government to give us an opportunity to remedy any such default.
Our Concession allows us to operate games of chance in casinos and gaming areas, but excludes the following gaming activities: mutual bets, lotteries, raffles, interactive gaming and games of chance or other gaming, betting or gambling activities on ships or planes. Our Concession is exclusively governed by Macao law. We are subject to the exclusive jurisdiction of the courts of Macao in case of any dispute or conflict relating to our Concession.
Our Concession expires on December 31, 2032. If our Concession is not extended or renewed, VML may be prohibited from conducting gaming operations in Macao, and we could cease to generate revenues from our gaming operations when our Concession expires on December 31, 2032. In addition, all casino premises and gaming-related equipment, which use was temporarily transferred by the Macao government to VML, will be transferred back to the Macao government upon the expiry of our Concession, together with any gaming-related equipment we acquire during our Concession, without any compensation to us.
Under our Concession, we are obligated to pay to the Macao government an annual gaming premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2022). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,360, $18,680 and $125, respectively, at exchange rates in effect on December 31, 2022), subject to a minimum of 76 million patacas (approximately $9 million at exchange rates in effect on December 31, 2022). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We are also obligated to pay a special annual gaming premium if the average of the gross gaming revenues of our gaming tables and our electrical or mechanical gaming machines, including slot machines, is lower than a certain minimum amount determined by the Macao government; such special premium being the difference between the special gaming tax based on the actual gross gaming revenues and that of the specified minimum amount. The minimum amount has been set by the Macao government at 7 million patacas per gaming table and 300,000 patacas per gaming machine (approximately $1 million and $37,360, respectively, at exchange rates in effect on December 31, 2022). Based on the maximum number of gaming tables and gaming machines we are currently authorized to operate, if the monthly special gaming taxes paid during the year aggregates to less than 4.50 billion patacas (approximately $561 million at exchange rates in effect on December 31, 2022), we would be required to pay the difference as the special annual gaming premium. During the year ended December 31, 2019, prior to the COVID-19 Pandemic, we paid a total of $3.04 billion in special gaming taxes and, therefore, would not have had to pay a special gaming premium under the Concession requirements. We must also contribute 5% of our gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for the promotion of tourism in Macao. This 5% contribution may be reduced or exempted by the Chief Executive of Macao when the concessionaire has successfully expanded to foreign tourist source markets.
Currently, the gaming tax in Macao is calculated as a percentage of gross gaming revenue; however, gross gaming revenue does not include deductions for credit losses. As a result, if we extend credit to our customers in Macao and are unable to collect on the related receivables from them, we have to pay taxes on our winnings from these customers even though we were unable to collect on the related receivables. If the laws are not changed, our business in Macao may not be able to realize the full benefits of extending credit to our customers.

In August 2018, we received an additional exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance for the period of January 1, 2019 through June 26, 2022, and in September 2022, this exemption was extended to December 31, 2022, the date our subconcession agreement expired. On December 30, 2022, we requested this exemption to be granted for the term of our new Concession. Additionally, we entered into an agreement with the Macao government in April 2019, effective through June 26, 2022, providing for payments as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits, namely a payment of 38 million patacas (approximately $5 million at exchange rates in effect on December 31, 2022) for each of the years 2021 and 2020, each payment made on or before January 31 of the following year, and a payment of 18 million patacas (approximately $2 million at exchange rates in effect on December 31, 2022) for the period between January 1, 2022 through June 26, 2022, paid on or before July 26, 2022. Management is evaluating the timing of when to apply for a new Shareholder Dividend Tax Agreement. There is no assurance either of these tax arrangements will be granted.
Development Agreement with Singapore Tourism Board
On August 23, 2006, MBS entered into a development agreement, as amended by a supplementary agreement on December 11, 2009 (the "Development Agreement"), with the STB to design, develop, construct and operate the Marina Bay Sands. The Development Agreement includes a concession for MBS to own and operate a casino within the Integrated Resort. In addition to the casino, the Integrated Resort includes, among other amenities, a hotel, a retail complex, a convention center and meeting room complex, a theater, restaurants and an art/science museum. MBS is one of two companies awarded a concession to operate a casino in Singapore. Under the request for proposals to develop an integrated resort at Marina Bay, Singapore, during an initial ten-year exclusive period (the "Exclusivity Period") only two licensees were granted the right to operate a casino in Singapore, which expired on February 28, 2017. This Exclusivity Period was subsequently extended to December 31, 2030, when the Second Development Agreement (see below) was entered into. In connection with entering into the Development Agreement, MBS entered into a 60-year lease with the STB for the parcels underlying the project site and entered into an agreement with the Land Transport Authority of Singapore for the provision of necessary infrastructure for rapid transit systems and road works within and/or outside the project site. During the Exclusivity Period, the Company, which is currently the 100% indirect shareholder of MBS, was required to be the single largest entity with direct or indirect controlling interest of at least 20% in MBS, unless otherwise approved by the GRA.
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
In April 2019, MBS and the STB entered into the Second Development Agreement pursuant to which MBS has agreed to construct a second large-scale development, the MBS Expansion Project, located adjacent to Marina Bay Sands, comprising of additional MICE facilities, a hotel tower with up to 1,000 rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats. The Second Development Agreement provides for a total project cost of approximately SGD 4.5 billion (approximately $3.3 billion at exchange rates in effect on December 31, 2022). The amount of the total project cost will be finalized as we complete design and development and begin construction. In connection with the Second Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project (the "Land"). In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction). We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Development Agreement. On September 7, 2021, MBS entered into an amendment letter to the 2012 Singapore Credit Facility, which among other things, extended the deadline for delivering the construction costs estimate and the construction schedule for the MBS Expansion Project to March 31, 2022. We are in the process of reviewing the budget and timing of the MBS expansion based on the impact of the COVID-19 Pandemic and other factors.

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
Employees whose job duties relate to the operations of the casino are required to be licensed by the relevant authorities in Singapore. MBS also must comply with comprehensive internal control standards or regulations concerning advertising; branch office operations; the location, floor plans and layout of the casino; casino operations including casino-related financial transactions and patron disputes, issuance of credit and collection of debt, relationships with and permitted payments to gaming promoters; security and surveillance; casino access by Singaporeans and non-Singaporeans; compliance functions and the prevention of money laundering; periodic standard and other reports to the GRA; and those relating to social controls including the exclusion of certain persons from the casino.
There is a goods and services tax of 7% imposed on gross gaming revenue, which, effective January 1, 2023, increased to 8%, and a casino tax imposed on the gross gaming revenue from the casino after reduction for the amount of goods and services tax. With effect from March 1, 2022, the casino tax rates of 5% for premium players and 15% for mass players were increased to 8% and 18% on gross gaming revenue up to SGD 2.4 billion and SGD 3.1 billion (approximately $1.8 billion and $2.3 billion at exchange rates in effect on December 31, 2022), respectively. On gross gaming revenue above the stated thresholds, the new casino tax rates are 12% for premium players and 22% for mass players. The bad debts written off from the extension of credit granted to gaming patrons is not deductible against gross gaming revenue when calculating the casino tax, but is deductible for the purposes of calculating the goods and services tax (subject to the prevailing law). MBS is permitted to extend casino credit to persons who are not Singapore citizens or permanent residents, but is not permitted to extend casino credit to Singapore citizens or permanent residents except to premium players.
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
The Singapore Act also requires future applicants and/or renewals for a casino license to be a suitable person to develop, maintain and promote the Integrated Resort as a compelling tourist destination that meets prevailing market demand and industry standards and contributes to the tourism industry in Singapore. The Singapore government has established an evaluation panel that will assess applicants and report to the GRA on this aspect of the casino licensing requirements. Our casino license, which has a three-year term, is set to expire in April 2025.
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
State of Nevada
On February 23, 2022, LVSC completed the sale of its Las Vegas real property and operations, including The Venetian Resort Las Vegas and the Sands Expo and Convention Center (the “Las Vegas Operations”), to VICI Properties L.P. (“PropCo”), a subsidiary of VICI Properties Inc. and Pioneer OpCo, LLC (“OpCo”), an affiliate of certain funds managed by affiliates of Apollo Global Management, Inc., for an aggregate purchase price of approximately $6.25 billion (the “Las Vegas Sale”) pursuant to the terms of (a) a Real Estate Purchase and Sale Agreement, dated as of March 2, 2021, by and between the Company and PropCo and (b) a Purchase and Sale Agreement, dated as of March 2, 2021, by and among the Company, PropCo and OpCo. Regulatory approvals related to the Las Vegas Sale were obtained by the Nevada Gaming Authorities (as later defined) on February 2, 2022 and February 17, 2022. LVSC ceased gaming operations in Nevada upon the close of the Las Vegas Sale and the Nevada Board (as later defined) acknowledged the closure of gaming operations on February 22, 2022. In connection with the closure, the Nevada Gaming Authorities are in the process of conducting the final closing audit of the books and records related to the Las Vegas Operations in the ordinary course. The Nevada Board retains physical possession of the gaming license until the final audit has been completed. Given the status of the Las Vegas Operations, the following is only a high-level overview of Nevada gaming regulatory requirements.
The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and various local regulations. Gaming operations in Clark County are also subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada Gaming Control Board (the "Nevada Board") and the Clark County Liquor and Gaming Licensing Board (the "CCLGLB" and together with the Nevada Commission and the Nevada Board, the "Nevada Gaming Authorities").
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

Las Vegas Sands, LLC ("LVSLLC") was licensed by the Nevada Gaming Authorities to operate the resort hotel. and was also registered as an intermediary company of Venetian Casino Resort, LLC ("VCR"). VCR was licensed as a manufacturer and distributor of gaming devices and as a key employee of LVSLLC. LVSC was registered with the Nevada Commission as a publicly traded corporation.
Doing Business in Macao, Hong Kong and Mainland China
We are a parent company with limited business operations of our own, and our main asset is the capital stock of our subsidiaries. A significant portion of our business operations are based in Macao and held by various Macao-incorporated indirect subsidiaries of SCL, our majority-owned subsidiary incorporated in Cayman Islands and listed in Hong Kong (collectively referred to as the "Macao Operations"). We also have subsidiaries incorporated in mainland China and Hong Kong that provide back-office support, such as information technology, accounting, hotel management and marketing services, which complement and support SCL’s main back-office functions in Macao.
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
We also face risks and uncertainties associated with evolving Chinese laws and regulations, such as those associated with the extent to which the level of Chinese government involvement, control of capital inflows and outflows, control of foreign exchange and allocation of resources currently applicable within mainland China may become applicable to us and other risks and uncertainties as to whether and how recent Chinese government statements and regulatory developments, such as those relating to data and cyberspace security and anti-monopoly which, where applicable to us, could result in a material change in our operations and/or the value of our securities or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, cause the value of such securities to significantly decline or be worthless and affect our ability to list securities on a U.S. or other foreign exchange. If, in the future, there were to be a significant change in the manner in which the Chinese government exercises direct or indirect oversight, discretion or control over businesses operated in Macao, mainland China and Hong Kong, including the current interpretation and application of existing Chinese laws and regulations on how the Chinese government exercises direct or indirect oversight, discretion or control over businesses operated in Macao, mainland China and Hong Kong, it could potentially result in our Macao Operations being materially adversely affected and it could potentially adversely affect our results of operations, financial position and cash flows.
As advised by our PRC legal advisers, Haiwen & Partners, our Macao Operations are currently not required to obtain any permission or approval from the China Securities Regulatory Commission (“CSRC”), Cyberspace Administration of China (“CAC”) or any other mainland Chinese governmental authority to operate its business or to issue securities to foreign investors, other than those related to its two subsidiaries incorporated in mainland China that only provide back office support. We have received all requisite permissions and approvals for the back-office supporting functions located in mainland China, primarily being the standard business licenses issued by the relevant authorities in mainland China, and we have never been denied such permissions and approvals. If we do not receive or maintain such permissions or approvals in relation to such back-office support functions, we do not expect there will be any material adverse impact on our business, financial condition and results of operations. In the event that we have inadvertently concluded that such permissions or approvals are not required for our Macao Operations or if, in the future, applicable laws, regulations or interpretations were to change and require us to obtain such permissions or approvals, the failure to obtain such permissions or approvals could potentially result in penalties and other regulatory actions against us and may materially and adversely affect our business and results of operations.
In addition, on December 2, 2021, the SEC adopted final amendments implementing the disclosure and submission requirements under the Holding Foreign Companies Accountable Act (the “HFCA Act”), pursuant to which the SEC will identify a “Commission-Identified Issuer” if an issuer has filed an annual report containing an audit report issued by a registered public accounting firm that the Public Company Accounting Oversight Board

("PCAOB") has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, and will then impose a trading prohibition on an issuer after it is identified as a Commission-Identified Issuer for three consecutive years. If, in the future, we were to be identified as a Commission-Identified Issuer and have a “non-inspection” year, there is no assurance that we will be able to take remedial measures in a timely manner. On December 29, 2022, the Accelerating Holding Foreign Companies Accountable Act was signed into law, which reduced the number of consecutive non-inspection years required for triggering the listing and trading prohibitions under the HFCA Act from three years to two years. On December 15, 2022, the PCAOB reported that it was able, in 2022, to inspect and investigate completely audit firms headquartered in mainland China and Hong Kong and that, as a result, the PCAOB voted to vacate previous determinations to the contrary. However, uncertainties remain whether the PCAOB can continue to make a determination in the future that it is able to inspect and investigate completely PCAOB-registered audit firms based in mainland China and Hong Kong.
See "Item 1A. — Risk Factors — Risks Related to Doing Business in China" for more detailed information.
Transfers of Cash to and from Our Non-U.S. Subsidiaries
We are primarily dependent upon our properties in Macao and Singapore. We are a parent company with limited business operations of our own, our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are royalties, dividends and distributions derived from the earnings and cash flow generated by our operating properties. Our subsidiaries' payments to us will be contingent upon their earnings and upon other business considerations, which may be impacted by various factors.
In addition, our Macao and Singapore credit facility agreements, under certain circumstances, may limit or prohibit certain payments of dividends or other distributions to us. We expect future debt instruments issued by our subsidiaries for the financing of future developments may contain similar restrictions.
Subject to applicable law, any future dividend payments will be made at the discretion of our Board of Directors, taking into account various factors such as our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors. There can be no assurance that dividends will be paid in any particular amount, if at all, for any given period. In addition, our ability to pay dividends is reliant to some extent on the dividends received by SCL. In April 2020, we suspended our quarterly dividend program due to the impact of the COVID-19 Pandemic. We will assess the resumption of the dividend program at a time deemed appropriate after taking into account all facts and circumstances.
The ability of subsidiaries to make distributions to us depends on the earnings and cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, the laws and regulations currently and in the future applicable to our subsidiaries and restrictions in connection with their contractual arrangements. For example, our revenues in Macao are denominated in patacas, the legal currency of Macao, and in Hong Kong dollars. The Macao pataca is pegged to the Hong Kong dollar and, in many cases, is used interchangeably with the Hong Kong dollar in Macao. The Hong Kong dollar is pegged to the U.S. dollar. While currently there are no foreign exchange or capital control restrictions applicable to intercompany transactions between us and our Macao, Hong Kong and mainland China subsidiaries, we cannot assure you that this will continue to be the case in the future and that our ability to convert large amounts of patacas into U.S. dollars over a relatively short period will not be limited. In addition, the mainland Chinese government also imposes controls on the convertibility of the renminbi into foreign currencies and, in certain cases, the remittance of currency out of China by our subsidiaries incorporated in mainland China. If, in the future, foreign exchange or capital control restrictions were to be imposed and become applicable to us, such restrictions could potentially reduce the amounts that we would be able to receive from our Macao, Hong Kong and mainland China subsidiaries. Our non-U.S. subsidiaries, including those located in Singapore, Macao, Hong Kong and mainland China, held unrestricted cash and cash equivalents of $2.57 billion and restricted cash of $125 million as of December 31, 2022, of which approximately $2.06 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to the abovementioned restrictions. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.

Cash may be transferred between and among the Company and its subsidiaries through capital contributions, intercompany loans or advances, dividends, royalties and transfers of cash and other assets. The total net transfers to (from) the Company with SCL were $(978) million, $42 million and $739 million and with Marina Bay Sands were $74 million, $37 million and $21 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Net transfers from SCL to its subsidiaries were $497 million, $385 million and $469 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the years ended December 31, 2022, 2021 and 2020, SCL made interest payments to the holders of the SCL Senior Notes in the amount of $310 million, $352 million and $294 million, respectively. There were no interim principal payments on the SCL Senior Notes.
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

Summary of Risk Factors
The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to Our Business
•COVID-19 has materially adversely affected the number of visitors to our facilities and has disrupted our operations.
•Our business is particularly sensitive to reductions in discretionary consumer and corporate spending as a result of downturns in the economy.
•Natural or man-made disasters, an outbreak of highly infectious or contagious disease, political instability, civil unrest, terrorist activity or war could materially adversely affect the number of visitors to our facilities and disrupt our operations.
•Our business is sensitive to the willingness of our customers to travel.
•We are subject to extensive regulations that govern our operations in any jurisdiction where we operate.
•Certain local gaming laws apply to our gaming activities and associations in jurisdictions where we operate or plan to operate.
•We depend primarily on our properties in two markets for all of our cash flow, and because we are a parent company our primary source of cash is and will be distributions from our subsidiaries.
•Our debt instruments, current debt service obligations and substantial indebtedness may restrict our current and future operations.
•We are subject to fluctuations in foreign currency exchange rates.
•We extend credit to a portion of our customers and we may not be able to collect gaming receivables from our credit players.
•Win rates for our gaming operations depend on a variety of factors, some beyond our control, and the winnings of our gaming customers could exceed our casino winnings.

•We face the risk of fraud and cheating.
•Our operations face significant competition, which may increase in the future.
•Our attempts to expand our business into new markets and new ventures, including through acquisitions or strategic transactions, may not be successful.
•Our loan receivable is subject to certain risks, which could materially adversely affect our financial position, results of operations and cash flows.
Risks Associated with Our International Operations
•There are significant risks associated with our current and planned construction projects.
•Our Macao Concession and Singapore license can be terminated under certain circumstances without compensation to us.
•The number of visitors to Macao, particularly visitors from mainland China, may decline or travel to Macao may be disrupted.
•The Macao and Singapore governments could grant additional rights to conduct gaming in the future and increase competition we face.
•Conducting business in Macao and Singapore has certain political and economic risks.
•Our tax arrangements with the Macao government may not be available on terms favorable to us or at all.
•We are subject to limitations on the transfers of cash to and from our subsidiaries, limitations of the pataca exchange markets and restrictions on the export of the renminbi.
•VML may have financial and other obligations to foreign workers managed by its contractors under government labor quotas.
Risks Related to Doing Business in China
•Our business, financial condition and results of operations and/or the value of our securities or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of mainland China become applicable to our operations in Macao and Hong Kong or economic, political and legal developments in Macao adversely affect our Macao operations.
•Our securities may be prohibited from being traded in the U.S. securities market and our investors may be deprived of the benefits of such inspections or investigations if the PCAOB were not able to conduct full inspections or investigations of our auditor.
Risks Related to Stock Ownership and Stockholder Matters
•The interests of our principal stockholders in our business may be different from yours.
•Conflicts of interest may arise because certain of our directors and officers are also directors of SCL.
Human Capital Related Risk Factors
•We depend on the continued services of key officers.
•We compete for limited management and labor resources in Macao and Singapore, and policies of those governments may also affect our ability to employ imported managers or labor.
•Labor actions and other labor problems could negatively impact our operations.
General Risk Factors
•We may fail to establish and protect our IP rights and could be subject to claims of IP infringement.
•The licensing of our trademarks to third parties could result in reputational harm for us.
•Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer and our insurance costs may increase in the future.

•We are subject to changes in tax laws and regulations.
•Failure to maintain the integrity of our information and information systems or comply with applicable privacy and cybersecurity requirements and regulations could harm our reputation and adversely affect our business.
•Because we own real property, we are subject to extensive environmental regulation.
•We are subject to risks from litigation, investigations, enforcement actions and other disputes.
•We could be negatively impacted by environmental, social and governance and sustainability matters.

Risks Related to Our Business
COVID-19 has materially adversely affected the number of visitors to our facilities and has disrupted our operations.
COVID-19 has materially adversely affected the number of visitors to our facilities and disrupted our operations, and we expect that our business and operations will continue to be adversely impacted. While our properties are fully open as of the filing of this Annual Report on Form 10-K, the pace of recovery from the COVID-19 Pandemic has varied, and accordingly COVID-19 continues to have a significant impact on our operations and on our projects under development, including the MBS Expansion Project. The extent to which the adverse impact on our business will be mitigated depends on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include the following:
•the extent of any resurgence or variants of COVID-19 or any other infectious diseases in areas where we operate or where our customers are located;
•the manner in which our customers, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures we implement;
•new information that may emerge concerning the severity of COVID-19, and the actions to contain or treat it, especially in areas where we operate;
•general, local or national economic conditions;
•local or national rules, regulations or policies which may restrict travel and operating hours or impose other operating restrictions;
•limitations or restrictions on domestic or international travel or reluctance to travel to our properties; and
•consumer confidence.
Accordingly, we cannot reasonably estimate the extent to which COVID-19 will further impact our business and financial condition, results of operations and cash flows.
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
So-called "Acts of God," such as typhoons and rainstorms, particularly in Macao, and other natural disasters, man-made disasters, outbreaks of highly infectious or contagious diseases, political instability, civil unrest, terrorist activity or war may result, and in the case of the COVID-19 Pandemic, have resulted, in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect, and the COVID-19 Pandemic has adversely affected, the number of visitors to our properties. We also face potential risks associated with the physical effects of climate change, which may include more frequent or severe storms, typhoons, flooding, rising sea levels and shortages of water. To the extent climate change causes additional changes in weather patterns, our properties along the coast in Macao could be subject to an increase in the number and severity of typhoons and coastal and river flooding could cause damage to these properties, and all our properties could be subject to increased precipitation levels and heat stress. Any of these events may disrupt our ability to staff our business adequately, could generally disrupt our operations, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we have insurance coverage with respect to some of these events, we cannot assure you any such coverage will provide any coverage or be sufficient to indemnify us fully against all direct and indirect costs, including any loss of business that could result from substantial damage to, or partial or complete destruction of, any of our properties.
Our business is sensitive to the willingness of our customers to travel.
We are dependent on the willingness of our customers to travel. Only a portion of our business is and will be generated by local residents. Most of our customers travel to reach our Macao and Singapore properties. Infectious diseases may severely disrupt, and in the case of the COVID-19 Pandemic, have severely disrupted, domestic and international travel, which would result in a decrease in customer visits to Macao and Singapore, including our properties. Regional political events, acts of terrorism or civil unrest, including those resulting in travelers perceiving areas as unstable or an unwillingness of governments to grant visas, regional conflicts or an outbreak of hostilities or war could have a similar effect on domestic and international travel. Management cannot predict the extent to which disruptions from these types of events in air or other forms of travel would have on our business, financial condition, results of operations and cash flows.
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
We are subject to anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (the "FCPA"), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Any violation of the FCPA could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations in Singapore and Macao, as well as regulations set forth by the gaming authorities in the areas in which we operate. Any such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any violation of anti-money laundering laws or regulations, or any accusations of money laundering or regulatory investigations into possible money laundering activities, by any of our properties, employees or customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Certain local gaming laws apply to our gaming activities and associations in jurisdictions where we operate or plan to operate.
We are required to comply with certain reporting requirements concerning our current and proposed gaming activities and associations, including in Macao, Singapore and other jurisdictions. We also may be subject to disciplinary action by the Nevada Commission if we fail to comply with applicable Nevada gaming laws for such time until the Nevada Gaming Authorities have concluded the final closing audit of the books and records related to the Las Vegas Operations, as further described in “Item 1 — Business — Regulation and Licensing — State of Nevada.”
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
We depend primarily on our properties in two markets for all of our cash flow, and because we are a parent company our primary source of cash is and will be distributions from our subsidiaries.
We are primarily dependent upon our Asia properties for all of our cash. Given our operations are conducted primarily at properties in Macao and Singapore and a large portion of our planned development is in Macao and Singapore, we are subject to greater risk than if we were more diversified.
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
In addition, our Macao, Singapore and U.S. credit agreements contain various financial covenants. See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Long-Term Debt" for further description of these covenants.

As of December 31, 2022, we had $15.98 billion of long-term debt outstanding, net of original issue discount and deferred offering costs (excluding those costs related to our revolving facilities). This indebtedness could have important consequences to us. For example, it could:
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
Our ability to timely refinance and replace our indebtedness in the future will depend upon general economic and credit market conditions, potential approval required by local government regulators, adequate liquidity in the global credit markets, the particular circumstances of the gaming industry, and prevalent regulations and our cash flow and operations, in each case as evaluated at the time of such potential refinancing or replacement. We have a principal amount of $2.03 billion, $1.90 billion, $3.34 billion, $3.51 billion and $700 million in long-term debt maturing during the years ending December 31, 2023, 2024, 2025, 2026 and 2027, respectively. If we are unable to refinance or generate sufficient cash flow from operations to repay our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments, or not make dividend payments. There is no assurance any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
We may attempt to arrange additional financing to fund the remainder of our planned, and any future, development projects. If we are required to raise additional capital in the future, our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. If our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt financing would be further negatively impacted. In addition, the terms of future debt agreements could require higher costs, include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. Our current debt service obligations contain a number of restrictive covenants that impose significant operating and financial restrictions on us, and our Macao, Singapore and U.S. credit agreements contain various financial covenants. SCL and LVSC have each entered into a waiver and amendment request letter with its respective lenders to waive certain of each of its financial covenants through July 31, 2023 for SCL and December 31, 2022 for LVSC. On January 30, 2023, LVSC entered into Amendment No. 4 (the “Fourth Amendment”) with lenders to the LVSC Revolving Credit Agreement. Pursuant to the Fourth Amendment, the existing LVSC Revolving Credit Agreement was amended to, among other things, determine consolidated adjusted EBITDA on a year-to-date annualized basis during the period commencing on the effective date and ending on and including December 31, 2023.

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
We extend credit to a portion of our customers and we may not be able to collect gaming receivables from our credit players.
We conduct our gaming activities on a credit and cash basis. Any such credit we extend is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than players who tend to wager lesser amounts.
During the year ended December 31, 2022, approximately 9.8% and 15.8% of our table games drop at our Macao properties and Marina Bay Sands, respectively, was from credit-based wagering. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible.
While gaming debts are evidenced by a credit instrument, including what is commonly referred to as a "marker," certain jurisdictions around the world, including jurisdictions our gaming customers may come from, may determine, or have determined, enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from courts in the U.S. and elsewhere are not binding in the courts of many foreign nations.
In particular, we expect our Macao operations will be able to enforce gaming debts only in a limited number of jurisdictions, including Macao. To the extent our Macao gaming customers are from other jurisdictions, our Macao operations may not have access to a forum in which it will be possible to collect all gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and our Macao operations may encounter forums that will refuse to enforce such debts. Moreover, under applicable law, our Macao operations remain obligated to pay taxes on uncollectible winnings from customers.
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
The hotel, resort and casino businesses in Macao and Singapore are highly competitive. Our Macao properties compete with numerous other casinos located within Macao. Additional Macao facilities announced by our competitors and the increasing capacity of hotel rooms in Macao could add to the competitive dynamic of the market.
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
We may opportunistically seek to expand our business through, among other things, expansion into new geographies or new ventures complementary to our current operations. These attempts to expand our business could increase the complexity of our business, require significant levels of investment and strain our management, personnel, operations and systems. In addition, our attempts to expand into new geographies could pose additional challenges given our limited operational experience in other jurisdictions. In order to facilitate such expansion, we may engage in strategic and complementary acquisitions and other transactions or investments involving other integrated resorts, hospitality or gaming brands, businesses, properties or other assets, either on our own or in partnership with others. These items are subject to challenges and risks that could affect our business, including: our incurrence of significant transaction costs in connection with a pending transaction or investment, regardless of whether it is completed; the restrictions on and obligations with respect to our business that may exist in connection with the pending transaction or investment; fluctuations in our market value, including the depreciation in our market value if the pending transaction or investment is not completed or the failure of the transaction or investment, even if completed, to increase our market value; and failure to integrate acquired businesses successfully or achieve the anticipated benefits or synergies of the transaction. There can be no assurance that these business expansion efforts will develop as anticipated or that we will succeed, and if we do not, we may be unable to recover our investments, which could adversely impact our business, financial condition and results of operations.
Our loan receivable is subject to certain risks, which could materially adversely affect our financial position, results of operations and cash flows.
In connection with closing of the Las Vegas Sale, we entered into a seller financing loan agreement, which provides for a six-year senior secured term loan with a principal amount of $1.17 billion as of December 31, 2022. If this loan were to become impaired and could not be collected, our financial position, results of operations and cash flows could be materially adversely affected for the amount of uncollected, or deemed uncollectible, principal and interest.

Risks Associated with Our International Operations
There are significant risks associated with our current and planned construction projects.
Our development projects and any other construction projects we undertake will entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors' control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. Construction contractors or counterparties for our current projects may be required to bear certain cost overruns for which they are contractually liable, and if such counterparties are unable to meet their obligations, we may incur increased costs for such developments. For example, we are obligated to commence certain construction projects in Singapore under the Second Development Agreement by April 2023, which we do not expect to be able to timely commence. We are in discussions with the Singapore government on the duration of the timeline extension for commencement and completion of the expansion of Marina Bay Sands to fulfill our obligations under the Second Development Agreement. If such extension is not obtained, we will be in breach of our obligations under the Second Development Agreement. In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to manage successfully our worldwide construction projects, it could have a material adverse effect on our financial condition, results of operations and cash flows.
The anticipated costs and completion dates for our current and planned projects are based on budgets, designs, development and construction documents and schedule estimates are prepared with the assistance of architects and other construction development consultants and are subject to change as the design, development and construction documents are finalized and as actual construction work is performed. A failure to complete our projects on budget or on schedule may have a material adverse effect on our financial condition, results of operations and cash flows.
Our Macao Concession and Singapore license can be terminated under certain circumstances without compensation to us.
Although we were recently granted in December 2022 a new 10-year Concession to operate casino games of chance in Macao, the Macao government has the right to unilaterally terminate our Concession in the event of VML's serious non-compliance with its basic obligations under the Concession and applicable Macao laws. Upon termination of our Concession, the casinos and gaming-related equipment, for which use was temporarily transferred by the Macao government to VML, would automatically be transferred back to the Macao government without compensation to us and we would cease to generate any revenues from these operations. The loss of our Concession would prohibit us from conducting gaming operations in Macao, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our VIP and mass market gaming customers typically come from nearby destinations in Asia, including mainland China, Hong Kong, South Korea and Japan. Increasingly, a significant number of gaming customers come to our casinos from mainland China. Slowdown in economic growth or changes of China's current restrictions on travel and currency movements have disrupted, and could further disrupt, the number of visitors from mainland China to our casinos in Macao as well as the amounts they are willing and able to spend while at our properties.
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
We hold one of only six gaming concessions authorized by the Macao government to operate casinos in Macao through December 31, 2032. We hold one of two licenses granted by the Singapore government to operate a casino in Singapore during an exclusive period expiring on December 31, 2030. If the Macao government were to allow additional gaming operators in Macao or the Singapore government were to license additional casinos, we would face additional competition, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our tax arrangements with the Macao government may not be available on terms favorable to us or at all.
We have had the benefit of a corporate tax exemption in Macao, which exempts us from paying the 12% corporate income tax on profits generated by the operation of casino games, but does not apply to our non-gaming activities. We continued to benefit from this tax exemption through December 31, 2022. Additionally, we entered into a shareholder dividend tax agreement with the Macao government in April 2019, effective through June 26, 2022, providing an annual payment as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits (the "Shareholder Dividend Tax Agreement"). In December 2022, we requested a corporate tax exemption on profits generated by the operation of casino games in Macao for the new gaming concession period effective from January 1, 2023 through December 31, 2032, or for a period of corporate tax exemption that the Chief Executive of Macao may deem more appropriate. We are evaluating the timing of an application for a new shareholder dividend tax agreement. There is no certainty either of these tax arrangements will be granted.

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
The ability of subsidiaries to make distributions to us depends on the earnings and cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, the laws and regulations currently and in the future applicable to our subsidiaries and restrictions in connection with their contractual arrangements. While currently there is no foreign exchange or capital control restriction applicable to transactions between us and our Singapore, Macao, Hong Kong and mainland China subsidiaries, we cannot assure you that this will continue to be the case in the future. In addition, the mainland Chinese government also imposes controls on the convertibility of the renminbi into foreign currencies and, in certain cases, the remittance of currency out of China by our subsidiaries incorporated in mainland China. If, in the future, foreign exchange or capital control restrictions were to be imposed and become applicable to us, such restrictions could potentially reduce the amounts that we would be able to receive from our Singapore, Macao, Hong Kong and mainland China subsidiaries. We do not expect withholding taxes or other foreign income taxes to apply should repatriated earnings be distributed in the form of dividends or otherwise.
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
If restrictions are placed on the ability of our subsidiaries in Singapore, Macao, Hong Kong and mainland China to make distributions or declare dividends or limitations of the pataca exchange markets and restrictions on the export of the renminbi are realized, it could potentially adversely affect our results of operations, financial position and cash flows.
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

Risks Related to Doing Business in China
Our business, financial condition and results of operations and/or the value of our securities or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of mainland China become applicable to our operations in Macao and Hong Kong or economic, political and legal developments in Macao adversely affect our Macao operations.
We are a parent company with limited business operations of our own, and our main asset is the capital stock of our subsidiaries. A significant portion of our business operations are based in Macao and held by various Macao-incorporated indirect subsidiaries of SCL, our majority-owned subsidiary incorporated in Cayman Islands and listed in Hong Kong (collectively referred to as the "Macao Operations"). We also have subsidiaries incorporated in mainland China and Hong Kong that provide back-office support, such as information technology, accounting, hotel management and marketing services, which complement and support SCL’s main back-office functions in Macao.
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
Our operations face risks and uncertainties associated with evolving Chinese laws and regulations, such as those associated with the extent to which the level of Chinese government involvement, control of capital inflows and outflows, control of foreign exchange and allocation of resources currently applicable within mainland China may become applicable to us and other risks and uncertainties as to whether and how recent Chinese government statements and regulatory developments, such as those relating to data and cyberspace security and anti-monopoly, could result in a material change in our operations and/or the value of our securities or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, cause the value of such securities to significantly decline or be worthless and affect our ability to list securities on a U.S. or other foreign exchange. If, in the future, there were to be a significant change in the manner in which the Chinese government exercises direct or indirect oversight, discretion or control over businesses operated in Macao, mainland China and Hong Kong, including the current interpretation and application of existing Chinese laws and regulations on how the Chinese government exercises direct or indirect oversight, discretion or control over businesses operated in Macao, mainland China and Hong Kong, it could potentially result in our Macao Operations being materially adversely affected and it could potentially adversely affect our results of operations, financial position and cash flows. In addition, the Chinese government has recently indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers.
There may be risks and uncertainties associated with the evolving laws and regulations in China, including their interpretation and implementation with respect to the enforcement of laws, rules and regulations and the possibility of changes thereto with little advance notice. If, in the future, there were to be any significant governmental intervention or influence in the future on, or in relation to our business or operations, or significant control over offerings of our securities or foreign investment in China-based issuers, this could potentially significantly limit or completely hinder our ability to offer or continue to offer securities to investors, cause the value of our securities to significantly decline or be worthless and affect our ability to list securities on a U.S. or other foreign exchange. For example, on August 20, 2021, the Standing Committee of the National People's Congress (“SCNPC”) promulgated the Personal Information Protection Law of the PRC (“PIPL”), which became effective on November 1, 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the PIPL provides extraterritorial effect on the personal information processing activities. Since our data processing activities outside mainland China from our Macao Operations relate to the offering of goods or services directed at natural persons in mainland China, our businesses from our Macao Operations operated outside mainland China are potentially subject to the requirements of PIPL. However, the implementation rules to the extraterritorial jurisdiction of the PIPL have not been finalized yet, and it remains unclear how the Chinese government will enforce such law. If the extraterritorial jurisdiction under the PIPL were to be extended to us, our Macao Operations would be subject to certain data privacy obligations, which could potentially result in a material change to our operations. These data privacy obligations would primarily include bearing the responsibility for our personal information processing activities, and adopting the necessary measures to safeguard the security of the personal information we process in compliance with the standards required under the PIPL, the failure of which may result in us being ordered to correct or suspend or terminate the provision of services, confiscation of illegal income, fines or other penalties. Specifically, if the PIPL were to become applicable to us, we would be required to (i) notify the individuals concerned of the processing of their personal information in detail and establish legal bases for such processing; (ii) improve internal data governance by implementing managerial and technical security measures and response plans for security incidents; (iii) designate a person in charge of personal information protection where we qualify as a “quantity processor” (to be defined by the CAC); (iv) establish a special agency or designate a representative within the territory of the PRC to be responsible for handling matters relating to personal information protection; (v) establish and make public the procedure for individuals to exercise their rights related to personal information; (vi) conduct an impact assessment on personal information protection before any high-risk processing activities; (vii) conclude an agreement with such vendor and supervise its processing where we entrust processing of personal information to any vendor; (viii) meet one of the conditions prescribed by the PIPL where we transfer personal information outside the territory of the PRC due to business or other needs. In addition, under the PIPL, where an overseas organization or individual engages in personal information processing activities that infringe upon the personal information rights and interests of PRC citizens or endangering the national security and public interests of the PRC, the CAC may include such organization or individual in the list of subjects to whom provision of personal information is restricted or prohibited, announce the same, and take measures such as restricting or prohibiting provision of personal information to such organization or individual. Moreover, if the recent Chinese regulatory actions on data security or other data-related laws and regulations were to become applicable to us in the future, we could become subject to certain cybersecurity and data privacy obligations, which could potentially result in a material change to our operations, and the failure to meet such obligations could result in penalties and other regulatory actions against us and may materially and adversely affect our business and results of operations.
Recent events also indicate greater oversight by the CAC over data security, particularly for companies with Chinese operations seeking to list on a foreign exchange. For example, the Measures for Cybersecurity Review (“Review Measures”) issued by the CAC came into effect on February 15, 2022. The Review Measures provide that, in addition to critical information infrastructure operators (“CIIOs”) that intend to purchase network products or services, online platform operators engaging in data processing activities that affect or may affect national security shall also be subject to cybersecurity review. The Review Measures require that an online platform operator which possesses the personal information of at least one million users must apply for a cybersecurity review by the CAC if it intends to be listed in foreign countries. The Review Measures do not provide for a definition of “online platform operator” and, therefore, we cannot assure you that our Macao Operations will not be deemed as an “online platform operator.” However, as of the date of this report, our subsidiaries incorporated in mainland China do not have over one million users’ personal information and do not anticipate that they will be collecting over one million users’ personal information in the foreseeable future, and on that basis we believe we are not required to apply for cybersecurity review by the CAC, even if we are deemed as an “online platform operator.” The Review Measures are not enacted in accordance with the PIPL, so our obligation to apply for cybersecurity review will not change no matter whether the PIPL applies to us or not. Further, we have not received any notice from any authorities identifying any of our subsidiaries as a CIIO or requiring them to undertake a cybersecurity review by the CAC. While we believe our subsidiaries are not required to apply for cybersecurity review, the Review Measures provide CAC and relevant authorities certain discretion to initiate cybersecurity review where any network product or service or any data handling activity is considered to affect or may affect national security, which may lead to uncertainties in relation to the Review Measures’ impact on our operations or the offering of our securities.
As advised by our PRC legal advisers, Haiwen & Partners, SCL is currently not required to obtain any permission or approval from the CSRC, CAC or any other mainland Chinese governmental authority to operate its business or to issue securities to foreign investors, other than those related to its two subsidiaries incorporated in mainland China that only provide back office support. SCL has received all requisite permissions and approvals for its back office supporting functions located in mainland China, primarily being the standard business licenses issued by the relevant authorities in mainland China, and it has never been denied such permissions and approvals. If SCL does not receive or maintain such permissions or approvals in relation to such back office support functions, we do not expect there will be any material adverse impact on the business, financial condition and results of our Macao

Operations. However, in the event that we have inadvertently concluded that such permissions or approvals are not required or if, in the future, applicable laws, regulations or interpretations were to change and require SCL to obtain such permissions or approvals, the failure to obtain such permissions or approvals could potentially result in penalties and other regulatory actions against SCL and may materially and adversely affect our business and results of operations.
In addition, we face risks and uncertainties associated with evolving Chinese laws and regulations, such as those associated with the extent to which the level of Chinese government involvement, control of capital inflows and outflows, control of foreign exchange and allocation of resources currently applicable within mainland China may become applicable to us. A significant portion of our assets are located in Macao and a significant portion of our revenue is derived from Macao. Accordingly, our results of operations, financial position and prospects are subject to a significant degree to the economic, political and legal situation in Macao. From December 20, 1999, Macao became a Special Administrative Region of China when China resumed the exercise of sovereignty over Macao. The Basic Law of Macao provides that Macao will be governed under the principle of “one country, two systems” with its own separate government and legislature and that Macao will have a high degree of legislative, judicial and economic autonomy. However, there can be no assurance that economic, political and legal developments in Macao will not adversely affect our operations, or that there will not be a change in the manner in which regulatory oversight is conducted in Macao, if China were to apply such laws and regulations of mainland China to our operations in Macao and Hong Kong. If any such change were to occur, it could potentially adversely affect our results of operations, financial position and prospects. For example, currently in mainland China, the renminbi cannot be freely exchanged into any foreign currencies, and exchange and remittance of foreign currencies are subject to Chinese foreign exchange regulations. If, in the future, similar regulations were to become applicable to the exchange and remittance of patacas or other currencies in Macao, there could potentially be a material adverse effect on our business, financial condition, results of operations and cash flows.
Our securities may be prohibited from being traded in the U.S. securities market and our investors may be deprived of the benefits of such inspections or investigations if the PCAOB were not able to conduct full inspections or investigations of our auditor.
The Holding Foreign Companies Accountable Act (the “HFCA Act”) was enacted on December 18, 2020. The HFCA Act states that if the SEC determines that an issuer has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years, the SEC shall prohibit the securities of the issuer from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On December 29, 2022, the Accelerating Holding Foreign Companies Accountable Act was signed into law, which reduced the number of consecutive non-inspection years required for triggering the listing and trading prohibitions under the HFCA Act from three years to two years.
Under the HFCA Act, the SEC will identify a “Commission-Identified Issuer” if an issuer has filed an annual report containing an audit report issued by a registered public accounting firm that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, and will then impose a trading prohibition on an issuer after it is identified as a Commission-Identified Issuer for three consecutive years. If we were identified by the SEC as a Commission-Identified Issuer and have a “non-inspection” year, there is no assurance that we will be able to take remedial measures in a timely manner. On December 15, 2022, the PCAOB reported that it was able, in 2022, to inspect and investigate completely audit firms headquartered in mainland China and Hong Kong and that, as a result, the PCAOB voted to vacate previous determinations to the contrary. However, uncertainties remain whether the PCAOB can continue to make a determination in the future that it is able to inspect and investigate completely PCAOB-registered audit firms based in mainland China and Hong Kong.
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

Our auditor, Deloitte & Touche LLP, is headquartered in the United States and was not identified as a firm that the PCAOB is unable to inspect, pursuant to the HFCA Act. However, there is no assurance that future audit reports will be prepared by auditors able to be inspected by the PCAOB.
If the PCAOB is unable to conduct inspections or full investigations of our auditor, our securities could be prohibited from being traded in the U.S. securities market, including “over-the-counter,” if, in the future, we were to be identified as a Commission-Identified Issuer for two consecutive years. Such a prohibition could substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential prohibition could have a negative impact on the price of our securities. Also, such a prohibition could significantly affect our ability to raise capital on acceptable terms, or at all, which may have a material adverse effect on our business, financial condition and prospects.
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
Dr. Adelson, her family members and trusts and other entities established for the benefit of Dr. Adelson‘s family members (collectively our "Principal Stockholders") beneficially owned approximately 57% of our outstanding common stock as of December 31, 2022. Accordingly, our Principal Stockholders exercise significant influence over our business policies and affairs, including the composition of our Board of Directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of our Principal Stockholders. The interests of our Principal Stockholders may differ from your interests.
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
Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team, including our Chairman and Chief Executive Officer, Mr. Robert G. Goldstein, and our President and Chief Operating Officer, Mr. Patrick Dumont. The loss of their services or the services of our other senior managers, or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business.

We compete for limited management and labor resources in Macao and Singapore, and policies of those governments may also affect our ability to employ imported managers or labor.
Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled managers and employees at our properties. The Macao government requires we only hire Macao residents in our casinos for certain employee roles, including roles such as dealers. In addition, we are required in Macao to obtain visas and work permits for managers and employees we seek to employ from other countries. There is significant competition in Macao and Singapore for managers and employees with the skills required to perform the services we offer and competition for these individuals in Macao is likely to increase as other competitors expand their operations. Such competition has intensified recently as certain skilled managers have elected to return to their home countries due to the impact of the COVID-19 Pandemic.
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
From time to time, we have experienced attempts by labor organizations to organize certain of our non-union employees in the United States. Additionally, in the past, certain unions engaged in confrontational and obstructive tactics at some of our properties, including contacting potential customers, tenants and investors, objecting to various administrative approvals, social media campaigns and informational picketing, and these tactics may be utilized again by certain unions in the future. Although we believe we will be able to operate despite such tactics should they reoccur, no assurance can be given we will be able to do so or the failure to do so would not cause reputational damage and/or have a material adverse effect on our financial condition, results of operations and cash flows. Although no assurances can be given, if employees decide to be represented by labor unions, management does not believe such representation would have a material effect on our financial condition, results of operations and cash flows. We cannot provide any assurance we will not experience additional and successful union activity in the future. The impact of any union activity is undetermined and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
General Risk Factors
We may fail to establish and protect our IP rights and could be subject to claims of IP infringement.
We endeavor to establish, protect and enforce our intellectual property ("IP"), including our trademarks, copyrights, patents, domain names, trade secrets and other confidential and proprietary information. There can be no assurance, however, the steps we take to protect our IP will be sufficient. If a third party successfully challenges our trademarks, we could have difficulty maintaining exclusive rights. If a third party claims we have infringed, currently infringe or could in the future infringe upon its IP rights, we may need to cease use of such IP, defend our rights or take other steps. In addition, if third parties violate their obligations to us to maintain the confidentiality of our proprietary information or there is a security breach or lapse, or if third parties misappropriate or infringe upon our IP, our business may be affected. Our inability to adequately obtain, maintain or defend our IP rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

The licensing of our trademarks to third parties could result in reputational harm for us.
The conduct of the Las Vegas Operations under the “Venetian” and “Palazzo” brands and certain other trademarks licensed to the Las Vegas Operations pursuant to the agreements effecting the Las Vegas Sale could result in reputational harm to certain of the businesses we are retaining that will continue to operate under such brands if the Las Vegas Operations does not continue to operate in accordance with our high standards and applicable laws as required under such agreements.
Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer and our insurance costs may increase in the future.
We maintain comprehensive insurance programs for our properties in operation, as well as those in the course of construction, with coverage features and insured limits we believe are customary in their amount, breadth and scope. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a pandemic or catastrophic nature, such as infectious disease, (for example, the COVID-19 Pandemic), earthquakes, hurricanes, floods or cyber-related losses, or certain other liabilities including terrorist activity, political unrest, geopolitical strife or actual or threatened war may be, or are, uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property.
Certain of our debt instruments and other material agreements require us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements.
We are subject to changes in tax laws and regulations.
We are subject to taxation and regulation by various government agencies, primarily in Macao, Singapore and the U.S. (federal, state and local levels). From time to time, U.S. federal, state, local and foreign governments make substantive changes to income tax, indirect tax and gaming tax rules and the application of these rules, which could result in higher taxes than would be incurred under existing tax law or interpretation. In particular, government agencies may make changes that could reduce the profits we can effectively realize from our non-U.S. operations. Like most U.S. companies, our effective income tax rate reflects the fact that income earned and reinvested outside the U.S. is taxed at local rates, which are often lower than U.S. tax rates. For example, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. The IRA contains numerous provisions including a 15% corporate alternative minimum tax and a 1% excise tax on corporate stock repurchases beginning January 1, 2023. The Internal Revenue Service has been granted broad authority to issue regulations or other guidance that could clarify how these taxes will be applied.
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
A significant theft, destruction, loss or fraudulent use of information maintained by us or by a third-party service provider could have an adverse effect on our reputation, cause a material disruption to our operations and management team and result in remediation expenses (including liability for stolen assets or information, repairing system damage and offering incentives to customers or business partners to maintain their relationships after an attack) and regulatory fines, penalties and corrective actions, or lawsuits by regulators, third-party service providers, third parties that share data with us pursuant to contractual agreements and/or people whose data is or may be impacted. Such theft, destruction, loss or fraudulent use could also result in litigation by stockholders. Advances in computer software capabilities and encryption technology, new tools, and other developments, including continuously evolving attack methods that may exploit vulnerabilities based on these advances, may increase the risk of a security breach or other intrusion. In addition, we may incur increased cybersecurity and privacy protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. There can be no assurance the financial resources available to us relating to cybersecurity and privacy risks will be sufficient in the event of a major cybersecurity or privacy event. Any of these events could interrupt our operations, adversely impact our reputation and brand and expose us to increased risks of governmental investigation, litigation, fines and other liability, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Because we own real property, we are subject to extensive environmental regulation.
We have incurred and will continue to incur costs to comply with environmental requirements, such as those relating to discharges into the air, water and land, the handling, diversion or disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements, we may be required to investigate and clean up hazardous or toxic substances or chemical releases at our properties and may be held responsible to governmental entities or third parties, as an owner or operator, for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination. These laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use our properties.
We are subject to risks from litigation, investigations, enforcement actions and other disputes.
Our business is subject to various U.S. and international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees, agents or gaming promoters could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. In certain circumstances, it may not be economical to defend against such matters and/or our legal strategy may not ultimately result in us prevailing in a matter. The investigations, litigation and other disputes may also lead to additional scrutiny from regulators, which could lead to investigations relating to, and possibly negatively impact, our gaming licenses and our ability to bid successfully for new gaming market opportunities. We cannot predict the outcome of any pending or future proceedings and the impact they will have on our financial results, but any such impact may be material. While some of these claims are covered by insurance, we cannot be certain that all of them will be, which could have an adverse impact on our financial condition, results of operations and cash flows. Additionally, changes in applicable laws or regulations that limit carbon dioxide and other greenhouse gas emissions, discourage the use of plastic materials or regulate recovery and/or disposal of certain waste streams and packaging materials due to environmental concerns may result in increased compliance costs, capital expenditures and other financial obligations.
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
ITEM 1B. — UNRESOLVED STAFF COMMENTS
None.
ITEM 2. — PROPERTIES
We have received concessions from the Macao government to build on a six-acre land site for the Sands Macao and the sites on which The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao are located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. As specified in the land concessions, we are required to pay premiums, which are either payable in a single lump sum upon acceptance of our land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concession, which may be revised every five years by the Macao government. In October 2008, the Macao government amended our land concession to separate the retail and hotel portions of The Plaza Macao and Four Seasons Macao parcel and allowed us to subdivide the parcel into four separate components, consisting of retail; hotel/casino; an apart-hotel tower; and parking areas. In consideration for the amendment, we paid an additional land premium of approximately $18 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use. With the expiry of VML’s subconcession on December 31, 2022, all of our casinos, gaming areas and respective supporting areas located in the Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao, with a total area of approximately 136,000 square meters (representing approximately 4.7% of the total property area of these entities), reverted to and are now owned by the Macao government. Effective January 1, 2023, all these casinos and gaming areas, as well as respective supporting areas, were temporarily transferred to us for the duration of the Concession in return for annual payments of 750 patacas per square meter for the first three years and 2,500 patacas per square meter for the following seven years (approximately $93 and $311, respectively, at exchange rates in effect on December 31, 2022). These compensation amounts will be adjusted annually based on the Macao average price index for the preceding year.
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
ITEM 3. — LEGAL PROCEEDINGS
For a discussion of legal proceedings, see "Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Commitments and Contingencies — Litigation."
ITEM 4. — MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock trades on the NYSE under the symbol "LVS." As of February 1, 2023, there were 764,273,371 shares of our common stock outstanding that were held by 300 stockholders of record.
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
Our subsidiaries' long-term debt arrangements place restrictions on their ability to pay cash dividends to the Company. This may restrict our ability to pay cash dividends other than from cash on hand. See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Restrictions on Distributions" and "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Long-Term Debt."
Common Stock Dividends
In April 2020, we suspended our quarterly dividend program due to the impact of the COVID-19 Pandemic.
Recent Sales of Unregistered Securities
There have not been any sales by the Company of equity securities in the last three fiscal years that have not been registered under the Securities Act of 1933.
Purchases of Equity Securities by the Issuer
In June 2018, our Board of Directors authorized the repurchase of $2.50 billion of our outstanding common stock, which was to expire in November 2020. In October 2020, our Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022, and in October 2022, our Board of Directors authorized the further extension of the expiration date of the remaining repurchase amount of $916 million to November 2024. During the year ended December 31, 2022, no shares of our common stock were repurchased under this program. All repurchases under the stock repurchase program are made from time to time at our discretion in accordance with applicable federal securities laws. All share repurchases of our common stock have been recorded as treasury shares.

Performance Graph
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor's 500 Index and the Dow Jones US Gambling Index, during the five years ended December 31, 2022. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/2022
Las Vegas Sands Corp.
S&P 500
Dow Jones US Gambling Index

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Las Vegas Sands Corp.	$100.00	$78.44	$109.37	$96.24	$60.78	$77.62
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
Dow Jones US Gambling Index	$100.00	$69.38	$102.38	$91.80	$80.03	$59.67
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
On February 23, 2022, we closed on the sale of our Las Vegas real property and operations, including The Venetian Resort Las Vegas and the Sands Expo and Convention Center (the “Las Vegas Operations”), for $6.25 billion (the “Las Vegas Sale”). At closing, we received approximately $5.05 billion in cash proceeds, before transaction costs and working capital adjustments of $77 million, a $1.20 billion seller financing loan and recognized a gain on disposal of $3.60 billion, before income tax expense of $750 million, during the year ended December 31, 2022.
During 2022, we achieved milestones in advancing several of our strategic objectives. We were awarded a new 10-year gaming concession for the operation of casino games of chance in Macao under the Concession entered into with the Macao government. We completed our key development project in Macao with the conversion of Sands Cotai Central into The Londoner Macao, in which the Londoner Arena and the expansion of the Shoppes at Londoner were completed during the first half of 2022. We began renovations at Marina Bay Sands, to provide world-class suites in Tower 1 and Tower 2, and welcomed the return of Marina Bay Sands to normal operating conditions in the second half of 2022 with the removal of various COVID-19 restrictions. We also continued to strengthen our balance sheet with the completion of the sale of the Las Vegas Operations.
COVID-19 Pandemic Update
While visitation to Macao remains substantially below pre-COVID-19 pandemic levels, the Macao government's policy regarding the management of COVID-19 and general travel restrictions has adjusted in line with changes in policy in mainland China in late December 2022 and early January 2023. Currently, visitors from mainland China, Hong Kong and Taiwan may enter Macao, subject to them holding the appropriate travel documents, without having to present any proof of COVID-19 testing. Arrivals from foreign countries must provide proof of a negative COVID-19 nucleic acid test ("NAT") or antigen test completed within 48 hours prior to arrival. Our operations in Macao will continue to be impacted and subject to changes in the government policies of Macao, mainland China, Hong Kong and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19.
Throughout the year ended December 31, 2022, various outbreaks occurred in the region, particularly in Hong Kong in late January and early February, the Guangdong province in March, Macao in mid-June and Zhuhai in early October, all of which resulted in various travel, border and/or operational restrictions. Specifically, on July 9, 2022, the Macao government ordered casinos and all non-essential businesses to close from July 11 to July 18 in an attempt to control the outbreak in Macao, which was extended through July 22, 2022. On July 20, 2022, the Macao government announced a consolidation period, which started on July 23, 2022 and ended on July 30, 2022, whereby certain business activities were allowed to resume limited operations; however, casino operations resumed, but with a maximum capacity of 50% of casino staff working at any point. Throughout August, these preventative measures were gradually reduced, as well as various restrictions on movement between Macao and Zhuhai were progressively lifted by both the Macao and mainland China governments.
Various travel restrictions, such as border closures, mandatory quarantines and proof of negative COVID-19 testing on arrival in Macao, among others, were in effect at various times during the year ended December 31, 2022, resulting in fluctuations in guest travel and visitation.

The Hong Kong / Macao Express bus service and the ferry services between the Taipa Ferry Terminal and Hong Kong International Airport recommenced on December 24, 2022 and December 30, 2022, respectively. Our ferry operations between Macao and Hong Kong were suspended throughout 2022 and resumed operation on a limited basis on January 8, 2023.
Our Macao gaming operations remained open during most of the year ended December 31, 2022. While guest visitation has begun to recover with the gradual relaxation of travel and quarantine restrictions, the timing and manner in which our casinos, restaurants and shopping malls will operate at full capacity will progressively be assessed against business volumes.
At our Macao properties, all social distancing requirements, including those requiring reduced seating at table games and a decreased number of active slot machines on the casino floor compared to pre-COVID-19 levels, have ceased in early January 2023.
As with prior periods, in support of the Macao government’s initiatives to fight the COVID-19 Pandemic, at various times throughout the year ended December 31, 2022, we provided both towers of the Sheraton Grand Macao hotel and also The Parisian Macao hotel to the Macao government to house individuals for quarantine and medical observation purposes.
Our operations in Macao have been significantly impacted by the reduced visitation to Macao. The Macao government announced total visitation from mainland China to Macao decreased approximately 27.5% and 81.7%, during the year ended December 31, 2022, as compared to the same period in 2021 and 2019 (pre-pandemic), respectively. The Macao government also announced gross gaming revenue decreased approximately 51.4% and 85.6%, during the year ended December 31, 2022, as compared to the same period in 2021 and 2019, respectively.
In Singapore, the Vaccinated Travel Framework (“VTF”) was launched on April 1, 2022, to facilitate the resumption of travel for all travelers, including short-term visitors. Under the VTF, all fully vaccinated travelers are permitted to enter Singapore, without entry approvals, and starting April 26, 2022, these travelers are no longer required to take a COVID-19 test before departing for Singapore. Non-fully vaccinated travelers need only take a pre-departure test within two days before departure for Singapore and test negative before departing for Singapore. Operations at Marina Bay Sands will continue to be impacted and subject to changes in the government policies of Singapore and other jurisdictions in Asia, if any, addressing travel and public health measures associated with COVID-19.
Visitation to Marina Bay Sands continues to be impacted by the effects of the COVID-19 Pandemic; however, visitation has increased since restrictions have been lifted. The STB announced total visitation to Singapore increased from approximately 330,000 in 2021 to 6.3 million in 2022, while visitation decreased 67.0% when compared to the same period in 2019.
While our properties were open and some operating at reduced levels due to lower visitation and required safety measures in place as described above during the year ended December 31, 2022, the current economic and regulatory environment on a global basis and in each of our jurisdictions continue to evolve. We cannot predict the manner in which governments will react as the global and regional impact of the COVID-19 Pandemic changes over time, which could significantly alter our current operations.
We have a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $6.31 billion and access to $1.50 billion, $541 million and $439 million of available borrowing capacity from our LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Revolving Facility, respectively, as of December 31, 2022. We believe we are able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow for nonessential items.
Macao Concession
Until December 31, 2022, gaming in Macao was administered by the government through concession agreements awarded to three different concessionaires and three subconcessionaires, of which VML was one. On June 23, 2022, an extension was approved and authorized by the Macao government and executed between VML and Galaxy Casino, S.A., pursuant to which the subconcession was extended from June 26, 2022 to December 31,

2022 (the “Subconcession Amendment”). VML paid the Macao government 47 million patacas (approximately $6 million at exchange rates in effect at the time of the transaction) and provided a bank guarantee on September 20, 2022, of 2.31 billion patacas (approximately $289 million at exchange rates as defined in the bank guarantee contract) to secure the fulfillment of VML's payment obligations towards its employees if VML were unsuccessful in tendering for a new concession contract after its subconcession expired.
On November 26, 2022, the Macao government awarded six concessions to six of the bidders on a temporary basis, of which VML was one, subject to fulfillment of certain conditions, namely providing a bank guarantee of 1.0 billion patacas (approximately $125 million at exchange rates in effect on December 31, 2022) to secure the fulfillment of VML’s legal, contractual and other obligations, including labor obligations. VML complied with all of these conditions by December 9, 2022. On December 16, 2022, the Macao government awarded six concessions on a definitive basis, of which VML was one, and VML entered into the Concession with the Macao government, effective as of January 1, 2023, and for the duration of ten years. On December 19, 2022, VML requested the release of all the bank guarantees it provided to the Macao government under its subconcession, and in January 2023 such bank guarantees were released, including the 2.31 billion patacas bank guarantee.
On December 30, 2022, in accordance with the requirements of the Gaming Law and their obligations under letters of undertakings (the "Undertakings"), each of VML, Venetian Cotai Limited ("VCL"), Venetian Orient Limited ("VOL") and Cotai Strip Lot 2 Apart Hotel (Macau) Limited (“CSL2,” a subsidiary of SCL) entered into deeds of reversion, pursuant to which each of VML, VCL, VOL and CSL2 confirmed and agreed to revert to the Macao government relevant gaming equipment and gaming areas (as identified in the Undertakings) without compensation and free of any liens or charges upon the expiry of the term of the subconcession extension period. On the same day, VML entered into a handover record (the "Handover Record"), pursuant to which the right to operate the same gaming equipment and gaming areas was granted to VML for the duration of the Concession, in return for annual payments of 750 patacas per square meter for the first three years and 2,500 patacas per square meter for the following seven years (approximately $93 and $311, respectively, at exchange rates in effect on December 31, 2022). The annual payment of 750 patacas per square meter will be adjusted with the Macao average price index of the corresponding preceding year for years two and three and the annual payment of 2,500 patacas per square meter will be adjusted with the Macao average price index of the corresponding preceding year for years five through ten.
Inflation Reduction Act
The Inflation Reduction Act of 2022 (“IRA”) was signed into law on August 16, 2022. The IRA contains numerous provisions including a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-year period effective in tax years beginning after December 31, 2022. Applicable corporations would be allowed to claim a credit for the corporate minimum tax paid against regular tax in future years. The IRA also includes a 1% excise tax on corporate stock repurchases beginning January 1, 2023. The CAMT could impact our future cash flows and results of operations. The Internal Revenue Service has been granted broad authority to issue regulations or other guidance that could clarify how these taxes will be applied. We will continue to evaluate the impact of the IRA as additional information becomes available.
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
Key Operating Revenue Measurements
Operating revenues at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Marina Bay Sands and our Las Vegas Operating Properties, prior to its sale on February 23, 2022, are dependent upon the volume of customers who stay at the hotel, which affects the price charged for hotel rooms and our gaming volume. Operating revenues at Sands Macao are principally driven by casino customers who visit the property on a daily basis.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip win percentage is expected to be 3.15% to 3.45% in Macao and Singapore. Actual win percentage may vary from our expected win percentage and historical win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 9.8% and 15.8%, respectively, of our table games play was conducted on a credit basis for the year ended December 31, 2022.
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
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Summary Financial Results
The reopening of borders and elimination of most pandemic-related restrictions in Singapore positively impacted the financial results of Marina Bay Sands. In contrast, tighter border and travel restrictions had an adverse impact at our Macao operations. See "COVID-19 Pandemic Update" for further information.
Net revenues for the year ended December 31, 2022 were $4.11 billion, compared to $4.23 billion for the year ended December 31, 2021. Operating loss was $792 million for the year ended December 31, 2022, compared to $689 million for the year ended December 31, 2021. Net loss from continuing operations was $1.54 billion for the year ended December 31, 2022, compared to $1.47 billion for the year ended December 31, 2021.
Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2022	2021	Percent Change

	(Dollars in millions)
Casino	$2,627	$2,892	(9.2)%
Rooms	469	415	13.0%
Food and beverage	301	199	51.3%
Mall	580	649	(10.6)%
Convention, retail and other	133	79	68.4%
Total net revenues	$4,110	$4,234	(2.9)%
Consolidated net revenues were $4.11 billion for the year ended December 31, 2022, a decrease of $124 million compared to $4.23 billion for the year ended December 31, 2021, driven by a decrease of $1.27 billion at our Macao operations due to decreased visitation as tighter border restrictions were introduced throughout 2022 as a result of increased COVID-19 cases in Macao and the surrounding region. The decrease was partially offset by an increase of $1.15 billion at Marina Bay Sands, primarily due to increased visitation from the reopening of borders and elimination of most pandemic-related restrictions in April 2022.
Net casino revenues decreased $265 million compared to the year ended December 31, 2021. The decrease was driven by a $1.04 billion decrease at our Macao operations due to lower visitation across our properties resulting in decreased table games and slot volumes. Casino revenues at Marina Bay Sands increased by $775 million due to increased table games and slot volumes, driven by the reopening of borders and elimination of most pandemic-related restrictions, partially offset by a lower Rolling Chip win percentage. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2022	2021	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$438	$944	(53.6)%
Non-Rolling Chip drop	$1,751	$3,234	(45.9)%
Non-Rolling Chip win percentage	25.7%	27.4%	(1.7)	pts
Rolling Chip volume	$1,295	$4,412	(70.6)%
Rolling Chip win percentage	3.77%	3.99%	(0.22)	pts
Slot handle	$1,132	$1,841	(38.5)%
Slot hold percentage	3.9%	3.9%	—	pts

	Year Ended December 31,
	2022	2021	Change

	(Dollars in millions)
The Londoner Macao
Total casino revenues	$194	$396	(51.0)%
Non-Rolling Chip drop	$896	$1,755	(48.9)%
Non-Rolling Chip win percentage	21.7%	21.6%	0.1	pts
Rolling Chip volume	$936	$3,674	(74.5)%
Rolling Chip win percentage	5.03%	3.23%	1.80	pts
Slot handle	$671	$962	(30.2)%
Slot hold percentage	3.4%	3.8%	(0.4)	pts
The Parisian Macao
Total casino revenues	$116	$244	(52.5)%
Non-Rolling Chip drop	$454	$1,146	(60.4)%
Non-Rolling Chip win percentage	24.9%	22.3%	2.6	pts
Rolling Chip volume	$283	$502	(43.6)%
Rolling Chip win percentage	7.66%	3.73%	3.93	pts
Slot handle	$305	$787	(61.2)%
Slot hold percentage	3.8%	3.3%	0.5	pts
The Plaza Macao and Four Seasons Macao
Total casino revenues	$146	$298	(51.0)%
Non-Rolling Chip drop	$551	$1,140	(51.7)%
Non-Rolling Chip win percentage	23.8%	23.5%	0.3	pts
Rolling Chip volume	$1,452	$2,659	(45.4)%
Rolling Chip win percentage	4.48%	4.64%	(0.16)	pts
Slot handle	$21	$42	(50.0)%
Slot hold percentage	9.4%	5.7%	3.7	pts
Sands Macao
Total casino revenues	$53	$105	(49.5)%
Non-Rolling Chip drop	$237	$433	(45.3)%
Non-Rolling Chip win percentage	17.9%	17.1%	0.8	pts
Rolling Chip volume	$192	$1,073	(82.1)%
Rolling Chip win percentage	4.16%	4.39%	(0.23)	pts
Slot handle	$409	$606	(32.5)%
Slot hold percentage	3.2%	3.1%	0.1	pts

	Year Ended December 31,
	2022	2021	Change

	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total casino revenues	$1,680	$905	85.6%
Non-Rolling Chip drop	$4,640	$2,679	73.2%
Non-Rolling Chip win percentage	18.6%	15.0%	3.6	pts
Rolling Chip volume	$21,223	$3,901	444.0%
Rolling Chip win percentage	2.92%	5.79%	(2.87)	pts
Slot handle	$16,547	$12,084	36.9%
Slot hold percentage	4.3%	4.2%	0.1	pts
U.S. Operations:
Las Vegas Operating Properties(1)
Total net casino revenues	$61	$443	(86.2)%
Table games drop	$257	$1,630	(84.2)%
Table games win percentage	13.6%	16.4%	(2.8)	pts
Slot handle	$599	$3,830	(84.4)%
Slot hold percentage	8.2%	8.5%	(0.3)	pts
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

Room revenues increased $54 million compared to the year ended December 31, 2021. The increase was primarily due to increased occupancy rates and ADR at Marina Bay Sands driven by increased visitation, partially offset by decreased occupancy rates and ADR driven by reduced visitation at our Macao properties. The following table summarizes the results of our room activity:

	Year Ended December 31,
	2022	2021	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$55	$77	(28.6)%
Occupancy rate	41.7%	49.7%	(8.0)	pts
Average daily room rate (ADR)	$143	$155	(7.7)%
Revenue per available room (RevPAR)	$60	$77	(22.1)%
The Londoner Macao
Total room revenues	$61	$90	(32.2)%
Occupancy rate	26.9%	40.3%	(13.4)	pts
Average daily room rate (ADR)	$155	$160	(3.1)%
Revenue per available room (RevPAR)	$42	$64	(34.4)%
The Parisian Macao
Total room revenues	$33	$54	(38.9)%
Occupancy rate	37.9%	52.1%	(14.2)	pts
Average daily room rate (ADR)	$110	$118	(6.8)%
Revenue per available room (RevPAR)	$42	$61	(31.1)%
The Plaza Macao and Four Seasons Macao
Total room revenues	$29	$45	(35.6)%
Occupancy rate	27.5%	44.3%	(16.8)	pts
Average daily room rate (ADR)	$440	$438	0.5%
Revenue per available room (RevPAR)	$121	$194	(37.6)%
Sands Macao
Total room revenues	$6	$10	(40.0)%
Occupancy rate	51.1%	68.2%	(17.1)	pts
Average daily room rate (ADR)	$141	$138	2.2%
Revenue per available room (RevPAR)	$72	$94	(23.4)%
Singapore Operations:
Marina Bay Sands(1)
Total room revenues	$285	$139	105.0%
Occupancy rate	93.1%	70.1%	23.0	pts
Average daily room rate (ADR)	$422	$236	78.8%
Revenue per available room (RevPAR)	$393	$165	138.2%
U.S. Operations:
Las Vegas Operating Properties(2)
Total room revenues	$78	$454	(82.8)%
Occupancy rate	84.6%	82.4%	2.2	pts
Average daily room rate (ADR)	$247	$221	11.8%
Revenue per available room (RevPAR)	$209	$182	14.8%
_________________________
(1)During the year ended December 31, 2022, approximately 500 rooms were under construction for renovation purposes.
(2)The Las Vegas Operating Properties are classified as a discontinued operation. We completed the sale on February 23, 2022. Financial results are for the period through February 22, 2022.

Food and beverage revenues increased $102 million compared to the year ended December 31, 2021. The increase was due to a $128 million increase driven by increased business volume at food and beverage outlets and banquets at Marina Bay Sands, partially offset by a decrease of $26 million at our Macao operations.
Mall revenues decreased $69 million compared to the year ended December 31, 2021. A $119 million decrease in mall revenues in Macao, driven by decreases in base rent and turnover rent, and an increase in rent concessions granted to our mall tenants, was partially offset by a $50 million increase in mall revenues at Marina Bay Sands, driven by a decrease in rent concessions granted to our mall tenants and an increase in turnover rent.
For further information related to the financial performance of our malls, see "Additional Information Regarding our Retail Mall Operations." The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Year Ended December 31,
	2022	2021	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$154	$194	(20.6)%
Mall gross leasable area (in square feet)	813,832	814,784	(0.1)%
Occupancy	81.0%	79.7%	1.3	pts
Base rent per square foot	$274	$292	(6.2)%
Tenant sales per square foot(1)	$932	$1,348	(30.9)%
Shoppes at Londoner
Total mall revenues	$47	$55	(14.5)%
Mall gross leasable area (in square feet)	610,238	532,175	14.7%
Occupancy	54.7%	54.4%	0.3	pts
Base rent per square foot	$134	$152	(11.8)%
Tenant sales per square foot(1)	$1,139	$1,462	(22.1)%
Shoppes at Parisian
Total mall revenues	$25	$39	(35.9)%
Mall gross leasable area (in square feet)	296,322	296,322	—%
Occupancy	67.6%	74.5%	(6.9)	pts
Base rent per square foot	$107	$133	(19.5)%
Tenant sales per square foot(1)	$338	$648	(47.8)%
Shoppes at Four Seasons
Total mall revenues	$127	$184	(31.0)%
Mall gross leasable area (in square feet)	248,674	244,208	1.8%
Occupancy	93.6%	94.3%	(0.7)	pts
Base rent per square foot	$538	$549	(2.0)%
Tenant sales per square foot(1)	$3,806	$6,300	(39.6)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$226	$176	28.4%
Mall gross leasable area (in square feet)	622,007	622,362	(0.1)%
Occupancy	99.5%	98.2%	1.3	pts
Base rent per square foot	$284	$277	2.5%
Tenant sales per square foot(1)	$2,596	$1,614	60.8%
_________________________
Note:    This table excludes the results of retail outlets at Sands Macao. As a result of the COVID-19 Pandemic, tenants were provided rent concessions during the year ended December 31, 2022 and 2021. Base rent per square foot presented above excludes the impact of these rent concessions.

(1)Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
Convention, retail, and other revenues increased $54 million compared to the year ended December 31, 2021. The increase was due to increases of $47 million and $7 million at Marina Bay Sands and our Macao operations, respectively, driven primarily by increases in convention revenue at Marina Bay Sands, and quarantine room revenue at the Sheraton Grand Macao hotel and The Parisian Macao.
Operating Expenses
Our operating expenses consisted of the following:

	Year Ended December 31,
	2022	2021	Percent Change

	(Dollars in millions)
Casino	$1,792	$2,068	(13.3)%
Rooms	173	164	5.5%
Food and beverage	319	244	30.7%
Mall	73	65	12.3%
Convention, retail and other	103	85	21.2%
Provision for credit losses	15	3	400.0%
General and administrative	936	831	12.6%
Corporate	235	211	11.4%
Pre-opening	13	19	(31.6)%
Development	143	109	31.2%
Depreciation and amortization	1,036	1,041	(0.5)%
Amortization of leasehold interests in land	55	56	(1.8)%
Loss on disposal or impairment of assets	9	27	(66.7)%
Total operating expenses	$4,902	$4,923	(0.4)%
Operating expenses were $4.90 billion for the year ended December 31, 2022, a decrease of $21 million compared to $4.92 billion for the year ended December 31, 2021. The decrease was primarily driven by a $276 million decrease in casino expenses, partially offset by increases of $105 million in general and administrative expenses, $75 million in food and beverage expenses, $34 million in in development expenses and $24 million in corporate expenses.
Casino expenses decreased $276 million compared to the year ended December 31, 2021. The decrease was primarily attributable to a decrease of $290 million in gaming taxes. The $1.04 billion decrease in casino revenue at our Macao operating properties is subject to a 39% tax rate, whereas the $775 million increase in casino revenue at Marina Bay Sands is subject to a lower tax rate.
Food and beverage expenses increased $75 million compared to the year ended December 31, 2021. The increase was due to an $86 million increase at Marina Bay Sands, driven by increased business volume at food outlets and banquets and consistent with increased revenues, partially offset by an $11 million decrease at our Macao operations.
Convention, retail and other expenses increased $18 million compared to the year ended December 31, 2021, primarily driven by an increase of $16 million, consistent with increased revenues at Marina Bay Sands.
The provision for credit losses was $15 million for the year ended December 31, 2022, compared to $3 million for the year ended December 31, 2021. The $12 million increase was primarily driven by an $11 million increase at Marina Bay Sands due to an increase in new credit issued and patrons who were unable to return to the property. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses increased $105 million compared to the year ended December 31, 2021, primarily driven by increases at Marina Bay Sands. The increases were primarily driven by increases in property operation costs, marketing and payroll to support the increased visitation and property tax and insurance costs.
Corporate expenses increased $24 million compared to the year ended December 31, 2021. The increase was primarily driven by increases in bonuses and stock-based compensation.
Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. The majority of pre-opening expenses for the year ended December 31, 2022, related to Marina Bay Sands. Pre-opening expenses for the year ended December 31, 2021, related to The Londoner Macao.
Development expenses were $143 million for the year ended December 31, 2022, compared to $109 million for the year ended December 31, 2021. During the year ended December 31, 2022, the costs were associated with our evaluation and pursuit of new business opportunities, primarily in Florida and Texas, and our digital gaming related efforts. Development costs are expensed as incurred.
Loss on disposal or impairment of assets was $9 million for the year ended December 31, 2022, compared to $27 million for the year ended December 31, 2021. The losses incurred for the year ended December 31, 2022, were primarily due to $4 million in asset disposals related to aircraft parts and $3 million in asset disposal and demolition costs, primarily at The Londoner Macao, The Venetian Macao, Sands Macao and our corporate offices. The losses for the year ended December 31, 2021, were primarily due to asset disposals and demolition costs related to The Londoner Macao.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 20 — Segment Information" for discussion of our operating segments):

	Year Ended December 31,
	2022	2021	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$(25)	$297	(108.4)%
The Londoner Macao	(189)	(84)	125.0%
The Parisian Macao	(103)	(17)	505.9%
The Plaza Macao and Four Seasons Macao	81	219	(63.0)%
Sands Macao	(81)	(69)	17.4%
Ferry Operations and Other	(7)	(8)	(12.5)%
	(324)	338	(195.9)%
Marina Bay Sands	1,056	448	135.7%
Consolidated adjusted property EBITDA(1)	$732	$786	(6.9)%

Las Vegas Operating Properties(2)	$63	$290	(78.3)%
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

	Year Ended December 31,
	2022	2021

	(In millions)
Consolidated adjusted property EBITDA	$732	$786

Other Operating Costs and Expenses
Stock-based compensation(a)	(33)	(12)
Corporate	(235)	(211)
Pre-opening	(13)	(19)
Development	(143)	(109)
Depreciation and amortization	(1,036)	(1,041)
Amortization of leasehold interests in land	(55)	(56)
Loss on disposal or impairment of assets	(9)	(27)
Operating loss	(792)	(689)
Other Non-Operating Costs and Expenses
Interest income	116	4
Interest expense, net of amounts capitalized	(702)	(621)
Other expense	(9)	(31)
Loss on modification or early retirement of debt	—	(137)
Income tax (expense) benefit	(154)	5
Net loss from continuing operations	$(1,541)	$(1,469)
(a)During the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense of $70 million and $27 million, respectively, of which $37 million and $15 million, respectively, was included in corporate expense in the accompanying consolidated statements of operations.
(2)The Las Vegas Operating Properties are classified as a discontinued operation. We completed the sale on February 23, 2022. Financial results are for the period through February 22, 2022.
Adjusted property EBITDA at our Macao operations decreased $662 million compared to the year ended December 31, 2021. The decrease was primarily due to decreased casino, mall and room revenues, driven by decreased visitation at our properties as tighter border and travel restrictions were in place in 2022 as a result of increased COVID-19 cases in Macao and the surrounding areas.
Adjusted property EBITDA at Marina Bay Sands increased $608 million compared to the year ended December 31, 2021. The increase was primarily due to increased casino, room, food and beverage and mall operations driven by increased visitation and loosened pandemic-related restrictions implemented in April 2022.
Discontinued Operation
Adjusted property EBITDA at our Las Vegas Operating Properties decreased $227 million compared to the year ended December 31, 2021. The decrease was primarily due to the current year activity representing only 53 days of operations as we completed the sale of the Las Vegas Operating properties on February 23, 2022, partially offset by increased casino and room operations as Las Vegas Operating Properties operated under pre-pandemic guidelines.
Interest Expense
The following table summarizes information related to interest expense:

	Year Ended December 31,
	2022	2021

	(Dollars in millions)
Interest cost	$706	$636
Less — capitalized interest	(4)	(15)
Interest expense, net	$702	$621
Cash paid for interest	$618	$606
Weighted average total debt balance	$15,298	$14,592
Weighted average interest rate	4.6%	4.4%
Interest cost increased $70 million compared to the year ended December 31, 2021, resulting primarily from increases in our weighted average interest rate and weighted average total debt balance. The weighted average debt balance increased due to draws of $1.20 billion on the SCL revolver during the year ended December 31, 2022. Additionally, the weighted average interest rate increased primarily due to increased interest rates on the SCL revolver and the MBS credit facility in line with increases in market rates and increased interest rates on the SCL senior notes in connection with the credit rating downgrades in February and June 2022 (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Long-Term Debt").
Other Factors Affecting Earnings
Interest income was $116 million for the year ended December 31, 2022, compared to $4 million for the year ended December 31, 2021. This increase was primarily from the $90 million in interest income on money market funds and bank deposits driven by an increase in cash due to the sale of the Las Vegas Operating Properties and higher interest rates. We also had $21 million in interest income from the seller financing loan in connection with the sale of the Las Vegas Operating Properties in 2022.
Other expense was $9 million for the year ended December 31, 2022, compared to $31 million during the year ended December 31, 2021. The change was due to the fluctuation in the exchange rate between the U.S. dollar and pataca in connection with our U.S. dollar denominated debt held by SCL.
Our income tax expense was $154 million on a loss from continuing operations before income taxes of $1.39 billion for the year ended December 31, 2022, resulting in an 11.1% effective income tax rate. This compares to a (0.3)% effective income tax rate for the year ended December 31, 2021. The income tax expense for the year ended December 31, 2022, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax rate on our U.S. operations, and a zero percent tax rate on our Macao gaming operations due to our income tax exemption in Macao. Our U.S. operations recorded a valuation allowance on certain U.S. foreign tax credits, which we no longer expect to utilize. Our U.S. tax expense was partially offset by a tax benefit associated with the pre-tax book losses incurred for the year ended December 31, 2022.
We have had the benefit of a corporate tax exemption in Macao, which exempts us from paying the 12% corporate income tax on profits generated by the operation of casino games, but does not apply to our non-gaming activities. We continued to benefit from this tax exemption through December 31, 2022. Additionally, we entered into a shareholder dividend tax agreement with the Macao government in April 2019, effective through June 26, 2022, providing an annual payment as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. In December 2022, we requested a corporate tax exemption on profits generated by the operation of casino games in Macao for the new gaming concession period effective from January 1, 2023 through December 31, 2032, or for a period of corporate tax exemption that the Chief Executive of Macao may deem more appropriate. We are evaluating the timing of an application for a new shareholder dividend tax agreement.

The net loss attributable to our noncontrolling interests from continuing operations was $475 million for the year ended December 31, 2022, compared to $315 million for the year ended December 31, 2021. These amounts were related to the noncontrolling interest of SCL.
Additional Information Regarding our Retail Mall Operations
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the years ended December 31, 2022 and 2021:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the year ended December 31, 2022
Mall revenues:
Minimum rents(1)	$168	$119	$30	$22	$145
Overage rents	6	8	11	2	51
Rent concessions(2)	(47)	(10)	(6)	(7)	—
Total overage rents and rent concessions	(41)	(2)	5	(5)	51
CAM, levies and direct recoveries	27	10	12	8	30
Total mall revenues	154	127	47	25	226
Mall operating expenses:
Common area maintenance	11	5	7	4	20
Marketing and other direct operating expenses	7	6	4	3	5
Mall operating expenses	18	11	11	7	25
Property taxes(3)	1	—	—	—	4
Mall-related expenses(4)	$19	$11	$11	$7	$29
For the year ended December 31, 2021
Mall revenues:
Minimum rents(1)	$181	$121	$29	$29	$144
Overage rents	15	54	15	6	25
Rent concessions(2)	(31)	(1)	(3)	(6)	(24)
Other(5)	—	—	—	—	6
Total overage rents and rent concessions	(16)	53	12	—	7
CAM, levies and direct recoveries	29	10	14	10	25
Total mall revenues	194	184	55	39	176
Mall operating expenses:
Common area maintenance	12	5	7	4	16
Marketing and other direct operating expenses	6	4	3	2	6
Mall operating expenses	18	9	10	6	22
Property taxes(3)	1	—	—	—	2
Provision for (recovery of) credit losses	(1)	—	—	3	—
Mall-related expenses(4)	$18	$9	$10	$9	$24
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
(5)    The amount for Marina Bay Sands of $6 million related to a grant provided by the Singapore government to lessors to support small and medium enterprises impacted by the COVID-19 Pandemic in connection with their rent obligations.
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
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
A discussion of changes in our results of operations between 2021 and 2020 has been omitted from this Form 10-K and can be found in "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Year Ended December 31,
	2022	2021

	(In millions)
Net cash used in operating activities from continuing operations	$(944)	$(243)
Cash flows from investing activities from continuing operations:
Capital expenditures	(651)	(828)
Proceeds from disposal of property and equipment	9	7
Acquisition of intangible assets and other	(129)	(11)
Proceeds from seller loan	50	—
Net cash used in investing activities from continuing operations	(721)	(832)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	—	19
Tax withholding on vesting of equity awards	(1)	—
Proceeds from long-term debt	1,200	2,702
Repayments of long-term debt	(66)	(1,867)
Payments of financing costs	(11)	(38)
Make-whole premium on early extinguishment of debt	—	(131)
Transaction with discontinued operations	5,032	178
Net cash generated from financing activities from continuing operations	6,154	863

Net cash generated from (used in) discontinued operations	$—	$16
A discussion of changes in cash flows between 2021 and 2020 has been omitted from this Form 10-K and can be found in "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis and to a lesser extent as a trade receivable. Operating cash flows are generally affected by changes in operating income, accounts receivable, gaming related liabilities and interest payments. For the year ended December 31, 2022, cash used in operations was $944 million, an increase of $701 million compared to $243 million for the year ended December 31, 2021. The increase in cash used for operations was primarily due to cash tax payments inclusive of, and primarily due to, the gain on sale of the Las Vegas Operations totaling $612 million, and our Macao operations generating increased operating losses and working capital requirements due to the decrease in visitation resulting from COVID-19 travel restrictions across key China markets in 2022 and Macao experiencing COVID-19 cases at various times throughout 2022. This cash usage was partially offset by operating cash flows provided by Marina Bay Sands due to the acceleration of visitation and elimination of restrictions in Singapore over the course of 2022.
Cash Flows — Investing Activities
Capital expenditures for the year ended December 31, 2022, totaled $651 million. Included in this amount was $348 million at Marina Bay Sands in Singapore and $243 million for construction and development activities in Macao, which consisted of $175 million for The Londoner Macao, $52 million for The Venetian Macao, $9 million for The Plaza Macao and Four Seasons Macao, $4 million for Sands Macao and $3 million for The Parisian Macao. Additionally, this amount included $60 million for corporate and other.

Capital expenditures for the year ended December 31, 2021, totaled $828 million, including $653 million in Macao, which consisted of $551 million for The Londoner Macao, $71 million for The Venetian Macao and $19 million for The Plaza Macao and Four Seasons Macao primarily for The Grand Suites at Four Seasons, $7 million from Sands Macao, $4 million for The Parisian Macao and $1 million for Ferry and Other; $148 million at Marina Bay Sands in Singapore; and $27 million for corporate and other.
Cash Flows — Financing Activities
Net cash flows generated from financing activities were $6.15 billion for the year ended December 31, 2022, which was primarily attributable to the net proceeds from the sale of the Las Vegas Operating Properties of $4.89 billion and $1.20 billion from the drawdown of our SCL revolving facility. These items were partially offset by $66 million in repayments on long-term debt and $11 million in deferred offering costs relating to obtaining LVSC Revolving Facility lender consents to consummate the Las Vegas Sale and the covenant waiver obtained on the 2018 SCL Credit Facility.
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
As of December 31, 2022, we had $2.48 billion available for borrowing under our U.S., Macao and Singapore revolving facilities, net of letters of credit. Additionally, we had $2.74 billion available for borrowing under the 2012 Singapore Delayed Draw Term Facility to finance construction costs incurred in connection with the MBS Expansion Project.
Cash Flows — Discontinued Operations
Cash flows from discontinued operations for the twelve months ended December 31, 2022, were primarily attributable to $4.89 billion in net proceeds from the Las Vegas Sale, which were transferred to continuing operations.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments (see "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Long-Term Debt") and operating cash flows.
On February 23, 2022, we closed the sale of our Las Vegas Operations. At closing, we received approximately $5.05 billion in cash proceeds, before transaction costs and income taxes. The net proceeds of approximately $4.36 billion, after working capital adjustments, transaction costs and the payment of income taxes throughout 2022, will be used for incremental liquidity and general corporate purposes, which may include capital expenditures and development activities. In connection with the closing of the sale, we may be required to make certain payments (“Support Payments”) to OpCo. The Support Payments are payable on a monthly basis following the closing through the year ending December 31, 2023, based upon the performance of the Las Vegas Operations relative to certain agreed upon target metrics and subject to quarterly and annual adjustments. Our remaining payment obligations are subject to a cap equal to $250 million for the period beginning January 1, 2023 and ending December 31, 2023. No Support Payments were made for the period post-close through December 31, 2022. On January 31, 2023, the Company received notice from OpCo that the Contingent Lease Support Agreement had terminated pursuant to its terms and that neither party would have any further liability or obligation thereunder.
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio or net debt, as defined, to trailing twelve-month adjusted earnings before interest, income taxes, depreciation and amortization, as defined. In September 2021, LVSC extended the amendment, pursuant to which lenders, among other things, removed LVSC’s requirement to maintain a maximum leverage ratio as of the last day of the fiscal quarter, through and including December 31, 2022. In November 2022, SCL extended the waiver and amendment request letter, pursuant to which lenders, among other things, waived SCL’s requirement to ensure the leverage ratio does not exceed 4.0x and the interest coverage ratio is greater than

2.50x, through July 31, 2023. In September 2021, MBS extended the amendment letter, pursuant to which MBS will not have to comply with the leverage or interest coverage covenants as of the last day of the fiscal quarter, through and including December 31, 2022. Our compliance with our financial covenants for periods beyond December 31, 2022 could be affected by certain factors beyond our control, such as the impact of the COVID-19 Pandemic, including travel, quarantine and border restrictions occurring in the future. We will pursue additional waivers to meet the required financial covenant ratios, which include a maximum leverage ratio of 4.0x, 4.0x and 4.5x under our U.S., Macao and Singapore credit facilities, respectively, for periods beyond December 31, 2022 for LVSC and MBS and July 31, 2023 for SCL, if deemed necessary. We believe we will be successful in obtaining the additional waivers, although no assurance can be provided that such waivers will be granted, which could negatively impact our ability to be in compliance with our debt covenants for periods beyond December 31, 2022 for LVSC and MBS and July 31, 2023 for SCL. The 2018 SCL Credit Facility expires on July 31, 2023; however, we believe we will be successful in extending the maturity date of the facility prior to its expiration. If we are unable to extend the maturity date or refinance the 2018 SCL Credit Facility, we would be required to seek alternative forms of capital to repay the outstanding balance and our available liquidity may be reduced.
On January 30, 2023, LVSC entered into the Fourth Amendment with lenders to the LVSC Revolving Credit Agreement. Pursuant to the Fourth Amendment, the existing LVSC Revolving Credit Agreement was amended to (a) determine consolidated adjusted EBITDA on a year-to-date annualized basis during the period commencing on the effective date and ending on and including December 31, 2023, as follows: (i) for the fiscal quarter ending March 31, 2023, consolidated adjusted EBITDA for such fiscal quarter multiplied by four, (ii) for the fiscal quarter ending June 30, 2023, consolidated adjusted EBITDA for such fiscal quarter and the immediately preceding fiscal quarter multiplied by two, and (iii) for the fiscal quarter ending September 30, 2023, consolidated adjusted EBITDA for such fiscal quarter and the two immediately preceding fiscal quarters, multiplied by four-thirds; (b) extend the period during which LVSC is required to maintain a specified amount of minimum liquidity as of the last day of each month to December 31, 2023; and (c) extend the period during which LVSC is unable to declare or pay any dividend or other distribution, unless liquidity is greater than $1.0 billion on a pro forma basis after giving effect to such dividend or distribution, to December 31, 2023.
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
We held unrestricted cash and cash equivalents of $6.31 billion and restricted cash of $125 million as of December 31, 2022, of which approximately $2.57 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.57 billion, approximately $2.06 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to levels of earnings, cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, laws and regulations currently applicable to our subsidiaries and restrictions in connection with their contractual arrangements. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
We believe the cash on hand and cash flow generated from operations, as well as the $2.48 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit, and SGD 3.69 billion (approximately $2.74 billion at exchange rates in effect on December 31, 2022) under the 2012 Singapore Delayed Draw Term Facility, as of December 31, 2022 (only available for draws after the construction cost estimate and construction schedule for the MBS Expansion Project have been delivered to the lenders), will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities and debt obligations. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure. During the year ended December 31, 2022, SCL drew down $114 million and HKD 8.50 billion (approximately $1.09 billion at exchange rates in effect on December 31, 2022) under the SCL revolving facility for general corporate purposes.

We have suspended our quarterly dividend program beginning in April 2020, and SCL suspended its dividend payments after paying its interim dividend for 2019 on February 21, 2020.
We believe we have a strong balance sheet and sufficient liquidity in place, including access to available borrowing capacity under our credit facilities. We also believe we are well positioned to support our continuing operations, complete the major construction projects underway, meet our commitments under the Macao Concession and respond to the current COVID-19 Pandemic challenges. We have taken various mitigating measures to manage through the current environment, including a cost and capital expenditure reduction program to minimize cash outflow for non-essential items.
Share Repurchase Program
In June 2018, our Board of Directors authorized the repurchase of $2.50 billion of our outstanding common stock, which was to expire in November 2020. In October 2020, our Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022 and in October 2022, our Board of Directors authorized the further extension of the expiration date of the remaining repurchase amount of $916 million to November 2024. During the year ended December 31, 2022, no shares of our common stock were repurchased under this program. All share repurchases of our common stock have been recorded as treasury stock. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, cash flows, legal requirements, other investment opportunities and market conditions.
Aggregate Indebtedness and Other Contractual Obligations
Our total long-term indebtedness and other contractual obligations are summarized below as of December 31, 2022:

	Payments Due by Period(1)
	2023	2024 - 2025	2026 - 2027	Thereafter	Total

	(In millions)
Long-Term Debt Obligations(2)
LVSC Senior Notes	$—	$2,250	$1,000	$750	$4,000
SCL Senior Notes	—	1,800	1,500	3,850	7,150
2018 SCL Credit Facility — Revolving	1,958	—	—	—	1,958
2012 Singapore Credit Facility	62	1,165	1,676	—	2,903
Singapore Delayed Draw Term Facility	—	15	31	—	46
Other Debt(3)	11	14	1	—	26
Fixed Interest Payments	480	898	521	379	2,278
Variable Interest Payments(4)	206	235	35	—	476
Macao Concession Related(5)
Macao Annual Premium(6)	41	82	82	203	408
Handover Record(7)	13	25	85	212	335
Contractual Obligations
Operating Leases, Including Imputed Interest(8)	14	19	14	304	351
Mall Deposits(9)	65	58	13	13	149
Other(10)	95	96	39	134	364
Total	$2,945	$6,657	$4,997	$5,845	$20,444
_______________________
(1)As of December 31, 2022, we had a $100 million liability related to uncertain tax positions. We do not expect this liability to result in a payment of cash within the next 12 months. We are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions; therefore, such amounts are not included in the table.
(2)See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Long-Term Debt" for further details on these financing transactions and "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16 — Leases" for further details on finance leases.
(3)Other debt consists of finance leases, including imputed interest, and other financed purchased obligations, including the related interest.
(4)Based on the 1-month rate as of December 31, 2022, Secured Overnight Financing Rate ("SOFR") of 4.30%, Hong Kong Inter-Bank Offer Rate (“HIBOR”) of 4.35% and Singapore Swap Offer Rate ("SOR") of 2.53%, plus the applicable interest rate spread in accordance with the respective debt agreements.
(5)In addition to the amounts listed in the table above, under the Macao Concession, we have committed to spend 30.24 billion patacas (approximately $3.77 billion at exchange rates in effect on December 31, 2022) through 2032 on both capital and operating projects, including 27.80 billion patacas (approximately $3.46 billion at exchange rates in effect on December 31, 2022) in non-gaming projects. We will be required to increase our investment in non-gaming projects by up to 20% in the following year subject to a trigger, namely if Macao’s annual market gross gaming revenue achieves or exceeds 180 billion patacas (approximately $22.42 billion at exchange rates in effect on December 31, 2022). The 20% increase is subject to a deduction of 4% per year if the revenue trigger occurs on or after 2028 (the sixth year of the term of the Concession). This potential additional investment is estimated to be approximately $700 million. As the exact timing of this spend has not been finalized, these amounts have not been included in the table above.
We are also required to pay a 35% gross gaming revenue special gaming tax and a 5% gross gaming revenue contribution in Macao, which amounts we pay are variable in nature. Under the Concession, however, we are obligated to pay a special annual gaming premium if the average of the gross gaming revenues of our gaming tables and our electrical or mechanical gaming machines, including slot machines, is lower than a certain minimum amount determined by the Macao government; such special premium being the difference between the gaming tax based on the actual gross gaming revenues and that of the specified minimum amount. Based on the maximum number of gaming tables and gaming machines we are currently authorized to operate, if the monthly special gaming taxes paid during the year aggregates to less than 4.50 billion patacas (approximately $561 million at exchange rates in effect on December 31, 2022), we would be required to pay the difference as the special annual gaming premium.
(6)We are required to pay an annual premium with a fixed portion and a variable portion, which is based on the number and type of gaming tables and gaming machines we operate. Based on the gaming tables and gaming machines (which is at the maximum number of tables and machines currently allowed by the Macao government) in operation as of January 1, 2023, the annual premium payable to the Macao government is approximately $41 million for the years ending December 31, 2023 through December 31, 2027, respectively, and $203 million in aggregate thereafter through the termination of the Concession in December 2032.
(7)Under the Handover Record, we are required to make annual payments of 750 patacas per square meter for the first three years and 2,500 patacas per square meter for the following seven years (approximately $93 and $311, respectively, at exchange rates in effect on December 31, 2022). The annual payment of 750 patacas per square meter will be adjusted with the Macao average price index of the corresponding preceding year for years two and three and the annual payment of 2,500 patacas per square meter will be adjusted with the Macao average price index of the corresponding preceding year for years five through ten.
(8)We are party to certain operating leases for real estate, which primarily include $319 million related to long-term land leases in Macao with an anticipated lease term of 50 years and $16 million related to a long-term land lease in Las Vegas with a 40-year lease term. See "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16 — Leases" for further details on operating leases.

(9)Mall deposits consist of refundable security deposits received from mall tenants.
(10)Primarily consists of all other non-cancellable contractual obligations and primarily relates to certain hotel management and service agreements, as described below. The amounts exclude open purchase orders with our suppliers that have not yet been received as these agreements generally allow us the option to cancel, reschedule and adjust terms based on our business needs prior to the delivery of goods or performance of services. Some of our hotel properties operate pursuant to management agreements with various experienced third-party hotel operators (management companies), whereby the management company controls the day-to-day operations of each of these hotels, and we are granted limited approval rights with respect to certain of the management company’s actions. The non-cancelable period of our management agreements ranges from 14 to 40 years with various extension provisions and some with early termination options. Each management company receives a base management fee, generally a percentage of revenue as defined. There are also monthly fees for certain support services and some also include incentive fees based on attaining certain financial thresholds.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than foreign currency swaps. Refer to "Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11 — Derivative Instruments" for outstanding foreign currency swaps as of December 31, 2022.
Restrictions on Distributions
We are a parent company with limited business operations. Our main asset is the stock and ownership interests of our subsidiaries. Certain of our debt instruments contain restrictions that, among other things, limit the ability of certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell certain of our assets without prior approval of the lenders or noteholders.
Under the Concession, although not a restriction, we have to provide a five-day prior notification to the Macao government for any major financial decisions exceeding 10% of the share capital of VML.
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
•our ability to maintain our Concession in Macao and gaming license in Singapore;
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
•new developments and construction projects and ventures, including development at our existing properties (for example, development at our Cotai Strip properties and the MBS Expansion Project);
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
•fluctuations in currency exchange rates and interest rates, and the possibility of increased expense as a result;
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
•the ability of our insurance coverage to cover all possible losses that our properties could suffer and the potential for our insurance costs to increase in the future;
•our ability to collect gaming receivables from our credit players;
•the collectability of our outstanding loan receivable;
•our dependence on chance and theoretical win rates;
•fraud and cheating;
•our ability to establish and protect our intellectual property rights;
•reputational risk related to the license of certain of our trademarks;
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
•the outcome of any ongoing and future litigation; and
•potential negative impacts from environmental, social and governance and sustainability matters.
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
During the year ended December 31, 2022, there continued to be a delay in payments on casino receivables due to the inability of patrons to travel to our properties or to accomplish financial transactions due to the travel restrictions caused by the COVID-19 Pandemic. The collection of casino receivables has also been impacted by liquidity issues faced by certain patrons also stemming from the COVID-19 Pandemic. We have increased the provision for credit losses where appropriate to account for the expected credit losses due to the COVID-19 Pandemic. We continue to closely monitor any delays in payments due to the COVID-19 Pandemic and will increase the provision accordingly depending on the facts and circumstances. Although we believe the provision on our casino receivables is adequate as of December 31, 2022, it is possible our provisions could increase if we experience further delays on payments from patrons.
Account balances are written off against the provision when we believe it is probable the receivable will not be recovered. Credit or marker play was 9.8% and 15.8% of table games play at our Macao properties and Marina Bay Sands, respectively, during the year ended December 31, 2022. Our provision for casino credit losses was 61.6% and 72.5% of gross casino receivables as of December 31, 2022 and 2021, respectively. The credit extended to gaming promoters can be offset by the commissions payable to said gaming promoters, which is considered in the establishment of the provision for credit losses. Our provision for credit losses from our hotel and other receivables is not material.
Litigation Accrual
We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions based on all relevant facts and circumstances currently available and include such accruals in other accrued liabilities in the consolidated balance sheets when it is determined such contingencies are both probable and reasonably estimable.
Property and Equipment
As of December 31, 2022, we had net property and equipment of $11.45 billion, representing 52.0% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations, such as contractual life. Future events, such as property expansions, property developments, new competition or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. The estimated useful lives of assets are periodically reviewed and adjusted as necessary on a prospective basis.
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
Our foreign and U.S. tax rate differential reflects the fact that U.S. tax rates are higher than the statutory tax rates in Singapore and Macao of 17% and 12%, respectively. In August 2018, we received an exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance for the period of January 1, 2019 through June 26, 2022. In September 2022, we received an additional extension of this exemption for the period June 27, 2022 through December 31, 2022. Additionally, we entered into an agreement with the Macao government in April 2019, effective through June 26, 2022, providing for payments as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits, namely a payment of 38 million patacas (approximately $5 million at exchange rates in effect on December 31, 2022) for each of the years 2021 and 2020, each payment to be made on or before January 31 of the following year, and a payment of 18 million patacas (approximately $2 million at exchange rates in effect on December 31, 2022) for the period between January 1, 2022 through June 26, 2022, to be paid on or before July 26, 2022. In December 2022, we requested a corporate tax exemption on profits generated by the operation of casino games in Macao for the new Concession period effective from January 1, 2023 through December 31, 2032, or for a period of corporate tax exemption that the Chief Executive of Macao may deem more appropriate. We are evaluating the timing of an application for a new shareholder dividend tax agreement. There is no certainty either of these tax arrangements will be granted.
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
We recorded a valuation allowance on the net deferred tax assets of certain foreign jurisdictions of $475 million and $416 million as of December 31, 2022 and 2021, respectively, and a valuation allowance on certain net deferred tax assets of our U.S. operations of $3.61 billion and $4.62 billion as of December 31, 2022 and 2021, respectively. Management will reassess the realization of deferred tax assets each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent the financial results of these operations improve and it becomes "more-likely-than-not" the deferred tax assets are realizable, we will be able to reduce the valuation allowance in the period such determination is made, as appropriate.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is "more-likely-than-not" the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We recorded unrecognized tax benefits of $136 million as of December 31, 2022 and 2021. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may be different.
Our major tax jurisdictions are the U.S., Macao, and Singapore. We could be subject to examination for tax years beginning in 2018 in Macao and Singapore and tax years 2010 through 2015 and 2019 through 2021 in the U.S.
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
As of December 31, 2022, the estimated fair value of our long-term debt was approximately $15.14 billion, compared to its contractual value of $16.06 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $370 million. A hypothetical 100 basis point change in SOFR, HIBOR and SOR would cause our annual interest cost on our long-term debt to change by approximately $41 million.
Foreign currency transaction losses for the year ended December 31, 2022, were $10 million primarily due to U.S. dollar denominated debt issued by SCL and by Singapore dollar denominated intercompany debt reported in U.S. dollars. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of December 31, 2022, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $42 million and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $57 million (net of the impact from the foreign currency swap agreements). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Las Vegas Sands Corp. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Valuation of Casino Receivables — Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
Accounts receivable as of December 31, 2022 include credit extended to casino patrons and gaming promoters. The Company records a provision for credit losses based on the amount of expected credit losses. The Company applies standard reserve percentages to aged account balances, which are grouped based on shared credit risk characteristics and days past due. The reserve percentages are based on estimated loss rates supported by historical observed default rates over the expected life of the receivable and are adjusted for forward-looking information. The Company also specifically analyzes the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer's financial condition, collection history, and any other known information and adjusts the aforementioned reserve with the results from the individual reserve analysis.
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
•We tested the operating effectiveness of controls over the granting of casino credit, controls over the collection processes, and management’s review controls over the assessment of the collectability of casino receivables, including the information used by management in those controls.
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
February 3, 2023
We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Las Vegas Sands Corp. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2022 of the Company and our report dated February 3, 2023, expressed an unqualified opinion on those financial statements and financial schedule.
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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 3, 2023

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$6,311	$1,854
Restricted cash and cash equivalents	—	16
Accounts receivable, net of provision for credit losses of $217 and $232	267	202
Inventories	28	22
Prepaid expenses and other	138	113
Current assets of discontinued operations held for sale	—	3,303
Total current assets	6,744	5,510
Loan receivable	1,165	—
Property and equipment, net	11,451	11,850
Restricted cash	125	—
Deferred income taxes, net	131	297
Leasehold interests in land, net	2,128	2,166
Intangible assets, net	64	19
Other assets, net	231	217
Total assets	$22,039	$20,059
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$89	$77
Construction payables	189	227
Other accrued liabilities	1,458	1,334
Income taxes payable	135	32
Current maturities of long-term debt	2,031	74
Current liabilities of discontinued operations held for sale	—	821
Total current liabilities	3,902	2,565
Other long-term liabilities	382	352
Deferred income taxes	152	173
Long-term debt	13,947	14,721
Total liabilities	18,383	17,811
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 shares issued, 764 shares outstanding	1	1
Treasury stock, at cost, 69 shares	(4,481)	(4,481)
Capital in excess of par value	6,684	6,646
Accumulated other comprehensive loss	(7)	(22)
Retained earnings (loss)	1,684	(148)
Total Las Vegas Sands Corp. stockholders' equity	3,881	1,996
Noncontrolling interests	(225)	252
Total equity	3,656	2,248
Total liabilities and equity	$22,039	$20,059
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020

	(In millions, except per share data)
Revenues:
Casino	$2,627	$2,892	$2,041
Rooms	469	415	280
Food and beverage	301	199	156
Mall	580	649	381
Convention, retail and other	133	79	82
Net revenues	4,110	4,234	2,940
Operating expenses:
Casino	1,792	2,068	1,585
Rooms	173	164	136
Food and beverage	319	244	236
Mall	73	65	59
Convention, retail and other	103	85	103
Provision for credit losses	15	3	86
General and administrative	936	831	798
Corporate	235	211	168
Pre-opening	13	19	19
Development	143	109	18
Depreciation and amortization	1,036	1,041	997
Amortization of leasehold interests in land	55	56	55
Loss on disposal or impairment of assets	9	27	73
	4,902	4,923	4,333
Operating loss	(792)	(689)	(1,393)
Other income (expense):
Interest income	116	4	21
Interest expense, net of amounts capitalized	(702)	(621)	(523)
Other income (expense)	(9)	(31)	19
Loss on modification or early retirement of debt	—	(137)	—
Loss from continuing operations before income taxes	(1,387)	(1,474)	(1,876)
Income tax (expense) benefit	(154)	5	(24)
Net loss from continuing operations	(1,541)	(1,469)	(1,900)
Discontinued operations:
Income (loss) from operations of discontinued operations, net of tax	46	193	(243)
Gain on disposal of discontinued operations, net of tax	2,861	—	—
Adjustment to gain on disposal of discontinued operations, net of tax	(9)	—	—
Income (loss) from discontinued operations, net of tax	2,898	193	(243)
Net income (loss)	1,357	(1,276)	(2,143)
Net loss attributable to noncontrolling interests from continuing operations	475	315	458
Net income (loss) attributable to Las Vegas Sands Corp.	$1,832	$(961)	$(1,685)
Earnings (loss) per share - basic and diluted:
Loss from continuing operations	$(1.40)	$(1.51)	$(1.89)
Income (loss) from discontinued operations, net of tax	3.80	0.25	(0.32)
Net income (loss) attributable to Las Vegas Sands Corp.	$2.40	$(1.26)	$(2.21)
Weighted average shares outstanding:
Basic and diluted	764	764	764
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Net income (loss)	$1,357	$(1,276)	$(2,143)
Currency translation adjustment	14	(51)	37
Cash flow hedge fair value adjustment	(3)	(4)	—
Total comprehensive income (loss)	1,368	(1,331)	(2,106)
Comprehensive loss attributable to noncontrolling interests	479	319	453
Comprehensive income (loss) attributable to Las Vegas Sands Corp.	$1,847	$(1,012)	$(1,653)
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders' Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Noncontrolling Interests	Total
	(In millions)
Balance at January 1, 2020	$1	$(4,481)	$6,569	$(3)	$3,101	$1,320	$6,507
Net loss	—	—	—	—	(1,685)	(458)	(2,143)
Currency translation adjustment	—	—	—	32	—	5	37
Exercise of stock options	—	—	22	—	—	2	24
Stock-based compensation	—	—	19	—	—	4	23
Other	—	—	1	—	—	—	1
Dividends declared ($0.79 per share) (Note 13)	—	—	—	—	(603)	(308)	(911)
Balance at December 31, 2020	1	(4,481)	6,611	29	813	565	3,538
Net loss	—	—	—	—	(961)	(315)	(1,276)
Currency translation adjustment	—	—	—	(48)	—	(3)	(51)
Cash flow hedge fair value adjustment	—	—	—	(3)	—	(1)	(4)
Exercise of stock options	—	—	15	—	—	4	19
Stock-based compensation	—	—	20	—	—	2	22
Balance at December 31, 2021	1	(4,481)	6,646	(22)	(148)	252	2,248
Net income (loss)	—	—	—	—	1,832	(475)	1,357
Currency translation adjustment	—	—	—	17	—	(3)	14
Cash flow hedge fair value adjustment	—	—	—	(2)	—	(1)	(3)
Stock-based compensation	—	—	39	—	—	2	41
Tax withholding on vesting of equity awards	—	—	(1)	—	—	—	(1)
Balance at December 31, 2022	$1	$(4,481)	$6,684	$(7)	$1,684	$(225)	$3,656
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cash flows from operating activities from continuing operations:
Net loss from continuing operations	$(1,541)	$(1,469)	$(1,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,036	1,041	997
Amortization of leasehold interests in land	55	56	55
Amortization of deferred financing costs and original issue discount	57	52	43
Change in fair value of derivative asset/liability	1	(1)	—
Paid-in-kind interest income	(15)	—	—
Loss on modification or early retirement of debt	—	137	—
Loss on disposal or impairment of assets	7	16	39
Stock-based compensation expense	39	22	22
Provision for credit losses	15	3	86
Foreign exchange (gain) loss	(10)	34	(20)
Deferred income taxes	(2)	(45)	24
Income tax impact related to gain on sale of Las Vegas Operations	(750)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(78)	43	339
Other assets	2	(5)	14
Accounts payable	11	(11)	(42)
Other liabilities	229	(116)	(848)
Net cash used in operating activities from continuing operations	(944)	(243)	(1,191)
Cash flows from investing activities from continuing operations:
Capital expenditures	(651)	(828)	(1,227)
Proceeds from disposal of property and equipment	9	7	1
Acquisition of intangible assets and other	(129)	(11)	—
Proceeds from loan receivable	50	—	—
Net cash used in investing activities from continuing operations	(721)	(832)	(1,226)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	—	19	24
Tax withholding on vesting of equity awards	(1)	—	—
Dividends paid and noncontrolling interest payments	—	—	(911)
Proceeds from long-term debt	1,200	2,702	1,945
Repayments of long-term debt	(66)	(1,867)	(467)
Payments of financing costs	(11)	(38)	(31)
Make-whole premium on early extinguishment of debt	—	(131)	—
Transactions with discontinued operations	5,032	178	(205)
Net cash generated from financing activities from continuing operations	6,154	863	355
Cash flows from discontinued operations:
Net cash generated from (used in) operating activities	149	258	(121)
Net cash generated from (used in) investing activities	4,883	(63)	(103)
Net cash provided (to) by continuing operations and (used in) financing activities	(5,032)	(179)	205
Net cash generated from (used in) discontinued operations	—	16	(19)
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	22	(16)	(24)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	4,511	(212)	(2,105)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	1,925	2,137	4,242
Cash, cash equivalents and restricted cash and cash equivalents at end of year	6,436	1,925	2,137
Less: cash and cash equivalents at end of period for discontinued operations	—	(55)	(39)
Cash, cash equivalents and restricted cash and cash equivalents at end of period for continuing operations	$6,436	$1,870	$2,098

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$614	$591	$419
Cash payments for taxes, net of refunds	$649	$86	$196
Changes in construction payables	$(38)	$(109)	$17
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
COVID-19 Pandemic Update
Macao
While visitation to Macao remains substantially below pre-COVID-19 pandemic levels, the Macao government's policy regarding the management of COVID-19 and general travel restrictions has adjusted in line with changes in policy in mainland China in late December 2022 and early January 2023. Currently, visitors from mainland China, Hong Kong and Taiwan may enter Macao, subject to them holding the appropriate travel documents, without having to present any proof of COVID-19 testing. Arrivals from foreign countries must provide proof of a negative COVID-19 nucleic acid test ("NAT") or antigen test completed within 48 hours prior to arrival. The Company’s operations in Macao will continue to be impacted and subject to changes in the government policies of Macao, mainland China, Hong Kong and other jurisdictions in Asia addressing travel and public health measures associated with COVID-19.
Throughout the year ended December 31, 2022, various outbreaks occurred in the region, particularly in Hong Kong in late January and early February, the Guangdong province in March, Macao in mid-June and Zhuhai in early October, all of which resulted in various travel, border and/or operational restrictions. Specifically, on July 9, 2022, the Macao government ordered casinos and all non-essential businesses to close from July 11 to July 18 in an attempt to control the outbreak in Macao, which was extended through July 22, 2022. On July 20, 2022, the Macao government announced a consolidation period, which started on July 23, 2022 and ended on July 30, 2022, whereby certain business activities were allowed to resume limited operations; however, casino operations resumed, but with a maximum capacity of 50% of casino staff working at any point. Throughout August, these preventative measures were gradually reduced, as well as various restrictions on movement between Macao and Zhuhai were progressively lifted by both the Macao and mainland China governments.
Various travel restrictions, such as border closures, mandatory quarantines and proof of negative COVID-19 testing on arrival in Macao, among others, were in effect at various times during the year ended December 31, 2022, resulting in fluctuations in guest travel and visitation.
The Hong Kong / Macao Express bus service and the ferry services between the Taipa Ferry Terminal and Hong Kong International Airport recommenced on December 24, 2022 and December 30, 2022, respectively. The Company’s ferry operations between Macao and Hong Kong were suspended throughout 2022 and resumed operation on a limited basis on January 8, 2023.
The Company’s Macao gaming operations remained open during most of the year ended December 31, 2022. While guest visitation has begun to recover with the gradual relaxation of travel and quarantine restrictions, the timing and manner in which the Company's casinos, restaurants and shopping malls will operate at full capacity will progressively be assessed against business volumes.
As with prior periods, in support of the Macao government’s initiatives to fight the COVID-19 Pandemic, at various times throughout the year ended December 31, 2022, the Company provided both towers of the Sheraton Grand Macao hotel and also The Parisian Macao hotel to the Macao government to house individuals for quarantine and medical observation purposes.
The Company’s operations in Macao have been significantly impacted by the reduced visitation to Macao. The Macao government announced total visitation from mainland China to Macao decreased approximately 27.5%

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
and 81.7%, during the year ended December 31, 2022, as compared to the same period in 2021 and 2019 (pre-pandemic), respectively. The Macao government also announced gross gaming revenue decreased approximately 51.4% and 85.6%, during the year ended December 31, 2022, as compared to the same period in 2021 and 2019, respectively.
At the Macao properties, all social distancing requirements, including those requiring reduced seating at table games and a decreased number of active slot machines on the casino floor compared to pre-COVID-19 levels, have ceased in early January 2023.
Singapore
In Singapore, the Vaccinated Travel Framework (“VTF”) was launched on April 1, 2022, to facilitate the resumption of travel for all travelers, including short-term visitors. Under the VTF, all fully vaccinated travelers are permitted to enter Singapore, without entry approvals, and starting April 26, 2022, these travelers are no longer required to take a COVID-19 test before departing for Singapore. Non-fully vaccinated travelers need only take a pre-departure test within two days before departure for Singapore and test negative before departing for Singapore. Operations at Marina Bay Sands will continue to be impacted and subject to changes in the government policies of Singapore and other jurisdictions in Asia, if any, addressing travel and public health measures associated with COVID-19.
Visitation to Marina Bay Sands continues to be impacted by the effects of the COVID-19 Pandemic; however, visitation has increased since restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased from approximately 330,000 in 2021 to 6.3 million in 2022, while visitation decreased 67.0% when compared to the same period in 2019.
Summary
The disruptions arising from the COVID-19 Pandemic continued to have a significant adverse impact on the Company’s financial condition and operations during the year ended December 31, 2022. The duration and intensity of this global health situation and related disruptions are uncertain and given the dynamic nature of these circumstances, the potential future impact on the Company’s consolidated results of operations, cash flows and financial condition is uncertain.
While each of the Company’s properties were open with some operating at reduced levels due to lower visitation and required safety measures in place during the year ended December 31, 2022, the current economic and regulatory environment on a global basis and in each of the Company’s jurisdictions continues to evolve. The Company cannot predict the manner in which governments will react as the global and regional impact of the COVID-19 Pandemic changes over time, which could significantly alter the Company’s current operations.
The Company has a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $6.31 billion and access to $1.50 billion, $541 million and $439 million of available borrowing capacity from the LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Revolving Facility, respectively, as of December 31, 2022. The Company believes it is able to support continuing operations, complete the major construction projects that are underway and respond to the current COVID-19 Pandemic challenges. The Company has taken various mitigating measures to manage through the current environment, including a cost reduction program to minimize cash outflow for non-essential items.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Macao Concession
Until December 31, 2022, gaming in Macao was administered by the government through concession agreements awarded to three different concessionaires and three subconcessionaires, of which Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd.) was one. On June 23, 2022, an extension was approved and authorized by the Macao government and executed between VML and Galaxy Casino, S.A., pursuant to which the subconcession was extended from June 26, 2022 to December 31, 2022 (the “Subconcession Amendment”). VML paid the Macao government 47 million patacas (approximately $6 million at exchange rates in effect at the time of the transaction) and provided a bank guarantee on September 20, 2022, of 2.31 billion patacas (approximately $289 million at exchange rates as defined in the bank guarantee contract) to secure the fulfillment of VML's payment obligations towards its employees if VML were unsuccessful in tendering for a new concession contract after its subconcession expired.
On November 26, 2022, the Macao government awarded six concessions to six of the bidders on a temporary basis, of which VML was one, subject to fulfillment of certain conditions, namely providing a bank guarantee of 1.0 billion patacas (approximately $125 million at exchange rates in effect on December 31, 2022) to secure the fulfillment of VML’s legal, contractual and other obligations, including labor obligations. VML complied with all of these conditions by December 9, 2022. On December 16, 2022, the Macao government awarded six concessions on a definitive basis, of which VML was one, and VML entered into a concession contract with the Macao government, effective as of January 1, 2023, and for the duration of ten years (the "Concession"). On December 19, 2022, VML requested the release of all the bank guarantees it provided to the Macao government under its subconcession, and in January 2023 such bank guarantees were released, including the 2.31 billion patacas bank guarantee. Refer to “Note 5 — Restricted Cash and Cash Equivalents” for further information on cash restricted for the bank guarantee.
On December 30, 2022, in accordance with the requirements of the Gaming Law and their obligations under letters of undertakings (the "Undertakings"), each of VML, Venetian Cotai Limited ("VCL"), Venetian Orient Limited ("VOL") and Cotai Strip Lot 2 Apart Hotel (Macau) Limited (“CSL2,” a subsidiary of SCL) entered into deeds of reversion, pursuant to which each of VML, VCL, VOL and CSL2 confirmed and agreed to revert to the Macao government relevant gaming equipment and gaming areas (as identified in the Undertakings) without compensation and free of any liens or charges upon the expiry of the term of the subconcession extension period. On the same day, VML entered into a handover record (the "Handover Record"), pursuant to which the right to operate the same gaming equipment and gaming areas was granted to VML for the duration of the Concession, in return for annual payments of 750 patacas per square meter for the first three years and 2,500 patacas per square meter for the following seven years (approximately $93 and $311, respectively, at exchange rates in effect on December 31, 2022). The annual payment of 750 patacas per square meter will be adjusted with the Macao average price index of the corresponding preceding year for years two and three and the annual payment of 2,500 patacas per square meter will be adjusted with the Macao average price index of the corresponding preceding year for years five through ten.
Operations
The Company is a developer of destination properties ("Integrated Resorts") that feature premium accommodations, world-class gaming, entertainment and retail malls, convention and exhibition facilities, celebrity chef restaurants and other amenities.
Macao
The Company currently owns 69.9% of SCL, which includes the operations of The Venetian Macao Resort Hotel ("The Venetian Macao"), The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Cotai Strip (the "Four Seasons Macao"), Sands Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to the 10-year Concession agreement, which expires in December 2032.
The Venetian Macao anchors the Cotai Strip, the Company's master-planned development of Integrated Resorts on an area of approximately 140 acres in Macao. The Venetian Macao includes a 39-floor luxury hotel with 2,905 suites; approximately 503,000 square feet of gaming space and gaming support area; a 15,000-seat arena; an

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
1,800-seat theater; a mall with retail and dining space of approximately 944,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.
The Londoner Macao (previously Sands Cotai Central), our largest Integrated Resort on the Cotai Strip, is located across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Macao. The Londoner Macao is the result of our renovation, expansion and rebranding of Sands Cotai Central, which included the addition of extensive thematic elements both externally and internally and was completed during 2022. The Londoner Macao presents a range of new attractions and features, including some of London’s most recognizable landmarks, such as the Houses of Parliament and the Elizabeth Tower (commonly known as "Big Ben"), and interactive guest experiences. The Integrated Resort features four hotel towers. The first hotel tower consists of Londoner Court with 368 luxury suites and 400 rooms and suites under the St. Regis brand. The second hotel tower consists of 659 five-star rooms and suites under the Conrad brand and The Londoner Macao Hotel with 594 London-themed suites, including 14 exclusive Suites by David Beckham. The third hotel tower consists of 1,842 rooms and suites under the Sheraton brand. The fourth hotel tower consists of 2,126 rooms and suites under the Sheraton brand. Within The Londoner Macao, the Company also owns and currently operates approximately 400,000 square feet of gaming space and gaming support area, approximately 369,000 square feet of meeting space and approximately 610,000 square feet of retail space, a 6,000-seat arena, as well as entertainment and dining facilities.
The Parisian Macao is an Integrated Resort connected to The Venetian Macao and The Plaza Macao and Four Seasons Macao, which includes approximately 270,000 square feet of gaming space and gaming support area. The Parisian Macao also features 2,541 rooms and suites; approximately 296,000 square feet of retail and dining space; a meeting room complex of approximately 63,000 square feet; and a 1,200-seat theater.
The Plaza Macao and Four Seasons Macao features 360 rooms and suites managed and operated by FS Macau Lda. and is located adjacent and connected to The Venetian Macao. Within the Integrated Resort, the Plaza Casino features approximately 108,000 square feet of gaming space and gaming support area; 19 Paiza mansions; retail space of approximately 249,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. The Grand Suites at Four Seasons opened in October 2020 and features 289 luxury suites.
The Sands Macao, the first Las Vegas-style casino in Macao, offers approximately 176,000 square feet of gaming space and gaming support area and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.
Singapore
The Company owns and operates the Marina Bay Sands in Singapore, which opened with approximately 2,600 rooms and suites located in three 55-story hotel towers. The Company is currently undertaking extensive renovation work with approximately 2,300 rooms and suites resulting upon completion, which is expected to greatly enhance the positioning of the Company's suite product (see "Development Projects" for further information). Marina Bay Sands also features the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 160,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, a theater and a landmark iconic structure at the bay-front promenade that contains an art/science museum. The Company announced an expansion project at Marina Bay Sands, as further described below.
United States
Las Vegas
The Company previously owned and operated The Venetian Resort Las Vegas and the Sands Expo and Convention Center (collectively referred to as the “Las Vegas Operations”). On February 23, 2022, the Company closed on the sale of the Las Vegas Operations. Refer to “Note 3 — Discontinued Operations” for further information.

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
Macao
As part of the Concession entered into by VML and the Macao government, VML has a financial commitment to spend 30.24 billion patacas (approximately $3.77 billion at exchange rates in effect on December 31, 2022) through 2032 on both capital and operating projects, including 27.80 billion patacas (approximately $3.46 billion at exchange rates in effect on December 31, 2022) in non-gaming projects that will also appeal to international visitors. As part of the investment, VML will dedicate resources to several key areas, including:
•A commitment to expand, improve and optimize the scale and quality of its convention centers and related amenities. This includes the proposed development of a new approximately 18,000-square-meter MICE facility in a new podium adjacent to the existing Cotai Expo, expanding the Company’s footprint of inter-connected meeting space and enabling the hosting of additional large-scale international MICE events. In connection with these efforts, the Company will strengthen the planning, organization and international marketing of convention tourism in order to attract global multinational companies to host annual meetings and corporate summits in Macao.
•The redevelopment of the existing Le Jardin (the “Tropical Garden” on the south side of The Londoner Macao) to create a new and unique approximately 50,000-square-meter garden-themed destination. The proposed garden-themed attraction will include an iconic conservatory together with related themed green spaces and amenities. The conservatory is intended to become a Macao landmark of international renown, providing a year-round themed attraction for tourists and residents.
•An expansion of entertainment and sporting events and offerings to grow international tourism, supported in part by a meaningful reinvestment and upgrade of the Cotai Arena. The Company will also develop several new restaurants and introduce innovative international culinary concepts to support Macao’s position as a city of gastronomy. The Company will also launch a luxury yacht experience featuring on-board dining and entertainment including celebrity appearances, as well as water sports.
Singapore
In April 2019, the Company's wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the STB entered into a development agreement (the “Development Agreement”) pursuant to which MBS will construct a development, the MBS Expansion Project, which will include a hotel tower with a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats. The Development Agreement provides for a total project cost of approximately 4.5 billion Singapore dollars ("SGD," approximately $3.3 billion at exchange rates in effect on December 31, 2022). The amount of the total project cost will be finalized as the Company completes design and development and begins construction. In connection with the Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project. In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction). The Company amended its 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Development Agreement. On September 7, 2021, the Company amended the 2012 Singapore Credit Facility, which, among other things, extended the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project to March 31, 2022. On March 29, 2022, the Company entered into a letter agreement with the STB to extend the construction commencement date for the MBS Expansion Project from April 8, 2022 to April 8, 2023. The Company is in the process of reviewing the budget and timing of the MBS expansion based on the impact of the COVID-19 Pandemic and other factors. As a result, the construction cost estimate and construction schedule were not delivered to the lenders by the extended deadline, and the Company will not be permitted to make further draws on the Singapore Delayed Draw Term Facility until these items are delivered. The Company does not anticipate material spend related to the MBS Expansion Project prior to the delivery of these items to lenders.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The Company also began the approximately $1.0 billion renovation of Marina Bay Sands, which is expected to introduce world-class suites in Tower 1 and Tower 2, and substantially upgrade the overall guest experience for premium customers. This project is in addition to the MBS Expansion Project.
Other
The Company continues to evaluate current development projects in each of its markets and pursue new development opportunities globally.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information currently available to the Company and on various other assumptions the Company believes to be reasonable under the circumstances. Actual results could vary from those estimates.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Such investments are carried at cost, which is a reasonable estimate of their fair value. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. Cash is considered restricted when withdrawal or general use is legally restricted. The Company determines current or noncurrent classification based on the expected duration of the restriction. The Company’s restricted cash and cash equivalents includes amounts held in a separate cash deposit account as collateral for a bank guarantee and other amounts contractually reserved for various items. The estimated fair value of the Company's cash equivalents is based on level 1 inputs (quoted market prices in active markets).
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
Loan Receivable
Loan receivables are carried at the outstanding principal amount. A provision for credit loss on loan receivables is established when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company determines this by considering several factors, including the credit risk and current financial condition of the borrower, the borrower’s ability to pay current obligations, historical trends, and economic and market conditions. The Company performs a credit quality assessment on the loan receivable on a quarterly basis and reviews the need for an

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
allowance under Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2016-13. The Company evaluates the extent and impact of any credit deterioration that could affect the performance and the value of the secured property, as well as the financial and operating capability of the borrower. The Company also evaluates and considers the overall economic environment, casino and hospitality industry and geographic sub-market in which the secured property is located.
Interest income is recorded on an accrual basis at the stated interest rate and is recorded in interest income in the accompanying consolidated statements of operations.
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
Capitalized Interest and Internal Costs
Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2022, 2021 and 2020, the Company capitalized $4 million, $15 million and $21 million, respectively, of interest expense.
During the years ended December 31, 2022, 2021 and 2020, the Company capitalized approximately $42 million, $49 million and $37 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property.
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
The outstanding chip liability represents the collective amounts owed to gaming promoters and patrons in exchange for gaming chips in their possession. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. The loyalty program liability represents a deferral of revenue until patron redemption of points earned. The loyalty program points are expected to be redeemed and recognized as revenue within one year of being earned. Due to travel restrictions resulting from the COVID-19 Pandemic, the Company temporarily extended the redemption period of these points for patrons not able or willing to travel to Singapore and for all patrons with points at its properties located in Macao. In December 2022, this redemption period has been reinstated for certain groups of patrons that are able to travel to the properties. The required redemption period is expected to be reinstated for all patrons during 2023. Customer deposits and other deferred revenue represent cash deposits made by customers for future services provided by the Company. With the exception of mall deposits, which typically extend beyond a year based on the terms of the lease, the majority of these customer deposits and other deferred revenue are expected to be recognized as revenue or refunded to the customer within one year of the date the deposit was recorded.
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2022	2021	2022	2021	2022	2021

	(In millions)
Balance at January 1	$74	$197	$61	$62	$618	$633
Balance at December 31	81	74	72	61	614	618
Increase (decrease)	$7	$(123)	$11	$(1)	$(4)	$(15)
____________________
(1)Of this amount, $149 million, $145 million and $152 million as of December 31, 2022 and 2021 and January 1, 2021, respectively, relates to mall deposits that are accounted for based on lease terms usually greater than one year.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Gaming Taxes
The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes, including the goods and services tax in Singapore, are an assessment on the Company's gaming revenue and are recorded as a casino expense in the accompanying consolidated statements of operations. These taxes were $935 million, $1.22 billion and $812 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Advertising Costs
Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs included in the accompanying consolidated statements of operations were $29 million, $31 million and $26 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Weighted average common shares outstanding (used in the calculation of basic earnings (loss) per share)	764	764	764
Potential dilution from stock options and restricted stock and stock units	—	—	—
Weighted average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	764	764	764
Antidilutive stock options excluded from the calculation of diluted earnings (loss) per share	15	9	9

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Stock-Based Employee Compensation
Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized over the employee's requisite service period (generally the vesting period of the equity grant). The Company's stock-based employee compensation plans are more fully discussed in "Note 18 — Stock-Based Employee Compensation."
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
Recent Accounting Pronouncements
The Company’s management has evaluated all of the recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position, results of operations and cash flows.
Note 3 — Discontinued Operations
On February 23, 2022, the Company completed the previously announced sale of the Las Vegas Operations (the "Closing"), to VICI Properties L.P. (“PropCo”) and Pioneer OpCo, LLC (“OpCo”) for an aggregate purchase price of approximately $6.25 billion (the “Las Vegas Sale”). Under the terms of the agreements related to the Las Vegas Sale, OpCo acquired subsidiaries that hold the operating assets and liabilities of the Las Vegas Operations for approximately $1.05 billion in cash, subject to certain post-closing adjustments, and $1.20 billion in seller financing in the form of a six-year term loan credit and security agreement (the “Seller Financing Loan Agreement”) and PropCo acquired subsidiaries that hold the real estate and real estate-related assets of the Las Vegas Operations for approximately $4.0 billion in cash.
Upon the Closing, the Company received approximately $5.05 billion in cash proceeds, before transaction costs and working capital adjustments of $77 million, and recognized a gain on disposal of $3.60 billion, before income tax expense of $750 million, during the year ended December 31, 2022.
As there is no continuing involvement between the Company and the Las Vegas Operations, the Company accounted for the transaction as a sale of a business. The Company concluded the Las Vegas Operations met the criteria for held for sale and discontinued operations beginning in the first quarter of 2021. As a result, the Las Vegas Operations is presented in the accompanying consolidated statements of operations and cash flows as a discontinued operation for all periods presented. The Company reported the operating results and cash flows related to the Las Vegas Operations through February 22, 2022. Current and non-current assets and liabilities of the Las Vegas Operations as of December 31, 2021, are presented in the accompanying consolidated balance sheets as current assets and liabilities held for sale.
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
The Support Payments are payable on a monthly basis following the Closing through the year ending December 31, 2023, based upon the performance of the Las Vegas Operations relative to certain agreed upon target metrics and subject to quarterly and annual adjustments. The target metrics are measured against a benchmark annual EBITDAR (as defined in the Contingent Lease Support Agreement) of the Las Vegas Operations equal to $426 million for the period beginning on the date of the Closing and ending December 31, 2022 and $500 million for the period beginning January 1, 2023 and ending December 31, 2023. The Company’s payment obligations are subject to a cap equal to $213 million for the period beginning on the date of the Closing and ending December 31, 2022 and $250 million for the period beginning January 1, 2023 and ending December 31, 2023. Each monthly Support Payment is subject to a prorated cap based on the annual cap. No Support Payments were made for the period post-Closing through December 31, 2022. On January 31, 2023, the Company received notice from OpCo

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
that the Contingent Lease Support Agreement had terminated pursuant to its terms and that neither party would have any further liability or obligation thereunder.
Seller Financing Loan Agreement
At the Closing, the Company, as lender, OpCo, as borrower, the parent company of OpCo (“Holdings”) and certain subsidiaries of OpCo, as guarantors party thereto (collectively, and with Holdings, the “Guarantors” and, together with OpCo in its capacity as borrower, the “Loan Parties”), entered into the Seller Financing Loan Agreement. Refer to "Note 4 — Loan Receivable" for further information.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table represents summarized income statement information of discontinued operations:

	Year Ended December 31,
	2022(1)	2021	2020

	(In millions)
Revenues:
Casino	$61	$443	$228
Rooms	78	454	218
Food and beverage	43	236	126
Convention, retail and other	46	138	100
Net revenues	228	1,271	672
Resort operations expenses	107	626	490
Provision for credit losses	3	13	12
General and administrative	55	342	294
Corporate	—	—	1
Depreciation and amortization	—	25	163
Loss on disposal or impairment of assets	—	6	7
Operating income (loss)	63	259	(295)
Interest expense	(2)	(13)	(13)
Other income (expense)	(3)	1	3
Income (loss) from operations of discontinued operations	58	247	(305)
Gain on disposal of discontinued operations	3,611	—	—
Adjustment to gain on disposal of discontinued operations(2)	(9)	—	—
Income (loss) from discontinued operations, before income tax	3,660	247	(305)
Income tax (expense) benefit	(762)	(54)	62
Net income (loss) from discontinued operations presented in the statement of operations	$2,898	$193	$(243)

Adjusted Property EBITDA	$63	$290	$(124)
__________________________
(1)    Includes the Las Vegas Operations financial results for the period from January 1, 2022 through February 22, 2022.
(2)    Primarily relates to the finalization of the working capital adjustment pursuant to the terms of the related agreements.
For the 53-day period ended February 22, 2022 and for the year ended December 31, 2021, the Company’s Las Vegas Operations were classified as a discontinued operation held for sale. The Company applied the intraperiod tax allocation rules to allocate the provision for income taxes between continuing operations and discontinued operations using the “with and without” approach. The Company calculated income tax expense from all financial statement components (continuing and discontinued operations), the “with” computation, and compared that to the income tax expense attributable to continuing operations, the “without” computation. The difference between the “with” and “without” computations was allocated to discontinued operations.
The Company’s effective income tax rate from discontinued operations was 20.8% for the year ended December 31, 2022. This compares to a 21.9% effective income tax rate from discontinued operations for the year ended December 31, 2021, which reflects the application of the “with and without” approach consistent with intraperiod tax allocation rules. During the year ended December 31, 2020, the Company’s effective income tax rate from discontinued operations was (20.3)%. The income tax on discontinued operations reflects a 21% corporate income tax rate on the Company’s Las Vegas Operations. The cash income tax expense as if the discontinued operations was a standalone enterprise and a separate taxpayer is $804 million. The Company files a U.S. consolidated income tax return inclusive of the discontinued operations, which allows the income from discontinued operations to utilize net operating loss carryforwards and operating losses from continuing operations, U.S. foreign

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
tax credits and charitable contribution carryforwards. During 2022, the Company made U.S. cash tax payments inclusive of the gain on sale of the Las Vegas Operations totaling $612 million.
Note 4 — Loan Receivable
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
Based on the Company’s assessment of the credit quality of the loan receivable, the Company believes it will collect all contractual amounts due under the loan. Accordingly, no provision for credit losses on the loan receivable was established as of December 31, 2022.
Interest income is recorded on an accrual basis at the stated interest rate and is recorded in interest income in the accompanying consolidated statements of operations. Interest income recognized on the loan was $21 million during the year ended December 31, 2022, and OpCo elected payment-in-kind for a portion of this interest, thereby increasing the principal amount by $15 million.
During November 2022, PropCo paid a principal amount of $50 million towards the Seller Financing Loan Agreement.
Note 5 — Restricted Cash and Cash Equivalents
The Company’s restricted cash and cash equivalents includes amounts held in a separate cash deposit account as collateral for a bank guarantee, as further described below.
On December 7, 2022, as required by the Concession, VML provided a bank guarantee in favor of the Macao government of 1.0 billion patacas (approximately $125 million at exchange rates as defined in the bank guarantee contract) to secure the fulfillment of VML's performance of the statutory and contractual obligations under the Concession Contract. As stipulated in the bank guarantee contract, a minimum amount of 1.0 billion patacas, or $125 million, is required to be held within a cash deposit account as collateral in order to secure the bank guarantee. Any amount in excess of the minimum amount can be withdrawn from the cash deposits. The bank guarantee will remain in effect until 180 days after the end of the term of the Concession or the rescission of the Concession and was classified as noncurrent restricted cash in the accompanying consolidated balance sheets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 6 — Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2022	2021

	(In millions)
Casino	$341	$313
Rooms	34	13
Mall	64	91
Other	45	17
	484	434
Less — provision for credit losses	(217)	(232)
	$267	$202
The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the period:

	2022	2021

	(In millions)
Balance at January 1	$232	$255
Current period provision for credit losses	15	3
Write-offs	(31)	(26)
Recoveries of receivables previously written-off	—	4
Exchange rate impact	1	(4)
Balance at December 31	$217	$232
Note 7 — Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2022	2021

	(In millions)
Land and improvements	$450	$449
Building and improvements	15,494	14,840
Furniture, fixtures, equipment and leasehold improvements	4,155	3,992
Transportation	482	494
Construction in progress	1,123	1,513
	21,704	21,288
Less — accumulated depreciation and amortization	(10,253)	(9,438)
	$11,451	$11,850
With the expiry of VML’s subconcession on December 31, 2022, as described in "Note 1 — Organization and Business of Company," all of the casinos, gaming areas and respective supporting areas located in Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao, with a total area of approximately 136,000 square meters (representing approximately 4.7% of the total property area of these entities) and gaming equipment (collectively referred to as the "Gaming Assets"), reverted to, and are now owned by the Macao government. Effective as of January 1, 2023, the Gaming Assets were temporarily transferred to VML for the duration of the Concession, in return for annual payments for the right to operate the Gaming Assets pursuant to the Handover Record.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The Gaming Assets that reverted to the Macao government on December 31, 2022, and included in the above table, consisted of the following:

December 31,
2022

(In millions)
Building and improvements	$1,264
Furniture, fixtures, equipment and leasehold improvements	419
1,683
Less — accumulated depreciation and amortization	(930)
$753
As the Company will continue to operate the Gaming Assets in the same manner as under the previous subconcession, obtain substantially all of the economic benefits and bear all of the risks arising from the use of these assets, as well as assuming it will be successful in the awarding of a new concession upon expiry of the Concession, the Company will continue to recognize these Gaming Assets as property and equipment over their remaining estimated useful lives.
During the year ended December 31, 2022, the Company recognized a loss on disposal or impairment of assets of $9 million, primarily relating to $4 million in asset disposals related to aircraft parts and $3 million in asset disposals and demolition costs, primarily at The Londoner Macao, The Venetian Macao, Sands Macao, and our Corporate offices. The $27 million and $73 million of losses for the years ended December 31, 2021 and December 31, 2020, respectively, were primarily related to asset disposals and demolition costs related to The Londoner Macao.
Depreciation expense was $1.01 billion, $1.02 billion and $980 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 8 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following:

	December 31,
	2022	2021

	(In millions)
Marina Bay Sands	$1,993	$1,980
The Londoner Macao	293	293
The Venetian Macao	241	241
The Plaza Macao and Four Seasons Macao	106	106
The Parisian Macao	89	89
Sands Macao	36	36
	2,758	2,745
Less — accumulated amortization	(630)	(579)
	$2,128	$2,166
The Company amortizes the leasehold interests in land on a straight-line basis over the expected term of the lease, which includes automatic extensions in Macao as discussed further below. Amortization expense of $55 million, $56 million and $55 million was included in amortization of leasehold interests in land expense for the years ended December 31, 2022, 2021 and 2020, respectively. The estimated future amortization expense over the expected term of the lease is approximately $56 million for each of the five years in the period ending December 31, 2027 and $2.02 billion thereafter at exchange rates in effect on December 31, 2022.
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
Land concessions in Singapore have an initial term of 60 years. The Company has received land concessions from the STB to build on the sites on which Marina Bay Sands and the future MBS Expansion Project are located. The Company does not own these land sites in Singapore; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company was required to prepay the premiums for each parcel.
Note 9 — Intangible Assets, Net
Intangible assets consist of the following:

	December 31,
	2022	2021

	(In millions)
Marina Bay Sands gaming license	$54	$53
Trademarks and other	22	13
	76	66
Less — accumulated amortization	(12)	(47)
Total intangible assets, net	$64	$19
In April 2022, the Company paid SGD 72 million (approximately $53 million at exchange rates in effect at the time of the transaction) to the Singapore Gambling Regulatory Authority (the "GRA") as part of the process to renew its gaming license at Marina Bay Sands. This license is being amortized over its three-year term, which expires in April 2025, and is renewable upon submitting an application, paying the applicable license fee and meeting the requirements as determined by the GRA.
Amortization expense was $17 million, $18 million and $17 million for the years ended December 31, 2022, 2021 and 2020, respectively. The estimated future amortization expense is approximately $18 million for the years ending December 31, 2023 and 2024, and $6 million for the year ending December 31, 2025.
Note 10 — Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31,
	2022	2021

	(In millions)
Customer deposits	$471	$470
Payroll and related	316	253
Accrued interest payable	189	157
Taxes and licenses	134	143
Outstanding chip liability	81	74
Other accruals	267	237
	$1,458	$1,334

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 11 — Derivative Instruments
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
The fair value of the FX Swaps is recorded as an asset in prepaid expenses and other and a liability in other long-term liabilities. The fair value of the FX Swaps was estimated using Level 2 inputs from recently reported market transactions of foreign currency exchange rates. For the Hedging Swap, the changes in fair value of the derivative were recognized as other comprehensive income in the accompanying consolidated balance sheets. Additionally, the foreign currency gains/losses incurred from the remeasurement of the portion of the SCL senior notes being hedged were also recognized in other comprehensive income. For the Non-Hedging Swap the changes in fair value of the derivative were recorded in other income in the accompanying consolidated statements of operations.
In August 2018, the Company entered into interest rate swap agreements (the "IR Swaps"), which qualified and were designated as fair value hedges, swapping fixed-rate for variable-rate interest to hedge changes in the fair value of the 2023, 2025 and 2028 SCL Senior Notes. These IR Swaps had a total notional value of $5.50 billion and expired in August 2020. During the year ended December 31, 2020, the Company recorded $53 million as a reduction to interest expense related to the realized amount associated with the IR Swaps.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 12 — Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2022	2021

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $5 and $8, respectively)	$1,745	$1,742
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $2 and $3, respectively)	498	497
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $7 and $8, respectively)	993	992
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $6 and $7, respectively)	744	743
Macao Related(1):
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $7 and $9, respectively)	1,793	1,791
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $5 and $6, respectively)	795	794
2.300% Senior Notes due 2027 (net of unamortized original issue discount and deferred financing cost of $6 and $7, respectively)	694	693
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $13 and $15, respectively)	1,887	1,885
2.850% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing cost of $6 and $7, respectively)	644	643
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $8 and $9, respectively)	692	691
3.250% Senior Notes due 2031 (net of unamortized original issue discount and deferred financing cost of $5 and $6, respectively)	595	594
2018 SCL Credit Facility — Revolving	1,958	753
Other(2)	22	27
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $33 and $43, respectively)	2,870	2,902
2012 Singapore Delayed Draw Term Facility (net of unamortized deferred financing costs of nil and $1, respectively)	46	45
Other(2)	2	3
	15,978	14,795
Less — current maturities	(2,031)	(74)
Total long-term debt	$13,947	$14,721
____________________
(1)Unamortized deferred financing costs of $60 million and $81 million as of December 31, 2022 and 2021, respectively, related to the Company's revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in other assets, net, and prepaid and other in the accompanying consolidated balance sheets.
(2)Includes finance leases related to Macao of $21 million and $24 million as of December 31, 2022 and 2021, respectively, and related to Singapore of $1 million as of December 31, 2021.

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
LVSC Revolving Facility
On August 9, 2019, LVSC entered into a revolving credit agreement with the arrangers and lenders named therein and The Bank of Nova Scotia, as administrative agent for the lenders (the “LVSC Revolving Credit Agreement”), pursuant to which the lenders provided unsecured, revolving credit commitments to LVSC in an aggregate principal amount of $1.50 billion (the “LVSC Revolving Facility”), which are available until August 9, 2024, and include a $150 million sub-facility for letters of credit. LVSC may utilize the proceeds of the loans for general corporate purposes and working capital requirements of LVSC and its subsidiaries and any other purpose not prohibited by the LVSC Revolving Credit Agreement. As of December 31, 2022, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
The revolving loans bear interest at the Company’s option, at either, an adjusted Eurodollar rate, plus an applicable margin ranging from 1.125% to 1.550% per annum, or at an alternative base rate, plus an applicable margin ranging from 0.125% to 0.550% per annum, in each case, based on LVSC’s corporate family credit rating. As of December 31, 2022, the applicable margin for revolving loans with reference to an adjusted Eurodollar rate is 1.4% per annum and the applicable margin for revolving loans with reference to an alternative base rate is 0.4% per annum. LVSC is also required to pay a quarterly commitment fee on the undrawn portion of the LVSC Revolving Facility, which commitment fee ranges from 0.125% to 0.250% per annum, based on the LVSC’s corporate family credit rating. As of December 31, 2022, the commitment fee is 0.200% per annum.
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
On December 7, 2021, LVSC entered into amendment No. 3 (the “Third Amendment”) with lenders to the LVSC Revolving Credit Agreement. Pursuant to the Third Amendment, the existing LVSC Revolving Credit Agreement was amended to update the terms therein that provide for a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by a replacement benchmark interest rate or mechanism.
On January 30, 2023, LVSC entered into Amendment No. 4 (the “Fourth Amendment”) with lenders to the LVSC Revolving Credit Agreement. Pursuant to the Fourth Amendment, the existing LVSC Revolving Credit Agreement was amended to (a) determine consolidated adjusted EBITDA on a year-to-date annualized basis during the period commencing on the effective date and ending on and including December 31, 2023, as follows: (i) for the fiscal quarter ending March 31, 2023, consolidated adjusted EBITDA for such fiscal quarter multiplied by four, (ii) for the fiscal quarter ending June 30, 2023, consolidated adjusted EBITDA for such fiscal quarter and the immediately preceding fiscal quarter multiplied by two, and (iii) for the fiscal quarter ending September 30, 2023, consolidated adjusted EBITDA for such fiscal quarter and the two immediately preceding fiscal quarters, multiplied by four-thirds; (b) extend the period during which LVSC is required to maintain a specified amount of minimum liquidity as of the last day of each month to December 31, 2023; and (c) extend the period during which LVSC is unable to declare or pay any dividend or other distribution, unless liquidity is greater than $1.0 billion on a pro forma basis after giving effect to such dividend or distribution, to December 31, 2023.
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
On February 16 and June 16, 2022, Standard & Poor’s (“S&P”) and Fitch, respectively, downgraded the credit rating for the Company and SCL to BB+. As a result of the downgrades, the coupon on each series of the outstanding SCL Senior Notes increased by 0.50% per annum, with a 0.25% per annum increase becoming effective on the first interest payment date after February 16, 2022 as it relates to S&P and an additional 0.25% increase per annum after June 16, 2022 as it relates to Fitch. This resulted in an increase of $16 million in interest expense for the year ended December 31, 2022 and $36 million for each year thereafter through 2024, at which time this will decrease as the SCL Senior Notes are repaid based on each of their set maturity dates. The weighted average interest rate for the SCL Senior Notes was 4.6%, 4.7% and 4.8% for the years ended December 31, 2022, 2021 and 2020, respectively.

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
Loans under the 2018 SCL Revolving Facility bear interest calculated by reference to (1) in the case of general revolving loans denominated in United States dollars, Secured Overnight Financing Rate ("SOFR"), (2) in the case of loans denominated in United States dollars drawn under the swing-line loan sub-facility, a United States dollar alternate base rate (determined by reference to, among other things, the United States dollar prime lending rate and the Federal Funds Effective Rate), (3) in the case of general revolving loans denominated in Hong Kong dollars, the Hong Kong Interbank Offered Rate ("HIBOR") or (4) in the case of loans denominated in Hong Kong dollars drawn under the swing-line loan sub-facility, a Hong Kong dollar alternate base rate (determined by reference to, among other things, the Hong Kong dollar prime lending rate), in each case, plus a margin that is determined by reference to the consolidated leverage ratio as defined in the 2018 SCL Credit Facility. The initial margin for general revolving loans is 2.0% per annum and the initial margin for loans drawn under the swing-line loan sub-facility is 1.0% per annum. SCL is also required to pay a commitment fee of 0.60% per annum on the undrawn amounts under the 2018 SCL Revolving Facility.
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
On November 30, 2022, SCL entered into a waiver extension and amendment request letter (the "Fourth Waiver Extension Letter") with respect to certain provisions of the 2018 SCL Credit Facility, pursuant to which lenders have (a) extended to (and including) July 31, 2023, the waiver period for the requirement for SCL to comply with the requirements that SCL ensure (a) the consolidated leverage ratio does not exceed 4.0x and the consolidated interest coverage ratio is not less than 2.5x as at the last day of the financial quarter; (b) extend to (and including) July 31, 2023, the period during which SCL's ability to declare or make any dividend payment or similar distribution is restricted if at such time (x) the Total Commitments (as defined in the 2018 SCL Credit Facility) exceed $2.0 billion by SCL's exercise of the option to increase the Total Commitments by an aggregate amount of up to $1.0 billion; and (y) the consolidated leverage ratio is greater than 4.0x, unless, after giving effect to such payment, the sum of (i) the aggregate amount of cash and cash equivalents of SCL on such date; and (ii) the aggregate amount of the undrawn facility under the 2018 SCL Credit Facility and unused commitments under other credit facilities of SCL is greater than $2.0 billion; and (c) incorporated provisions to address the transition of LIBOR to a term SOFR reference rate. Pursuant to the Fourth Waiver Extension Letter, SCL paid a customary fee to the lenders that consented.
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
During the years ended December 31, 2022 and 2021, SCL drew down $114 million and $71 million, respectively, and HKD 8.50 billion and HKD 5.31 billion, respectively, (approximately $1.09 billion and $681 million at exchange rates in effect on December 31, 2022) under the facility for general corporate purposes. The weighted average interest rate for the 2018 SCL Credit Facility was 4.3% and 2.6% for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, SCL had $541 million of available borrowing capacity under the 2018 SCL Revolving Facility comprised of HKD commitments of HKD 3.82 billion (approximately $490 million at exchange rates in effect on December 31, 2022) and U.S. dollar commitments of $51 million.
Singapore Related Debt
2012 Singapore Credit Facility
In June 2012, MBS entered into a SGD 5.10 billion (approximately $3.80 billion at exchange rates in effect on December 31, 2022) credit agreement (the "2012 Singapore Credit Facility"), providing for a fully funded SGD 4.60 billion (approximately $3.42 billion at exchange rates in effect on December 31, 2022) term loan (the "2012 Singapore Term Facility") and a SGD 500 million (approximately $372 million at exchange rates in effect on December 31, 2022) revolving facility (the "2012 Singapore Revolving Facility") that was available until

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
November 25, 2017, which included a SGD 100 million (approximately $74 million at exchange rates in effect on December 31, 2022) ancillary facility (the "2012 Singapore Ancillary Facility"). Borrowings under the 2012 Singapore Credit Facility were used to repay the outstanding balance under the previous Singapore credit facility.
During August 2014, MBS amended its 2012 Singapore Credit Facility, pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to August 28, 2020, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to February 28, 2020.
During March 2018, MBS amended its 2012 Singapore Credit Facility, which refinanced the facility in an aggregate amount of SGD 4.80 billion (approximately $3.57 billion at exchange rates in effect on December 31, 2022), pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to March 29, 2024, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to September 29, 2023.
On August 30, 2019, MBS amended and restated its 2012 Singapore Credit Facility (the “Third Amendment and Restatement Agreement”). The Third Amendment and Restatement Agreement extended (a) the maturity date of the term loans under the 2012 Singapore Term Facility to August 31, 2026, and (b) the termination date of the revolving credit commitments under the 2012 Singapore Revolving Facility to February 27, 2026, and also increased the principal amount of revolving credit commitments by an additional SGD 250 million (approximately $186 million at exchange rates in effect on December 31, 2022) for a total aggregate principal amount of SGD 750 million (approximately $558 million at exchange rates in effect on December 31, 2022). As of December 31, 2022, MBS had SGD 590 million (approximately $439 million at exchange rates in effect on December 31, 2022) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee in connection with the MBS Expansion Project for SGD 153 million (approximately $114 million at exchange rates in effect on December 31, 2022).
Under the Third Amendment and Restatement Agreement, certain lenders committed to provide a new delayed draw term loan facility (the “Singapore Delayed Draw Term Facility”) in an aggregate principal amount of SGD 3.75 billion (approximately $2.79 billion at exchange rates in effect on December 31, 2022), which will be available to MBS until December 30, 2024, to finance costs associated with the MBS Expansion Project. The loans borrowed under the Singapore Delayed Draw Term Facility will mature on August 31, 2026. During the year ended December 31, 2020, MBS borrowed SGD 62 million (approximately $46 million at exchange rates in effect at the time of the transaction) under the Singapore Delayed Draw Term Facility. As of December 31, 2022, SGD 3.69 billion (approximately $2.74 billion at exchange rates in effect on December 31, 2022) remains available to be drawn under the Singapore Delayed Draw Term Facility once the construction cost estimate and construction schedule for the MBS Expansion Project are delivered to lenders.
The indebtedness under the 2012 Singapore Credit Facility is collateralized by a first-priority security interest in substantially all of MBS's assets, other than capital stock and similar ownership interests, certain furniture, fixtures and equipment and certain other excluded assets.
The term loans under the 2012 Singapore Term Facility are subject to interim quarterly amortization payments, beginning with the fiscal quarter ended December 31, 2019, in an amount equal to (i) until and including the fiscal quarter ending September 30, 2024, 0.5% of the principal amount outstanding on June 30, 2019 (the “Term Facility Restatement Date”), (ii) for the fiscal quarter ending December 31, 2024, 3.0% of the principal amount outstanding on the Term Facility Restatement Date, (iii) for the fiscal quarters ending March 31, 2025 through September 30, 2025, 5.0% of the principal amount outstanding on the Term Facility Restatement Date, and (iv) for the fiscal quarters ending December 31, 2025 through June 30, 2026, 18.0% of the principal amount outstanding on the Term Facility Restatement Date. On the maturity date of August 31, 2026, MBS is required to repay all remaining amounts outstanding on the Singapore Term Facility.
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
On February 9, 2022, MBS entered into the Fourth Amendment and Restatement Agreement (the “Fourth Amendment Agreement”) with DBS Bank Ltd., as agent and security trustee. The Fourth Amendment Agreement amended and restated the 2012 Singapore Credit Facility, to update the terms therein that provide for a transition away from the Swap Offer Rate (“SOR”) as a benchmark interest rate and the replacement of SOR by a replacement benchmark interest rate or mechanism.
Under the Fourth Amendment Agreement, outstanding loans bear interest at the Singapore Overnight Rate Average (“SORA”) with a credit spread adjustment of 0.19% per annum, plus an applicable margin ranging from 1.15% to 1.85% per annum, based on MBS’s consolidated leverage ratio (estimated interest rate set at approximately 4.89% as of December 31, 2022). MBS pays a standby commitment fee of 35% to 40% of the spread per annum on all undrawn amounts under the 2012 Singapore Revolving Facility. The weighted average interest rate for the 2012 Singapore Credit Facility was 3.5%, 2.1% and 2.2% for the years ended December 31, 2022, 2021 and 2020, respectively.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Debt Covenant Compliance
As of December 31, 2022, management believes the Company was in compliance with all debt covenants. The Company amended its credit facilities to, among other things, waive the Company’s requirement to comply with certain financial covenant ratios through December 31, 2022 for LVSC and MBS and July 31, 2023 for SCL, which include a maximum leverage ratio or net debt to trailing twelve-months adjusted earnings before interest, income taxes, depreciation and amortization, calculated in accordance with the respective credit agreement, of 4.0x, 4.0x and 4.5x under the LVSC Revolving Facility, 2018 SCL Credit Facility and 2012 Singapore Credit Facility, respectively. The Company’s compliance with its financial covenants for periods beyond December 31, 2022 for MBS and LVSC and July 31, 2023 for SCL, could be affected by certain factors beyond the Company’s control, such as the impact of the COVID-19 Pandemic, including current travel, quarantine and border restrictions continuing in the future. The Company will pursue additional waivers to meet the required financial covenant ratios for periods beyond the current covenant waiver periods, if deemed necessary.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Proceeds from 2027, 2029 and 2031 SCL Senior Notes	$—	$1,946	$—
Proceeds from 2026 and 2030 SCL Senior Notes	—	—	1,496
Proceeds from 2018 SCL Credit Facility	1,200	756	403
Proceeds from 2012 Singapore Credit Facility - Delayed Draw Term	—	—	46
	$1,200	$2,702	$1,945

Repayments on 2023 SCL Senior Notes	$—	$(1,800)	$—
Repayments on 2018 SCL Credit Facility	—	—	(404)
Repayments on 2012 Singapore Credit Facility	(60)	(62)	(60)
Repayments on Other Long-Term Debt	(6)	(5)	(3)
	$(66)	$(1,867)	$(467)
Scheduled Maturities of Long-Term Debt
Maturities of long-term debt outstanding (excluding finance leases) as of December 31, 2022, are summarized as follows:

Long-term Debt
(In millions)
2023	$2,022
2024	1,891
2025	3,340
2026	3,507
2027	700
Thereafter	4,600
Total	$16,060
Note 13 — Equity
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
Common Stock
Dividends
In April 2020, the Company suspended the quarterly dividend program due to the impact of the COVID-19 Pandemic. The Company will assess the resumption of the dividend program at a time deemed appropriate after taking into account all facts and circumstances.
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
Share Repurchases
In June 2018, the Company's Board of Directors authorized the repurchase of $2.50 billion of its outstanding common stock, which was to expire in November 2020. In October 2020, the Company's Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022, and in October 2022, the Company’s Board of Directors authorized the further extension of the expiration date of the remaining repurchase amount of $916 million to November 2024. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions. During the years ended December 31, 2022, 2021 and 2020, no shares of its common stock were repurchased. All share repurchases of the Company's common stock have been recorded as treasury stock.
Rollforward of Shares of Common Stock
A summary of the outstanding shares of common stock is as follows:

Balance as of January 1, 2020	763,484,915
Exercise of stock options	342,700
Issuance of restricted stock	17,512
Forfeiture of unvested restricted stock	(2,189)
Balance as of December 31, 2020	763,842,938
Exercise of stock options	121,710
Issuance of restricted stock	25,104
Balance as of December 31, 2021	763,989,752
Issuance of restricted stock	46,448
Vesting of restricted stock units	211,083
Balance as of December 31, 2022	764,247,283
Noncontrolling Interests
SCL
Subsequent to the February 21, 2020 dividend payment, as mentioned below, SCL suspended its dividend payments as a result of the COVID-19 Pandemic. SCL will assess the resumption of the dividend program at a time deemed appropriate after taking into account all facts and circumstances.
On February 21, 2020, SCL paid a dividend of HKD 0.99 to SCL stockholders (a total of $1.03 billion, of which the Company retained $717 million during the year ended December 31, 2020).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 14 — Income Taxes
Consolidated loss before taxes and noncontrolling interests for domestic and foreign operations is as follows:

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Foreign	$(1,090)	$(1,091)	$(1,614)
Domestic	(297)	(383)	(262)
Total loss before income taxes from continuing operations	$(1,387)	$(1,474)	$(1,876)
The components of the income tax expense (benefit) from continuing operations are as follows:

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Foreign:
Current	$136	$32	$7
Deferred	(21)	(12)	3
Federal:
Current	20	8	(5)
Deferred	19	(33)	21
State:
Current	—	—	(2)
Total income tax expense (benefit)	$154	$(5)	$24
The reconciliation of the statutory federal income tax rate and the Company's effective tax rate for continuing operations is as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory federal income tax rate	(21.0)%	(21.0)%	(21.0)%
Increase (decrease) in tax rate resulting from:
Change in valuation allowance	15.8%	13.1%	11.4%
Foreign and U.S. tax rate differential	9.0%	6.7%	7.8%
Tax exempt loss of foreign subsidiary	4.5%	0.6%	2.4%
Other, net	2.8%	0.3%	0.7%
Effective tax rate	11.1%	(0.3)%	1.3%
The Company enjoys an income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company benefited from this tax exemption through December 31, 2022. The VML gaming losses incurred during 2022, 2021 and 2020 did not generate a tax benefit because they are not subject to tax. In April 2019, the Company entered into a renewed agreement with the Macao government, effective through June 26, 2022, providing for payments as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits; namely an annual payment of 38 million patacas (approximately $5 million at exchange rates in effect on December 31, 2022) for each of the years 2021 and 2020, each payment to be made on or before January 31 of the following year, and a payment of 18 million patacas (approximately $2 million at exchange rates in effect on December 31, 2022) for the period between January 1, 2022 through June 26, 2022, to be paid on or before July 26, 2022. In September 2013, the Company and the Internal Revenue Service entered into a Pre-Filing Agreement providing the Macao special gaming tax (35% of gross gaming revenue) qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. foreign tax credit.
The Company's foreign and U.S. tax rate differential reflects the fact that the U.S. tax rate of 21% is higher than the statutory tax rates in Singapore and Macao of 17% and 12%, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The primary tax affected components of the Company's net deferred tax assets (liabilities) are as follows:

	December 31,
	2022	2021

	(In millions)
Deferred tax assets:
U.S. foreign tax credit carryforwards	$3,720	$4,815
Net operating loss carryforwards	481	539
Stock-based compensation	17	16
Accrued expenses	9	21
Provision for credit losses	1	14
Interest expense carryforward	—	18
Deferred gain on mall sale transactions	—	11
Pre-opening expenses	—	6
Other	14	2
	4,242	5,442
Less — valuation allowances	(4,083)	(5,034)
Total deferred tax assets	159	408
Deferred tax liabilities:
Property and equipment	(174)	(273)
Prepaid expenses	(2)	(5)
Other	(4)	(6)
Total deferred tax liabilities	(180)	(284)
Deferred tax assets (liabilities), net	$(21)	$124
The Company's U.S. foreign tax credit carryforwards were $3.76 billion and $4.87 billion as of December 31, 2022 and 2021, respectively, which expire beginning in 2023 and 2022, respectively. There was a valuation allowance of $3.61 billion and $4.62 billion as of December 31, 2022 and 2021, respectively, provided on certain net U.S. deferred tax assets, as the Company believes these assets do not meet the "more-likely-than-not" criteria for recognition. The Company’s U.S. net operating loss carryforward was $563 million as of December 31, 2021. The Company's U.S. interest expense carryforward was $87 million as of December 31, 2021. The U.S. net operating loss carryforward and the interest expense carryforward were fully utilized during 2022 due to the sale of the Company's Las Vegas Operations. Net operating loss carryforwards for the Company's foreign subsidiaries were $3.96 billion and $3.46 billion as of December 31, 2022 and 2021, respectively, which expire beginning in 2023 and 2022, respectively. There are valuation allowances of $475 million and $416 million as of December 31, 2022 and 2021, respectively, provided on the net deferred tax assets of certain foreign jurisdictions, as the Company believes these assets do not meet the "more-likely-than-not" criteria for recognition.
Undistributed earnings of subsidiaries are accounted for as a temporary difference, except deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries deemed to be indefinitely reinvested in foreign jurisdictions. The Company does not consider current year's tax earnings and profits of its foreign subsidiaries to be indefinitely reinvested. Beginning with the year ended December 31, 2015, the Company's major foreign subsidiaries distributed, and may continue to distribute, earnings in excess of their current year's tax earnings and profits in order to meet the Company's liquidity needs. As of December 31, 2022, the amount of earnings and profits of foreign subsidiaries the Company does not intend to repatriate was $910 million. The Company does not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows:

	December 31,
	2022	2021	2020

	(In millions)
Balance at the beginning of the year	$136	$131	$134
Additions to tax positions related to prior years	—	—	—
Reductions to tax positions related to prior years	(15)	(4)	(14)
Additions to tax positions related to current year	15	9	11
Balance at the end of the year	$136	$136	$131
As of December 31, 2022, 2021 and 2020, unrecognized tax benefits of $36 million, $57 million and $60 million, respectively, were recorded as reductions to the U.S. foreign tax credit deferred tax asset. As of December 31, 2022, 2021 and 2020, unrecognized tax benefits of $100 million, $79 million and $71 million, respectively, were recorded in other long-term liabilities.
Included in the unrecognized tax benefit balance as of December 31, 2022, 2021 and 2020, are $122 million, $126 million and $123 million, respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.
The Company's major tax jurisdictions are the U.S., Macao and Singapore. The Company could be subject to examination for tax years beginning in 2018 in Macao and Singapore and tax years 2010 through 2015 and 2019 through 2021 in the U.S. The Company believes it has adequately reserved and provided for its uncertain tax positions; however, there is no assurance the taxing authorities will not propose adjustments that are different from the Company's expected outcome and it could impact the provision for income taxes.
The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. Interest and penalties of $13 million, $10 million and $7 million were accrued as of December 31, 2022, 2021 and 2020, respectively. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.
The Inflation Reduction Act of 2022 (“IRA”) was signed into law on August 16, 2022. The IRA contains numerous provisions including a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-year period effective in tax years beginning after December 31, 2022. Applicable corporations would be allowed to claim a credit for the corporate minimum tax paid against regular tax in future years. The IRA also includes a 1% excise tax on corporate stock repurchases beginning January 1, 2023. The CAMT could impact our future cash flows and results of operations. The Internal Revenue Service has been granted broad authority to issue regulations or other guidance that could clarify how these taxes will be applied. The Company will continue to evaluate the impact of the IRA as additional information becomes available.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 15 — Fair Value Disclosures
As of December 31, 2022 and 2021, the amounts of the Company's assets and liabilities that were accounted for at fair value were immaterial.
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company as of December 31, 2022 and 2021, using available market information. Determining fair value is judgmental in nature and requires market assumptions and/or estimation methodologies. The table excludes cash and cash equivalents, restricted cash and cash equivalents, accounts receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	December 31, 2022
		Hierarchy Level
	Carrying Amount	Level 2
	(in millions)
Assets:
Loan Receivable(1)	$1,165	$1,078
Liabilities:
Long-term debt(2)	$16,060	$15,140

	December 31, 2021
		Hierarchy Level
	Carrying Amount	Level 2
	(in millions)
Liabilities:
Long-term debt(2)	$14,900	$15,060
____________________
(1)The fair value is estimated based on level 2 inputs and reflects the increase in market interest rates since finalizing the terms of the loan receivable at a fixed interest rate on March 2, 2021.
(2)The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).
Note 16 — Leases
Lessee
The Company has operating and finance leases for various real estate (including the Macao and Singapore leasehold interests in land) and equipment. Certain of these lease agreements include rental payments adjusted periodically for inflation and rental payments based on usage. The Company’s leases include options to extend the lease term by one month to 10 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Leases recorded on the balance sheet consist of the following (excluding the Macao and Singapore leasehold interests in land assets; see "Note 8 — Leasehold Interests in Land, Net"):

		December 31,
Leases	Classification on the Balance Sheet	2022	2021

		(In millions)
Assets
Operating lease ROU assets	Other assets, net	$23	$24
Finance lease ROU assets	Property and equipment, net(1)	$10	$16
Liabilities
Current
Operating	Other accrued liabilities	$13	$14
Finance	Current maturities of long-term debt	$8	$10
Noncurrent
Operating	Other long-term liabilities	$157	$154
Finance	Long-term debt	$13	$15
____________________
(1)Finance lease ROU assets are recorded net of accumulated depreciation of $26 million and $21 million as of December 31, 2022 and 2021, respectively.
Other information related to lease term and discount rate is as follows:

	December 31,
	2022	2021

Weighted Average Remaining Lease Term
Operating leases	32.0 years	32.8 years
Finance leases	2.5 years	2.9 years
Weighted Average Discount Rate
Operating leases	4.9%	4.9%
Finance leases	4.9%	2.6%
The components of lease expense are as follows:

	December 31,
	2022	2021	2020

	(In millions)
Operating lease cost:
Amortization of leasehold interests in land	$55	$56	$55
Operating lease cost	21	14	12
Short-term lease cost	4	1	1
Variable lease cost	2	2	2
Finance lease cost:
Amortization of ROU assets	5	8	9
Interest on lease liabilities	1	1	1
Total lease cost	$88	$82	$80

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
As of December 31, 2022, the Company has short-term lease commitments of $38 million.
Supplemental cash flow information related to leases is as follows:

	December 31,
	2022	2021	2020

	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14	$16	$19
Financing cash flows for finance leases	$4	$5	$3
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$8	$10	$10
Finance leases	$1	$9	$22
Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases

	(In millions)
Year ending December 31,
2023	$14	$9
2024	11	9
2025	8	3
2026	7	1
2027	7	—
Thereafter	304	—
Total future minimum lease payments	351	22
Less — amount representing interest	(181)	(1)
Present value of future minimum lease payments	170	21
Less — current lease obligations	(13)	(8)
Long-term lease obligations	$157	$13
Lessor
The Company leases space at several of its Integrated Resorts to various third parties as part of its mall operations that are recorded within mall revenues, as well as restaurant and retail space that are recorded within convention, retail and other revenues. These leases are non-cancelable operating leases with remaining lease periods that vary from one month to 20 years. The leases include minimum base rents with escalated contingent rent clauses.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Lease revenue consists of the following:

	Year Ended December 31,
	2022		2021		2020
	Mall	Other	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$484	$1	$505	$1	$523	$1
Overage rents	78	—	115	—	39	—
Rent concessions(1)	(70)	—	(65)	—	(272)	—
Other(2)	—	—	6	—	—	—
Total overage rents and rent concessions	8	—	56	—	(233)	—
	$492	$1	$561	$1	$290	$1
___________________
(1)Rent concessions were provided to tenants during the years ended December 31, 2022, 2021 and 2020 as a result of the COVID-19 Pandemic and the impact on mall and other operations.
(2)Amount related to a grant provided by the Singapore government to lessors to support small and medium enterprises impacted by the COVID-19 Pandemic in connection with their rent obligations.
Future minimum rentals (excluding the escalated contingent rent clauses) on non-cancelable leases are as follows:

	Mall	Other

	(In millions)
Year ending December 31,
2023	$442	$1
2024	386	1
2025	289	—
2026	225	—
2027	188	—
Thereafter	340	—
Total minimum future rentals	$1,870	$2
The cost and accumulated depreciation of property and equipment the Company is leasing to third parties is as follows:

	December 31,
	2022	2021

	(In millions)
Property and equipment, at cost	$1,554	$1,536
Accumulated depreciation	(711)	(639)
Property and equipment, net	$843	$897
Note 17 — Commitments and Contingencies
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
On January 19, 2012, AAEC filed another claim (the “Macao Action”) with the Macao Judicial Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim was for 3.0 billion patacas (approximately $374 million at exchange rates in effect on December 31, 2022). The Macao Action alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao Action with the Macao Judicial Court and amended the defense on January 4, 2013.
On March 24, 2014, the Macao Judicial Court issued a decision holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings. On May 8, 2014, AAEC lodged an appeal against that decision and the appeal is currently pending.
On June 5, 2015, the U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata based on the dismissal of the Prior Action. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged by U.S. Defendants on April 7, 2016, and is currently pending. Evidence gathering by the Macao Judicial Court commenced by letters rogatory, which was completed on March 14, 2019, and the trial of this matter was originally scheduled for September 2019.
On July 15, 2019, AAEC submitted a request to the Macao Judicial Court to increase the amount of its claim to 96.45 billion patacas (approximately $12.01 billion at exchange rates in effect on December 31, 2022), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022. On September 4, 2019, the Macao Judicial Court allowed AAEC’s request to increase the amount of its claim. On September 17, 2019, the U.S. Defendants appealed the decision granting AAEC’s request and that appeal is currently pending.
On June 18, 2020, the U.S. Defendants moved to reschedule the trial, which had been scheduled to begin on September 16, 2020, due to travel disruptions and other extraordinary circumstances resulting from the ongoing COVID-19 Pandemic. The Macao Judicial Court granted that motion and rescheduled the trial to begin on June 16, 2021. On April 16, 2021, the U.S. Defendants again moved to reschedule the trial because of the ongoing COVID-19 Pandemic. The Macao Judicial Court denied the U.S. Defendants’ motion on May 28, 2021. The U.S. Defendants appealed that ruling on June 16, 2021, and that appeal is currently pending.
The trial began as scheduled on June 16, 2021. By order dated June 17, 2021, the Macao Judicial Court scheduled additional trial dates in late 2021 to hear witnesses who were subject to COVID-19 travel restrictions that prevented or severely limited their ability to enter Macao. That order also provided a procedure for the parties to request written testimony from witnesses who were not able to travel to Macao. The U.S. Defendants appealed certain aspects of the Macao Judicial Court’s June 17, 2021 order, and that appeal is currently pending.
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on December 31, 2022) based on Plaintiff’s July 15, 2019 amendment. By motion dated July 20, 2021, the U.S. Defendants moved for an order withdrawing that invoice. The Macao Judicial Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021, and that appeal is currently pending. By order dated September 29, 2021, the Macao Judicial Court ordered that the invoice for supplemental court fees be stayed pending resolution of that appeal.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The Macao Judicial Court heard additional testimony in late 2021. Certain witnesses who were not able to enter Macao due to ongoing COVID-19 travel restrictions presented testimony in writing.
From December 17, 2021 to January 19, 2022, Plaintiff submitted additional documents to the court file and disclosed written reports from two purported experts, who calculated Plaintiff’s damages at 57.88 billion patacas and 62.29 billion patacas (approximately $7.21 billion and $7.76 billion, respectively, at exchange rates in effect on December 31, 2022).
The parties presented factual and rebuttal summations in January 2022. The Macao Judicial Court announced its proposed findings on disputed facts at a February 15, 2022 hearing. The parties filed post-trial briefs on points of law in March 2022. On April 28, 2022, the Macao Judicial Court entered a judgment for the U.S. Defendants. The Macao Judicial Court also held that Plaintiff litigated certain aspects of its case in bad faith.
Plaintiff filed a notice of appeal from the Macao Judicial Court’s judgment on May 13, 2022. That appeal is fully briefed and remains pending with the Macao Second Instance Court.
On September 19, 2022, the U.S. Defendants were notified of an invoice for appeal court fees totaling 48 million patacas (approximately $6 million at exchange rates in effect on December 31, 2022). By motion dated September 29, 2022, the U.S. Defendants moved the Macao Judicial Court for an order withdrawing that invoice. The Macao Judicial Court denied that motion by order dated October 24, 2022. The U.S. Defendants appealed that order on November 10, 2022, and that appeal remains pending. By order dated November 15, 2022, the Macao Judicial Court ordered that the invoice for appeal court fees be stayed pending resolution of that appeal.
Management has determined that, based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
The Daniels Family 2001 Revocable Trust v. LVSC, et al.
On October 22, 2020, The Daniels Family 2001 Revocable Trust, a putative purchaser of the Company’s shares, filed a purported class action complaint in the U.S. District Court against LVSC, Sheldon G. Adelson and Patrick Dumont. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and alleges that LVSC made materially false or misleading statements, or failed to disclose material facts, from February 27, 2016 through September 15, 2020, with respect to its operations at Marina Bay Sands, its compliance with Singapore laws and regulations, and its disclosure controls and procedures. On January 5, 2021, the U.S. District Court entered an order appointing Carl S. Ciaccio and Donald M. DeSalvo as lead plaintiffs (“Lead Plaintiffs”). On March 8, 2021, Lead Plaintiffs filed a purported class action amended complaint against LVSC, Sheldon G. Adelson, Patrick Dumont, and Robert G. Goldstein, alleging similar violations of Sections 10(b) and 20(a) of the Exchange Act over the same time period of February 27, 2016 through September 15, 2020. On March 22, 2021, the U.S. District Court granted Lead Plaintiffs’ motion to substitute Dr. Miriam Adelson, in her capacity as the Special Administrator for the estate of Sheldon G. Adelson, for Sheldon G. Adelson as a defendant in this action. On May 7, 2021, the defendants filed a motion to dismiss the amended complaint. Lead Plaintiffs filed an opposition to the motion to dismiss on July 6, 2021, and the defendants filed their reply on August 5, 2021. On March 28, 2022, the U.S. District Court entered an order dismissing the amended complaint in its entirety. The U.S. District Court dismissed certain claims with prejudice but granted Lead Plaintiffs leave to amend the complaint with respect to the other claims by April 18, 2022. On April 8, 2022, Lead Plaintiffs filed a Motion for Reconsideration and to Extend Time to File the Amended Complaint, requesting the U.S. District Court to reconsider certain aspects of its March 28, 2022 order and to extend the deadline for Lead Plaintiffs to file an amended complaint. The defendants filed an opposition to the motion on April 22, 2022. On April 18, 2022, Lead Plaintiffs filed a second amended complaint. On May 18, 2022, the defendants filed a motion to dismiss the second amended complaint. Lead Plaintiffs filed an opposition to the motion to dismiss on June 17, 2022, and the defendants filed their reply on July 8, 2022. This action is in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

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
Commitments
Macao Concession
Annual Premium
Under the Macao Concession, the Company is obligated to pay to the Macao government an annual gaming premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2022). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,360, $18,680 and $125, respectively, at exchange rates in effect on December 31, 2022), subject to a minimum of 76 million patacas (approximately $9 million at exchange rates in effect on December 31, 2022). Based on the gaming tables and gaming machines (which is at the maximum number of tables and machines currently allowed by the Macao government) in operation as of January 1, 2023, the annual premium payable to the Macao government is approximately $41 million during each of the next five years ending December 31, 2027, and approximately $203 million in aggregate thereafter through the termination of the Concession in December 2032.
The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. Under the Concession, the Company must also contribute 5% of its gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. Additionally, under the Concession, the Company is also obligated to pay a special annual gaming premium if the average of the gross gaming revenues of the Company's gaming tables and electrical or mechanical gaming machines, including slot machines, is lower than a certain minimum amount determined by the Macao government; such special premium being the difference between the gaming tax based on the actual gross gaming revenues and that of the specified minimum amount; this minimum amount has been set by the Macao government at 7 million patacas per gaming table and 300,000 patacas per gaming machine (approximately $1 million and $37,360, respectively, at exchange rates in effect on December 31, 2022), for an annual total of 4.50 billion patacas (approximately $561 million at exchange rates in effect on December 31, 2022) based on the maximum number of gaming tables and gaming machines the Company is currently authorized to operate.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Handover Record
Pursuant to the Handover Record, the Company is required to make annual payments of 750 patacas per square meter for the first three years and 2,500 patacas per square meter for the following seven years (approximately $93 and $311, respectively, at exchange rates in effect on December 31, 2022). The annual payment of 750 patacas per square meter will be adjusted with the Macao average price index of the corresponding preceding year for years two and three and the annual payment of 2,500 patacas per square meter will be adjusted with the Macao average price index of the corresponding preceding year for years five through ten. The annual fee for the first three years is approximately $13 million and $42 million for the next seven years, subject to the Macao average price index adjustment mentioned above.
Committed Investment
Under the Concession, the Company is obligated to develop certain gaming and non-gaming investment projects by December 2032 in connection with, among others, attraction of international visitors, conventions and exhibitions, entertainment shows, sporting events, culture and art, health and wellness and themed attractions, as well as support Macao's position as a city of gastronomy and increase community and maritime tourism, and we are required to invest, or cause to be invested, at least 30.24 billion patacas (approximately $3.77 billion at exchange rates in effect on December 31, 2022), including 27.80 billion patacas (approximately $3.46 billion at exchange rates in effect on December 31, 2022) on non-gaming projects. The Company will be required to increase its investment in non-gaming projects by up to 20% in the following year if Macao’s annual market gross gaming revenue achieves or exceeds 180 billion patacas (approximately $22.42 billion at exchange rates in effect on December 31, 2022). The 20% increase is subject to a deduction of 4% per year if the revenue trigger occurs on or after the sixth year of the term of the Concession (2028). The additional investment is estimated to be approximately $700 million.
Non-Cancelable Contractual Obligations
The Company's non-cancelable contractual obligations (excluding operating leases and the Macao annual gaming premium mentioned above) is $364 million as of December 31, 2022. The amount excludes open purchase orders with the Company's suppliers that have not yet been received as these agreements generally allow the Company the option to cancel, reschedule and adjust terms based on the Company's business needs prior to the delivery of goods or performance of services. These obligations consist primarily of certain hotel management and service agreements. Some of the Company's hotel properties operate pursuant to management agreements with various experienced third-party hotel operators (management companies), whereby the management company controls the day-to-day operations of each of these hotels, and the Company is granted limited approval rights with respect to certain of the management company’s actions. The non-cancelable period of the Company's management agreements ranges from 14 to 40 years with various extension provisions and some with early termination options. Each management company receives a base management fee, generally a percentage of revenue as defined. There are also monthly fees for certain support services and some also include incentive fees based on attaining certain financial thresholds.
Note 18 — Stock-Based Employee Compensation
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
Las Vegas Sands Corp. 2004 Equity Award Plan
The 2004 Plan gives the Company a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company's subsidiaries' or affiliates' employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan provided for an aggregate of 26,344,000 shares of the Company's common stock to be available for awards. The 2004 Plan originally had a term of ten years, but in June 2014, the Company's Board of Directors approved an amendment to the 2004 Plan, extending the term to December 2019. In May 2019, the Board of Directors and stockholders approved the adoption of the Las Vegas Sands Corp. Amended and Restated 2004 Equity Award Plan (the “Amended 2004 Plan”), which

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
extended the term of the Amended 2004 Plan through December 2024 and increased the number of shares of common stock available for grants by 10,000,000 shares. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2022, there were 2,385,512 shares available for grant under the Amended 2004 Plan.
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
The SCL 2009 Equity Plan provided for an aggregate of 804,786,508 shares of SCL's common stock to be available for awards. The SCL 2009 Equity Plan had a term of ten years, which expired on November 30, 2019, and no further awards may be granted after the expiration of the term. All existing awards previously granted under the SCL 2009 Equity Plan, but which are unexercised or unvested, will remain valid and (where applicable) exercisable in accordance with their terms of grant despite the expiration of the SCL 2009 Equity Plan. SCL's remuneration committee may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. Effective December 1, 2019, the SCL 2019 Equity Plan was approved by shareholders, with materially the same terms of the SCL 2009 Equity Plan. As of December 31, 2022, there were 805,319,139 shares available for grant under the SCL 2019 Equity Plan.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Stock-Based Employee Compensation Activity
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2022	2021	2020

LVSC Amended 2004 Plan:
Weighted average volatility	26.0%	25.1%	23.8%
Expected term (in years)	6.3	5.5	5.5
Risk-free rate	2.1%	0.9%	1.3%
Expected dividend yield	—%	—%	4.6%
SCL Equity Award Plan:
Weighted average volatility	43.7%	—%	—%
Expected term (in years)	7.2	—	—
Risk-free rate	2.7%	—%	—%
Expected dividend yield	—%	—%	—%
A summary of the stock option activity for the Company's equity award plans for the year ended December 31, 2022, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)

LVSC Amended 2004 Plan:
Outstanding as of January 1, 2022	13,264,517	$49.35
Granted	1,730,000	41.61
Forfeited or expired	(455,743)	60.19
Outstanding as of December 31, 2022	14,538,774	$48.09	6.45	$74
Exercisable as of December 31, 2022	8,058,372	$53.65	5.03	$21
SCL Equity Award Plan:
Outstanding as of January 1, 2022	48,180,300	$5.01
Granted	3,300,000	2.28
Forfeited or expired	(3,079,400)	4.69
Outstanding as of December 31, 2022	48,400,900	$4.84	4.95	$3
Exercisable as of December 31, 2022	41,687,600	$5.02	4.47	$—

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
A summary of the unvested restricted stock and restricted stock units under the Company's equity award plans for the year ended December 31, 2022, is presented below:

	Shares		Weighted Average Grant Date Fair Value

LVSC Amended 2004 Plan:
Unvested Restricted Stock
Balance as of January 1, 2022	25,104		$55.76
Granted	46,448		30.14
Vested	(30,910)		50.59
Balance as of December 31, 2022	40,642		$30.14
Unvested Restricted Stock Units
Balance as of January 1, 2022	771,150		$48.75
Granted	123,497		42.55
Vested	(242,942)	41.42	48.75
Forfeited	(76,443)		44.48
Balance as of December 31, 2022	575,262		$47.99
SCL Equity Plan:
Unvested Restricted Stock Units
Balance as of January 1, 2022	15,321,544		$3.40
Granted	9,393,200		2.32
Vested	(2,587,860)		4.67
Forfeited	(969,320)		3.00
Balance as of December 31, 2022	21,157,564		$2.79
The grant date fair value of SCL's restricted stock unit awards is the share price of SCL's ordinary shares at the respective grant date. The fair value of these awards is remeasured each reporting period until the vesting dates. Upon settlement, SCL will pay the grantees an amount in cash calculated based on the closing price of SCL's shares on the vesting date or higher of (i) the closing price of SCL's shares on the vesting date, and (ii) the average closing price of SCL's shares for the five trading days immediately preceding the vesting date. The accrued liability associated with these cash-settled restricted stock units was $34 million and $8 million as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, under the Amended 2004 Plan there was $48 million and $21 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock and stock units, respectively. The stock option and restricted stock and stock unit costs are expected to be recognized over a weighted average period of 2.7 years, and 1.5 years, respectively.
As of December 31, 2022, under the SCL Equity Plan there was $4 million and $37 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock units, respectively. The stock option and restricted stock unit costs are expected to be recognized over a weighted average period of 3.3 years and 2.1 years, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The stock-based compensation activity for the Amended 2004 Plan and SCL Equity Plan is as follows for the three years ended December 31, 2022:

	Year Ended December 31,
	2022	2021	2020

	(Dollars in millions, except weighted average grant date fair values)
Compensation expense:
Stock options	$24	$14	$20
Restricted stock and stock units	46	13	7
	$70	$27	$27
Income tax benefit recognized in the consolidated statements of operations	$2	$1	$2
Compensation cost capitalized as part of property and equipment	$2	$1	$1

LVSC Amended 2004 Plan:
Stock options granted	1,730,000	4,513,468	875,474
Weighted average grant date fair value	$12.74	$8.63	$7.79

Restricted stock granted	46,448	25,104	17,512
Weighted average grant date fair value	$30.14	$55.76	$45.68

Restricted stock units granted	123,497	786,310	—
Weighted average grant date fair value	$42.55	$48.96	$—

Stock options exercised:
Intrinsic value	$—	$1	$5
Cash received	$—	$7	$18

SCL 2019 Equity Plan:
Stock options granted	3,300,000	—	—
Weighted average grant date fair value	$1.13	$—	$—

Restricted stock units granted	9,393,200	13,039,600	2,337,200
Weighted average grant date fair value	$2.32	$3.22	$4.11

Stock options exercised:
Intrinsic value	$—	$3	$2
Cash received	$—	$12	$6
Note 19 — Related Party Transactions
During the years ended December 31, 2022, 2021 and 2020, the Principal Stockholders purchased certain services from the Company including security and medical support, design services and other goods and services for $3 million, $2 million and $1 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company incurred $1 million, $3 million and $2 million, respectively, for food and beverage services, newspaper subscriptions and security support from entities in which the Principal Stockholders have an ownership interest.
During the years ended December 31, 2022, 2021 and 2020, the Company incurred certain expenses of $6 million, $3 million and $5 million, respectively, related to the Company's use of its Principal Stockholders' personal aircraft, yacht and aircraft refurbishment and maintenance services for business purposes. During the years ended December 31, 2022, 2021 and 2020, the Company charged the Principal Stockholders $19 million, $21 million and

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
$18 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholders' use of Company aviation personnel and assets for personal purposes.
Related party receivables were $2 million and $2 million as of December 31, 2022 and 2021, respectively. Related party payables were approximately $1 million and $1 million as of December 31, 2022 and 2021, respectively.
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
Note 20 — Segment Information
The Company’s principal operating and developmental activities occur in two geographic areas: Macao and Singapore. The Company reviews the results of operations and construction and development activities for each of its operating segments: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; Sands Macao; and Marina Bay Sands. The Company also reviews construction and development activities for its primary projects under development, in addition to its reportable segments noted above, which include the renovation and expansion of the Company's MICE, entertainment and retail product in Macao and the MBS Expansion Project. The Company has included Ferry Operations and Other (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to its properties in Macao) and Corporate and Other to reconcile to the consolidated results of operations and financial condition. The operations that comprised the Company’s former Las Vegas Operating Properties reportable business segment were classified as a discontinued operation and the information below as of and for the years ended December 31, 2022, 2021 and 2020, excludes these results.
The Company's segment information as of and for the years ended December 31, 2022, 2021 and 2020, is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Year Ended December 31, 2022
Macao:
The Venetian Macao	$438	$55	$17	$155	$17	$682
The Londoner Macao	194	61	26	47	22	350
The Parisian Macao	116	33	10	25	4	188
The Plaza Macao and Four Seasons Macao	146	29	10	127	1	313
Sands Macao	53	6	4	1	1	65
Ferry Operations and Other	—	—	—	—	29	29
	947	184	67	355	74	1,627
Marina Bay Sands	1,680	285	234	226	91	2,516
Intercompany royalties	—	—	—	—	107	107
Intercompany eliminations(1)	—	—	—	(1)	(139)	(140)
Total net revenues	$2,627	$469	$301	$580	$133	$4,110

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)

Year Ended December 31, 2021
Macao:
The Venetian Macao	$944	$77	$24	$195	$16	$1,256
The Londoner Macao	396	90	30	56	16	588
The Parisian Macao	244	54	17	39	3	357
The Plaza Macao and Four Seasons Macao	298	45	17	184	2	546
Sands Macao	105	10	5	1	1	122
Ferry Operations and Other	—	—	—	—	28	28
	1,987	276	93	475	66	2,897
Marina Bay Sands	905	139	106	176	44	1,370
Intercompany royalties	—	—	—	—	83	83
Intercompany eliminations(1)	—	—	—	(2)	(114)	(116)
Total net revenues	$2,892	$415	$199	$649	$79	$4,234

Year Ended December 31, 2020
Macao:
The Venetian Macao	$531	$46	$14	$126	$21	$738
The Londoner Macao	192	42	17	38	8	297
The Parisian Macao	180	33	14	27	5	259
The Plaza Macao and Four Seasons Macao	159	17	9	79	1	265
Sands Macao	107	6	5	1	1	120
Ferry Operations and Other	—	—	—	—	28	28
	1,169	144	59	271	64	1,707
Marina Bay Sands	872	136	97	112	44	1,261
Intercompany royalties	—	—	—	—	66	66
Intercompany eliminations(1)	—	—	—	(2)	(92)	(94)
Total net revenues	$2,041	$280	$156	$381	$82	$2,940

_________________________
(1)Intercompany eliminations include royalties and other intercompany services.

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$7	$4	$4
The Londoner Macao	—	1	1
Ferry Operations and Other	23	22	19
	30	27	24
Marina Bay Sands	3	6	4
Intercompany royalties	107	83	66
Total intersegment revenues	$140	$116	$94

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$(25)	$297	$(53)
The Londoner Macao	(189)	(84)	(184)
The Parisian Macao	(103)	(17)	(131)
The Plaza Macao and Four Seasons Macao	81	219	33
Sands Macao	(81)	(69)	(76)
Ferry Operations and Other	(7)	(8)	(20)
	(324)	338	(431)
Marina Bay Sands	1,056	448	383
Consolidated adjusted property EBITDA(1)	732	786	(48)
Other Operating Costs and Expenses
Stock-based compensation(2)	(33)	(12)	(15)
Corporate	(235)	(211)	(168)
Pre-opening	(13)	(19)	(19)
Development	(143)	(109)	(18)
Depreciation and amortization	(1,036)	(1,041)	(997)
Amortization of leasehold interests in land	(55)	(56)	(55)
Loss on disposal or impairment of assets	(9)	(27)	(73)
Operating loss	(792)	(689)	(1,393)
Other Non-Operating Costs and Expenses
Interest income	116	4	21
Interest expense, net of amounts capitalized	(702)	(621)	(523)
Other income (expense)	(9)	(31)	19
Loss on modification or early retirement of debt	—	(137)	—
Income tax (expense) benefit	(154)	5	(24)
Net loss from continuing operations	$(1,541)	$(1,469)	$(1,900)
_________________________
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
(2)During the years ended December 31, 2022, 2021 and 2020, the Company recorded stock-based compensation expense of $70 million, $27 million and $27 million, respectively, of which $37 million, $15 million and $12 million, respectively, was included in corporate expense in the accompanying consolidated statements of operations.

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Capital Expenditures
Corporate and Other	$60	$27	$5
Macao:
The Venetian Macao	52	71	140
The Londoner Macao	175	551	739
The Parisian Macao	3	4	11
The Plaza Macao and Four Seasons Macao	9	19	157
Sands Macao	4	7	9
Ferry Operations and Other	—	1	2
	243	653	1,058
Marina Bay Sands	348	148	164
Total capital expenditures	$651	$828	$1,227

	December 31,
	2022	2021	2020

	(In millions)
Total Assets
Corporate and Other	$5,422	$1,357	$1,465
Macao:
The Venetian Macao	2,135	2,087	2,446
The Londoner Macao	4,489	4,494	4,299
The Parisian Macao	1,828	1,962	2,119
The Plaza Macao and Four Seasons Macao	1,020	1,145	1,203
Sands Macao	208	253	320
Ferry Operations and Other	870	132	141
	10,550	10,073	10,528
Marina Bay Sands	6,067	5,326	5,592
Total assets	$22,039	$16,756	$17,585

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31,
	2022	2021	2020

	(In millions)
Total Long-Lived Assets(1)
Corporate and Other	$203	$176	$186
Macao:
The Venetian Macao	1,415	1,555	1,705
The Londoner Macao	4,085	4,317	4,163
The Parisian Macao	1,789	1,915	2,067
The Plaza Macao and Four Seasons Macao	975	1,055	1,135
Sands Macao	180	197	218
Ferry Operations and Other	41	60	73
	8,485	9,099	9,361
Marina Bay Sands	4,891	4,741	4,989
Total long-lived assets	$13,579	$14,016	$14,536
_________________________
(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and leasehold interests in land, net of accumulated amortization.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 21 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First(1)	Second	Third	Fourth	Total

	(In millions, except per share data)
2022
Net revenues	$943	$1,045	$1,005	$1,117	$4,110
Operating loss	(302)	(147)	(177)	(166)	(792)
Net loss from continuing operations	(478)	(414)	(380)	(269)	(1,541)
Income (loss) from discontinued operations, net of tax	2,907	(3)	(1)	(5)	2,898
Net income (loss)	2,429	(417)	(381)	(274)	1,357
Net income (loss) attributable to Las Vegas Sands Corp.	2,530	(290)	(239)	(169)	1,832
Earnings (loss) per share - basic and diluted:
Loss from continuing operations	$(0.49)	$(0.38)	$(0.31)	$(0.21)	$(1.40)
Income (loss) from discontinued operations, net of tax	3.80	—	—	(0.01)	3.80
Net income (loss) attributable to Las Vegas Sands Corp.	$3.31	$(0.38)	$(0.31)	$(0.22)	$2.40

2021
Net revenues	$1,196	$1,173	$857	$1,008	$4,234
Operating loss	(96)	(139)	(316)	(138)	(689)
Net loss from continuing operations	(280)	(280)	(594)	(315)	(1,469)
Income (loss) from discontinued operations, net of tax	(62)	38	99	118	193
Net loss	(342)	(242)	(495)	(197)	(1,276)
Net loss attributable to Las Vegas Sands Corp.	(278)	(192)	(368)	(123)	(961)
Earnings (loss) per share - basic and diluted:
Loss from continuing operations	$(0.28)	$(0.30)	$(0.61)	$(0.32)	$(1.51)
Income (loss) from discontinued operations, net of tax	(0.08)	0.05	0.13	0.15	0.25
Net loss attributable to Las Vegas Sands Corp.	$(0.36)	$(0.25)	$(0.48)	$(0.17)	$(1.26)
_________________________
(1)     During the first quarter of 2022, the Company closed the sale of the Las Vegas Operations and recorded a gain on the sale of $2.86 billion, net of tax. The Las Vegas Operations has been disclosed as a discontinued operation for all periods presented.
Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
For the Years Ended December 31, 2022, 2021 and 2020

Description	Balance at Beginning of Year	Provision for Credit Losses	Write-offs, Net of Recoveries	Balance at End of Year

	(In millions)
Provision for credit losses:
2020	$220	86	(51)	$255
2021	$255	3	(26)	$232
2022	$232	15	(30)	$217

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

	(In millions)
Deferred income tax asset valuation allowance:
2020	$4,786	138	(2)	$4,922
2021	$4,922	115	(3)	$5,034
2022	$5,034	63	(1,014)	$4,083

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2022, and have concluded they are effective at the reasonable assurance level.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, the Company's management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control — Integrated Framework (2013)."

Based on this assessment, management concluded, as of December 31, 2022, the Company's internal control over financial reporting is effective based on this framework.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
ITEM 9B. — OTHER INFORMATION
None.
ITEM 9C. — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about March 30, 2023 (the "Proxy Statement"), including under the captions "Board of Directors," "Executive Officers," "Delinquent Section 16(a) Reports" and "Information Regarding the Board of Directors and Board and Other Committees."
We have adopted a Code of Business Conduct and Ethics (the "Code"), which is posted on our website at www.sands.com, along with any amendments or waivers to the Code. Copies of the Code are available without charge by sending a written request to Investor Relations at the following address: Las Vegas Sands Corp., 5500 Haven Street, Las Vegas, Nevada 89119.
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
(1) List of Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
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

2.4††
Amendment to Letter Agreement, dated as of October 7, 2021, by and among Las Vegas Sands Corp., Pioneer OpCo, LLC and VICI Properties L.P. (incorporated by reference from Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2021 and filed on October 22, 2021).

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

3.3
Amendments to the Amended and Restated By-Laws of Las Vegas Sands Corp., as further amended effective October 18, 2022 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on October 24, 2022).

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

10.1
Facility Agreement dated November 20, 2018, among Sands China Ltd., Bank of China Limited, Macau Branch, as agent, the arrangers listed therein and the original lenders listed therein (incorporated by reference from Exhibit 10.9 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2018 and filed on February 22, 2019).

Exhibit No.	Description of Document
10.2†
Waiver and Amendment Request Letter, dated March 27, 2020, with respect to the Facility Agreement, dated as of November 20, 2018, by and among Sands China Ltd., as borrower, Bank of China Limited, Macau Branch, as agent, and the arrangers and lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 27, 2020).

10.3†
Waiver Extension and Amendment Request Letter, dated September 11, 2020, with respect to the Facility Agreement, dated as of November 20, 2018 by and among Sands China Ltd., as borrower, Bank of China Limited, Macau Branch, as agent, and the arrangers and lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on September 11, 2020).

10.4†
Waiver Extension and Amendment Request Letter, dated July 7, 2021, with respect to the Facility Agreement, dated as of November 20, 2018, by and among Sands China Ltd., as borrower, Bank of China Limited, Macau Branch, as agent, and the arrangers and lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on July 7, 2021).

10.5†
Waiver Extension and Amendment Request Letter, dated November 30, 2022, with respect to the Facility Agreement, dated as of November 20, 2018, by and among Sands China Ltd, as borrower, Bank of China Limited, Macau Branch, as agent, and the arrangers and lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on November 30, 2022)

10.6
Revolving Credit Agreement, dated as of August 9, 2019, by and among Las Vegas Sands Corp., the Lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent and Issuing Bank (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on August 12, 2019).

10.7†
Amendment No. 1 to Revolving Credit Agreement, dated as of September 23, 2020, by and among Las Vegas Sands Corp., the Lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on September 23, 2020).

10.8†
Amendment No. 2 to Revolving Credit Agreement, dated as of September 3, 2021, by and among Las Vegas Sands Corp., the Lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on September 3, 2021).

10.9
Amendment No. 3 to Revolving Credit Agreement, dated as of December 7, 2021, by and between Las Vegas Sands Corp. and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on December 7, 2021).

10.10
Amendment No. 4 to Revolving Credit Agreement, dated as of January 30, 2023, by and between Las Vegas Sands Corp. and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on January 31 , 2023).

10.11
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
10.12
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

10.13
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

10.14
Third Amendment and Restatement Agreement, dated as of August 30, 2019, among Marina Bay Sands Pte. Ltd., as borrower, the various lenders party thereto and DBS Bank Ltd., as agent and security trustee and the other parties thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on September 4, 2019).

10.15
Fourth Amendment and Restatement Agreement, dated as of February 9, 2022, among Marina Bay Sands Pte. Ltd., as borrower, and DBS Bank Ltd., as agent and security trustee (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on February 14, 2022).

10.16†
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

10.17†
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

10.22
Amendment, published on June 5, 2013, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2018 and filed on February 22, 2019).

Exhibit No.	Description of Document
10.23
Amendment, published on October 22, 2014, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2018 and filed on February 22, 2019).

10.24
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

10.27†
Development Agreement, dated April 3, 2019, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the three and six months ended June 30, 2019 and filed on July 24, 2019).

10.28+
Las Vegas Sands Corp. 2004 Equity Award Plan (Amended and Restated) (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2014 and filed on August 7, 2014).

10.29+	Las Vegas Sands Corp. Amended and Restated 2004 Equity Award Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on May 20, 2019).
10.30+
Form of Director Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.31+
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.32+
Form of Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.51 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2010 and filed on March 1, 2011).

10.33+
Form of Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.34+
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

10.37+
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
10.39
Second Amended and Restated Registration Rights Agreement, dated as of November 14, 2008, by and among Las Vegas Sands Corp., Dr. Miriam Adelson and the other Adelson Holders (as defined therein) that are party to the agreement from time to time (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on November 14, 2008).

10.40
Investor Rights Agreement, dated as of September 30, 2008, by and between Las Vegas Sands Corp. and the Investor named therein (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.41+
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

10.43+
Employment Agreement, dated August 19, 2019, among Las Vegas Sands Corp., Las Vegas Sands, LLC and D. Zachary Hudson (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2020 and filed on July 24, 2020).

10.44+
Terms of Continued Employment, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.45+
Terms of Continued Employment, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Patrick Dumont (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.46+
Terms of Continued Employment, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Randy A. Hyzak (incorporated by reference from Exhibit 10.3 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.47+
First Amendment to Employment Agreement, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and D. Zachary Hudson (incorporated by reference from Exhibit 10.4 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.48†
Form of Post-Closing Contingent Lease Support Agreement, by and among Las Vegas Sands Corp., Pioneer OpCo, LLC and VICI Properties L.P. (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 3, 2021).

10.49†
Form of Term Loan Credit and Security Agreement, by and among Las Vegas Sands Corp., Pioneer OpCo, LLC, Pioneer HoldCo, LLC and the Guarantors party thereto (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 3, 2021).

10.50
Subordinated Term Loan Agreement, dated as of July 11, 2022, by and between Sands China Ltd., as the Borrower, and Las Vegas Sands Corp., as the Lender (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2022 and filed on July 22, 2022).

10.51*
Concession Contract for the Operation of Casino Games of Chance in the Macao Special Administrative Region, dated as of December 16, 2022, by and between the Macao Special Administrative Region and Venetian Macau Limited.

10.52**	Deed of Reversion (The Londoner Macao), dated as of December 30, 2022, by and among Venetian Macau Limited, Venetian Orient Limited and the Macao Special Administrative Region.
10.53*	Handover Deed, dated as of December 30, 2022, by and between Venetian Macau Limited and the Macao Special Administrative Region.

Exhibit No.	Description of Document
10.54††
Post-Closing Contingent Lease Support Agreement, dated as of February 23, 2022, by and among Las Vegas Sands Corp. and Pioneer OpCo, LLC (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2022 and filed on April 29, 2022).

10.55††
Term Loan Credit and Security Agreement, dated as of February 23, 2022, by and among Pioneer HoldCo, LLC, Pioneer OpCo, LLC as Borrower, the Guarantors party thereto, and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2022 and filed on April 29, 2022).

10.56††
Letter Agreement, dated as of March 29, 2022, by and between Marina Bay Sands Pte. Ltd., and Singapore Tourism Board (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2022 and filed on April 29, 2022).

21.1*	Subsidiaries of Las Vegas Sands Corp.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Haiwen & Partners
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
_________________________
*    Filed herewith.
**    The following Deeds of Reversion are substantially identical in all material respects, except as to the subject property, to the Deed of Reversion that is filed as Exhibit 10.52 hereto and are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K:
Deed of Reversion (The Venetian Macao), dated as of December 30, 2022, by and among Venetian Macau Limited, Venetian Cotai Limited, Venetian Orient Limited and Cotai Strip Lot 2 Apart Hotel (Macau) Limited and the Macao Special Administrative Region.
Deed of Reversion (The Parisian Macao), dated as of December 30, 2022, by and among Venetian Macau Limited, Venetian Cotai Limited, Venetian Orient Limited and Cotai Strip Lot 2 Apart Hotel (Macau) Limited and the Macao Special Administrative Region.
Deed of Reversion (The Four Seasons Macao), dated as of December 30, 2022, by and among Venetian Macau Limited, Venetian Cotai Limited, Venetian Orient Limited and Cotai Strip Lot 2 Apart Hotel (Macau) Limited and the Macao Special Administrative Region.

Deed of Reversion (The Sands Macao), dated as of December 30, 2022, by and among Venetian Macau Limited, Venetian Cotai Limited, Venetian Orient Limited and Cotai Strip Lot 2 Apart Hotel (Macau) Limited and the Macao Special Administrative Region.
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

LAS VEGAS SANDS CORP.
February 3, 2023	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein, Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT G. GOLDSTEIN	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 3, 2023
Robert G. Goldstein

/S/ PATRICK DUMONT	President, Chief Operating Officer and Director	February 3, 2023
Patrick Dumont

/S/ IRWIN CHAFETZ	Director	February 3, 2023
Irwin Chafetz

/S/ MICHELINE CHAU	Director	February 3, 2023
Micheline Chau

/S/ CHARLES D. FORMAN	Director	February 3, 2023
Charles D. Forman

/S/ NORA M. JORDAN	Director	February 3, 2023
Nora M. Jordan

/S/ LEWIS KRAMER	Director	February 3, 2023
Lewis Kramer

/S/ DAVID F. LEVI	Director	February 3, 2023
David F. Levi

/S/ YIBING MAO	Director	February 3, 2023
Yibing Mao

/S/ RANDY HYZAK	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 3, 2023
Randy Hyzak