Form 10-Q
period 2023-03-31
LAS VEGAS SANDS CORP
filed 2023-04-21
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2023
Common Stock ($0.001 par value)	764,271,386 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,532	$6,311
Accounts receivable, net of provision for credit losses of $209 and $217	328	267
Inventories	28	28
Prepaid expenses and other	127	138
Total current assets	7,015	6,744
Loan receivable	1,172	1,165
Property and equipment, net	11,332	11,451
Restricted cash	124	125
Deferred income taxes, net	135	131
Leasehold interests in land, net	2,132	2,128
Intangible assets, net	545	64
Other assets, net	260	231
Total assets	$22,715	$22,039
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$108	$89
Construction payables	182	189
Other accrued liabilities	1,440	1,458
Income taxes payable	171	135
Current maturities of long-term debt	2,018	2,031
Total current liabilities	3,919	3,902
Other long-term liabilities	850	382
Deferred income taxes	146	152
Long-term debt	13,971	13,947
Total liabilities	18,886	18,383
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 shares issued, 764 shares outstanding	1	1
Treasury stock, at cost, 69 shares	(4,481)	(4,481)
Capital in excess of par value	6,694	6,684
Accumulated other comprehensive income (loss)	11	(7)
Retained earnings	1,831	1,684
Total Las Vegas Sands Corp. stockholders’ equity	4,056	3,881
Noncontrolling interests	(227)	(225)
Total equity	3,829	3,656
Total liabilities and equity	$22,715	$22,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$1,541	$627
Rooms	243	95
Food and beverage	124	53
Mall	162	149
Convention, retail and other	50	19
Net revenues	2,120	943
Operating expenses:
Casino	874	468
Rooms	56	43
Food and beverage	104	65
Mall	21	18
Convention, retail and other	39	22
Provision for (recovery of) credit losses	(6)	4
General and administrative	251	218
Corporate	57	59
Pre-opening	2	4
Development	42	60
Depreciation and amortization	274	264
Amortization of leasehold interests in land	14	14
Loss on disposal or impairment of assets	14	6
	1,742	1,245
Operating income (loss)	378	(302)
Other income (expense):
Interest income	70	4
Interest expense, net of amounts capitalized	(218)	(156)
Other expense	(35)	(22)
Income (loss) from continuing operations before income taxes	195	(476)
Income tax expense	(50)	(2)
Net income (loss) from continuing operations	145	(478)
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	46
Gain on disposal of discontinued operations, net of tax	—	2,861
Income from discontinued operations, net of tax	—	2,907
Net income	145	2,429
Net loss attributable to noncontrolling interests from continuing operations	2	101
Net income attributable to Las Vegas Sands Corp.	$147	$2,530
Earnings (loss) per share - basic:
Income (loss) from continuing operations	$0.19	$(0.49)
Income from discontinued operations, net of tax	—	3.80
Net income attributable to Las Vegas Sands Corp.	$0.19	$3.31
Earnings (loss) per share - diluted:
Income (loss) from continuing operations	$0.19	$(0.49)
Income from discontinued operations, net of tax	—	3.80
Net income attributable to Las Vegas Sands Corp.	$0.19	$3.31
Weighted average shares outstanding:
Basic	764	764
Diluted	766	764
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2023	2022

	(In millions) (Unaudited)
Net income	$145	$2,429
Currency translation adjustment	23	(4)
Cash flow hedge fair value adjustment	(5)	(6)
Total comprehensive income	163	2,419
Comprehensive loss attributable to noncontrolling interests	2	104
Comprehensive income attributable to Las Vegas Sands Corp.	$165	$2,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at January 1, 2022	$1	$(4,481)	$6,646	$(22)	$(148)	$252	$2,248
Net income (loss)	—	—	—	—	2,530	(101)	2,429
Currency translation adjustment	—	—	—	(3)	—	(1)	(4)
Cash flow hedge fair value adjustment	—	—	—	(4)	—	(2)	(6)
Stock-based compensation	—	—	10	—	—	—	10
Balance at March 31, 2022	$1	$(4,481)	$6,656	$(29)	$2,382	$148	$4,677

Balance at January 1, 2023	$1	$(4,481)	$6,684	$(7)	$1,684	$(225)	$3,656
Net income (loss)	—	—	—	—	147	(2)	145
Currency translation adjustment	—	—	—	22	—	1	23
Cash flow hedge fair value adjustment	—	—	—	(4)	—	(1)	(5)
Stock-based compensation	—	—	11	—	—	—	11
Tax withholding on vesting of equity awards	—	—	(1)	—	—	—	(1)
Balance at March 31, 2023	$1	$(4,481)	$6,694	$11	$1,831	$(227)	$3,829
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022

	(In millions) (Unaudited)
Cash flows from operating activities from continuing operations:
Net income (loss) from continuing operations	$145	$(478)
Adjustments to reconcile net income (loss) to net cash generated from (used in) operating activities:
Depreciation and amortization	274	264
Amortization of leasehold interests in land	14	14
Amortization of deferred financing costs and original issue discount	15	14
Change in fair value of derivative asset/liability	(2)	1
Paid-in-kind interest income	(7)	—
Loss on disposal or impairment of assets	6	5
Stock-based compensation expense	11	10
Provision for (recovery of) credit losses	(6)	4
Foreign exchange loss	37	22
Deferred income taxes	(10)	(31)
Changes in operating assets and liabilities:
Accounts receivable	(53)	50
Other assets	6	8
Accounts payable	18	(8)
Other liabilities	(7)	(375)
Net cash generated from (used in) operating activities from continuing operations	441	(500)
Cash flows from investing activities from continuing operations:
Capital expenditures	(166)	(137)
Proceeds from disposal of property and equipment	—	3
Acquisition of intangible assets and other	(16)	(12)
Net cash used in investing activities from continuing operations	(182)	(146)
Cash flows from financing activities from continuing operations:
Tax withholding on vesting of equity awards	(1)	—
Proceeds from long-term debt	—	201
Repayments of long-term debt	(17)	(17)
Payments of financing costs	(1)	(9)
Other	(17)	—
Transactions with discontinued operations	—	4,998
Net cash generated from (used in) financing activities from continuing operations	(36)	5,173
Cash flows from discontinued operations:
Net cash generated from operating activities	—	140
Net cash generated from investing activities	—	4,858
Net cash used in financing activities	—	(4,998)
Net cash provided to (used in) discontinued operations	—	—
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	(3)	(6)
Increase in cash, cash equivalents and restricted cash and cash equivalents	220	4,521
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	6,436	1,925
Cash, cash equivalents and restricted cash and cash equivalents at end of period	6,656	6,446
Cash, cash equivalents and restricted cash and cash equivalents at end of period for continuing operations	$6,656	$6,446
Supplemental disclosure of cash flow information
Cash payments for interest, net of amounts capitalized	$296	$226
Cash payments for taxes, net of refunds	$25	$10
Change in construction payables	$(7)	$18

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Organization and Business of Company
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2022, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year.
Operations
Macao
From 2020 through the beginning of 2023, the Company’s operations in Macao were negatively impacted by the reduction in travel and tourism related to the COVID-19 pandemic. The Macao government's policy regarding the management of COVID-19 and general travel restrictions was relaxed in late December 2022 and early January 2023. Since then, visitation to the Company’s Macao Integrated Resorts and operations have improved.
The Macao government announced total visitation from mainland China to Macao increased approximately 59.5% and decreased approximately 60.6%, during the two months ended February 28, 2023 (the latest statistics currently available), as compared to the same period in 2022 and 2019 (pre-pandemic), respectively. The Macao government also announced gross gaming revenue increased approximately 94.9% and decreased approximately 54.5%, during the three months ended March 31, 2023, as compared to the same period in 2022 and 2019, respectively.
Singapore
From 2020 through early 2022, the Company’s operations in Singapore were negatively impacted by the reduction in travel and tourism related to the COVID-19 pandemic. However, the Vaccinated Travel Framework (“VTF”), launched in April 2022, facilitated the resumption of travel for all travelers, including short-term visitors, which has had and continues to have a positive impact on operations at Marina Bay Sands.
Visitation to Marina Bay Sands continues to improve since the travel restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased from approximately 246,000 in 2022 to 2.9 million for the three months ended March 31, 2023, while visitation decreased 37.9% when compared to the same period in 2019.
Summary
While the disruptions arising from the COVID-19 pandemic have subsided, given the dynamic nature of these circumstances, the potential future impact on the Company’s consolidated results of operations, cash flows and financial condition is uncertain. However, the Company has a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $6.53 billion and access to $1.50 billion, $537 million and $444 million of available borrowing capacity from the Company’s LVSC Revolving Facility, 2018 SCL Revolving Facility and 2012 Singapore Revolving Facility, respectively, as of March 31, 2023. The Company believes it is able to support continuing operations and complete the Company’s major construction projects that are underway.
Development Projects
In April 2019, the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the STB entered into a development agreement (the “Second Development Agreement”) pursuant to which MBS has agreed to construct a development, which will include a hotel tower with luxury rooms and suites, a rooftop attraction,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats (the “MBS Expansion Project”). The Second Development Agreement provides for a total minimum project cost of approximately 4.50 billion Singapore dollars (“SGD,” approximately $3.39 billion at exchange rates in effect on March 31, 2023). The estimated cost and timing of the total project will be updated as the Company completes design and begins construction. The Company expects the total project cost will materially exceed the amounts referenced above from April 2019 based on current market conditions due to inflation, higher material and labor costs and other factors. The Company has incurred approximately $1.05 billion as of March 31, 2023, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS Expansion Project site. On March 22, 2023, MBS and the STB entered into a supplemental agreement, which further extended the construction commencement date to April 8, 2024 and the construction completion date to April 8, 2028, and allowed for changes to the construction and operation plans under the Second Development Agreement.
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
Note 2 — Accounts Receivable, Net and Customer Contract Related Liabilities
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Accounts receivable, net, consists of the following:

	March 31, 2023	December 31, 2022

	(In millions)
Casino	$438	$341
Rooms	27	34
Mall	30	64
Other	42	45
	537	484
Less - provision for credit losses	(209)	(217)
	$328	$267
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	2023	2022

	(In millions)
Balance at January 1	$217	$232
Current period provision for (recovery of) credit losses	(6)	4
Write-offs	(2)	(2)
Balance at March 31	$209	$234
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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2023	2022	2023	2022	2023	2022

	(In millions)
Balance at January 1	$81	$74	$72	$61	$614	$618
Balance at March 31	89	57	68	63	624	587
Increase (decrease)	$8	$(17)	$(4)	$2	$10	$(31)
____________________
(1)Of this amount, $152 million and $149 million as of March 31 and January 1, 2023, respectively, and $145 million as of March 31 and January 1, 2022, related to mall deposits that are accounted for based on lease terms usually greater than one year.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 3 — Intangible Assets, Net
Intangible assets consist of the following:

	March 31, 2023	December 31, 2022

	(In millions)
Macao concession	$495	$—
Marina Bay Sands gaming license	54	54
	549	54
Less — accumulated amortization	(29)	(12)
	520	42
Other	25	22
Total intangible assets, net	$545	$64
Macao Concession
On December 16, 2022, the Macao government announced the award of six definitive gaming concessions, one of which was awarded to Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd.), and on January 1, 2023, VML entered into a ten-year gaming concession contract with the Macao government (the “Concession”). Under the terms of the Concession, VML is required to pay the Macao government an annual gaming premium consisting of a fixed portion and a variable portion. The fixed portion of the premium is 30 million patacas (approximately $4 million at exchange rates in effect on March 31, 2023). The variable portion is 300,000 patacas per gaming table reserved exclusively for certain types of games or players, 150,000 patacas per gaming table not so reserved (the mass rate) and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,104, $18,552 and $124, respectively, at exchange rates in effect on March 31, 2023).
On December 30, 2022, VML and certain other subsidiaries of the Company, confirmed and agreed to revert certain gaming equipment and gaming areas to the Macao government without compensation and free of any liens or charges in accordance with, and upon the expiry of, VML’s subconcession. On the same day, VML and the Macao government entered into a handover record (the “Handover Record”) granting VML the right to operate the reverted gaming equipment and gaming areas for the duration of the Concession in consideration for the payment of an annual fee. The annual fee is calculated based on a price per square meter of reverted gaming area, being 750 patacas per square meter in the first three years and 2,500 patacas per square meter in the subsequent seven years (approximately $93 and $309, respectively, at exchange rates in effect on March 31, 2023). The price per square meter used to determine the annual fee will be adjusted annually based on Macao’s average price index of the corresponding preceding year. The annual fee is estimated to be $13 million for the first three years and $42 million for the following seven years, subject to the aforementioned adjustment.
On January 1, 2023, the Company recognized an intangible asset and financial liability of 4.0 billion patacas (approximately $495 million at exchange rates in effect on March 31, 2023), representing the right to operate the gaming equipment and the gaming areas, the right to conduct games of chance in Macao and the unconditional obligation to make payments under the Concession. This intangible asset comprises the contractually obligated annual payments of fixed and variable premiums, as well as fees associated with the above-described Handover Record. The contractually obligated annual variable premium payments associated with the intangible asset was determined using the maximum number of table games at the mass rate and the maximum number of gaming machines that VML is currently allowed to operate by the Macao government. In the accompanying condensed consolidated balance sheet, the noncurrent portion of the financial liability is included in “Other long-term liabilities” and the current portion is included in “Other accrued liabilities.” The intangible asset is being amortized on a straight-line basis over the period of the Concession, being 10 years.
Amortization expense for all intangible assets for the three months ending March 31, 2023 and 2022 was $17 million and $4 million, respectively. The estimated future amortization expense for all intangible assets is approximately $51 million for the nine months ending December 31, 2023, and $68 million, $55 million,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
$49 million, $49 million for the years ending December 31, 2024, 2025, 2026 and 2027, respectively, and $247 million thereafter.
Note 4 — Long-Term Debt
Long-term debt consists of the following:

	March 31, 2023	December 31, 2022

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	$1,746	$1,745
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $2)	498	498
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $6 and $7, respectively)	994	993
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $6)	744	744
Macao Related(1):
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $6 and $7, respectively)	1,794	1,793
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $5)	795	795
2.300% Senior Notes due 2027 (net of unamortized original issue discount and deferred financing costs of $6)	694	694
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $13)	1,887	1,887
2.850% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $6)	644	644
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $8)	692	692
3.250% Senior Notes due 2031 (net of unamortized original issue discount and deferred financing costs of $5)	595	595
2018 SCL Credit Facility — Revolving	1,946	1,958
Other(2)	22	22
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $31 and $33, respectively)	2,891	2,870
2012 Singapore Credit Facility — Delayed Draw Term	46	46
Other	1	2
	15,989	15,978
Less — current maturities	(2,018)	(2,031)
Total long-term debt	$13,971	$13,947
____________________
(1)Unamortized deferred financing costs of $53 million and $60 million as of March 31, 2023 and December 31, 2022, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in “Other assets, net,” and “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets.
(2)Includes finance leases related to Macao of $20 million and $21 million as of March 31, 2023 and December 31, 2022, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
LVSC Revolving Facility
As of March 31, 2023, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
On January 30, 2023, LVSC entered into Amendment No. 4 with lenders to the LVSC Revolving Credit Agreement. Pursuant to the Fourth Amendment, the existing LVSC Revolving Credit Agreement was amended to (a) determine consolidated adjusted EBITDA on a year-to-date annualized basis during the period commencing on the effective date and ending on and including December 31, 2023, as follows: (i) for the fiscal quarter ending March 31, 2023, consolidated adjusted EBITDA for such fiscal quarter multiplied by four, (ii) for the fiscal quarter ending June 30, 2023, consolidated adjusted EBITDA for such fiscal quarter and the immediately preceding fiscal quarter multiplied by two, and (iii) for the fiscal quarter ending September 30, 2023, consolidated adjusted EBITDA for such fiscal quarter and the two immediately preceding fiscal quarters, multiplied by four-thirds; (b) extend the period during which LVSC is required to maintain a specified amount of minimum liquidity as of the last day of each month to December 31, 2023; and (c) extend the period during which LVSC is unable to declare or pay any dividend or other distribution, unless liquidity is greater than $1.0 billion on a pro forma basis after giving effect to such dividend or distribution, to December 31, 2023.
2018 SCL Credit Facility
As of March 31, 2023, Sands China Ltd. (“SCL,” a majority-owned subsidiary of the Company) had $537 million of available borrowing capacity under the 2018 SCL Revolving Facility comprised of Hong Kong dollar (“HKD”) commitments of HKD 3.82 billion (approximately $486 million at exchange rates in effect on March 31, 2023) and U.S. dollar commitments of $51 million.
2012 Singapore Credit Facility
As of March 31, 2023, MBS had SGD 590 million (approximately $444 million at exchange rates in effect on March 31, 2023) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee for SGD 153 million (approximately $115 million at exchange rates in effect on March 31, 2023) pursuant to a development agreement.
During 2021, the Company amended its 2012 Singapore Credit Facility, which, among other things, extended to March 31, 2022, the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project. The Company is in the process of reviewing the budget and timing of the MBS expansion due to various factors. As a result, the construction cost estimate and construction schedule were not delivered to the lenders by the March 31, 2022 deadline. As of March 31, 2023, there is SGD 3.69 billion (approximately $2.78 billion at exchange rates in effect on March 31, 2023) left of total borrowing capacity, which is only available to be drawn under the Singapore Delayed Draw Term Facility after the construction cost estimate and construction schedule for the MBS Expansion Project are delivered to lenders. The Company does not anticipate material spend related to the MBS Expansion Project prior to the delivery of these items to the lenders.
Debt Covenant Compliance
As of March 31, 2023, management believes the Company was in compliance with all debt covenants. The Company amended its 2018 SCL Credit Facility to, among other things, waive SCL’s requirement to comply with financial covenants through July 31, 2023, which include a maximum leverage ratio of total debt to trailing twelve-months adjusted earnings before interest, income taxes, depreciation and amortization, calculated in accordance with the credit agreement, of 4.0x under the 2018 SCL Credit Facility.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Three Months Ended March 31,
	2023	2022

	(In millions)
Proceeds from 2018 SCL Credit Facility	$—	$201
	$—	$201

Repayments on 2012 Singapore Credit Facility	$(16)	$(16)
Repayments on Other Long-Term Debt	(1)	(1)
	$(17)	$(17)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of March 31, 2023 and December 31, 2022, was approximately $15.24 billion and $15.14 billion, respectively, compared to its contractual value of $16.07 billion and $16.06 billion, respectively. The estimated fair value of the Company’s long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).
Note 5 — Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended March 31,
	2023	2022

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	764	764
Potential dilution from stock options and restricted stock and stock units	2	—
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	766	764
Antidilutive stock options excluded from the calculation of diluted earnings (loss) per share	5	15
Note 6 — Income Taxes
The Company’s effective income tax rate from continuing operations was 25.6% for the three months ended March 31, 2023, compared to 0.4% for the three months ended March 31, 2022. The effective income tax rate for the three months ended March 31, 2023, reflects a 17% statutory tax rate on the Company’s Singapore operations and a 21% corporate income tax rate on its domestic operations. The Company’s operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, the Company’s subsidiaries in Macao and their peers received a corporate income tax exemption on gaming operations through December 31, 2022. In December 2022, the Company requested a corporate tax exemption on profits generated by the operation of casino games in Macao for the new gaming concession period effective from January 1, 2023 through December 31, 2032, or for a period of corporate tax exemption that the Chief Executive of Macao may deem more appropriate. There is no assurance the corporate tax exemption will be granted. In accordance with interim accounting guidance, the Company calculated an estimated annual effective tax rate based on expected annual income and statutory rates in the jurisdictions in which the Company operates. This estimated annual effective tax rate is applied to actual year-to-date operating results to determine the provision for income taxes.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 7 — Leases
Lessor
Lease revenue for the Company’s mall operations consists of the following:

	Three Months Ended March 31,
	2023	2022

	(In millions)
Minimum rents	$121	$124
Overage rents	18	14
Rent concessions(1)	—	(12)
Total overage rents and rent concessions	18	2
	$139	$126
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
On January 19, 2012, AAEC filed another claim (the “Macao Action”) with the Macao Judicial Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim was for 3.0 billion patacas (approximately $371 million at exchange rates in effect on March 31, 2023). The Macao Action alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. On July 4, 2012, the Defendants filed their defense to the Macao Action with the Macao Judicial Court and amended the defense on January 4, 2013.
On March 24, 2014, the Macao Judicial Court issued a decision holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings. On May 8, 2014, AAEC lodged an appeal against that decision and the appeal is currently pending.
On June 5, 2015, the U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata based on the dismissal of the Prior Action. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged by U.S. Defendants on April 7, 2016. At the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
end of December 2016, all the appeals were transferred to the Macao Second Instance Court. Evidence gathering by the Macao Judicial Court commenced by letters rogatory, which was completed on March 14, 2019.
On July 15, 2019, AAEC submitted a request to the Macao Judicial Court to increase the amount of its claim to 96.45 billion patacas (approximately $11.93 billion at exchange rates in effect on March 31, 2023), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022. On September 4, 2019, the Macao Judicial Court allowed AAEC’s request to increase the amount of its claim. On September 17, 2019, the Macao Judicial Court accepted the appeal and that appeal is currently pending.
On June 18, 2020, the U.S. Defendants moved to reschedule the trial, which had been scheduled to begin on September 16, 2020, due to travel disruptions and other extraordinary circumstances resulting from the ongoing COVID-19 pandemic. The Macao Judicial Court granted that motion and rescheduled the trial to begin on June 16, 2021. On April 16, 2021, the U.S. Defendants again moved to reschedule the trial because of the ongoing COVID-19 pandemic. The Macao Judicial Court denied the U.S. Defendants’ motion on May 28, 2021. The LVSC entities appealed that ruling on June 16, 2021, and that appeal is currently pending.
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
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on March 31, 2023) based on Plaintiff’s July 15, 2019 amendment. By motion dated July 20, 2021, the U.S. Defendants moved for an order withdrawing that invoice. The Macao Judicial Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021, and that appeal is currently pending. By order dated September 29, 2021, the Macao Judicial Court ordered that the invoice for supplemental court fees be stayed pending resolution of that appeal.
The Macao Judicial Court heard additional testimony in late 2021. Certain witnesses who were not able to enter Macao due to ongoing COVID-19 travel restrictions presented testimony in writing.
From December 17, 2021 to January 19, 2022, Plaintiff submitted additional documents to the court file and disclosed written reports from two purported experts, who calculated Plaintiff’s damages at 57.88 billion patacas and 62.29 billion patacas (approximately $7.16 billion and $7.70 billion, respectively, at exchange rates in effect on March 31, 2023). The parties presented factual and rebuttal summations in January 2022 and filed post-trial briefs on points of law in March 2022. On April 28, 2022, the Macao Judicial Court entered a judgment for the U.S. Defendants. The Macao Judicial Court also held that Plaintiff litigated certain aspects of its case in bad faith.
Plaintiff filed a notice of appeal from the Macao Judicial Court’s judgment on May 13, 2022. That appeal is fully briefed and remains pending with the Macao Second Instance Court.
On September 19, 2022, the U.S. Defendants were notified of an invoice for appeal court fees totaling 48 million patacas (approximately $6 million at exchange rates in effect on March 31, 2023). By motion dated September 29, 2022, the U.S. Defendants moved the Macao Judicial Court for an order withdrawing that invoice. The Macao Judicial Court denied that motion by order dated October 24, 2022. The U.S. Defendants appealed that order on November 10, 2022, and that appeal remains pending. By order dated November 15, 2022, the Macao Judicial Court ordered that the invoice for appeal court fees be stayed pending resolution of that appeal.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 9 — Segment Information
The Company’s principal operating and developmental activities occur in two geographic areas: Macao and Singapore. The Company reviews the results of operations and construction and development activities for each of its operating segments: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; Sands Macao; and Marina Bay Sands. The Company also reviews construction and development activities for its primary projects under development, in addition to its reportable segments noted above, which include the renovation and expansion of the Company’s MICE entertainment and retail product in Macao and the MBS Expansion Project. The Company has included Ferry Operations and Other (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to its properties in Macao) and Corporate and Other to reconcile to the condensed consolidated results of operations and financial condition. The operations that comprised the Company’s former Las Vegas Operating Properties reportable business segment were classified as a discontinued operation and the information below for the three months ended March 31, 2022, excludes these results.
The Company’s segment information as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022 is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Three Months Ended March 31, 2023
Macao:
The Venetian Macao	$446	$39	$13	$51	$9	$558
The Londoner Macao	198	55	14	14	2	283
The Parisian Macao	128	28	9	8	1	174
The Plaza Macao and Four Seasons Macao	109	20	6	36	1	172
Sands Macao	67	4	3	—	—	74
Ferry Operations and Other	—	—	—	—	18	18
	948	146	45	109	31	1,279
Marina Bay Sands	593	97	79	53	26	848
Intercompany royalties	—	—	—	—	48	48
Intercompany eliminations(1)	—	—	—	—	(55)	(55)
Total net revenues	$1,541	$243	$124	$162	$50	$2,120

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)

Three Months Ended March 31, 2022
Macao:
The Venetian Macao	$157	$16	$6	$44	$4	$227
The Londoner Macao	79	19	8	14	1	121
The Parisian Macao	51	11	3	8	1	74
The Plaza Macao and Four Seasons Macao	55	9	4	34	—	102
Sands Macao	17	2	1	—	—	20
Ferry Operations and Other	—	—	—	—	7	7
	359	57	22	100	13	551
Marina Bay Sands	268	38	31	49	13	399
Intercompany royalties	—	—	—	—	22	22
Intercompany eliminations(1)	—	—	—	—	(29)	(29)
Total net revenues	$627	$95	$53	$149	$19	$943
____________________
(1)Intercompany eliminations include royalties and other intercompany services.

	Three Months Ended March 31,
	2023	2022

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$2	$2
Ferry Operations and Other	5	5
	7	7
Intercompany royalties	48	22
Total intersegment revenues	$55	$29

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$210	$19
The Londoner Macao	56	(33)
The Parisian Macao	46	(11)
The Plaza Macao and Four Seasons Macao	75	32
Sands Macao	10	(17)
Ferry Operations and Other	1	(1)
	398	(11)
Marina Bay Sands	394	121
Consolidated adjusted property EBITDA(1)	792	110
Other Operating Costs and Expenses
Stock-based compensation(2)	(11)	(5)
Corporate	(57)	(59)
Pre-opening	(2)	(4)
Development	(42)	(60)
Depreciation and amortization	(274)	(264)
Amortization of leasehold interests in land	(14)	(14)
Loss on disposal or impairment of assets	(14)	(6)
Operating income (loss)	378	(302)
Other Non-Operating Costs and Expenses
Interest income	70	4
Interest expense, net of amounts capitalized	(218)	(156)
Other expense	(35)	(22)
Income tax expense	(50)	(2)
Net income (loss) from continuing operations	$145	$(478)
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(2)During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense of $22 million and $14 million, respectively, of which $11 million and $9 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

	Three Months Ended March 31,
	2023	2022

	(In millions)
Capital Expenditures
Corporate and Other	$13	$3
Macao:
The Venetian Macao	11	14
The Londoner Macao	24	67
The Plaza Macao and Four Seasons Macao	2	2
Sands Macao	1	1
	38	84
Marina Bay Sands	115	50
Total capital expenditures	$166	$137

	March 31, 2023	December 31, 2022

	(In millions)
Total Assets
Corporate and Other	$5,594	$5,422
Macao:
The Venetian Macao	2,614	2,135
The Londoner Macao	4,488	4,489
The Parisian Macao	1,870	1,828
The Plaza Macao and Four Seasons Macao	1,065	1,020
Sands Macao	283	208
Ferry Operations and Other	748	870
	11,068	10,550
Marina Bay Sands	6,053	6,067
Total assets	$22,715	$22,039

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
Macao
From 2020 through the beginning of 2023, our operations in Macao were negatively impacted by the reduction in travel and tourism related to the COVID-19 pandemic. The Macao government's policy regarding the management of COVID-19 and general travel restrictions was relaxed in late December 2022 and early January 2023. Since then, visitation to our Macao Integrated Resorts and operations have improved.
The Macao government announced total visitation from mainland China to Macao increased approximately 59.5% and decreased approximately 60.6%, during the two months ended February 28, 2023 (the latest statistics currently available), as compared to the same period in 2022 and 2019 (pre-pandemic), respectively. The Macao government also announced gross gaming revenue increased approximately 94.9% and decreased approximately 54.5%, during the three months ended March 31, 2023, as compared to the same period in 2022 and 2019, respectively.
Singapore
From 2020 through early 2022, our operations in Singapore were negatively impacted by the reduction in travel and tourism related to the COVID-19 pandemic. However, the Vaccinated Travel Framework (“VTF”), launched in April 2022, facilitated the resumption of travel for all travelers, including short-term visitors, which has had and continues to have a positive impact on operations at Marina Bay Sands. Airlift passenger movement has increased with 8.37 million passengers having passed through Singapore's Changi Airport in January and February 2023 (the latest statistics currently available), an increase of 488% and a decrease of 22% compared to the same period in 2022 and 2019, respectively.
Visitation to Marina Bay Sands continues to improve since the travel restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased from approximately 246,000 in 2022 to 2.9 million for the three months ended March 31, 2023, while visitation decreased 37.9% when compared to the same period in 2019.
Summary
While the disruptions arising from the COVID-19 pandemic have subsided, given the dynamic nature of these circumstances, the potential future impact on our consolidated results of operations, cash flows and financial condition is uncertain. However, we have a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $6.53 billion and access to $1.50 billion, $537 million and $444 million of available borrowing capacity from our LVSC Revolving Facility, 2018 SCL Revolving Facility and 2012 Singapore Revolving Facility, respectively, as of March 31, 2023. We believe we are able to support continuing operations and complete our major construction projects that are underway.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2022 Annual Report on Form 10-K filed on February 3, 2023.

There were no newly identified significant accounting estimates during the three months ended March 31, 2023, nor were there any material changes to the critical accounting policies and estimates discussed in our 2022 Annual Report.
Recent Accounting Pronouncements
See related disclosure at “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Organization and Business of Company — Recent Accounting Pronouncements.”
Operating Results
Key Operating Revenue Measurements
Operating revenues at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao and Marina Bay Sands are dependent upon the volume of patrons who stay at the hotel, which affects the price charged for hotel rooms and our gaming volume. Operating revenues at Sands Macao are principally driven by the volume of gaming patrons who visit the property on a daily basis.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.15% to 3.45% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 24.6%, 22.0%, 23.2%, 23.0%, 17.3% and 18.8% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 4.4%, 3.9%, 4.1%, 9.1%, 3.4% and 4.3% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 10.5% and 14.0%, respectively, of our table games play was conducted on a credit basis for the three months ended March 31, 2023.
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
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Summary Financial Results
In late December 2022 and early January 2023, the China, Macao and Hong Kong governments lifted most COVID-19 restrictions, which resulted in increased visitation in Macao and the surrounding regions. In April 2022, COVID-19 restrictions in Singapore were eased, which resulted in increased visitation to Marina Bay Sands.
Net revenues for the three months ended March 31, 2023, were $2.12 billion, compared to $943 million for the three months ended March 31, 2022. Operating income was $378 million for the three months ended March 31, 2023, compared to an operating loss of $302 million for the three months ended March 31, 2022. Net income from continuing operations was $145 million for the three months ended March 31, 2023, compared to a net loss from continuing operations of $478 million for the three months ended March 31, 2022. The reopening of more borders and elimination of most pandemic-related restrictions in Macao and elimination of restrictions in Singapore positively impacted our financial results.
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended March 31,
	2023	2022	Percent Change

	(Dollars in millions)
Casino	$1,541	$627	145.8%
Rooms	243	95	155.8%
Food and beverage	124	53	134.0%
Mall	162	149	8.7%
Convention, retail and other	50	19	163.2%
Total net revenues	$2,120	$943	124.8%
Consolidated net revenues were $2.12 billion for the three months ended March 31, 2023, an increase of $1.18 billion compared to $943 million for the three months ended March 31, 2022. The increase was due to increases of $728 million and $449 million at our Macao operations and Marina Bay Sands, respectively.

Net casino revenues increased $914 million compared to the three months ended March 31, 2022. The increase was due to increases of $589 million and $325 million at our Macao operations and Marina Bay Sands, respectively. The elimination of COVID-19 restrictions in Macao beginning in late December 2022 and elimination of restrictions in April 2022 in Singapore led to increased visitation and table games and slot volumes. The following table summarizes the results of our casino activity:

	Three Months Ended March 31,
	2023	2022	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$446	$157	184.1%
Non-Rolling Chip drop	$1,769	$636	178.1%
Non-Rolling Chip win percentage	23.6%	24.9%	(1.3)	pts
Rolling Chip volume	$1,254	$720	74.2%
Rolling Chip win percentage	5.03%	3.25%	1.8	pts
Slot handle	$1,050	$423	148.2%
Slot hold percentage	4.4%	3.0%	1.4	pts
The Londoner Macao
Total net casino revenues	$198	$79	150.6%
Non-Rolling Chip drop	$899	$354	154.0%
Non-Rolling Chip win percentage	22.4%	22.2%	0.2	pts
Rolling Chip volume	$1,452	$369	293.5%
Rolling Chip win percentage	2.36%	4.72%	(2.4)	pts
Slot handle	$788	$232	239.7%
Slot hold percentage	4.1%	3.1%	1.0	pts
The Parisian Macao
Total net casino revenues	$128	$51	151.0%
Non-Rolling Chip drop	$584	$180	224.4%
Non-Rolling Chip win percentage	22.6%	25.5%	(2.9)	pts
Rolling Chip volume	$48	$160	(70.0)%
Rolling Chip win percentage	9.58%	7.95%	1.6	pts
Slot handle	$536	$123	335.8%
Slot hold percentage	4.1%	3.3%	0.80	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$109	$55	98.2%
Non-Rolling Chip drop	$426	$215	98.1%
Non-Rolling Chip win percentage	23.5%	25.9%	(2.4)	pts
Rolling Chip volume	$1,227	$574	113.8%
Rolling Chip win percentage	4.11%	3.29%	0.82	pts
Slot handle	$28	$9	211.1%
Slot hold percentage	8.7%	8.7%	—	pts
Sands Macao
Total net casino revenues	$67	$17	294.1%
Non-Rolling Chip drop	$346	$77	349.4%
Non-Rolling Chip win percentage	17.3%	19.4%	(2.1)	pts
Rolling Chip volume	$30	$80	(62.5)%
Rolling Chip win percentage	8.52%	2.83%	5.69	pts
Slot handle	$407	$124	228.2%
Slot hold percentage	3.5%	3.3%	0.2	pts

	Three Months Ended March 31,
	2023	2022	Change

	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$593	$268	121.3%
Non-Rolling Chip drop	$1,676	$795	110.8%
Non-Rolling Chip win percentage	18.9%	17.7%	1.2	pts
Rolling Chip volume	$7,075	$1,899	272.6%
Rolling Chip win percentage	2.96%	3.30%	(0.34)	pts
Slot handle	$5,563	$3,282	69.5%
Slot hold percentage	4.2%	4.1%	0.1	pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues increased $148 million compared to the three months ended March 31, 2022. The increases in occupancy rates and ADR driven by increased visitation resulted in increases of $89 million and $59 million at our Macao operations and Marina Bay Sands, respectively, compared to the three months ended March 31, 2022. The following table summarizes the results of our room activity:

	Three Months Ended March 31,
	2023	2022	Change

	(Room revenues in millions)
Macao Operations: (1)
The Venetian Macao
Total room revenues	$39	$16	143.8%
Occupancy rate	85.7%	42.7%	43.0	pts
Average daily room rate (ADR)	$207	$153	35.3%
Revenue per available room (RevPAR)	$177	$65	172.3%
The Londoner Macao
Total room revenues	$55	$19	189.5%
Occupancy rate	46.7%	28.0%	18.7	pts
Average daily room rate (ADR)	$231	$154	50.0%
Revenue per available room (RevPAR)	$108	$43	151.2%
The Parisian Macao
Total room revenues	$28	$11	154.5%
Occupancy rate	77.8%	41.3%	36.5	pts
Average daily room rate (ADR)	$156	$119	31.1%
Revenue per available room (RevPAR)	$121	$49	146.9%
The Plaza Macao and Four Seasons Macao
Total room revenues	$20	$9	122.2%
Occupancy rate	66.4%	35.8%	30.6	pts
Average daily room rate (ADR)	$528	$440	20.0%
Revenue per available room (RevPAR)	$351	$157	123.6%
Sands Macao
Total room revenues	$4	$2	100.0%
Occupancy rate	91.0%	57.1%	33.9	pts
Average daily room rate (ADR)	$167	$137	21.9%
Revenue per available room (RevPAR)	$151	$78	93.6%
Singapore Operations:
Marina Bay Sands(2)
Total room revenues	$97	$38	155.3%
Occupancy rate	97.6%	83.8%	13.8	pts
Average daily room rate (ADR)	$594	$257	131.1%
Revenue per available room (RevPAR)	$580	$215	169.8%
__________________________
(1)    During the three months ended March 31, 2023, rooms that were out of service due to labor resource shortages were included in the 2023 hotel statistics.
(2)    During the three months ended March 31, 2023, approximately 500 rooms were under construction for renovation purposes.

Food and beverage revenues increased $71 million compared to the three months ended March 31, 2022. The increased business volume at food and beverage outlets and in banquet operations resulted in increases of $48 million and $23 million at Marina Bay Sands and our Macao operations, respectively.
Mall revenues increased $13 million compared to the three months ended March 31, 2022. The increase was due to increases of $9 million in Macao, driven by a decrease in rent concessions granted to our mall tenants, and $4 million at Marina Bay Sands, driven by an increase in base rent and a decrease in rent concessions.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended March 31,
	2023	2022	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$51	$44	15.9%
Mall gross leasable area (in square feet)	818,693	814,720	0.5%
Occupancy	80.6%	77.6%	3.0	pts
Base rent per square foot	$265	$298	(11.1)%
Tenant sales per square foot(1)	$1,128	$1,328	(15.1)%
Shoppes at Londoner
Total mall revenues	$14	$14	—%
Mall gross leasable area (in square feet)	611,108	555,806	9.9%
Occupancy	55.8%	56.7%	(0.9)	pts
Base rent per square foot	$138	$141	(2.1)%
Tenant sales per square foot(1)	$1,191	$1,528	(22.1)%
Shoppes at Parisian
Total mall revenues	$8	$8	—%
Mall gross leasable area (in square feet)	296,371	296,322	—%
Occupancy	65.7%	73.3%	(7.6)	pts
Base rent per square foot	$113	$135	(16.3)%
Tenant sales per square foot(1)	$435	$586	(25.8)%
Shoppes at Four Seasons
Total mall revenues	$36	$34	5.9%
Mall gross leasable area (in square feet)	248,814	244,208	1.9%
Occupancy	91.6%	94.3%	(2.7)	pts
Base rent per square foot	$558	$549	1.6%
Tenant sales per square foot(1)	$4,691	$6,159	(23.8)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$53	$49	8.2%
Mall gross leasable area (in square feet)	622,653	622,242	0.1%
Occupancy	99.7%	98.9%	0.8	pts
Base rent per square foot	$302	$282	7.1%
Tenant sales per square foot(1)	$2,809	$1,748	60.7%
__________________________
Note:    This table excludes the results of our retail outlets at Sands Macao. As a result of the COVID-19 pandemic, tenants were provided rent concessions during the three months ended March 31, 2022. Base rent per square foot presented above excludes the impact of these rent concessions.

(1)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
Convention, retail and other revenues increased $31 million compared to the three months ended March 31, 2022. The increase was due to an $18 million increase at our Macao operations, primarily driven by increases of $8 million in ferry operations due to the resumption of ferry services in January 2023, $5 million in retail and other revenues (e.g., limo and spa), and $3 million in entertainment revenue driven by increases in visitation. In addition, a $13 million increase at Marina Bay Sands was driven primarily by increases of $6 million in convention revenue and $6 million in other revenues (e.g., museum, SkyPark, and transportation).
Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended March 31,
	2023	2022	Percent Change

	(Dollars in millions)
Casino	$874	$468	86.8%
Rooms	56	43	30.2%
Food and beverage	104	65	60.0%
Mall	21	18	16.7%
Convention, retail and other	39	22	77.3%
Provision for (recovery of) credit losses	(6)	4	(250.0)%
General and administrative	251	218	15.1%
Corporate	57	59	(3.4)%
Pre-opening	2	4	(50.0)%
Development	42	60	(30.0)%
Depreciation and amortization	274	264	3.8%
Amortization of leasehold interests in land	14	14	—%
Loss on disposal or impairment of assets	14	6	133.3%
Total operating expenses	$1,742	$1,245	39.9%
Operating expenses were $1.74 billion for the three months ended March 31, 2023, an increase of $497 million compared to $1.25 billion for the three months ended March 31, 2022, primarily driven by increases of $406 million in casino expenses, $39 million in food and beverage expenses, and $33 million in general and administrative expenses.
Casino expenses increased $406 million compared to the three months ended March 31, 2022. The increase was primarily attributable to increases of $286 million and $86 million in gaming taxes at our Macao operations and Marina Bay Sands, respectively, consistent with increased casino revenues, increases in gaming tax rates of 1% in Macao and 3% in Singapore, and a 1% increase in value added tax in Singapore.
Room expenses increased $13 million compared to the three months ended March 31, 2022. The increase was attributable to increases of $7 million and $6 million at our Macao operations and Marina Bay Sands, respectively, consistent with increased room revenues.
Food and beverage expenses increased $39 million compared to the three months ended March 31, 2022. The increase was due to increases of $33 million and $6 million at Marina Bay Sands and our Macao operations, respectively, primarily driven by increased food outlet and banquet volumes.
Convention, retail and other expenses increased $17 million compared to the three months ended March 31, 2022, primarily driven by increases of $9 million and $6 million at our Macao operations and Marina Bay Sands, respectively. The increases were primarily driven by increases of $7 million in ferry operation expenses due to the resumption of ferry services in January 2023, $3 million in entertainment expenses due to increased event volume, $2 million in convention expenses and $1 million in retail expenses.
Recovery of credit losses was $6 million for three months ended March 31, 2023, compared to a provision for credit losses of $4 million for the three months ended March 31, 2022. The $10 million decrease was primarily driven by collections on Macao casino receivables that were fully reserved for. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $33 million compared to the three months ended March 31, 2022. The increase was primarily due to increases of $26 million and $7 million at Marina Bay Sands and our Macao operations, respectively, driven by increases in payroll and marketing costs, utilities and property taxes.
Development expenses were $42 million for the three months ended March 31, 2023, compared to $60 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, the costs were associated with our evaluation and pursuit of new business opportunities, primarily in New York, Texas and digital gaming related efforts. Development costs are expensed as incurred.
Loss on disposal or impairment of assets was $14 million for three months ended March 31, 2023, compared to $6 million for the three months ended March 31, 2022. The losses incurred for the three months ended March 31, 2023, were primarily due to $8 million in demolition costs related to the renovation at Marina Bay Sands and a $6 million disposal at our Macao operations. The losses incurred for the three months ended March 31, 2022 were primarily due to asset disposals related to aircraft parts of $4 million and asset disposal and demolition costs, primarily at The Londoner Macao, Venetian Macao and Sands Macao.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Three Months Ended March 31,
	2023	2022	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$210	$19	1,005.3%
The Londoner Macao	56	(33)	(269.7)%
The Parisian Macao	46	(11)	(518.2)%
The Plaza Macao and Four Seasons Macao	75	32	134.4%
Sands Macao	10	(17)	(158.8)%
Ferry Operations and Other	1	(1)	(200.0)%
	398	(11)	(3,718.2)%
Marina Bay Sands	394	121	225.6%
Consolidated adjusted property EBITDA(1)	$792	$110	620.0%
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

	Three Months Ended March 31,
	2023	2022

	(In millions)
Consolidated adjusted property EBITDA	$792	$110

Other Operating Costs and Expenses
Stock-based compensation(a)	(11)	(5)
Corporate	(57)	(59)
Pre-opening	(2)	(4)
Development	(42)	(60)
Depreciation and amortization	(274)	(264)
Amortization of leasehold interests in land	(14)	(14)
Loss on disposal or impairment of assets	(14)	(6)
Operating income (loss)	378	(302)
Other Non-Operating Costs and Expenses
Interest income	70	4
Interest expense, net of amounts capitalized	(218)	(156)
Other expense	(35)	(22)
Income tax expense	(50)	(2)
Net income (loss) from continuing operations	$145	$(478)
__________________________
(a)During the three months ended March 31, 2023 and 2022, we recorded stock-based compensation expense of $22 million and $14 million, respectively, of which $11 million and $9 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations increased $409 million compared with the three months ended March 31, 2022, primarily due to increases in casino, room, food and beverage and mall revenues due to increased visitation at our Macao properties driven by the elimination of most COVID-19 restrictions in late December 2022 and early January 2023.
Adjusted property EBITDA at Marina Bay Sands increased $273 million compared to the three months ended March 31, 2022, primarily due to increases in casino, room, food and beverage and mall revenues due to the reopening of borders and elimination of most pandemic-related restrictions in April 2022.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended March 31,
	2023	2022

	(Dollars in millions)
Interest cost	$219	$157
Less — capitalized interest	(1)	(1)
Interest expense, net	$218	$156
Weighted average total debt balance	$16,089	$14,953
Weighted average interest rate	5.4%	4.2%
Interest cost increased $62 million compared to the three months ended March 31, 2022, primarily resulting from an increase in our weighted average total debt balance due to $999 million drawn on the SCL Revolving Facility during the twelve months ended March 31, 2023. The weighted average interest rate increased from 4.2% to 5.4% during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022, primarily driven by the increase in the underlying benchmark rates on our SCL Revolving Facility and our

Singapore Credit Facility, and the increase in interest rates on the SCL senior notes as a result of the credit rating downgrade to BB+ by S&P in February 2022, and by Fitch in June 2022.
Other Factors Affecting Earnings
Interest income was $70 million for the three months ended March 31, 2023, compared to $4 million for the three months ended March 31, 2022. Interest income during the three months ended March 31, 2023, was primarily attributed to $63 million in interest income on money market funds and bank deposits driven by an increase in cash due to the sale of the Las Vegas properties in February 2022 and higher market interest rates. We also had $7 million in interest income on the seller financing loan provided in connection with the sale of the Las Vegas properties.
Other expense was $35 million for the three months ended March 31, 2023, compared to $22 million for the three months ended March 31, 2022. Other expense during the three months ended March 31, 2023, was primarily attributable to foreign currency transaction losses driven by the U.S. dollar-denominated debt held by Sands China Ltd (“SCL”).
Our income tax expense was $50 million on income before income taxes of $195 million for the three months ended March 31, 2023, resulting in an 25.6% effective income tax rate. This compares to a 0.4% effective income tax rate for the three months ended March 31, 2022. The income tax expense for the three months ended March 31, 2023, reflects a 17% statutory tax rate on our Singapore operations and a 21% corporate income tax on our domestic operations. Our operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, our subsidiaries in Macao and their peers received an income tax exemption on gaming operations through December 31, 2022. Our income tax expense is based on our estimated annual effective tax rate for the year applied to year-to-date operating results in accordance with interim accounting guidelines.
We have had the benefit of a corporate tax exemption in Macao, which exempts us from paying the 12% corporate income tax on profits generated by the operation of casino games, but does not apply to our non-gaming activities. We continued to benefit from this tax exemption through December 31, 2022. Additionally, we entered into a shareholder dividend tax agreement with the Macao government in April 2019, effective through June 26, 2022, providing an annual payment as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. In December 2022, we requested a corporate tax exemption on profits generated by the operation of casino games in Macao for the new gaming concession period effective from January 1, 2023 through December 31, 2032, or for a period of corporate tax exemption that the Chief Executive of Macao may deem more appropriate. We are evaluating the timing of an application for a new shareholder dividend tax agreement. There is no assurance either of these arrangements will be granted.
The net loss attributable to our noncontrolling interests was $2 million for the three months ended March 31, 2023, compared to $101 million for the three months ended March 31, 2022. These amounts are related to the noncontrolling interest of SCL.

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
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three months ended March 31, 2023 and 2022:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended March 31, 2023
Mall revenues:
Minimum rents(1)	$41	$30	$8	$5	$38
Overage rents	3	4	3	1	7
CAM, levies and direct recoveries	7	2	3	2	8
Total mall revenues	51	36	14	8	53
Mall operating expenses:
Common area maintenance	3	1	2	1	6
Marketing and other direct operating expenses	3	3	1	1	1
Mall operating expenses	6	4	3	2	7
Property taxes(3)	—	—	—	—	1
Mall-related expenses(4)	$6	$4	$3	$2	$8
For the three months ended March 31, 2022
Mall revenues:
Minimum rents(1)	$44	$30	$7	$6	$37
Overage rents	1	1	4	1	7
Rent concessions(2)	(8)	—	(1)	(1)	(2)
Total overage rents, rent concessions and other	(7)	1	3	—	5
CAM, levies and direct recoveries	7	3	4	2	7
Total mall revenues	44	34	14	8	49
Mall operating expenses:
Common area maintenance	3	1	1	1	4
Marketing and other direct operating expenses	2	2	1	1	1
Mall operating expenses	5	3	2	2	5
Property taxes(3)	—	—	—	—	1
Mall-related expenses(4)	$5	$3	$2	$2	$6
____________________
Note: This table excludes the results of our retail outlets at Sands Macao.
(1)Minimum rents include base rents and straight-line adjustments of base rents.
(2)Rent concessions were provided to tenants as a result of the COVID-19 pandemic and the impact on mall operations.
(3)Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. If the property also qualifies for Tourism Utility Status, the property tax exemption can be extended to twelve years with effect from the opening of the property. The exemption for The Venetian Macao and The Plaza Macao and Four Seasons Macao expired, and the exemption for The Londoner Macao and The Parisian Macao will be expiring in December 2027 and September 2028, respectively.
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
Singapore
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the STB entered into a development agreement (the “Second Development Agreement”) pursuant to which MBS has agreed to construct a development, which will include a hotel tower with luxury rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats (the “MBS Expansion Project”).
The Second Development Agreement provides for a total minimum project cost of approximately 4.50 billion Singapore dollars (“SGD,” approximately $3.39 billion at exchange rates in effect on March 31, 2023). The estimated cost and timing of the total project will be updated as we complete design and begin construction. We expect the total project cost will materially exceed the amounts referenced above from April 2019 based on current market conditions due to inflation, higher material and labor costs and other factors. We have incurred approximately $1.05 billion as of March 31, 2023, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS Expansion Project site.
On March 22, 2023, MBS and the STB entered into a supplemental agreement (the “Supplemental Agreement”), which further extended the construction commencement date to April 8, 2024 and the construction completion date to April 8, 2028, and allowed for changes to the construction and operation plans under the Second Development Agreement.
We amended our 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Second Development Agreement. On September 7, 2021, we amended the 2012 Singapore Credit Facility, which, among other things, extended the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project to March 31, 2022. As noted above, we are in the process of completing the design and reviewing the budget and timing of the MBS expansion due to various factors. As a result, the construction cost estimate and construction schedule were not delivered to the lenders by the extended deadline, and we will not be permitted to make further draws on the Singapore Delayed Draw Term Facility until these items are delivered. We do not anticipate material spend related to the MBS Expansion Project prior to the delivery of these items to lenders.
We are also accomplishing the approximately $1.0 billion renovation of Marina Bay Sands, which will introduce world-class suites in Tower 1 and Tower 2, and substantially upgrade the overall guest experience for premium customers. This project is in addition to our previously announced plans for the MBS Expansion Project and is expected to be completed by the end of 2023.

Macao
Under the Concession, we are required to invest a minimum of 30.24 billion patacas (approximately $3.74 billion at exchange rates in effect on March 31, 2023), in certain gaming and non-gaming projects in Macao by December 2032. The specific investments to be carried out are determined annually by VML and proposed to the Macao government for approval. These investments will be in connection with, among others, attracting international visitors to Macao, conventions and exhibitions, entertainment shows, sporting events, culture and art, health and wellness, themed attractions, supporting Macao’s position as a city of gastronomy, and increasing community and maritime tourism. We expect to invest 27.80 billion patacas (approximately $3.44 billion at exchange rates in effect on March 31, 2023) in non-gaming projects. VML submitted the list of investments and projects it intends to carry out in 2023 to the Macao government on March 31, 2023 and is currently pending their approval.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	2023	2022

	(In millions)
Net cash generated from (used in) operating activities from continuing operations	$441	$(500)
Cash flows from investing activities from continuing operations:
Capital expenditures	(166)	(137)
Proceeds from disposal of property and equipment	—	3
Acquisition of intangible assets and other	(16)	(12)
Net cash used in investing activities from continuing operations	(182)	(146)
Cash flows from financing activities from continuing operations:
Tax withholding on vesting of equity awards	(1)	—
Proceeds from long-term debt	—	201
Repayments on long-term debt	(17)	(17)
Payments of financing costs	(1)	(9)
Other	(17)	—
Transactions with discontinued operations	—	4,998
Net cash (used in) generated from financing activities from continuing operations	$(36)	$5,173
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis and to a lesser extent as a trade receivable. Operating cash flows are generally affected by changes in operating income, accounts receivable, gaming related liabilities and interest payments. Cash flows from operating activities for the three months ended March 31, 2023, increased $941 million as compared to the three months ended March 31, 2022. The increase in cash generated from operations was primarily due to our Macao and Singapore operations generating increased operating income driven by the acceleration of visitation and the elimination of most pandemic-related restrictions in Singapore, beginning in April 2022, and in Macao, beginning in late December 2022, partially offset by increased receivables due to greater casino revenues.

Cash Flows — Investing Activities
Capital expenditures for the three months ended March 31, 2023, totaled $166 million. Included in this amount was $115 million for construction activities at Marina Bay Sands in Singapore and $38 million for construction and development activities in Macao, which consisted of $24 million for The Londoner Macao, $11 million for The Venetian Macao, $2 million for The Plaza Macao and Four Seasons Macao and $1 million for Sands Macao. Additionally, this amount included $13 million for corporate and other costs.
Capital expenditures for the three months ended March 31, 2022, totaled $137 million. Included in this amount was $84 million for construction and development activities in Macao, which consisted primarily of $67 million for The Londoner Macao, $14 million for The Venetian Macao and $2 million for The Plaza Macao and Four Seasons Macao. Additionally, this amount included $50 million at Marina Bay Sands in Singapore and $3 million for corporate and other costs.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $36 million for the three months ended March 31, 2023, which was primarily attributable to $17 million in repayments on long-term debt and $17 million in other financial liability payments.
Net cash flows generated from financing activities were $5.17 billion for the three months ended March 31, 2022, which was primarily attributable to the net proceeds from the sale of the Las Vegas properties of $4.89 billion. Additionally, $201 million was received from the drawdown of our SCL revolving facility. These items were partially offset by $17 million in repayments on long-term debt and $9 million in deferred offering costs relating to obtaining LVSC Revolving Facility lender consents to consummate the Las Vegas sale.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments and operating cash flows.
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio, as defined per the respective facility agreements. As of March 31, 2023, our U.S. and Singapore leverage ratios, as defined per the respective credit facility agreements, were 3.2x and 2.4x, respectively, compared to the maximum leverage ratios allowed of 4.0x and 4.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
In November 2022, SCL entered into a waiver and amendment request letter, pursuant to which lenders, among other things, waived SCL’s requirement to ensure the leverage ratio does not exceed 4.0x and the interest coverage ratio is greater than 2.50x, through July 31, 2023. The 2018 SCL Credit Facility expires on July 31, 2023; however, we believe we will be successful in extending the maturity date of the facility prior to its expiration. If we are unable to extend the maturity date or refinance the 2018 SCL Credit Facility, we would be required to seek alternative forms of capital to repay the outstanding balance and our available liquidity may be reduced.
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
We held unrestricted cash and cash equivalents of approximately $6.53 billion and restricted cash of approximately $124 million as of March 31, 2023, which approximately $2.67 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.67 billion, approximately $2.09 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to levels of earnings, cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, laws and regulations currently applicable to our subsidiaries and restrictions in connection with their contractual arrangements. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
We believe the unrestricted cash and cash equivalents of $6.53 billion and cash flow generated from operations, as well as the $2.48 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit, and SGD 3.69 billion (approximately $2.78 billion at exchange rates in effect on March 31, 2023) under our Singapore Delayed Draw Term Facility as of March 31, 2023 (only available for draws after the construction cost estimate and construction schedule for the MBS Expansion Project have been delivered to the lenders), will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities and debt obligations. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure.
We have suspended our quarterly dividend program beginning in April 2020, and SCL suspended its dividend payments after paying its interim dividend for 2019 on February 21, 2020.
We believe we have a strong balance sheet and sufficient liquidity in place, including access to available borrowing capacity under our credit facilities. We also believe we are well positioned to support our continuing operations, complete the major construction projects underway and meet our commitments under the Macao Concession.
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
•uncertainty about the pace of recovery of travel and tourism in Asia from the impacts of the COVID-19 pandemic;
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
•our ability to compete for limited management and labor resources in Macao and Singapore, and policies of those governments that may also affect our ability to employ imported managers or labor from other countries;
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
As of March 31, 2023, the estimated fair value of our long-term debt was approximately $15.24 billion, compared to its contractual value of $16.07 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $358 million. A hypothetical 100 basis point change in Secured Overnight Financing Rate (“SOFR”), Hong Kong Inter-Bank Offered Rate (“HIBOR”) and Swap Offer Rate (“SOR”) would cause our annual interest cost on our long-term debt to change by approximately $36 million.
Foreign currency transaction losses were $37 million for the three months ended March 31, 2023, primarily due to U.S. dollar denominated debt issued by SCL. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of March 31, 2023, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $21 million, and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $58 million (net of the impact from the foreign currency swap agreements). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2023, and have concluded they are effective at the reasonable assurance level.
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

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 8 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1†
Amendment No. 4 to Revolving Credit Agreement, dated as of January 30, 2023, by and among Las Vegas Sands Corp., the Lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on January 31, 2023).

10.2†	Supplemental Development Agreement, dated March 22, 2023, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements.

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
†    Certain identified information has been redacted from the exhibit in accordance with Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.

LAS VEGAS SANDS CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

April 21, 2023	By:	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

April 21, 2023	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)