Form 10-Q
period 2023-06-30
LAS VEGAS SANDS CORP
filed 2023-07-21
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32373
_________________________________________________________
LAS VEGAS SANDS CORP.
(Exact name of registration as specified in its charter)
_________________________________________________________

Nevada	27-0099920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5420 S. Durango Dr.
Las Vegas,	Nevada	89113
(Address of principal executive offices)		(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2023
Common Stock ($0.001 par value)	764,447,123 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,768	$6,311
Accounts receivable, net of provision for credit losses of $203 and $217	336	267
Inventories	32	28
Prepaid expenses and other	154	138
Total current assets	6,290	6,744
Loan receivable	1,179	1,165
Property and equipment, net	11,591	11,451
Restricted cash	124	125
Deferred income taxes, net	136	131
Leasehold interests in land, net	2,075	2,128
Goodwill and intangible assets, net	631	64
Other assets, net	244	231
Total assets	$22,270	$22,039
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$135	$89
Construction payables	179	189
Other accrued liabilities	1,719	1,458
Income taxes payable	171	135
Current maturities of long-term debt	71	2,031
Total current liabilities	2,275	3,902
Other long-term liabilities	842	382
Deferred income taxes	145	152
Long-term debt	14,849	13,947
Total liabilities	18,111	18,383
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 shares issued, 764 shares outstanding	1	1
Treasury stock, at cost, 69 shares	(4,481)	(4,481)
Capital in excess of par value	6,708	6,684
Accumulated other comprehensive loss	(41)	(7)
Retained earnings	2,143	1,684
Total Las Vegas Sands Corp. stockholders’ equity	4,330	3,881
Noncontrolling interests	(171)	(225)
Total equity	4,159	3,656
Total liabilities and equity	$22,270	$22,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$1,862	$709	$3,403	$1,336
Rooms	296	97	539	192
Food and beverage	143	63	267	116
Mall	172	148	334	297
Convention, retail and other	69	28	119	47
Net revenues	2,542	1,045	4,662	1,988
Operating expenses:
Casino	1,034	445	1,908	913
Rooms	71	41	127	84
Food and beverage	117	73	221	138
Mall	21	19	42	37
Convention, retail and other	50	24	89	46
Provision for (recovery of) credit losses	5	2	(1)	6
General and administrative	279	238	530	456
Corporate	60	55	117	114
Pre-opening	8	3	10	7
Development	54	22	96	82
Depreciation and amortization	288	256	562	520
Amortization of leasehold interests in land	14	14	28	28
Loss on disposal or impairment of assets	4	—	18	6
	2,005	1,192	3,747	2,437
Operating income (loss)	537	(147)	915	(449)
Other income (expense):
Interest income	76	14	146	18
Interest expense, net of amounts capitalized	(210)	(162)	(428)	(318)
Other income (expense)	14	(9)	(21)	(31)
Income (loss) from continuing operations before income taxes	417	(304)	612	(780)
Income tax expense	(49)	(110)	(99)	(112)
Net income (loss) from continuing operations	368	(414)	513	(892)
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	—	—	46
Gain on disposal of discontinued operations, net of tax	—	—	—	2,861
Adjustment to gain on disposal of discontinued operations, net of tax	—	(3)	—	(3)
Income (loss) from discontinued operations, net of tax	—	(3)	—	2,904
Net income (loss)	368	(417)	513	2,012
Net (income) loss attributable to noncontrolling interests from continuing operations	(56)	127	(54)	228
Net income (loss) attributable to Las Vegas Sands Corp.	$312	$(290)	$459	$2,240
Earnings (loss) per share - basic:
Income (loss) from continuing operations	$0.41	$(0.38)	$0.60	$(0.87)
Income from discontinued operations, net of tax	—	—	—	3.80
Net income (loss) attributable to Las Vegas Sands Corp.	$0.41	$(0.38)	$0.60	$2.93
Earnings (loss) per share - diluted:
Income (loss) from continuing operations	$0.41	$(0.38)	$0.60	$(0.87)
Income from discontinued operations, net of tax	—	—	—	3.80
Net income (loss) attributable to Las Vegas Sands Corp.	$0.41	$(0.38)	$0.60	$2.93
Weighted average shares outstanding:
Basic	764	764	764	764
Diluted	767	764	767	764
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions) (Unaudited)
Net income (loss)	$368	$(417)	$513	$2,012
Currency translation adjustment	(52)	(61)	(29)	(65)
Cash flow hedge fair value adjustment	(1)	6	(6)	—
Total comprehensive income (loss)	315	(472)	478	1,947
Comprehensive (income) loss attributable to noncontrolling interests	(55)	125	(53)	229
Comprehensive income (loss) attributable to Las Vegas Sands Corp.	$260	$(347)	$425	$2,176
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at March 31, 2022	$1	$(4,481)	$6,656	$(29)	$2,382	$148	$4,677
Net loss	—	—	—	—	(290)	(127)	(417)
Currency translation adjustment	—	—	—	(61)	—	—	(61)
Cash flow hedge fair value adjustment	—	—	—	4	—	2	6
Stock-based compensation	—	—	10	—	—	1	11
Tax withholding on vesting of equity awards	—	—	(1)	—	—	—	(1)
Balance at June 30, 2022	$1	$(4,481)	$6,665	$(86)	$2,092	$24	$4,215

Balance at January 1, 2022	$1	$(4,481)	$6,646	$(22)	$(148)	$252	$2,248
Net income (loss)	—	—	—	—	2,240	(228)	2,012
Currency translation adjustment	—	—	—	(64)	—	(1)	(65)
Stock-based compensation	—	—	20	—	—	1	21
Tax withholding on vesting of equity awards	—	—	(1)	—	—	—	(1)
Balance at June 30, 2022	$1	$(4,481)	$6,665	$(86)	$2,092	$24	$4,215

Balance at March 31, 2023	$1	$(4,481)	$6,694	$11	$1,831	$(227)	$3,829
Net income	—	—	—	—	312	56	368
Currency translation adjustment	—	—	—	(51)	—	(1)	(52)
Cash flow hedge fair value adjustment	—	—	—	(1)	—	—	(1)
Exercise of stock options	—	—	3	—	—	—	3
Stock-based compensation	—	—	11	—	—	1	12
Balance at June 30, 2023	$1	$(4,481)	$6,708	$(41)	$2,143	$(171)	$4,159

Balance at January 1, 2023	$1	$(4,481)	$6,684	$(7)	$1,684	$(225)	$3,656
Net income	—	—	—	—	459	54	513
Currency translation adjustment	—	—	—	(29)	—	—	(29)
Cash flow hedge fair value adjustment	—	—	—	(5)	—	(1)	(6)
Exercise of stock options	—	—	3	—	—	—	3
Stock-based compensation	—	—	22	—	—	1	23
Tax withholding on vesting of equity awards	—	—	(1)	—	—	—	(1)
Balance at June 30, 2023	$1	$(4,481)	$6,708	$(41)	$2,143	$(171)	$4,159
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022

	(In millions) (Unaudited)
Cash flows from operating activities from continuing operations:
Net income (loss) from continuing operations	$513	$(892)
Adjustments to reconcile net income (loss) to net cash generated from (used in) operating activities:
Depreciation and amortization	562	520
Amortization of leasehold interests in land	28	28
Amortization of deferred financing costs and original issue discount	31	28
Change in fair value of derivative asset/liability	(3)	(1)
Paid-in-kind interest income	(14)	—
Loss on disposal or impairment of assets	8	5
Stock-based compensation expense	22	20
Provision for (recovery of) credit losses	(1)	6
Foreign exchange loss	24	31
Deferred income taxes	(10)	(47)
Changes in operating assets and liabilities:
Accounts receivable	(71)	35
Other assets	(34)	6
Accounts payable	46	(1)
Other liabilities	281	(428)
Net cash generated from (used in) operating activities from continuing operations	1,382	(690)
Cash flows from investing activities from continuing operations:
Capital expenditures	(362)	(335)
Proceeds from disposal of property and equipment	—	6
Acquisition of intangible assets and other	(239)	(103)
Net cash used in investing activities from continuing operations	(601)	(432)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	3	—
Tax withholding on vesting of equity awards	(1)	(1)
Proceeds from long-term debt	—	700
Repayments of long-term debt	(1,287)	(35)
Payments of financing costs	(1)	(9)
Other	(21)	—
Transactions with discontinued operations	—	5,032
Net cash generated from (used in) financing activities from continuing operations	(1,307)	5,687
Cash flows from discontinued operations:
Net cash generated from operating activities	—	149
Net cash generated from investing activities	—	4,883
Net cash used in financing activities	—	(5,032)
Net cash provided to (used in) discontinued operations	—	—
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	(18)	(22)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(544)	4,543
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	6,436	1,925
Cash, cash equivalents and restricted cash and cash equivalents at end of period for continuing operations	$5,892	$6,468
Supplemental disclosure of cash flow information
Cash payments for interest, net of amounts capitalized	$391	$278
Cash payments for taxes, net of refunds	$86	$344
Change in construction payables	$(10)	$(26)

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
The Macao government announced total visitation from mainland China to Macao increased approximately 118.3% and decreased approximately 50.1%, during the five months ended May 31, 2023 (the latest statistics currently available), as compared to the same period in 2022 and 2019 (pre-pandemic), respectively. The Macao government also announced gross gaming revenue increased approximately 205.1% and decreased approximately 46.4%, during the six months ended June 30, 2023, as compared to the same period in 2022 and 2019, respectively.
Singapore
From 2020 through early 2022, the Company’s operations in Singapore were negatively impacted by the reduction in travel and tourism related to the COVID-19 pandemic. However, the Vaccinated Travel Framework (“VTF”), launched in April 2022, facilitated the resumption of travel and had a positive impact on operations at Marina Bay Sands. During February 2023, any remaining COVID-19 border measures were lifted.
Visitation to Marina Bay Sands continues to improve since the travel restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased from approximately 1.5 million in 2022 to 6.3 million for the six months ended June 30, 2023, while visitation decreased 32.6% when compared to the same period in 2019.
Summary
While the disruptions arising from the COVID-19 pandemic have subsided, given the dynamic nature of these circumstances, the potential future impact, if any, on the Company’s consolidated results of operations, cash flows and financial condition is uncertain. However, the Company has a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $5.77 billion and access to $1.50 billion, $1.74 billion and $435 million of available borrowing capacity from the Company’s LVSC Revolving Facility, 2018 SCL Revolving Facility and 2012 Singapore Revolving Facility, respectively, as of June 30, 2023. The Company believes it is able to support continuing operations and complete the Company’s major construction projects that are underway.
Development Projects
New York
On June 2, 2023, the Company acquired the Nassau Coliseum from Nassau Live Center, LLC and related entities, which included the right to lease the underlying land from the County of Nassau in the State of New York

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(the “Nassau Coliseum Transaction”). The Company purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. There is no assurance the Company will be able to obtain such casino license.
Singapore
In April 2019, the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the STB entered into a development agreement (the “Second Development Agreement”) pursuant to which MBS has agreed to construct a development, which will include a hotel tower with luxury rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats (the “MBS Expansion Project”). The Second Development Agreement provides for a total minimum project cost of approximately 4.50 billion Singapore dollars (“SGD,” approximately $3.32 billion at exchange rates in effect on June 30, 2023). The estimated cost and timing of the total project will be updated as the Company completes design and begins construction. The Company expects the total project cost will materially exceed the amounts referenced above from April 2019 based on current market conditions due to inflation, higher material and labor costs and other factors. The Company has incurred approximately $1.07 billion as of June 30, 2023, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS Expansion Project site. On March 22, 2023, MBS and the STB entered into a supplemental agreement, which further extended the construction commencement date to April 8, 2024 and the construction completion date to April 8, 2028, and allowed for changes to the construction and operation plans under the Second Development Agreement.
Recent Accounting Pronouncements
The Company’s management has evaluated the accounting standards that have been recently issued, but not yet effective, or those proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position, results of operations and cash flows.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Accounts receivable consists of the following:

	June 30, 2023	December 31, 2022

	(In millions)
Casino	$442	$341
Rooms	26	34
Mall	34	64
Other	37	45
	539	484
Less - provision for credit losses	(203)	(217)
	$336	$267
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	2023	2022

	(In millions)
Balance at January 1	$217	$232
Provision for (recovery of) credit losses	(1)	6
Write-offs	(11)	(24)
Exchange rate impact	(2)	(3)
Balance at June 30	$203	$211
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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2023	2022	2023	2022	2023	2022

	(In millions)
Balance at January 1	$81	$74	$72	$61	$614	$618
Balance at June 30	137	68	66	63	654	574
Increase (decrease)	$56	$(6)	$(6)	$2	$40	$(44)
____________________
(1)Of this amount, $154 million and $149 million as of June 30 and January 1, 2023, respectively, and $144 million and $145 million as of June 30 and January 1, 2022, related to mall deposits that are accounted for based on lease terms usually greater than one year.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 3 — Goodwill and Intangible Assets, Net
Goodwill and intangible assets consist of the following:

	June 30, 2023	December 31, 2022

	(In millions)
Finite-lived intangible assets:
Macao concession	$495	$—
Marina Bay Sands gaming license	53	54
	548	54
Less — accumulated amortization	(45)	(12)
	503	42
Indefinite-lived intangible assets	18	12
Goodwill	110	10
Total goodwill and intangible assets, net	$631	$64
Macao Concession
On December 16, 2022, the Macao government announced the award of six definitive gaming concessions, one of which was awarded to Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd.), and on January 1, 2023, VML entered into a ten-year gaming concession contract with the Macao government (the “Concession”). Under the terms of the Concession, VML is required to pay the Macao government an annual gaming premium consisting of a fixed portion and a variable portion. The fixed portion of the premium is 30 million patacas (approximately $4 million at exchange rates in effect on June 30, 2023). The variable portion is 300,000 patacas per gaming table reserved exclusively for certain types of games or players, 150,000 patacas per gaming table not so reserved (the mass rate) and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,158, $18,579 and $124, respectively, at exchange rates in effect on June 30, 2023).
On December 30, 2022, VML and certain other subsidiaries of the Company, confirmed and agreed to revert certain gaming equipment and gaming areas to the Macao government without compensation and free of any liens or charges in accordance with, and upon the expiry of, VML’s subconcession. On the same day, VML and the Macao government entered into a handover record (the “Handover Record”) granting VML the right to operate the reverted gaming equipment and gaming areas for the duration of the Concession in consideration for the payment of an annual fee. The annual fee is calculated based on a price per square meter of reverted gaming area, being 750 patacas per square meter in the first three years and 2,500 patacas per square meter in the subsequent seven years (approximately $93 and $310, respectively, at exchange rates in effect on June 30, 2023). The price per square meter used to determine the annual fee will be adjusted annually based on Macao’s average price index of the corresponding preceding year. The annual fee is estimated to be $13 million for the first three years and $42 million for the following seven years, subject to the aforementioned adjustment.
On January 1, 2023, the Company recognized an intangible asset and financial liability of 4.0 billion patacas (approximately $495 million at exchange rates in effect on June 30, 2023), representing the right to operate the gaming equipment and the gaming areas, the right to conduct games of chance in Macao and the unconditional obligation to make payments under the Concession. This intangible asset comprises the contractually obligated annual payments of fixed and variable premiums, as well as fees associated with the above-described Handover Record. The contractually obligated annual variable premium payments associated with the intangible asset was determined using the maximum number of table games at the mass rate and the maximum number of gaming machines that VML is currently allowed to operate by the Macao government. In the accompanying condensed consolidated balance sheet, the noncurrent portion of the financial liability is included in “Other long-term liabilities” and the current portion is included in “Other accrued liabilities.” The intangible asset is being amortized on a straight-line basis over the period of the Concession, being ten years.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Amortization expense for all intangible assets was $17 million and $4 million for the three months ended June 30, 2023 and 2022, respectively, and $34 million and $9 million for the six months ended June 30, 2023 and 2022, respectively. The estimated future amortization expense for all intangible assets is approximately $34 million for the six months ending December 31, 2023, and $67 million, $55 million, $50 million, $50 million for the years ending December 31, 2024, 2025, 2026 and 2027, respectively, and $248 million thereafter.
Nassau Coliseum
On June 2, 2023, the Company closed on its acquisition of the Nassau Coliseum, an entertainment arena in the State of New York. The Company paid an aggregate amount of $241 million, consisting of $221 million upon closing and a $20 million deposit made in 2022. The purchase of the Nassau Coliseum, which continues to operate following the closing of the sale, primarily included the fixed assets related to the arena and the right to lease the underlying land from the owner, the County of Nassau in the State of New York. This transaction resulted in the recognition of $100 million of goodwill. The Company purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. There is no assurance the Company will be able to obtain such casino license.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 4 — Long-Term Debt
Long-term debt consists of the following:

	June 30, 2023	December 31, 2022

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	$1,746	$1,745
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $2)	498	498
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $6 and $7, respectively)	994	993
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $6)	744	744
Other(2)	201	—
Macao Related(1):
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $6 and $7, respectively)	1,794	1,793
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	796	795
2.300% Senior Notes due 2027 (net of unamortized original issue discount and deferred financing costs of $5 and $6, respectively)	695	694
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $12 and $13, respectively)	1,888	1,887
2.850% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $6)	644	644
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $8)	692	692
3.250% Senior Notes due 2031 (net of unamortized original issue discount and deferred financing costs of $5)	595	595
2018 SCL Credit Facility — Revolving	749	1,958
Other(2)	19	22
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $28 and $33, respectively)	2,817	2,870
2012 Singapore Credit Facility — Delayed Draw Term	47	46
Other	1	2
	14,920	15,978
Less — current maturities	(71)	(2,031)
Total long-term debt	$14,849	$13,947
____________________
(1)Unamortized deferred financing costs of $44 million and $60 million as of June 30, 2023 and December 31, 2022, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in “Other assets, net,” and “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets.
(2)Includes finance leases related to the U.S. of $201 million as of June 30, 2023 and Macao of $18 million and $21 million as of June 30, 2023 and December 31, 2022, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
LVSC Revolving Facility
As of June 30, 2023, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
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
On June 30, 2023, LVSC entered into Amendment No. 5 (the “Fifth Amendment”) with lenders to the LVSC Revolving Credit Agreement. Pursuant to the Fifth Amendment, the existing LVSC Revolving Credit Agreement was amended to update the terms therein and provide for the adoption of the Secured Overnight Financing Rate (“SOFR”) as the benchmark interest rate.
2018 SCL Credit Facility
On May 11, 2023, Sands China Ltd. (“SCL,” a majority-owned subsidiary of the Company) entered into an amended and restated facility agreement (the “A&R Facility Agreement”) with respect to certain provisions of the 2018 SCL Credit Facility, pursuant to which lenders have (a) extended the termination date for the Hong Kong Dollar (“HKD”) commitments and U.S. dollar commitments of the lenders that consented to the waivers and amendments in the A&R Facility Agreement (the “Extending Lenders”) from July 31, 2023 to July 31, 2025; (b) extended to (and including) January 1, 2024, the waiver period for the requirement for SCL to comply with the requirements that SCL ensure (i) the consolidated leverage ratio does not exceed 4.0x and (ii) the consolidated interest coverage ratio is not less than 2.5x; (c) amended the definition of consolidated total debt such that it excludes any financial indebtedness that is subordinated and subject in right of payment to the prior payment in full of the A&R Facility Agreement (including the $1.0 billion subordinated unsecured term loan facility made available by the Company to SCL); (d) amended the maximum permitted consolidated leverage ratio as of the last day of each of the financial quarters ending March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, and subsequent financial quarters to be 6.25x, 5.5x, 5.0x, 4.5x, and 4.0x, respectively; and (e) extended to (and including) January 1, 2025, the period during which SCL’s ability to declare or make any dividend payment or similar distribution is restricted if at such time (x) the Total Commitments (as defined in the A&R Facility Agreement) exceed $2.0 billion by SCL’s exercise of the option to increase the Total Commitments by an aggregate amount of up to $1.0 billion and (y) the consolidated leverage ratio is greater than 4.0x, unless, after giving effect to such payment, the sum of (i) the aggregate amount of cash and cash equivalents of SCL on such date and (ii) the aggregate amount of the undrawn facility under the A&R Facility Agreement and unused commitments under other credit facilities of SCL is greater than $2.0 billion. The amendments shall take effect with respect to the Extended Commitments on July 31, 2023. Pursuant to the A&R Facility Agreement, SCL will pay a customary fee to the Extending Lenders that consented.
The Extending Lenders’ HKD commitments total HKD 17.63 billion (approximately $2.25 billion at exchange rates in effect on May 11, 2023) and U.S. dollar commitments total $237 million, which together represent 100% of the total available commitments under the A&R Facility Agreement.
As of June 30, 2023, SCL had $1.74 billion of available borrowing capacity under the 2018 SCL Revolving Facility comprised of HKD commitments of HKD 12.32 billion (approximately $1.57 billion at exchange rates in effect on June 30, 2023) and U.S. dollar commitments of $166 million.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
2012 Singapore Credit Facility
As of June 30, 2023, MBS had SGD 590 million (approximately $435 million at exchange rates in effect on June 30, 2023) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee for SGD 153 million (approximately $113 million at exchange rates in effect on June 30, 2023) pursuant to a development agreement.
During 2021, the Company amended its 2012 Singapore Credit Facility, which, among other things, extended to March 31, 2022, the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project. The Company is in the process of reviewing the budget and timing of the MBS expansion due to various factors. As a result, the construction cost estimate and construction schedule were not delivered to the lenders by the March 31, 2022 deadline. As of June 30, 2023, there is SGD 3.69 billion (approximately $2.72 billion at exchange rates in effect on June 30, 2023) left of total borrowing capacity, which is only available to be drawn under the Singapore Delayed Draw Term Facility after the construction cost estimate and construction schedule for the MBS Expansion Project are delivered to lenders. The Company does not anticipate material spend related to the MBS Expansion Project prior to the delivery of these items to the lenders.
Debt Covenant Compliance
As of June 30, 2023, management believes the Company was in compliance with all debt covenants. The Company amended its 2018 SCL Credit Facility to, among other things, waive SCL’s requirement to comply with financial covenants through July 31, 2023, which will be extended to January 1, 2024, effective from July 31, 2023, which include a maximum leverage ratio of total debt to trailing twelve-months adjusted earnings before interest, income taxes, depreciation and amortization, calculated in accordance with the A&R Facility Agreement.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Six Months Ended June 30,
	2023	2022

	(In millions)
Proceeds from 2018 SCL Credit Facility	$—	$700
	$—	$700

Repayments on 2018 SCL Credit Facility	$(1,198)	$—
Repayments on 2012 Singapore Credit Facility	(31)	(30)
Repayments on Other Long-Term Debt	(58)	(5)
	$(1,287)	$(35)
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of June 30, 2023 and December 31, 2022, was approximately $13.92 billion and $15.14 billion, respectively, compared to its contractual value of $14.79 billion and $16.06 billion, respectively. The estimated fair value of the Company’s long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 5 — Equity and Earnings (Loss) Per Share
Common Stock
Dividends
In July 2023, the Company’s Board of Directors declared a quarterly dividend of $0.20 per common share (a total estimated to be approximately $153 million) to be paid on August 16, 2023, to stockholders of record on August 8, 2023.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	764	764	764	764
Potential dilution from stock options and restricted stock and stock units	3	—	3	—
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	767	764	767	764
Antidilutive stock options excluded from the calculation of diluted earnings (loss) per share	2	15	3	15
Note 6 — Income Taxes
The Company’s effective income tax rate from continuing operations was 16.2% for the six months ended June 30, 2023, compared to 14.4% for the six months ended June 30, 2022. The effective income tax rate for the six months ended June 30, 2023 reflects a 17% statutory tax rate on the Company’s Singapore operations, a 21% corporate income tax rate on its domestic operations, and a zero percent tax rate on its Macao gaming operations.
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
Note 7 — Leases
Lessee
The Company has operating and finance leases for various real estate (including leasehold interests in land) and equipment. Certain of these lease agreements include rental payments adjusted periodically for inflation, rental payments based on usage and rental payments contingent on certain events occurring (e.g., the Nassau Land Lease rental payments will increase in the event the Company is awarded a gaming license in New York). Certain of the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Company’s leases include options to extend the lease term by one month to 10 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Nassau Coliseum
In conjunction with the Nassau Coliseum Transaction, the Company entered into a lease agreement with the County of Nassau in the State of New York, for the use and exclusive right to develop and operate assets on approximately 72 acres of land, including the Nassau Coliseum and other improvements thereon (the “Nassau Land Lease”), which commenced on June 2, 2023 and has a 99-year lease term. The Company is required to make annual rent payments in the amounts and at the times specified in the Nassau Land Lease agreement, including additional rent payments contingent on certain events occurring as defined in the agreement. As of June 30, 2023, the related right-of-use (“ROU”) asset and finance lease liability were $279 million and $201 million, respectively. Refer to “Note 3 — Goodwill and Intangible Assets, Net” for further details on this transaction.
In the accompanying condensed consolidated balance sheet, the Nassau Land Lease ROU asset is included in “Property and equipment, net” and the noncurrent portion of the related finance lease liability is included in “Long-term debt.” A one-time rent payment of $54 million was made under the finance lease liability within two business days of the lease term commencement date and is included in cash flows used in financing activities.
The future minimum lease payments are $3 million for the period ending December 31, 2023, $6 million for each of the years ending December 31, 2024 through 2027, and $1.77 billion thereafter.
Lessor
Lease revenue for the Company’s mall operations consists of the following:

	Three Months Ended June 30,
	2023		2022
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$123	$1	$126	$1
Overage rents	25	—	12	—
Rent concessions(1)	—	—	(12)	—
Total overage rents and rent concessions	25	—	—	—
	$148	$1	$126	$1

	Six Months Ended June 30,
	2023		2022
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$244	$1	$250	$1
Overage rents	43	—	26	—
Rent concessions(1)	—	—	(24)	—
Total overage rents and rent concessions	43	—	2	—
	$287	$1	$252	$1
___________________
(1)Rent concessions were provided to tenants as a result of the COVID-19 pandemic and the impact on mall operations.

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
On January 19, 2012, AAEC filed another claim (the “Macao Action”) with the Macao Judicial Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), LVSLLC and VCR (collectively, the “Defendants”). The claim was for 3.0 billion patacas (approximately $372 million at exchange rates in effect on June 30, 2023). The Macao Action alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001.
On March 24, 2014, the Macao Judicial Court issued a decision holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings. On May 8, 2014, AAEC lodged an appeal against that decision and the appeal is currently pending.
On June 5, 2015, the U.S. Defendants applied to the Macao Judicial Court to dismiss the claims against them as res judicata based on the dismissal of the Prior Action. On March 16, 2016, the Macao Judicial Court dismissed the defense of res judicata. An appeal against that decision was lodged by U.S. Defendants on April 7, 2016. At the end of December 2016, all the appeals were transferred to the Macao Second Instance Court.
Evidence gathering by the Macao Judicial Court commenced by letters rogatory, which was completed on March 14, 2019.
On July 15, 2019, AAEC submitted a request to the Macao Judicial Court to increase the amount of its claim to 96.45 billion patacas (approximately $11.95 billion at exchange rates in effect on June 30, 2023), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022. On September 4, 2019, the Macao Judicial Court allowed AAEC’s amended request. The U.S. Defendants appealed the decision allowing the amended claim on September 17, 2019; the Macao Judicial Court accepted the appeal on September 26, 2019, and that appeal is currently pending.
On April 16, 2021, the U.S. Defendants moved to reschedule the trial because of the ongoing COVID-19 pandemic. The Macao Judicial Court denied the U.S. Defendants’ motion on May 28, 2021. The LVSC entities appealed that ruling on June 16, 2021, and that appeal is currently pending.
The trial began on June 16, 2021. By order dated June 17, 2021, the Macao Judicial Court scheduled additional trial dates in late 2021 to hear witnesses who were subject to COVID-19 travel restrictions that prevented or severely limited their ability to enter Macao. The U.S. Defendants appealed certain aspects of the Macao Judicial Court’s June 17, 2021 order, and that appeal is currently pending.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on June 30, 2023) based on Plaintiff’s July 15, 2019 amendment. By motion dated July 20, 2021, the U.S. Defendants moved for an order withdrawing that invoice. The Macao Judicial Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021, and that appeal is currently pending. By order dated September 29, 2021, the Macao Judicial Court ordered that the invoice for supplemental court fees be stayed pending resolution of that appeal.
From December 17, 2021 to January 19, 2022, Plaintiff submitted additional documents to the court file and disclosed written reports from two purported experts, who calculated Plaintiff’s damages at 57.88 billion patacas and 62.29 billion patacas (approximately $7.17 billion and $7.72 billion, respectively, at exchange rates in effect on June 30, 2023). On April 28, 2022, the Macao Judicial Court entered a judgment for the U.S. Defendants. The Macao Judicial Court also held that Plaintiff litigated certain aspects of its case in bad faith.
Plaintiff filed a notice of appeal from the Macao Judicial Court’s judgment on May 13, 2022. That appeal is fully briefed and remains pending with the Macao Second Instance Court.
On September 19, 2022, the U.S. Defendants were notified of an invoice for appeal court fees totaling 48 million patacas (approximately $6 million at exchange rates in effect on June 30, 2023). By motion dated September 29, 2022, the U.S. Defendants moved the Macao Judicial Court for an order withdrawing that invoice. The Macao Judicial Court denied that motion by order dated October 24, 2022. The U.S. Defendants appealed that order on November 10, 2022 and on January 6, 2023, submitted the appeal brief, and that appeal remains pending.
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
On April 18, 2022, Lead Plaintiffs filed a second amended complaint. On May 18, 2022, the defendants filed a motion to dismiss the second amended complaint, which Lead Plaintiffs opposed on June 17, 2022. Briefing was completed on July 8, 2022, and the motion is pending before the U.S. District Court.

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
Commitments
Macao Concession - Committed Investment
Under the Concession, the Company is required to invest a minimum of 30.24 billion patacas (approximately $3.75 billion at exchange rates in effect on June 30, 2023), in certain gaming and non-gaming projects in Macao by December 2032. The specific investments to be carried out are determined annually by VML and proposed to the Macao government for approval. VML submitted the list of investments and projects it intends to carry out in 2023 to the Macao government on March 31, 2023, which has been approved by the Macao government.
Note 9 — Segment Information
The Company’s principal operating and developmental activities occur in two geographic areas: Macao and Singapore. The Company reviews the results of operations and construction and development activities for each of its operating segments: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; Sands Macao; and Marina Bay Sands. The Company also reviews construction and development activities for its primary projects under development, in addition to its reportable segments noted above, which include the renovation and expansion of the Company’s MICE, entertainment and retail product in Macao and the MBS Expansion Project. The Company has included Ferry Operations and Other (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to its properties in Macao) and Corporate and Other to reconcile to the condensed consolidated results of operations and financial condition. The operations that comprised the Company’s former Las Vegas Operating Properties reportable business segment were classified as a discontinued operation through February 22, 2022, and the information below for the six months ended June 30, 2022, excludes these results.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s segment information as of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022 is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Three Months Ended June 30, 2023
Macao:
The Venetian Macao	$523	$48	$17	$53	$12	$653
The Londoner Macao	281	80	20	16	5	402
The Parisian Macao	183	35	11	8	2	239
The Plaza Macao and Four Seasons Macao	150	25	8	39	1	223
Sands Macao	76	4	3	—	1	84
Ferry Operations and Other	—	—	—	—	27	27
	1,213	192	59	116	48	1,628
Marina Bay Sands	649	104	84	57	31	925
Intercompany royalties	—	—	—	—	55	55
Intercompany eliminations(1)	—	—	—	(1)	(65)	(66)
Total net revenues	$1,862	$296	$143	$172	$69	$2,542

Three Months Ended June 30, 2022
Macao:
The Venetian Macao	$91	$12	$3	$41	$3	$150
The Londoner Macao	42	14	7	12	4	79
The Parisian Macao	24	7	3	7	1	42
The Plaza Macao and Four Seasons Macao	38	6	1	33	1	79
Sands Macao	14	2	1	—	—	17
Ferry Operations and Other	—	—	—	—	7	7
	209	41	15	93	16	374
Marina Bay Sands	500	56	48	55	20	679
Intercompany royalties	—	—	—	—	28	28
Intercompany eliminations(1)	—	—	—	—	(36)	(36)
Total net revenues	$709	$97	$63	$148	$28	$1,045

Six Months Ended June 30, 2023
Macao:
The Venetian Macao	$969	$87	$30	$104	$21	$1,211
The Londoner Macao	479	135	34	30	7	685
The Parisian Macao	311	63	20	16	3	413
The Plaza Macao and Four Seasons Macao	259	45	14	75	2	395
Sands Macao	143	8	6	—	1	158
Ferry Operations and Other	—	—	—	—	45	45
	2,161	338	104	225	79	2,907
Marina Bay Sands	1,242	201	163	110	57	1,773
Intercompany royalties	—	—	—	—	103	103
Intercompany eliminations(1)	—	—	—	(1)	(120)	(121)
Total net revenues	$3,403	$539	$267	$334	$119	$4,662

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)

Six Months Ended June 30, 2022
Macao:
The Venetian Macao	$248	$28	$9	$85	$7	$377
The Londoner Macao	121	33	15	26	5	200
The Parisian Macao	75	18	6	15	2	116
The Plaza Macao and Four Seasons Macao	93	15	5	67	1	181
Sands Macao	31	4	2	—	—	37
Ferry Operations and Other	—	—	—	—	14	14
	568	98	37	193	29	925
Marina Bay Sands	768	94	79	104	33	1,078
Intercompany royalties	—	—	—	—	50	50
Intercompany eliminations(1)	—	—	—	—	(65)	(65)
Total net revenues	$1,336	$192	$116	$297	$47	$1,988
____________________
(1)Intercompany eliminations include royalties and other intercompany services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$2	$1	$4	$3
Ferry Operations and Other	7	6	12	11
	9	7	16	14
Marina Bay Sands	2	1	2	1
Intercompany royalties	55	28	103	50
Total intersegment revenues	$66	$36	$121	$65

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$252	$(21)	$462	$(2)
The Londoner Macao	103	(54)	159	(87)
The Parisian Macao	74	(29)	120	(40)
The Plaza Macao and Four Seasons Macao	91	17	166	49
Sands Macao	15	(22)	25	(39)
Ferry Operations and Other	6	(1)	7	(2)
	541	(110)	939	(121)
Marina Bay Sands	432	319	826	440
Consolidated adjusted property EBITDA(1)	973	209	1,765	319
Other Operating Costs and Expenses
Stock-based compensation(2)	(8)	(6)	(19)	(11)
Corporate	(60)	(55)	(117)	(114)
Pre-opening	(8)	(3)	(10)	(7)
Development	(54)	(22)	(96)	(82)
Depreciation and amortization	(288)	(256)	(562)	(520)
Amortization of leasehold interests in land	(14)	(14)	(28)	(28)
Loss on disposal or impairment of assets	(4)	—	(18)	(6)
Operating income (loss)	537	(147)	915	(449)
Other Non-Operating Costs and Expenses
Interest income	76	14	146	18
Interest expense, net of amounts capitalized	(210)	(162)	(428)	(318)
Other income (expense)	14	(9)	(21)	(31)
Income tax expense	(49)	(110)	(99)	(112)
Net income (loss) from continuing operations	$368	$(414)	$513	$(892)
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
(2)During the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense of $20 million and $15 million, respectively, of which $12 million and $9 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense of $42 million and $29 million, respectively, of which $23 million and $18 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

	Six Months Ended June 30,
	2023	2022

	(In millions)
Capital Expenditures
Corporate and Other	$23	$37
Macao:
The Venetian Macao	28	25
The Londoner Macao	45	118
The Parisian Macao	1	1
The Plaza Macao and Four Seasons Macao	4	5
Sands Macao	2	2
	80	151
Marina Bay Sands	259	147
Total capital expenditures	$362	$335

	June 30, 2023	December 31, 2022

	(In millions)
Total Assets
Corporate and Other	$5,989	$5,422
Macao:
The Venetian Macao	2,206	2,135
The Londoner Macao	4,434	4,489
The Parisian Macao	1,867	1,828
The Plaza Macao and Four Seasons Macao	1,037	1,020
Sands Macao	277	208
Ferry Operations and Other	412	870
	10,233	10,550
Marina Bay Sands	6,048	6,067
Total assets	$22,270	$22,039

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
The Macao government announced total visitation from mainland China to Macao increased approximately 118.3% and decreased approximately 50.1%, during the five months ended May 31, 2023 (the latest statistics currently available), as compared to the same period in 2022 and 2019 (pre-pandemic), respectively. The Macao government also announced gross gaming revenue increased approximately 205.1% and decreased approximately 46.4%, during the six months ended June 30, 2023, as compared to the same period in 2022 and 2019, respectively.
Singapore
From 2020 through early 2022, our operations in Singapore were negatively impacted by the reduction in travel and tourism related to the COVID-19 pandemic. However, the Vaccinated Travel Framework (“VTF”), launched in April 2022, facilitated the resumption of travel and had a positive impact on operations at Marina Bay Sands. During February 2023, any remaining COVID-19 border measures were lifted. Airlift passenger movement has increased with 15 million passengers having passed through Singapore's Changi Airport from January through May 2023 (the latest statistics currently available), an increase of 222% and a decrease of 18% compared to the same period in 2022 and 2019, respectively.
Visitation to Marina Bay Sands continues to improve since the travel restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased from approximately 1.5 million in 2022 to 6.3 million for the six months ended June 30, 2023, while visitation decreased 32.6% when compared to the same period in 2019.
Summary
While the disruptions arising from the COVID-19 pandemic have subsided, given the dynamic nature of these circumstances, the potential future impact, if any, on our consolidated results of operations, cash flows and financial condition is uncertain. However, we have a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $5.77 billion and access to $1.50 billion, $1.74 billion and $435 million of available borrowing capacity from our LVSC Revolving Facility, 2018 SCL Revolving Facility and 2012 Singapore Revolving Facility, respectively, as of June 30, 2023. We believe we are able to support continuing operations and complete our major construction projects that are underway.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2022 Annual Report on Form 10-K filed on February 3, 2023.

There were no newly identified significant accounting policies and estimates during the six months ended June 30, 2023, nor were there any material changes to the critical accounting policies and estimates discussed in our 2022 Annual Report.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.15% to 3.45% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 24.1%, 21.0%, 21.4%, 24.8%, 17.4% and 18.7% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 4.3%, 3.9%, 3.9%, 7.4%, 3.3% and 4.2% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 10.3% and 12.5%, respectively, of our table games play was conducted on a credit basis for the six months ended June 30, 2023.
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
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Summary Financial Results
The Company continues to see positive financial results in the second quarter of 2023 due to the lift of COVID-19 restrictions in Macao in January 2023 and elimination of restrictions in Singapore in April 2022, respectively.
Net revenues for the three months ended June 30, 2023, were $2.54 billion, compared to $1.05 billion for the three months ended June 30, 2022. Operating income was $537 million for the three months ended June 30, 2023, compared to an operating loss of $147 million for the three months ended June 30, 2022. Net income from continuing operations was $368 million for the three months ended June 30, 2023, compared to a net loss from continuing operations of $414 million for the three months ended June 30, 2022.
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended June 30,
	2023	2022	Percent Change

	(Dollars in millions)
Casino	$1,862	$709	162.6%
Rooms	296	97	205.2%
Food and beverage	143	63	127.0%
Mall	172	148	16.2%
Convention, retail and other	69	28	146.4%
Total net revenues	$2,542	$1,045	143.3%
Consolidated net revenues were $2.54 billion for the three months ended June 30, 2023, an increase of $1.50 billion compared to $1.05 billion for the three months ended June 30, 2022. The increase was due to increases of $1.25 billion and $245 million at our Macao operations and Marina Bay Sands, respectively.
Net casino revenues increased $1.15 billion compared to the three months ended June 30, 2022. The increase was due to increases of $1.0 billion and $149 million at our Macao operations and Marina Bay Sands, respectively. The lift of COVID-19 restrictions in Macao beginning in late December 2022 and elimination of restrictions in April 2022 in Singapore has continued to result in increased visitation and table games and slot volumes across our properties. The increase was partially offset by a decrease driven by lower win percentages. The following table summarizes the results of our casino activity:

	Three Months Ended June 30,
	2023	2022	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$523	$91	474.7%
Non-Rolling Chip drop	$2,174	$332	554.8%
Non-Rolling Chip win percentage	23.8%	26.2%	(2.4)	pts
Rolling Chip volume	$1,093	$264	314.0%
Rolling Chip win percentage	3.73%	4.76%	(1.03)	pts
Slot handle	$1,329	$254	423.2%
Slot hold percentage	4.3%	4.9%	(0.6)	pts
The Londoner Macao
Total net casino revenues	$281	$42	569.0%
Non-Rolling Chip drop	$1,354	$175	673.7%
Non-Rolling Chip win percentage	20.1%	23.2%	(3.1)	pts
Rolling Chip volume	$1,999	$222	800.5%
Rolling Chip win percentage	2.67%	4.35%	(1.68)	pts
Slot handle	$1,299	$163	696.9%
Slot hold percentage	3.9%	4.0%	(0.1)	pts
The Parisian Macao
Total net casino revenues	$183	$24	662.5%
Non-Rolling Chip drop	$776	$91	752.7%
Non-Rolling Chip win percentage	19.6%	22.4%	(2.8)	pts
Rolling Chip volume	$612	$48	1,175.0%
Rolling Chip win percentage	7.18%	14.20%	(7.02)	pts
Slot handle	$682	$64	965.6%
Slot hold percentage	3.8%	4.7%	(0.9)	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$150	$38	294.7%
Non-Rolling Chip drop	$567	$101	461.4%
Non-Rolling Chip win percentage	27.6%	26.4%	1.2	pts
Rolling Chip volume	$1,178	$489	140.9%
Rolling Chip win percentage	3.63%	4.90%	(1.27)	pts
Slot handle	$46	$3	1,433.3%
Slot hold percentage	5.8%	5.9%	(0.1)	pts
Sands Macao
Total net casino revenues	$76	$14	442.9%
Non-Rolling Chip drop	$406	$57	612.3%
Non-Rolling Chip win percentage	17.5%	17.6%	(0.1)	pts
Rolling Chip volume	$36	$66	(45.5)%
Rolling Chip win percentage	2.40%	6.86%	(4.46)	pts
Slot handle	$497	$120	314.2%
Slot hold percentage	3.0%	2.7%	0.3	pts

	Three Months Ended June 30,
	2023	2022	Change

	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$649	$500	29.8%
Non-Rolling Chip drop	$1,870	$1,137	64.5%
Non-Rolling Chip win percentage	18.2%	18.5%	(0.3)	pts
Rolling Chip volume	$6,013	$5,394	11.5%
Rolling Chip win percentage	3.71%	4.29%	(0.58)	pts
Slot handle	$5,999	$4,090	46.7%
Slot hold percentage	4.0%	4.4%	(0.4)	pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.
Room revenues increased $199 million compared to the three months ended June 30, 2022. The increase was due to increases of $151 million and $48 million at our Macao operations and Marina Bay Sands, respectively, due to increased occupancy rates and ADR driven by increased visitation as pandemic-related restrictions were lifted in Macao beginning in December 2022 and eliminated in Singapore in April 2022. The following table summarizes the results of our room activity:

	Three Months Ended June 30,
	2023	2022	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$48	$12	300.0%
Occupancy rate	94.6%	36.8%	57.8	pts
Average daily room rate (ADR)	$209	$137	52.6%
Revenue per available room (RevPAR)	$198	$50	296.0%
The Londoner Macao
Total room revenues	$80	$14	471.4%
Occupancy rate	81.8%	24.9%	56.9	pts
Average daily room rate (ADR)	$197	$137	43.8%
Revenue per available room (RevPAR)	$161	$34	373.5%
The Parisian Macao
Total room revenues	$35	$7	400.0%
Occupancy rate	98.0%	37.0%	61.0	pts
Average daily room rate (ADR)	$156	$100	56.0%
Revenue per available room (RevPAR)	$153	$37	313.5%
The Plaza Macao and Four Seasons Macao
Total room revenues	$25	$6	316.7%
Occupancy rate	84.8%	23.3%	61.5	pts
Average daily room rate (ADR)	$479	$412	16.3%
Revenue per available room (RevPAR)	$407	$96	324.0%
Sands Macao
Total room revenues	$4	$2	100.0%
Occupancy rate	94.6%	56.6%	38.0	pts
Average daily room rate (ADR)	$169	$127	33.1%
Revenue per available room (RevPAR)	$160	$72	122.2%

	Three Months Ended June 30,
	2023	2022	Change

Singapore Operations:
Marina Bay Sands(1)
Total room revenues	$104	$56	85.7%
Occupancy rate	97.0%	93.9%	3.1	pts
Average daily room rate (ADR)	$597	$330	80.9%
Revenue per available room (RevPAR)	$579	$310	86.8%
__________________________
(1)    During the three months ended June 30, 2023 and 2022, approximately 2,100 and 2,000 rooms, respectively, were available for use.
Food and beverage revenues increased $80 million compared to the three months ended June 30, 2022. Our new outlets in Macao and Singapore and increased business volume across our food and beverage outlets and in banquet operations resulted in increases of $44 million and $36 million at our Macao operations and Marina Bay Sands, respectively.
Mall revenues increased $24 million compared to the three months ended June 30, 2022. The increase was due to increases of $22 million in Macao, driven by a decrease in rent concessions granted to our mall tenants and an increase in turnover and overage rents, and $2 million at Marina Bay Sands, driven by an increase in base rent.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended June 30,
	2023	2022	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$52	$41	26.8%
Mall gross leasable area (in square feet)	818,684	814,720	0.5%
Occupancy	79.5%	75.1%	4.4	pts
Base rent per square foot	$271	$299	(9.4)%
Tenant sales per square foot(1)	$1,430	$1,169	22.3%
Shoppes at Londoner
Total mall revenues	$16	$12	33.3%
Mall gross leasable area (in square feet)	610,273	605,429	0.8%
Occupancy	53.3%	58.3%	(5.0)	pts
Base rent per square foot	$147	$141	4.3%
Tenant sales per square foot(1)	$1,355	$1,407	(3.7)%
Shoppes at Parisian
Total mall revenues	$8	$7	14.3%
Mall gross leasable area (in square feet)	296,371	296,322	—%
Occupancy	63.9%	73.2%	(9.3)	pts
Base rent per square foot	$115	$129	(10.9)%
Tenant sales per square foot(1)	$541	$475	13.9%
Shoppes at Four Seasons
Total mall revenues	$39	$33	18.2%
Mall gross leasable area (in square feet)	248,814	248,663	0.1%
Occupancy	87.4%	94.4%	(7.0)	pts
Base rent per square foot	$590	$544	8.5%
Tenant sales per square foot(1)	$5,825	$5,139	13.3%

	Three Months Ended June 30,
	2023	2022	Change

Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$57	$55	3.6%
Mall gross leasable area (in square feet)	617,119	622,038	(0.8)%
Occupancy	100.0%	99.7%	0.3	pts
Base rent per square foot	$311	$277	12.3%
Tenant sales per square foot(1)	$2,912	$2,051	42.0%
__________________________
Note:    This table excludes the results of our retail outlets at Sands Macao. As a result of the COVID-19 pandemic, tenants were provided rent concessions during the three months ended June 30, 2022. Base rent per square foot presented above excludes the impact of these rent concessions.
(1)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
Convention, retail and other revenues increased $41 million compared to the three months ended June 30, 2022. The increase was primarily due to a $31 million increase at our Macao operations, primarily driven by increases of $16 million in ferry operations due to the resumption of ferry services in January 2023. We also had increases of $8 million in retail and other revenues (e.g., limo and spa) and $5 million in entertainment revenue, driven by increased visitation. In addition, a $10 million increase at Marina Bay Sands was driven primarily by increases of $7 million in convention revenue and $3 million in other revenues (e.g., museum, SkyPark and transportation).
Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended June 30,
	2023	2022	Percent Change

	(Dollars in millions)
Casino	$1,034	$445	132.4%
Rooms	71	41	73.2%
Food and beverage	117	73	60.3%
Mall	21	19	10.5%
Convention, retail and other	50	24	108.3%
Provision for credit losses	5	2	150.0%
General and administrative	279	238	17.2%
Corporate	60	55	9.1%
Pre-opening	8	3	166.7%
Development	54	22	145.5%
Depreciation and amortization	288	256	12.5%
Amortization of leasehold interests in land	14	14	—%
Loss on disposal or impairment of assets	4	—	N.M.
Total operating expenses	$2,005	$1,192	68.2%
__________________________
N.M. Not meaningful.

Operating expenses were $2.01 billion for the three months ended June 30, 2023, an increase of $813 million compared to $1.19 billion for the three months ended June 30, 2022, primarily driven by increases of $589 million in casino expenses, $44 million in food and beverage expenses, $41 million in general and administrative expenses, $32 million in development expenses, $32 million in depreciation and amortization, $30 million in rooms expenses and $26 million in convention, retail and other expenses.
Casino expenses increased $589 million compared to the three months ended June 30, 2022. The increase was primarily attributable to increases of $485 million and $42 million in gaming taxes at our Macao operations and Marina Bay Sands, respectively, consistent with increased casino revenues, increases in gaming tax rates of 1% in Macao and 3% in Singapore, and a 1% increase in value added tax in Singapore.
Room expenses increased $30 million compared to the three months ended June 30, 2022. The increase was attributable to increases of $22 million and $8 million at our Macao operations and Marina Bay Sands, respectively, consistent with increased occupancy.
Food and beverage expenses increased $44 million compared to the three months ended June 30, 2022. The increase was due to increases of $26 million and $18 million at Marina Bay Sands and our Macao operations, respectively, primarily driven by increased food outlet and banquet operation volumes.
Convention, retail and other expenses increased $26 million compared to the three months ended June 30, 2022, primarily driven by increases of $21 million and $5 million at our Macao operations and Marina Bay Sands, respectively. The increases were primarily driven by increases of $9 million in ferry operation expenses due to the resumption of ferry services in January 2023, $5 million in entertainment expenses due to increased event volume, $3 million in limo expenses, $2 million in convention expenses and $1 million in retail expenses.
Provision for credit losses was $5 million for three months ended June 30, 2023, compared to $2 million for the three months ended June 30, 2022. The $3 million increase was primarily driven by an increase in casino provisions in Singapore consistent with credit issued associated with increased gaming volumes. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $41 million compared to the three months ended June 30, 2022. The increase was primarily due to increases of $22 million and $19 million at Marina Bay Sands and our Macao operations, respectively, driven by increases in payroll and marketing costs, utilities and property taxes.
Development expenses were $54 million for the three months ended June 30, 2023, compared to $22 million for the three months ended June 30, 2022. During the three months ended June 30, 2023, the costs were associated with our evaluation and pursuit of new business opportunities, primarily in New York, Texas and digital gaming related efforts. Development costs are expensed as incurred.
Depreciation and amortization increased $32 million compared to the three months ended June 30, 2022. The increase was primarily due to a $25 million increase at Marina Bay Sands as a result of the completion of renovations that were placed into service during the second quarter.
Loss on disposal or impairment of assets was $4 million for three months ended June 30, 2023. The losses incurred for the three months ended June 30, 2023, were primarily due to $2 million in demolition costs related to the renovation at Marina Bay Sands.

Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Three Months Ended June 30,
	2023	2022	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$252	$(21)	(1,300.0)%
The Londoner Macao	103	(54)	(290.7)%
The Parisian Macao	74	(29)	(355.2)%
The Plaza Macao and Four Seasons Macao	91	17	435.3%
Sands Macao	15	(22)	(168.2)%
Ferry Operations and Other	6	(1)	(700.0)%
	541	(110)	(591.8)%
Marina Bay Sands	432	319	35.4%
Consolidated adjusted property EBITDA(1)	$973	$209	365.6%
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

	Three Months Ended June 30,
	2023	2022

	(In millions)
Consolidated adjusted property EBITDA	$973	$209

Other Operating Costs and Expenses
Stock-based compensation(a)	(8)	(6)
Corporate	(60)	(55)
Pre-opening	(8)	(3)
Development	(54)	(22)
Depreciation and amortization	(288)	(256)
Amortization of leasehold interests in land	(14)	(14)
Loss on disposal or impairment of assets	(4)	—
Operating income (loss)	537	(147)
Other Non-Operating Costs and Expenses
Interest income	76	14
Interest expense, net of amounts capitalized	(210)	(162)
Other income (expense)	14	(9)
Income tax (expense) benefit	(49)	(110)
Net income (loss) from continuing operations	$368	$(414)
__________________________
(a)During the three months ended June 30, 2023 and 2022, we recorded stock-based compensation expense of $20 million and $15 million, respectively, of which $12 million and $9 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations increased $651 million compared with the three months ended June 30, 2022, primarily due to increases in casino, room, food and beverage and mall revenues due to increased visitation at our Macao properties driven by the lift of most COVID-19 restrictions in late December 2022 and early January 2023.
Adjusted property EBITDA at Marina Bay Sands increased $113 million compared to the three months ended June 30, 2022, primarily due to increases in casino, room, food and beverage and mall revenues due to the reopening of borders and elimination of pandemic-related restrictions in April 2022.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended June 30,
	2023	2022

	(Dollars in millions)
Interest cost	$212	$163
Less — capitalized interest	(2)	(1)
Interest expense, net	$210	$162
Weighted average total debt balance	$15,562	$15,103
Weighted average interest rate	5.4%	4.3%
Interest cost increased $49 million compared to the three months ended June 30, 2022, primarily resulting from an increase in the weighted average interest rate from 4.3% to 5.4% during the three months ended June 30, 2023 when compared to the three months ended June 30, 2022. This is due to the increase in the underlying benchmark rates on our SCL Revolving Facility and our Singapore Credit Facility, and the increase in interest rates on the SCL senior notes as a result of the credit rating downgrade to BB+ by S&P in February 2022, and by Fitch in June 2022. Interest cost was also impacted by an overall net increase in our weighted average total debt balance.

Other Factors Affecting Earnings
Interest income was $76 million for the three months ended June 30, 2023, compared to $14 million for the three months ended June 30, 2022. Interest income during the three months ended June 30, 2023, was primarily attributable to $69 million in interest income on money market funds and bank deposits driven by higher market interest rates. We also had $7 million in interest income on the seller financing loan provided in connection with the sale of the Las Vegas properties.
Other income was $14 million for the three months ended June 30, 2023, compared to other expense of $9 million for the three months ended June 30, 2022. Other income during the three months ended June 30, 2023, was primarily attributable to $9 million of foreign currency transaction gains driven by the U.S. dollar-denominated debt held by Sands China Ltd. (“SCL”) and $4 million of foreign currency transaction gains driven by U.S dollar-denominated intercompany debt held by Marina Bay Sands Pte. Ltd. (“MBS”).
Our income tax expense was $49 million on income before income taxes of $417 million for the three months ended June 30, 2023, resulting in an 11.8% effective income tax rate. This compares to a 36.2% effective income tax rate for the three months ended June 30, 2022. The income tax expense for the three months ended June 30, 2023, reflects a 17% statutory tax rate on our Singapore operations and a 21% corporate income tax on our domestic operations. Our operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, our subsidiaries in Macao and their peers received an income tax exemption on gaming operations through December 31, 2022. Our income tax expense is based on our estimated annual effective tax rate for the year applied to year-to-date operating results in accordance with interim accounting guidelines.
We have had the benefit of a corporate tax exemption in Macao, which exempts us from paying the 12% corporate income tax on profits generated by the operation of casino games, but does not apply to our non-gaming activities. We continued to benefit from this tax exemption through December 31, 2022. Additionally, we entered into a shareholder dividend tax agreement with the Macao government in April 2019, effective through June 26, 2022, providing an annual payment as a substitution for a 12% tax otherwise due from Venetian Macau Limited (“VML,” a subsidiary of SCL) shareholders on dividend distributions paid from VML gaming profits. In December 2022, we requested a corporate tax exemption on profits generated by the operation of casino games in Macao for the new gaming concession period effective from January 1, 2023 through December 31, 2032, or for a period of corporate tax exemption that the Chief Executive of Macao may deem more appropriate. We are evaluating the timing of an application for a new shareholder dividend tax agreement. There is no assurance either of these arrangements will be granted.
The net income attributable to our noncontrolling interests was $56 million for the three months ended June 30, 2023, compared to a net loss attributable to our noncontrolling interests of $127 million for the three months ended June 30, 2022. These amounts are related to the noncontrolling interest of SCL.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Operating Revenues
Our net revenues consisted of the following:

	Six Months Ended June 30,
	2023	2022	Percent Change

	(Dollars in millions)
Casino	$3,403	$1,336	154.7%
Rooms	539	192	180.7%
Food and beverage	267	116	130.2%
Mall	334	297	12.5%
Convention, retail and other	119	47	153.2%
Total net revenues	$4,662	$1,988	134.5%

Consolidated net revenues were $4.66 billion for the six months ended June 30, 2023, an increase of $2.67 billion compared to $1.99 billion for the six months ended June 30, 2022, due primarily to an increase of $1.98 billion at our Macao operations. The increase at our Macao operations was due to increased visitation as COVID-19 restrictions were lifted in Macao and the surrounding region in late December 2022 and early January 2023. In addition, a $694 million increase at Marina Bay Sands was primarily due to increased visitation resulting from the reopening of borders and elimination of pandemic-related restrictions in April 2022.
Net casino revenues increased $2.07 billion compared to the six months ended June 30, 2022. The increase was driven by a $1.59 billion increase at our Macao operations due to increased visitation across our properties resulting in increased table games and slot volumes. Casino revenues at Marina Bay Sands increased by $474 million due to increased table games and slot volumes. The lift of COVID-19 restrictions in Macao beginning in late December 2022 and elimination of restrictions in April 2022 in Singapore led to increased visitation and table games and slot volumes. The following table summarizes the results of our casino activity:

	Six Months Ended June 30,
	2023	2022	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$969	$248	290.7%
Non-Rolling Chip drop	$3,943	$968	307.3%
Non-Rolling Chip win percentage	23.7%	25.3%	(1.6)	pts
Rolling Chip volume	$2,346	$984	138.4%
Rolling Chip win percentage	4.42%	3.65%	0.77	pts
Slot handle	$2,380	$677	251.6%
Slot hold percentage	4.3%	3.7%	0.6	pts
The Londoner Macao
Total net casino revenues	$479	$121	295.9%
Non-Rolling Chip drop	$2,252	$529	325.7%
Non-Rolling Chip win percentage	21.0%	22.5%	(1.5)	pts
Rolling Chip volume	$3,451	$591	483.9%
Rolling Chip win percentage	2.54%	4.58%	(2.04)	pts
Slot handle	$2,087	$394	429.7%
Slot hold percentage	4.0%	3.5%	0.5	pts
The Parisian Macao
Total net casino revenues	$311	$75	314.7%
Non-Rolling Chip drop	$1,360	$271	401.8%
Non-Rolling Chip win percentage	20.9%	24.5%	(3.6)	pts
Rolling Chip volume	$660	$209	215.8%
Rolling Chip win percentage	7.35%	9.39%	(2.04)	pts
Slot handle	$1,218	$187	551.3%
Slot hold percentage	4.0%	3.7%	0.3	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$259	$93	178.5%
Non-Rolling Chip drop	$993	$316	214.2%
Non-Rolling Chip win percentage	25.8%	26.1%	(0.3)	pts
Rolling Chip volume	$2,405	$1,063	126.2%
Rolling Chip win percentage	3.87%	4.03%	(0.16)	pts
Slot handle	$74	$12	516.7%
Slot hold percentage	6.9%	8.0%	(1.1)	pts

	Six Months Ended June 30,
	2023	2022	Change

	(Dollars in millions)
Sands Macao
Total net casino revenues	$143	$31	361.3%
Non-Rolling Chip drop	$751	$134	460.4%
Non-Rolling Chip win percentage	17.4%	18.6%	(1.2)	pts
Rolling Chip volume	$66	$146	(54.8)%
Rolling Chip win percentage	5.17%	4.65%	0.52	pts
Slot handle	$904	$244	270.5%
Slot hold percentage	3.2%	3.0%	0.2	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$1,242	$768	61.7%
Non-Rolling Chip drop	$3,546	$1,932	83.5%
Non-Rolling Chip win percentage	18.5%	18.2%	0.3	pts
Rolling Chip volume	$13,088	$7,293	79.5%
Rolling Chip win percentage	3.30%	4.03%	(0.73)	pts
Slot handle	$11,562	$7,372	56.8%
Slot hold percentage	4.1%	4.3%	(0.2)	pts

Room revenues increased $347 million compared to the six months ended June 30, 2022. The increase was due to increases of $240 million and $107 million at our Macao operations and Marina Bay Sands, respectively, due to increased occupancy rates and ADR driven by increased visitation as pandemic-related restrictions were lifted in Macao beginning in December 2022 and eliminated in Singapore in April 2022. The following table summarizes the results of our room activity:

	Six Months Ended June 30,
	2023	2022	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$87	$28	210.7%
Occupancy rate	90.4%	39.9%	50.5	pts
Average daily room rate (ADR)	$208	$146	42.5%
Revenue per available room (RevPAR)	$188	$58	224.1%
The Londoner Macao
Total room revenues	$135	$33	309.1%
Occupancy rate	64.1%	26.5%	37.6	pts
Average daily room rate (ADR)	$209	$146	43.2%
Revenue per available room (RevPAR)	$134	$39	243.6%
The Parisian Macao
Total room revenues	$63	$18	250.0%
Occupancy rate	87.9%	39.2%	48.7	pts
Average daily room rate (ADR)	$156	$110	41.8%
Revenue per available room (RevPAR)	$137	$43	218.6%
The Plaza Macao and Four Seasons Macao
Total room revenues	$45	$15	200.0%
Occupancy rate	75.7%	29.5%	46.2	pts
Average daily room rate (ADR)	$501	$429	16.8%
Revenue per available room (RevPAR)	$379	$127	198.4%
Sands Macao
Total room revenues	$8	$4	100.0%
Occupancy rate	92.8%	56.9%	35.9	pts
Average daily room rate (ADR)	$168	$132	27.3%
Revenue per available room (RevPAR)	$156	$75	108.0%
Singapore Operations:
Marina Bay Sands(1)
Total room revenues	$201	$94	113.8%
Occupancy rate	97.3%	88.9%	8.4	pts
Average daily room rate (ADR)	$596	$296	101.4%
Revenue per available room (RevPAR)	$579	$263	120.2%
__________________________
(1)During the six months ended June 30, 2023 and 2022, approximately 2,000 and 2,100 rooms, respectively, were available for use.
Food and beverage revenues increased $151 million compared to the six months ended June 30, 2022. The increase was due to increases of $84 million and $67 million at Marina Bay Sands and our Macao operations, respectively, driven by new outlets and increased business volume at food and beverage outlets and banquet operations.

Mall revenues increased $37 million compared to the six months ended June 30, 2022. The increase of $31 million in our Macao operation was driven by a $40 million increase due to a decrease in rents concessions and an increase in overage rent, partially offset by a $10 million decrease in base rent. The $6 million increase at Marina Bay Sands was driven by a $5 million increase in base and overage rents.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Six Months Ended June 30,(1)
	2023	2022	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$103	$85	21.2%
Mall gross leasable area (in square feet)	818,684	814,720	0.5%
Occupancy	79.5%	75.1%	4.4	pts
Base rent per square foot	$271	$299	(9.4)%
Tenant sales per square foot(2)	$1,430	$1,169	22.3%
Shoppes at Londoner
Total mall revenues	$30	$26	15.4%
Mall gross leasable area (in square feet)	610,273	605,429	0.8%
Occupancy	53.3%	58.3%	(5.0)	pts
Base rent per square foot	$147	$141	4.3%
Tenant sales per square foot(2)	$1,355	$1,407	(3.7)%
Shoppes at Parisian
Total mall revenues	$16	$15	6.7%
Mall gross leasable area (in square feet)	296,371	296,322	—%
Occupancy	63.9%	73.2%	(9.3)	pts
Base rent per square foot	$115	$129	(10.9)%
Tenant sales per square foot(2)	$541	$475	13.9%
Shoppes at Four Seasons
Total mall revenues	$75	$67	11.9%
Mall gross leasable area (in square feet)	248,814	248,663	0.1%
Occupancy	87.4%	94.4%	(7.0)	pts
Base rent per square foot	$590	$544	8.5%
Tenant sales per square foot(2)	$5,825	$5,139	13.3%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$110	$104	5.8%
Mall gross leasable area (in square feet)	617,119	622,038	(0.8)%
Occupancy	100.0%	99.7%	0.3	pts
Base rent per square foot	$311	$277	12.3%
Tenant sales per square foot(2)	$2,912	$2,051	42.0%
__________________________
Note: This table excludes the results of our retail outlets at Sands Macao. As a result of the COVID-19 pandemic, tenants were provided rent concessions during the six months ended June 30, 2022. Base rent per square foot presented above excludes the impact of these rent concessions.
(1)    As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of June 30, 2023 and 2022, they are identical to the summary presented herein for the three months ended June 30, 2023 and 2022, respectively.
(2)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.

Convention, retail and other revenues increased $72 million compared to the six months ended June 30, 2022, due primarily to increases of $49 million and $23 million at our Macao operations and Marina Bay Sands, respectively, driven by increases of $24 million in ferry operations due to the resumption of ferry services in January 2023, $15 million in convention revenue, $13 million in retail and other operating revenues (e.g. limo and spa), and $10 million in entertainment revenue.
Operating Expenses
Our operating expenses consisted of the following:

	Six Months Ended June 30,
	2023	2022	Percent Change

	(Dollars in millions)
Casino	$1,908	$913	109.0%
Rooms	127	84	51.2%
Food and beverage	221	138	60.1%
Mall	42	37	13.5%
Convention, retail and other	89	46	93.5%
Provision for (recovery of) credit losses	(1)	6	(116.7)%
General and administrative	530	456	16.2%
Corporate	117	114	2.6%
Pre-opening	10	7	42.9%
Development	96	82	17.1%
Depreciation and amortization	562	520	8.1%
Amortization of leasehold interests in land	28	28	—%
Loss on disposal or impairment of assets	18	6	200.0%
Total operating expenses	$3,747	$2,437	53.8%
Operating expenses were $3.75 billion for the six months ended June 30, 2023, an increase of $1.31 billion compared to $2.44 billion for the six months ended June 30, 2022. The increase was primarily driven by a $995 million increase in casino expenses.
Casino expenses increased $995 million compared to the six months ended June 30, 2022. The increase was primarily attributable to increases of $771 million and $129 million in gaming taxes at our Macao operations and Marina Bay Sands, respectively, consistent with increased casino revenues, increases in gaming taxes of 1% in Macao and 3% in Singapore, and a 1% increase in value added tax in Singapore.
Room expenses increased $43 million compared to the six months ended June 30, 2023. The increase was due to increases of $29 million and $14 million at our Macao operations and Marina Bay Sands, respectively, consistent with increased occupancy.
Food and beverage expenses increased $83 million compared to the six months ended June 30, 2022. The increase was due to increases of $58 million and $25 million at Marina Bay Sands and our Macao operations, respectively, driven by increased business volume at food outlets and banquets operations.
Convention, retail and other expenses increased $43 million compared to the six months ended June 30, 2022, due to increases of $33 million and $10 million at our Macao operations and Marina Bay Sands, respectively. The increases were primarily due to increases of $16 million in ferry operation expenses due to the resumption of ferry services in January 2023, $8 million in entertainment expenses, $4 million in convention expenses, $3 million in limo expenses and $1 million in retail expenses.
Recovery of credit losses was $1 million for the six months ended June 30, 2023, compared to a provision for credit losses of $6 million for the six months ended June 30, 2022. The $7 million decrease was primarily driven by collections of Macao casino receivables that were fully reserved. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses increased $74 million compared to the six months ended June 30, 2022. The increase was primarily due to increases of $48 million and $26 million at Marina Bay Sands and our Macao operations, respectively, driven by increases in payroll and marketing costs, utilities and property taxes.
Development expenses were $96 million for the six months ended June 30, 2023, compared to $82 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, the costs were associated with our evaluation and pursuit of new business opportunities primarily in New York, Texas and digital gaming related efforts. Development costs are expensed as incurred.
Depreciation and amortization increased $42 million compared to the three months ended June 30, 2022. The increase was primarily due to a $35 million increase at Marina Bay Sands as a result of the completion of renovations that were placed into service during the second quarter.
Loss on disposal or impairment of assets was $18 million for the six months ended June 30, 2023, compared to $6 million for the six months ended June 30, 2022. The losses incurred for the six months ended June 30, 2023 were primarily due to $10 million in demolition costs related to renovations at Marina Bay Sands and $7 million in disposals and demolition costs at our Macao operations. The losses incurred for the six months ended June 30, 2022 were primarily due to asset disposals and demolition costs related to asset disposals related to aircraft parts.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Six Months Ended June 30,
	2023	2022	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$462	$(2)	(23,200.0)%
The Londoner Macao	159	(87)	(282.8)%
The Parisian Macao	120	(40)	(400.0)%
The Plaza Macao and Four Seasons Macao	166	49	238.8%
Sands Macao	25	(39)	(164.1)%
Ferry Operations and Other	7	(2)	(450.0)%
	939	(121)	(876.0)%
Marina Bay Sands	826	440	87.7%
Consolidated adjusted property EBITDA(1)	$1,765	$319	453.3%
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

	Six Months Ended June 30,
	2023	2022

	(In millions)
Consolidated adjusted property EBITDA	$1,765	$319

Other Operating Costs and Expenses
Stock-based compensation(a)	(19)	(11)
Corporate	(117)	(114)
Pre-opening	(10)	(7)
Development	(96)	(82)
Depreciation and amortization	(562)	(520)
Amortization of leasehold interests in land	(28)	(28)
Loss on disposal or impairment of assets	(18)	(6)
Operating income (loss)	915	(449)
Other Non-Operating Costs and Expenses
Interest income	146	18
Interest expense, net of amounts capitalized	(428)	(318)
Other expense	(21)	(31)
Income tax expense	(99)	(112)
Net income (loss) from continuing operations	$513	$(892)
____________________
(a)During the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense of $42 million and $29 million, respectively, of which $23 million and $18 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations increased $1.06 billion compared to the six months ended June 30, 2022, primarily due to increased casino, mall and room operations driven by increased visitation at our properties due to the lift of COVID-19 restrictions in late December 2022 and early January 2023.
Adjusted property EBITDA at Marina Bay Sands increased $386 million compared to the six months ended June 30, 2022. The increase was primarily due to increased casino, room, food and beverage and mall operations due to the reopening of borders and elimination of most pandemic-related restrictions in April 2022.
Interest Expense
The following table summarizes information related to interest expense:

	Six Months Ended June 30,
	2023	2022

	(Dollars in millions)
Interest cost	$431	$320
Less — capitalized interest	(3)	(2)
Interest expense, net	$428	$318
Weighted average total debt balance	$15,824	$15,029
Weighted average interest rate	5.4%	4.3%
Interest cost increased $111 million compared to the six months ended June 30, 2022, primarily resulting from an increase in the weighted average interest rate from 4.3% to 5.4% during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022. This is due to the increase in the underlying benchmark rate on our SCL Revolving Facility and our Singapore Credit Facility, and the increase in interest rates on the SCL senior notes as a result of the credit rating downgrade to BB+ by S&P in February 2022, and by Fitch in June 2022. Interest cost was also impacted by an overall net increase in our weighted average total debt balance.

Other Factors Affecting Earnings
Interest income was $146 million for the six months ended June 30, 2023, compared to $18 million for the six months ended June 30, 2022. Interest income during the six months ended June 30, 2023 was primarily attributable to $131 million in interest income on money market funds and bank deposits driven by higher interest rates. We also had $14 million in interest income on the seller financing loan provided in connection with the sale of the Las Vegas properties.
Other expense was $21 million for the six months ended June 30, 2023, compared to $31 million for the six months ended June 30, 2022. Other expense during the six months ended June 30, 2023, was primarily attributable to $35 million of foreign currency transaction losses driven by U.S. dollar denominated debt held by SCL, partially offset by $11 million of foreign currency transaction gains at MBS.
Our income tax expense was $99 million on income before income taxes of $612 million for the six months ended June 30, 2023, resulting in a 16.2% effective income tax rate. This compares to a 14.4% effective income tax rate for the six months ended June 30, 2022. The income tax expense for the six months ended June 30, 2023, reflects a 17% statutory tax rate on our Singapore operations and a 21% corporate income tax on our domestic operations. Our operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, our subsidiaries in Macao and their peers received an income tax exemption on gaming operations through December 31, 2022. Our income tax expense is based on our estimated annual effective tax rate for the year applied to year-to-date operating results in accordance with interim accounting guidelines.
The net income attributable to our noncontrolling interests was $54 million for the six months ended June 30, 2023, compared to a net loss attributable to our noncontrolling interests of $228 million for the six months ended June 30, 2022. These amounts were primarily related to the noncontrolling interest of SCL.

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
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and six months ended June 30, 2023 and 2022:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended June 30, 2023
Mall revenues:
Minimum rents(1)	$40	$31	$8	$4	$39
Overage rents	4	5	4	2	10
CAM, levies and direct recoveries	8	3	4	2	8
Total mall revenues	52	39	16	8	57
Mall operating expenses:
Common area maintenance	4	1	2	1	5
Marketing and other direct operating expenses	2	2	1	1	1
Mall operating expenses	6	3	3	2	6
Property taxes(3)	1	—	—	—	2
Mall-related expenses(4)	$7	$3	$3	$2	$8
For the three months ended June 30, 2022
Mall revenues:
Minimum rents(1)	$44	$31	$8	$7	$36
Overage rents	—	1	2	—	9
Rent concessions(2)	(11)	(1)	—	(2)	2
CAM, levies and direct recoveries	8	2	2	2	8
Total mall revenues	41	33	12	7	55
Mall operating expenses:
Common area maintenance	3	1	2	1	5
Marketing and other direct operating expenses	2	1	1	1	2
Mall operating expenses	5	2	3	2	7
Property taxes(3)	1	—	—	—	1
Mall-related expenses(4)	$6	$2	$3	$2	$8

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the six months ended June 30, 2023
Mall revenues:
Minimum rents(1)	$81	$61	$16	$9	$77
Overage rents	7	9	7	3	17
CAM, levies and direct recoveries	15	5	7	4	16
Total mall revenues	103	75	30	16	110
Mall operating expenses:
Common area maintenance	7	2	4	2	11
Marketing and other direct operating expenses	5	5	2	2	2
Mall operating expenses	12	7	6	4	13
Property taxes(3)	1	—	—	—	3
Mall-related expenses(4)	$13	$7	$6	$4	$16
For the six months ended June 30, 2022
Mall revenues:
Minimum rents(1)	$88	$61	$15	$13	$73
Overage rents	1	2	6	1	16
Rent concessions(2)	(19)	(1)	(1)	(3)	—
CAM, levies and direct recoveries	15	5	6	4	15
Total mall revenues	85	67	26	15	104
Mall operating expenses:
Common area maintenance	6	2	3	2	9
Marketing and other direct operating expenses	4	3	2	2	3
Mall operating expenses	10	5	5	4	12
Property taxes(3)	1	—	—	—	2
Mall-related expenses(4)	$11	$5	$5	$4	$14
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
New York
On June 2, 2023, we paid $241 million to acquire Nassau Live Center, LLC and related entities (the “Nassau Coliseum”), the owners and operators of an entertainment arena in the State of New York. The purchase of the Nassau Coliseum, which continues to operate following the closing of the sale, primarily included the fixed assets related to the arena and the right to lease the underlying land from the owner, the County of Nassau in the State of New York. We purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. There is no assurance we will be able to obtain such casino license.
Singapore
In April 2019, our wholly owned subsidiary, MBS and the STB entered into a development agreement (the “Second Development Agreement”) pursuant to which MBS has agreed to construct a development, which will include a hotel tower with luxury rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats (the “MBS Expansion Project”).
The Second Development Agreement provides for a total minimum project cost of approximately 4.50 billion Singapore dollars (“SGD,” approximately $3.32 billion at exchange rates in effect on June 30, 2023). The estimated cost and timing of the total project will be updated as we complete design and begin construction. We expect the total project cost will materially exceed the amounts referenced above from April 2019 based on current market conditions due to inflation, higher material and labor costs and other factors. We have incurred approximately $1.07 billion as of June 30, 2023, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS Expansion Project site.
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
Macao
Under the Concession, we are required to invest a minimum of 30.24 billion patacas (approximately $3.75 billion at exchange rates in effect on June 30, 2023) in certain gaming and non-gaming projects in Macao by December 2032. The specific investments to be carried out are determined annually by VML and proposed to the Macao government for approval. These investments will be in connection with, among others, attracting international visitors to Macao, conventions and exhibitions, entertainment shows, sporting events, culture and art, health and wellness, themed attractions, supporting Macao’s position as a city of gastronomy, and increasing community and maritime tourism. We expect to invest 27.80 billion patacas (approximately $3.44 billion at exchange rates in effect on June 30, 2023) in non-gaming projects. VML submitted the list of investments and projects it intends to carry out in 2023 to the Macao government on March 31, 2023, which has been approved by the Macao government.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months Ended June 30,
	2023	2022

	(In millions)
Net cash generated from (used in) operating activities from continuing operations	$1,382	$(690)
Cash flows from investing activities from continuing operations:
Capital expenditures	(362)	(335)
Proceeds from disposal of property and equipment	—	6
Acquisition of intangible assets and other	(239)	(103)
Net cash used in investing activities from continuing operations	(601)	(432)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	3	—
Tax withholding on vesting of equity awards	(1)	(1)
Proceeds from long-term debt	—	700
Repayments on long-term debt	(1,287)	(35)
Payments of financing costs	(1)	(9)
Other	(21)	—
Transactions with discontinued operations	—	5,032
Net cash generated from (used in) financing activities from continuing operations	$(1,307)	$5,687
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis and to a lesser extent as a trade receivable. Operating cash flows are generally affected by changes in operating income, accounts receivable, gaming related liabilities and interest payments. Cash flows from operating activities for the six months ended June 30, 2023, increased $2.07 billion as compared to the six months ended June 30, 2022. The increase in cash generated from operations was primarily due to our Macao and Singapore operations generating increased operating income driven by the acceleration of visitation and the elimination of most pandemic-related restrictions in Singapore, beginning in April 2022, and in Macao, beginning in late December 2022, and increased working capital associated with gaming liabilities.

Cash Flows — Investing Activities
Capital expenditures for the six months ended June 30, 2023, totaled $362 million. Included in this amount was $259 million for construction activities at Marina Bay Sands in Singapore and $80 million for construction and development activities in Macao, which consisted of $45 million for The Londoner Macao, $28 million for The Venetian Macao, $4 million for The Plaza Macao and Four Seasons Macao, $2 million for Sands Macao and $1 million for The Parisian Macao. Additionally, this amount included $23 million for corporate and other costs.
Included in net cash flows from investing activities was a payment of $221 million related to the purchase of the Nassau Coliseum.
Capital expenditures for the six months ended June 30, 2022, totaled $335 million. Included in this amount was $151 million for construction and development activities in Macao, which consisted of $118 million for The Londoner Macao, $25 million for The Venetian Macao, $5 million for The Plaza Macao and Four Seasons Macao, $2 million for Sands Macao and $1 million for the Parisian Macao. Additionally, this amount included $147 million at Marina Bay Sands in Singapore and $37 million for corporate and other costs.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $1.31 billion for the six months ended June 30, 2023, which was primarily attributable to $1.29 billion in repayments on long-term debt primarily related to the repayment on the SCL revolving facility of $1.20 billion and $21 million in other financial liability payments.
Net cash flows generated from financing activities were $5.69 billion for the six months ended June 30, 2022, which was primarily attributable to the net proceeds from the sale of the Las Vegas properties of $4.89 billion. Additionally, $700 million was received from the drawdown of our SCL revolving facility. These items were partially offset by $35 million in repayments on long-term debt and $9 million in deferred offering costs relating to obtaining LVSC Revolving Facility lender consents to consummate the Las Vegas sale.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments and operating cash flows.
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio, as defined per the respective facility agreements. As of June 30, 2023, our U.S. and Singapore leverage ratios, as defined per the respective credit facility agreements, were 3.7x and 2.2x, respectively, compared to the maximum leverage ratios allowed of 4.0x and 4.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
On May 11, 2023, SCL entered into an amended and restated facility agreement (the “A&R Facility Agreement”) with respect to certain provisions of the 2018 SCL Credit Facility, pursuant to which lenders have (a) extended the termination date for the Hong Kong Dollar (“HKD”) commitments and U.S. dollar commitments of the lenders that consented to the waivers and amendments in the A&R Facility Agreement (the “Extending Lenders”) from July 31, 2023 to July 31, 2025; (b) extended to (and including) January 1, 2024, the waiver period for the requirement for SCL to comply with the requirements that SCL ensure (i) the consolidated leverage ratio does not exceed 4.0x and (ii) the consolidated interest coverage ratio is not less than 2.5x; (c) amended the definition of consolidated total debt such that it excludes any financial indebtedness that is subordinated and subject in right of payment to the prior payment in full of the A&R Facility Agreement (including the $1.0 billion subordinated unsecured term loan facility made available by the Company to SCL); (d) amended the maximum permitted consolidated leverage ratio as of the last day of each of the financial quarters ending March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, and subsequent financial quarters to be 6.25x, 5.5x, 5.0x, 4.5x, and 4.0x respectively; and (e) extended to (and including) January 1, 2025 the period during which SCL’s ability to declare or make any dividend payment or similar distribution is restricted if at such time (x) the Total Commitments (as defined in the A&R Facility Agreement) exceed $2.0 billion by SCL’s exercise of the option to increase the Total Commitments by an aggregate amount of up to $1.0 billion and (y) the consolidated leverage ratio is greater than 4.0x, unless, after giving effect to such payment, the sum of (i) the aggregate amount of cash and cash equivalents of SCL on such date and (ii) the aggregate amount of the undrawn facility under the A&R Facility Agreement and unused commitments under other credit facilities of SCL is greater than $2.0 billion. Pursuant to the A&R Facility Agreement, SCL will pay a customary fee to the Extending Lenders that consented. The amendments shall take effect with respect to the Extended Commitments on July 31, 2023.
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
We held unrestricted cash and cash equivalents of approximately $5.77 billion and restricted cash of approximately $124 million as of June 30, 2023, which approximately $2.03 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.03 billion, approximately $1.66 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to levels of earnings, cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, laws and regulations currently applicable to our subsidiaries and restrictions in connection with their contractual arrangements. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
We believe we have a strong balance sheet and sufficient liquidity in place, including unrestricted cash and cash equivalents of $5.77 billion and cash flow generated from operations, as well as the $3.67 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit, and SGD 3.69 billion (approximately $2.72 billion at exchange rates in effect on June 30, 2023) under our Singapore Delayed Draw Term Facility as of June 30, 2023 (only available for draws after the construction cost estimate and construction schedule for the MBS Expansion Project have been delivered to the lenders). We believe we are well positioned to support our continuing operations, maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments, as well as meet our commitments under the Macao Concession. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure.
In July 2023, we announced the resumption of our return of capital program. We reinstated our dividend program and our Board of Directors declared a quarterly dividend of $0.20 per common share (a total estimated to be approximately $153 million) to be paid on August 16, 2023, to stockholders of record on August 8, 2023.

Aggregate Indebtedness and Other Contractual Obligations
As of June 30, 2023, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the extension of the maturity date for the 2018 SCL Revolving Credit Facility, a $1.20 billion repayment and the accompanying interest on this facility and the land lease related to the purchase of the Nassau Coliseum. These transactions are summarized below:

	Payments Due by Period
	2023(1)	2024 - 2025	2026 - 2027	Thereafter	Total

	(In millions)
Long-Term Debt Obligations(2)
2018 SCL Credit Facility — Revolving	$—	$749	$—	$—	$749
Variable Interest Payments(3)	28	89	—	—	117
Other(4)	3	12	12	1,772	1,799
Total	$31	$850	$12	$1,772	$2,665
_______________________
(1)Represents the six-month period ending December 31, 2023.
(2)See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt” for further details on these financing transactions.
(3)Based on the 1-month rate as of June 30, 2023, Hong Kong Interbank Offered Rate (“HIBOR”) of 4.93% plus the applicable interest rate spread in accordance with the respective debt agreement.
(4)Other consists of payments associated with the Nassau Coliseum land lease entered into June 2, 2023. Refer to “Note 7 — Leases” for further details on this transaction.
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
•our ability to invest in future growth opportunities, or attempt to expand our business in new markets and new ventures;
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
•new developments and construction projects at our existing properties (for example, development at our Cotai Strip properties and the MBS Expansion Project);
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
•our failure to maintain the integrity of our information and information systems or comply with applicable privacy and data security requirements and regulations;
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
As of June 30, 2023, the estimated fair value of our long-term debt was approximately $13.92 billion, compared to its contractual value of $14.79 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $336 million. A hypothetical 100 basis point change in Secured Overnight Financing Rate (“SOFR”), Hong Kong Inter-Bank Offered Rate (“HIBOR”) and Swap Offer Rate (“SOR”) would cause our annual interest cost on our long-term debt to change by approximately $46 million.
Foreign currency transaction losses were $24 million for the six months ended June 30, 2023, primarily due to U.S. dollar denominated debt issued by SCL. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of June 30, 2023, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $23 million, and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $61 million (net of the impact from the foreign currency swap agreements). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2023, and have concluded they are effective at the reasonable assurance level.
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
ITEM 5 — Other Information
During the quarter ended June 30, 2023, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1
Amended and Restated Facility Agreement dated May 11, 2023, among Sands China Ltd., Bank of China Limited, Macau Branch, as agent, the arrangers listed therein and the original lenders listed therein (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on May 12, 2023).

10.2	Amendment No. 5 to Revolving Credit Agreement, dated as of June 30, 2023, executed and delivered by The Bank of Nova Scotia, as Administrative Agent for the Lenders.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

July 21, 2023	By:	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

July 21, 2023	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)