Form 10-Q
period 2023-09-30
LAS VEGAS SANDS CORP
filed 2023-10-20
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2023
Common Stock ($0.001 par value)	764,490,874 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,574	$6,311
Accounts receivable, net of provision for credit losses of $200 and $217	390	267
Inventories	35	28
Prepaid expenses and other	173	138
Total current assets	6,172	6,744
Loan receivable	1,186	1,165
Property and equipment, net	11,589	11,451
Restricted cash	124	125
Deferred income taxes, net	127	131
Leasehold interests in land, net	2,053	2,128
Goodwill and intangible assets, net	609	64
Other assets, net	264	231
Total assets	$22,124	$22,039
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$150	$89
Construction payables	153	189
Other accrued liabilities	1,768	1,458
Income taxes payable	213	135
Current maturities of long-term debt	1,818	2,031
Total current liabilities	4,102	3,902
Other long-term liabilities	844	382
Deferred income taxes	150	152
Long-term debt	12,576	13,947
Total liabilities	17,672	18,383
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 shares issued, 764 shares outstanding	1	1
Treasury stock, at cost, 69 shares	(4,481)	(4,481)
Capital in excess of par value	6,720	6,684
Accumulated other comprehensive loss	(57)	(7)
Retained earnings	2,370	1,684
Total Las Vegas Sands Corp. stockholders’ equity	4,553	3,881
Noncontrolling interests	(101)	(225)
Total equity	4,452	3,656
Total liabilities and equity	$22,124	$22,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,008	$637	$5,411	$1,973
Rooms	342	123	881	315
Food and beverage	156	82	423	198
Mall	201	119	535	416
Convention, retail and other	88	44	207	91
Net revenues	2,795	1,005	7,457	2,993
Operating expenses:
Casino	1,103	410	3,011	1,323
Rooms	80	41	207	125
Food and beverage	128	83	349	221
Mall	23	16	65	53
Convention, retail and other	52	27	141	73
Provision for credit losses	3	8	2	14
General and administrative	290	238	820	694
Corporate	49	53	166	167
Pre-opening	3	4	13	11
Development	44	26	140	108
Depreciation and amortization	313	260	875	780
Amortization of leasehold interests in land	15	14	43	42
Loss on disposal or impairment of assets	4	2	22	8
	2,107	1,182	5,854	3,619
Operating income (loss)	688	(177)	1,603	(626)
Other income (expense):
Interest income	79	38	225	56
Interest expense, net of amounts capitalized	(200)	(183)	(628)	(501)
Other income (expense)	4	2	(17)	(29)
Income (loss) from continuing operations before income taxes	571	(320)	1,183	(1,100)
Income tax expense	(122)	(60)	(221)	(172)
Net income (loss) from continuing operations	449	(380)	962	(1,272)
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	—	—	46
Gain on disposal of discontinued operations, net of tax	—	—	—	2,861
Adjustment to gain on disposal of discontinued operations, net of tax	—	(1)	—	(4)
Income (loss) from discontinued operations, net of tax	—	(1)	—	2,903
Net income (loss)	449	(381)	962	1,631
Net (income) loss attributable to noncontrolling interests from continuing operations	(69)	142	(123)	370
Net income (loss) attributable to Las Vegas Sands Corp.	$380	$(239)	$839	$2,001
Earnings (loss) per share - basic:
Income (loss) from continuing operations	$0.50	$(0.31)	$1.10	$(1.18)
Income from discontinued operations, net of tax	—	—	—	3.80
Net income (loss) attributable to Las Vegas Sands Corp.	$0.50	$(0.31)	$1.10	$2.62
Earnings (loss) per share - diluted:
Income (loss) from continuing operations	$0.50	$(0.31)	$1.09	$(1.18)
Income from discontinued operations, net of tax	—	—	—	3.80
Net income (loss) attributable to Las Vegas Sands Corp.	$0.50	$(0.31)	$1.09	$2.62
Weighted average shares outstanding:
Basic	764	764	764	764
Diluted	766	764	767	764
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions) (Unaudited)
Net income (loss)	$449	$(381)	$962	$1,631
Currency translation adjustment	(17)	(64)	(46)	(129)
Cash flow hedge fair value adjustment	2	1	(4)	1
Total comprehensive income (loss)	434	(444)	912	1,503
Comprehensive (income) loss attributable to noncontrolling interests	(70)	143	(123)	372
Comprehensive income (loss) attributable to Las Vegas Sands Corp.	$364	$(301)	$789	$1,875
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at June 30, 2022	$1	$(4,481)	$6,665	$(86)	$2,092	$24	$4,215
Net loss	—	—	—	—	(239)	(142)	(381)
Currency translation adjustment	—	—	—	(63)	—	(1)	(64)
Cash flow hedge fair value adjustment	—	—	—	1	—	—	1
Stock-based compensation	—	—	10	—	—	—	10
Balance at September 30, 2022	$1	$(4,481)	$6,675	$(148)	$1,853	$(119)	$3,781

Balance at January 1, 2022	$1	$(4,481)	$6,646	$(22)	$(148)	$252	$2,248
Net income (loss)	—	—	—	—	2,001	(370)	1,631
Currency translation adjustment	—	—	—	(127)	—	(2)	(129)
Cash flow hedge fair value adjustment	—	—	—	1	—	—	1
Stock-based compensation	—	—	30	—	—	1	31
Tax withholding on vesting of equity awards	—	—	(1)	—	—	—	(1)
Balance at September 30, 2022	$1	$(4,481)	$6,675	$(148)	$1,853	$(119)	$3,781

Balance at June 30, 2023	$1	$(4,481)	$6,708	$(41)	$2,143	$(171)	$4,159
Net income	—	—	—	—	380	69	449
Currency translation adjustment	—	—	—	(18)	—	1	(17)
Cash flow hedge fair value adjustment	—	—	—	2	—	—	2
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	11	—	—	—	11
Dividends declared ($0.20 per share) (Note 5)	—	—	—	—	(153)	—	(153)
Balance at September 30, 2023	$1	$(4,481)	$6,720	$(57)	$2,370	$(101)	$4,452

Balance at January 1, 2023	$1	$(4,481)	$6,684	$(7)	$1,684	$(225)	$3,656
Net income	—	—	—	—	839	123	962
Currency translation adjustment	—	—	—	(47)	—	1	(46)
Cash flow hedge fair value adjustment	—	—	—	(3)	—	(1)	(4)
Exercise of stock options	—	—	4	—	—	—	4
Stock-based compensation	—	—	33	—	—	1	34
Tax withholding on vesting of equity awards	—	—	(1)	—	—	—	(1)
Dividends declared ($0.20 per share) (Note 5)	—	—	—	—	(153)	—	(153)
Balance at September 30, 2023	$1	$(4,481)	$6,720	$(57)	$2,370	$(101)	$4,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022

	(In millions) (Unaudited)
Cash flows from operating activities from continuing operations:
Net income (loss) from continuing operations	$962	$(1,272)
Adjustments to reconcile net income (loss) to net cash generated from (used in) operating activities:
Depreciation and amortization	875	780
Amortization of leasehold interests in land	43	42
Amortization of deferred financing costs and original issue discount	46	43
Change in fair value of derivative asset/liability	(1)	(2)
Paid-in-kind interest income	(22)	(8)
Loss on disposal or impairment of assets	10	7
Stock-based compensation expense	33	30
Provision for credit losses	2	14
Foreign exchange loss	15	28
Deferred income taxes	5	(28)
Changes in operating assets and liabilities:
Accounts receivable	(129)	(28)
Other assets	(64)	4
Accounts payable	62	15
Other liabilities	384	(465)
Net cash generated from (used in) operating activities from continuing operations	2,221	(840)
Cash flows from investing activities from continuing operations:
Capital expenditures	(692)	(504)
Proceeds from disposal of property and equipment	3	9
Acquisition of intangible assets and other	(236)	(104)
Net cash used in investing activities from continuing operations	(925)	(599)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	4	—
Tax withholding on vesting of equity awards	(1)	(1)
Dividends paid	(153)	—
Proceeds from long-term debt	—	700
Repayments of long-term debt	(1,803)	(50)
Payments of financing costs	(32)	(9)
Other	(25)	—
Transactions with discontinued operations	—	5,032
Net cash generated from (used in) financing activities from continuing operations	(2,010)	5,672
Cash flows from discontinued operations:
Net cash generated from operating activities	—	149
Net cash generated from investing activities	—	4,883
Net cash used in financing activities	—	(5,032)
Net cash provided to (used in) discontinued operations	—	—
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	(24)	(33)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(738)	4,200
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	6,436	1,925
Cash, cash equivalents and restricted cash and cash equivalents at end of period for continuing operations	$5,698	$6,125
Supplemental disclosure of cash flow information
Cash payments for interest, net of amounts capitalized	$670	$528
Cash payments for taxes, net of refunds	$144	$494
Change in construction payables	$(36)	$(49)

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
The Macao government announced total visitation from mainland China to Macao increased approximately 243.6% and decreased approximately 39.7%, during the eight months ended August 31, 2023 (the latest statistics currently available), as compared to the same period in 2022 and 2019 (pre-pandemic), respectively. The Macao government also announced gross gaming revenue increased approximately 779.7% and decreased approximately 31.1%, during the three months ended September 30, 2023, as compared to the same period in 2022 and 2019, respectively. Additionally, gross gaming revenue increased approximately 305.3% and decreased approximately 41.5%, during the nine months ended September 30, 2023, as compared to the same period in 2022 and 2019, respectively.
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
Visitation to Marina Bay Sands continues to improve since the travel restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased from approximately 3.7 million in 2022 to 10.1 million for the nine months ended September 30, 2023, while visitation decreased 29.2% when compared to the same period in 2019.
Summary
While the disruptions arising from the COVID-19 pandemic have subsided, given the dynamic nature of these circumstances, the potential future impact, if any, on the Company’s consolidated results of operations, cash flows and financial condition is uncertain. However, the Company has a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $5.57 billion and access to $1.50 billion, $2.24 billion and $431 million of available borrowing capacity from the Company’s LVSC Revolving Facility, 2018 SCL Revolving Facility and 2012 Singapore Revolving Facility, respectively, as of September 30, 2023. The Company believes it is able to support continuing operations and complete the Company’s major construction projects that are underway.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Development Projects
New York
On June 2, 2023, the Company acquired the Nassau Coliseum from Nassau Live Center, LLC and related entities, which included the right to lease the underlying land from the County of Nassau in the State of New York (the “Nassau Coliseum Transaction”). The Company purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. There is no assurance the Company will be able to obtain such casino license.
Singapore
In April 2019, the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the STB entered into a development agreement (the “Second Development Agreement”) pursuant to which MBS has agreed to construct a development, which will include a hotel tower with luxury rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats (the “MBS Expansion Project”). The Second Development Agreement provides for a total minimum project cost of approximately 4.50 billion Singapore dollars (“SGD,” approximately $3.29 billion at exchange rates in effect on September 30, 2023). The estimated cost and timing of the total project will be updated as the Company completes design and begins construction. The Company expects the total project cost will materially exceed the amounts referenced above from April 2019 based on current market conditions due to inflation, higher material and labor costs and other factors. The Company has incurred approximately $1.08 billion as of September 30, 2023, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS Expansion Project site. On March 22, 2023, MBS and the STB entered into a supplemental agreement, which further extended the construction commencement date to April 8, 2024 and the construction completion date to April 8, 2028, and allowed for changes to the construction and operation plans under the Second Development Agreement.
The Company is nearing completion of the renovation of Towers 1 and 2 of Marina Bay Sands. This renovation has introduced world class suites and other luxury amenities at a cost estimated at approximately $1.0 billion upon completion. The Company also announced the next phase with the renovation of the Tower 3 hotel rooms into world class suites and other property changes at an estimated cost of approximately $750 million. These renovations at Marina Bay Sands are substantially upgrading the overall guest experience for our premium customers, including new dining and retail experiences, and upgrading the casino floor, among other things. These projects are in addition to the previously announced plans for the MBS Expansion Project.
Macao
The Company has commenced work on Phase II of the Londoner Macao, which includes the renovation of the rooms in the Sheraton and Conrad hotel towers and the addition of new attractions, dining, retail and entertainment offerings. These projects have a total estimated cost of $1.0 billion.
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
Accounts receivable consists of the following:

	September 30, 2023	December 31, 2022

	(In millions)
Casino	$463	$341
Rooms	24	34
Mall	62	64
Other	41	45
	590	484
Less - provision for credit losses	(200)	(217)
	$390	$267
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	2023	2022

	(In millions)
Balance at January 1	$217	$232
Provision for credit losses	2	14
Write-offs	(16)	(30)
Exchange rate impact	(3)	(7)
Balance at September 30	$200	$209

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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2023	2022	2023	2022	2023	2022

	(In millions)
Balance at January 1	$81	$74	$72	$61	$614	$618
Balance at September 30	130	92	65	68	711	611
Increase (decrease)	$49	$18	$(7)	$7	$97	$(7)
____________________
(1)Of this amount, $160 million and $149 million as of September 30 and January 1, 2023, respectively, and $148 million and $145 million as of September 30 and January 1, 2022, related to mall deposits that are accounted for based on lease terms usually greater than one year.
Note 3 — Goodwill and Intangible Assets, Net
Goodwill and intangible assets consist of the following:

	September 30, 2023	December 31, 2022

	(In millions)
Amortizable intangible assets:
Macao concession	$496	$—
Marina Bay Sands gaming license	53	54
	549	54
Less — accumulated amortization	(63)	(12)
	486	42
Technology, software and other	21	12
Total amortizable intangible assets, net	507	54

Goodwill	102	10

Total goodwill and intangible assets, net	$609	$64
Macao Concession
On December 16, 2022, the Macao government announced the award of six definitive gaming concessions, one of which was awarded to Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd.), and on January 1, 2023, VML entered into a ten-year gaming concession contract with the Macao government (the “Concession”). Under the terms of the Concession, VML is required to pay the Macao government an annual gaming premium consisting of a fixed portion and a variable portion. The fixed portion of the premium is 30 million patacas (approximately $4 million at exchange rates in effect on September 30, 2023). The variable portion is 300,000 patacas per gaming table reserved exclusively for certain types of games or players, 150,000 patacas per gaming table not so reserved (the mass rate) and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,200, $18,600 and $124, respectively, at exchange rates in effect on September 30, 2023).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
On December 30, 2022, VML and certain other subsidiaries of the Company, confirmed and agreed to revert certain gaming equipment and gaming areas to the Macao government without compensation and free of any liens or charges in accordance with, and upon the expiry of, VML’s subconcession. On the same day, VML and the Macao government entered into a handover record (the “Handover Record”) granting VML the right to operate the reverted gaming equipment and gaming areas for the duration of the Concession in consideration for the payment of an annual fee. The annual fee is calculated based on a price per square meter of reverted gaming area, being 750 patacas per square meter in the first three years and 2,500 patacas per square meter in the subsequent seven years (approximately $93 and $310, respectively, at exchange rates in effect on September 30, 2023). The price per square meter used to determine the annual fee will be adjusted annually based on Macao’s average price index of the corresponding preceding year. The annual fee is estimated to be $13 million for the first three years and $42 million for the following seven years, subject to the aforementioned adjustment.
On January 1, 2023, the Company recognized an intangible asset and financial liability of 4.0 billion patacas (approximately $496 million at exchange rates in effect on September 30, 2023), representing the right to operate the gaming equipment and the gaming areas, the right to conduct games of chance in Macao and the unconditional obligation to make payments under the Concession. This intangible asset comprises the contractually obligated annual payments of fixed and variable premiums, as well as fees associated with the above-described Handover Record. The contractually obligated annual variable premium payments associated with the intangible asset was determined using the maximum number of table games at the mass rate and the maximum number of gaming machines that VML is currently allowed to operate by the Macao government. In the accompanying condensed consolidated balance sheet, the noncurrent portion of the financial liability is included in “Other long-term liabilities” and the current portion is included in “Other accrued liabilities.” The intangible asset is being amortized on a straight-line basis over the period of the Concession, being ten years.
Amortization expense for all intangible assets was $17 million and $7 million for the three months ended September 30, 2023 and 2022, respectively, and $51 million and $16 million for the nine months ended September 30, 2023 and 2022, respectively. The estimated future amortization expense for all intangible assets is approximately $17 million for the three months ending December 31, 2023, and $67 million, $55 million, $50 million, $50 million for the years ending December 31, 2024, 2025, 2026 and 2027, respectively, and $248 million thereafter.
Nassau Coliseum
On June 2, 2023, the Company closed on its acquisition of the Nassau Coliseum, an entertainment arena in the State of New York. The Company paid an aggregate amount of $241 million, consisting of $221 million upon closing and a $20 million deposit made in 2022. The purchase of the Nassau Coliseum, which continues to operate following the closing of the sale, primarily included the fixed assets related to the arena and the right to lease the underlying land from the owner, the County of Nassau in the State of New York. This transaction resulted in the recognition of $92 million of goodwill. The Company purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. There is no assurance the Company will be able to obtain such casino license.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 4 — Long-Term Debt
Long-term debt consists of the following:

	September 30, 2023	December 31, 2022

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $3 and $5, respectively)	$1,747	$1,745
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $2)	498	498
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $5 and $7, respectively)	995	993
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $6)	744	744
Other(2)	202	—
Macao Related(1):
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $5 and $7, respectively)	1,795	1,793
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	796	795
2.300% Senior Notes due 2027 (net of unamortized original issue discount and deferred financing costs of $5 and $6, respectively)	695	694
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $12 and $13, respectively)	1,888	1,887
2.850% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $5 and $6, respectively)	645	644
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $7 and $8, respectively)	693	692
3.250% Senior Notes due 2031 (net of unamortized original issue discount and deferred financing costs of $5)	595	595
2018 SCL Credit Facility — Revolving	250	1,958
Other(2)	19	22
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $25 and $33, respectively)	2,785	2,870
2012 Singapore Credit Facility — Delayed Draw Term	46	46
Other	1	2
	14,394	15,978
Less — current maturities	(1,818)	(2,031)
Total long-term debt	$12,576	$13,947
____________________
(1)Unamortized deferred financing costs of $66 million and $60 million as of September 30, 2023 and December 31, 2022, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in “Other assets, net,” and “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets.
(2)Includes finance leases related to the U.S. of $202 million as of September 30, 2023 and Macao of $18 million and $21 million as of September 30, 2023 and December 31, 2022, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
LVSC Revolving Facility
As of September 30, 2023, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
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
SCL Senior Notes
On July 26, 2023, Standard & Poor’s (“S&P”) upgraded the credit rating for the Company and Sands China Ltd. (“SCL,” a majority-owned subsidiary of the Company) to BBB–. As a result of the upgrade, the coupon on each series of the outstanding SCL senior notes decreased by 0.25% per annum effective on the first interest payment date after July 26, 2023.
2018 SCL Credit Facility
On May 11, 2023, SCL entered into an amended and restated facility agreement (the “A&R Facility Agreement”) with respect to certain provisions of the 2018 SCL Credit Facility, pursuant to which lenders have (a) extended the termination date for the Hong Kong Dollar (“HKD”) commitments and U.S. dollar commitments of the lenders that consented to the waivers and amendments in the A&R Facility Agreement (the “Extending Lenders”) from July 31, 2023 to July 31, 2025; (b) extended to (and including) January 1, 2024, the waiver period for the requirement for SCL to comply with the requirements that SCL ensure (i) the consolidated leverage ratio does not exceed 4.0x and (ii) the consolidated interest coverage ratio is not less than 2.5x; (c) amended the definition of consolidated total debt such that it excludes any financial indebtedness that is subordinated and subject in right of payment to the prior payment in full of the A&R Facility Agreement (including the $1.0 billion subordinated unsecured term loan facility made available by the Company to SCL); (d) amended the maximum permitted consolidated leverage ratio as of the last day of each of the financial quarters ending March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, and subsequent financial quarters to be 6.25x, 5.5x, 5.0x, 4.5x, and 4.0x, respectively; and (e) extended to (and including) January 1, 2025, the period during which SCL’s ability to declare or make any dividend payment or similar distribution is restricted if at such time (x) the Total Commitments (as defined in the A&R Facility Agreement) exceed $2.0 billion by SCL’s exercise of the option to increase the Total Commitments by an aggregate amount of up to $1.0 billion and (y) the consolidated leverage ratio is greater than 4.0x, unless, after giving effect to such payment, the sum of (i) the aggregate amount of cash and cash equivalents of SCL on such date and (ii) the aggregate amount of the undrawn facility under the A&R Facility Agreement and unused commitments under other credit facilities of SCL is greater than $2.0 billion. The amendments with respect to the Extended Commitments took effect on July 31, 2023. Pursuant to the A&R Facility Agreement, SCL paid a customary fee to the Extending Lenders that consented.

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
As of September 30, 2023, SCL had $2.24 billion of available borrowing capacity under the 2018 SCL Revolving Facility comprised of HKD commitments of HKD 15.86 billion (approximately $2.03 billion at exchange rates in effect on September 30, 2023) and U.S. dollar commitments of $213 million.
2012 Singapore Credit Facility
As of September 30, 2023, MBS had SGD 589 million (approximately $431 million at exchange rates in effect on September 30, 2023) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee for SGD 153 million (approximately $112 million at exchange rates in effect on September 30, 2023) pursuant to a development agreement.
During 2021, the Company amended its 2012 Singapore Credit Facility, which, among other things, extended to March 31, 2022, the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project. The Company is in the process of reviewing the budget and timing of the MBS expansion due to various factors. As a result, the construction cost estimate and construction schedule were not delivered to the lenders by the March 31, 2022 deadline. As of September 30, 2023, there was SGD 3.69 billion (approximately $2.70 billion at exchange rates in effect on September 30, 2023) left of total borrowing capacity, which is only available to be drawn under the Singapore Delayed Draw Term Facility after the construction cost estimate and construction schedule for the MBS Expansion Project are delivered to lenders. The Company does not anticipate material spend related to the MBS Expansion Project prior to the delivery of these items to the lenders.
Debt Covenant Compliance
As of September 30, 2023, management believes the Company was in compliance with all debt covenants. The Company amended its 2018 SCL Credit Facility to, among other things, waive SCL’s requirement to comply with financial covenants through January 1, 2024, which include a maximum leverage ratio of total debt to trailing twelve-months adjusted earnings before interest, income taxes, depreciation and amortization, calculated in accordance with the A&R Facility Agreement.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Nine Months Ended September 30,
	2023	2022

	(In millions)
Proceeds from 2018 SCL Credit Facility	$—	$700
	$—	$700

Repayments on 2018 SCL Credit Facility	$(1,698)	$—
Repayments on 2012 Singapore Credit Facility	(46)	(45)
Repayments on Other Long-Term Debt	(59)	(5)
	$(1,803)	$(50)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 5 — Equity and Earnings (Loss) Per Share
Common Stock
Dividends
On August 16, 2023, the Company paid a dividend of $0.20 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2023, the Company recorded $153 million as a distribution against retained earnings.
In October 2023, the Company’s Board of Directors declared a quarterly dividend of $0.20 per common share (a total estimated to be approximately $153 million) to be paid on November 15, 2023, to stockholders of record on November 7, 2023.
Share Repurchases
On October 16, 2023, the Company’s Board of Directors authorized increasing the remaining share repurchase amount of $916 million to $2.0 billion and extending the expiration date from November 2024 to November 3, 2025. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions. During the nine months ended September 30, 2023, no shares of its common stock were repurchased. All share repurchases of the Company's common stock have been recorded as treasury stock.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings (loss) per share)	764	764	764	764
Potential dilution from stock options and restricted stock and stock units	2	—	3	—
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	766	764	767	764
Antidilutive stock options excluded from the calculation of diluted earnings (loss) per share	5	15	3	15
Note 6 — Income Taxes
The Company’s effective income tax rate from continuing operations was 18.7% for the nine months ended September 30, 2023, compared to 15.6% for the nine months ended September 30, 2022. The effective income tax rate for the nine months ended September 30, 2023 reflects a 17% statutory tax rate on the Company’s Singapore operations and a 21% corporate income tax rate on its domestic operations.
The Company’s operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, VML and its peers received a corporate income tax exemption on gaming operations through December 31, 2022. In December 2022, VML requested a corporate tax exemption on profits generated by the operation of casino games in Macao for the new gaming concession period effective from January 1, 2023 through December 31, 2032, or for a period of corporate tax exemption that the Chief Executive of Macao may deem more appropriate. Additionally, the Company entered into a shareholder dividend tax agreement with the Macao

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
government in April 2019, effective through June 26, 2022, providing an annual payment as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. The Company is evaluating the timing of an application for a new shareholder dividend tax agreement. The effective income tax rate for the nine months ended September 30, 2023, anticipates similar tax agreements for the new Concession period; however, there is no assurance such agreements will be entered into.
In accordance with interim accounting guidance, the Company calculated an estimated annual effective tax rate based on expected annual income and statutory rates in the jurisdictions in which the Company operates. This estimated annual effective tax rate is applied to actual year-to-date operating results to determine the provision for income taxes.
Note 7 — Leases
Lessee
The Company has operating and finance leases for various real estate (including leasehold interests in land) and equipment. Certain of these lease agreements include rental payments adjusted periodically for inflation, rental payments based on usage and rental payments contingent on certain events occurring (e.g., the Nassau Land Lease rental payments will increase in the event the Company is awarded a gaming license in New York). Certain of the Company’s leases include options to extend the lease term by one month to 10 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Nassau Coliseum
In conjunction with the Nassau Coliseum Transaction, the Company entered into a lease agreement with the County of Nassau in the State of New York, for the use and exclusive right to develop and operate assets on approximately 72 acres of land, including the Nassau Coliseum and other improvements thereon (the “Nassau Land Lease”), which commenced on June 2, 2023, and has a 99-year lease term. The Company is required to make annual rent payments in the amounts and at the times specified in the Nassau Land Lease agreement, including additional rent payments contingent on certain events occurring as defined in the agreement. As of September 30, 2023, the related right-of-use (“ROU”) asset and finance lease liability were $279 million and $201 million, respectively. Refer to “Note 3 — Goodwill and Intangible Assets, Net” for further details on this transaction.
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
The future minimum lease payments are $1 million for the period ending December 31, 2023, $6 million for each of the years ending December 31, 2024 through 2027, and $1.77 billion thereafter.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Lessor
Lease revenue for the Company’s mall operations consists of the following:

	Three Months Ended September 30,
	2023		2022
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$128	$—	$119	$—
Overage rents	48	—	16	—
Rent concessions(1)	—	—	(37)	—
Total overage rents and rent concessions	48	—	(21)	—
	$176	$—	$98	$—

	Nine Months Ended September 30,
	2023		2022
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$372	$1	$369	$1
Overage rents	91	—	42	—
Rent concessions(1)	—	—	(61)	—
Total overage rents and rent concessions	91	—	(19)	—
	$463	$1	$350	$1
___________________
(1)Rent concessions were provided to tenants as a result of the COVID-19 pandemic and the impact on mall operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 8 — Fair Value Disclosures
As of September 30, 2023 and December 31, 2022, the amounts of the Company's assets and liabilities that were accounted for at fair value were immaterial.
As of September 30, 2023 and December 31, 2022, certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivables, net, and accounts payable, had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments. The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents include cash deposits, cash held in money market funds and U.S. Treasury Bills. U.S. Treasury Bills are held-to-maturity.
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company as of September 30, 2023 and December 31, 2022, using available market information. Determining fair value is judgmental in nature and requires market assumptions and/or estimation methodologies.

	September 30, 2023
		Hierarchy Level
	Carrying Amount	Level 1	Level 2

	(in millions)
Assets:
Cash equivalents
Cash deposits	$2,316	$2,316
Money market funds	122	122
U.S. Treasury Bills	914	913
Loan Receivable(1)	1,186		$1,073
Liabilities:
Long-term debt(2)	14,257		13,301

	December 31, 2022
		Hierarchy Level
	Carrying Amount	Level 1	Level 2

	(in millions)
Assets:
Cash equivalents
Cash deposits	$3,249	$3,249
Money market funds	134	134
Loan Receivable(1)	1,165		$1,078
Liabilities:
Long-term debt(2)	16,060		15,140
____________________
(1)The fair value is estimated based on level 2 inputs and reflects the increase in market interest rates since finalizing the terms of the loan receivable at a fixed interest rate on March 2, 2021.
(2)The estimated fair value of the Company’s long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). The carrying amount in the table represents the contractual amount.

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
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC” or “Plaintiff”) filed a claim with the Macao First Instance Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort (“VCR”) (collectively, the “Defendants”) for 3.0 billion patacas (approximately $372 million at exchange rates in effect on September 30, 2023), which alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001.
On March 24, 2014, the Macao First Instance Court issued a decision holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings. On May 8, 2014, AAEC lodged an appeal against that decision and the appeal is currently pending.
On June 5, 2015, the U.S. Defendants applied to the Macao First Instance Court to dismiss the claims against them as res judicata based on the dismissal of prior action in the United States that had alleged similar claims. On March 16, 2016, the Macao First Instance Court dismissed the defense of res judicata. An appeal against that decision was lodged by U.S. Defendants on April 7, 2016. At the end of December 2016, all the appeals were transferred to the Macao Second Instance Court.
Evidence gathering by the Macao First Instance commenced by letters rogatory, which was completed on March 14, 2019.
On July 15, 2019, AAEC submitted a request to the Macao First Instance Court to increase the amount of its claim to 96.45 billion patacas (approximately $11.96 billion at exchange rates in effect on September 30, 2023), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022. On September 4, 2019, the Macao First Instance Court allowed AAEC’s amended request. The U.S. Defendants appealed the decision allowing the amended claim on September 17, 2019; the Macao First Instance Court accepted the appeal on September 26, 2019, and that appeal is currently pending.
On April 16, 2021, the U.S. Defendants moved to reschedule the trial because of the ongoing COVID-19 pandemic. The Macao First Instance Court denied the U.S. Defendants’ motion on May 28, 2021. The U.S. Defendants appealed that ruling on June 16, 2021, and that appeal is currently pending.
The trial began on June 16, 2021. By order dated June 17, 2021, the Macao First Instance Court scheduled additional trial dates in late 2021 to hear witnesses who were subject to COVID-19 travel restrictions that prevented or severely limited their ability to enter Macao. The U.S. Defendants appealed certain aspects of the Macao First Instance Court’s June 17, 2021 order, and that appeal is currently pending.
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on September 30, 2023) based on Plaintiff’s July 15, 2019 amendment. By motion dated July 20, 2021, the U.S. Defendants moved for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021, and that appeal is currently pending. By order dated September 29, 2021, the Macao First Instance Court ordered that the invoice for supplemental court fees be stayed pending resolution of that appeal.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
From December 17, 2021 to January 19, 2022, Plaintiff submitted additional documents to the court file and disclosed written reports from two purported experts, who calculated Plaintiff’s damages at 57.88 billion patacas and 62.29 billion patacas (approximately $7.18 billion and $7.72 billion, respectively, at exchange rates in effect on September 30, 2023). On April 28, 2022, the Macao First Instance Court entered a judgment for the U.S. Defendants. The Macao First Instance Court also held that Plaintiff litigated certain aspects of its case in bad faith.
Plaintiff filed a notice of appeal from the Macao First Instance Court’s judgment on May 13, 2022. That appeal is fully briefed and remains pending with the Macao Second Instance Court.
On September 19, 2022, the U.S. Defendants were notified of an invoice for appeal court fees totaling 48 million patacas (approximately $6 million at exchange rates in effect on September 30, 2023). By motion dated September 29, 2022, the U.S. Defendants moved the Macao First Instance Court for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated October 24, 2022. The U.S. Defendants appealed that order on November 10, 2022 and on January 6, 2023, submitted the appeal brief, and that appeal remains pending.
On October 9, 2023, the U.S. Defendants were notified that the Macao Second Instance Court had invited Plaintiff to amend its appeal brief, primarily to separate out matters of fact from matters of law, and Plaintiff had submitted an amended appeal brief on October 5, 2023. The deadline for U.S. Defendants to respond is October 30, 2023.
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
On May 7, 2021, the defendants filed a motion to dismiss the amended complaint, which on March 28, 2022, the U.S. District Court granted in its entirety. The U.S. District Court dismissed certain claims with prejudice, but granted Lead Plaintiffs leave to amend the complaint with respect to the other claims by April 18, 2022. On April 8, 2022, Lead Plaintiffs filed a motion for reconsideration and to extend time to file an Amended Complaint. The defendants filed an opposition to the motion on April 22, 2022.
On April 18, 2022, Lead Plaintiffs filed a second amended complaint. On May 18, 2022, the defendants filed a motion to dismiss the second amended complaint, and briefing was completed on July 8, 2022.
On August 8, 2023, the U.S. District Court denied Lead Plaintiffs’ motion for reconsideration, and granted in part and denied in part the defendants’ motion to dismiss the second amended complaint. The U.S. District Court dismissed Lead Plaintiffs’ allegations pertaining to challenged statements that were made in 2016, 2017 and 2018, but allowed the challenged statements from 2019 and 2020 to proceed. On August 22, 2023, the defendants filed a motion for partial reconsideration, requesting that the U.S. District Court reconsider its denial of the motion to dismiss with respect to the challenged statements from 2019 and 2020. If the motion for partial reconsideration is

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
granted, this would result in dismissal of the second amended complaint. The defendants also moved, in the event the motion for partial reconsideration is not granted, for certification for interlocutory appeal of the U.S. District Court’s order allowing the challenged statements from 2019 and 2020 to proceed. The defendants simultaneously filed a motion for a stay pending adjudication of the motion for reconsideration, which requests a stay of all discovery and case deadlines. Lead Plaintiffs filed oppositions to both motions on September 5, 2023, and the defendants filed their replies on September 12, 2023. These motions are pending before the U.S. District Court.
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
Commitments
Macao Concession - Committed Investment
Under the Concession, the Company is required to invest a minimum of 30.24 billion patacas (approximately $3.75 billion at exchange rates in effect on September 30, 2023), in certain gaming and non-gaming projects in Macao by December 2032. The specific investments to be carried out are determined annually by VML and proposed to the Macao government for approval. VML submitted the list of investments and projects it intends to carry out in 2023 to the Macao government on March 31, 2023, which has been approved by the Macao government.
Sponsorship and Similar Agreements
The Company has agreements with certain celebrities and professional sports leagues and teams for the hosting of events, advertising, marketing, promotional and sponsorship opportunities in order to promote the Company’s brand and services. As of September 30, 2023, obligations related to these agreements were $300 million, with contracts extending through 2029.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 10 — Segment Information
The Company’s principal operating and developmental activities occur in two geographic areas: Macao and Singapore. The Company reviews the results of operations and construction and development activities for each of its operating segments: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; Sands Macao; and Marina Bay Sands. The Company also reviews construction and development activities for its primary projects under development, in addition to its reportable segments noted above. The Company has included Ferry Operations and Other (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to its properties in Macao) and Corporate and Other to reconcile to the condensed consolidated results of operations and financial condition. The operations that comprised the Company’s former Las Vegas Operating Properties reportable business segment were classified as a discontinued operation through February 22, 2022, and the information below for the nine months ended September 30, 2022, excludes these results.
The Company’s segment information as of September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Three Months Ended September 30, 2023
Macao:
The Venetian Macao	$575	$55	$17	$58	$18	$723
The Londoner Macao	371	97	25	17	8	518
The Parisian Macao	181	37	15	7	4	244
The Plaza Macao and Four Seasons Macao	108	24	7	50	3	192
Sands Macao	75	4	3	1	—	83
Ferry Operations and Other	—	—	—	—	29	29
	1,310	217	67	133	62	1,789
Marina Bay Sands	698	125	89	68	35	1,015
Intercompany royalties	—	—	—	—	61	61
Intercompany eliminations(1)	—	—	—	—	(70)	(70)
Total net revenues	$2,008	$342	$156	$201	$88	$2,795

Three Months Ended September 30, 2022
Macao:
The Venetian Macao	$60	$10	$3	$27	$4	$104
The Londoner Macao	24	10	4	9	10	57
The Parisian Macao	8	5	1	5	2	21
The Plaza Macao and Four Seasons Macao	27	5	2	23	—	57
Sands Macao	8	1	1	1	—	11
Ferry Operations and Other	—	—	—	—	8	8
	127	31	11	65	24	258
Marina Bay Sands	510	92	71	55	28	756
Intercompany royalties	—	—	—	—	28	28
Intercompany eliminations(1)	—	—	—	(1)	(36)	(37)
Total net revenues	$637	$123	$82	$119	$44	$1,005

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Nine Months Ended September 30, 2023
Macao:
The Venetian Macao	$1,544	$142	$47	$162	$39	$1,934
The Londoner Macao	850	232	59	47	15	1,203
The Parisian Macao	492	100	35	23	7	657
The Plaza Macao and Four Seasons Macao	367	69	21	125	5	587
Sands Macao	218	12	9	1	1	241
Ferry Operations and Other	—	—	—	—	74	74
	3,471	555	171	358	141	4,696
Marina Bay Sands	1,940	326	252	178	92	2,788
Intercompany royalties	—	—	—	—	164	164
Intercompany eliminations(1)	—	—	—	(1)	(190)	(191)
Total net revenues	$5,411	$881	$423	$535	$207	$7,457

Nine Months Ended September 30, 2022
Macao:
The Venetian Macao	$308	$38	$12	$112	$11	$481
The Londoner Macao	145	43	19	35	15	257
The Parisian Macao	83	23	7	20	4	137
The Plaza Macao and Four Seasons Macao	120	20	7	90	1	238
Sands Macao	39	5	3	1	—	48
Ferry Operations and Other	—	—	—	—	22	22
	695	129	48	258	53	1,183
Marina Bay Sands	1,278	186	150	159	61	1,834
Intercompany royalties	—	—	—	—	78	78
Intercompany eliminations(1)	—	—	—	(1)	(101)	(102)
Total net revenues	$1,973	$315	$198	$416	$91	$2,993
____________________
(1)Intercompany eliminations include royalties and other intercompany services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$1	$2	$5	$5
Ferry Operations and Other	6	6	18	17
	7	8	23	22
Marina Bay Sands	2	1	4	2
Intercompany royalties	61	28	164	78
Total intersegment revenues	$70	$37	$191	$102

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$290	$(37)	$752	$(39)
The Londoner Macao	167	(60)	326	(147)
The Parisian Macao	81	(37)	201	(77)
The Plaza Macao and Four Seasons Macao	71	6	237	55
Sands Macao	17	(22)	42	(61)
Ferry Operations and Other	5	(2)	12	(4)
	631	(152)	1,570	(273)
Marina Bay Sands	491	343	1,317	783
Consolidated adjusted property EBITDA(1)	1,122	191	2,887	510
Other Operating Costs and Expenses
Stock-based compensation(2)	(6)	(9)	(25)	(20)
Corporate	(49)	(53)	(166)	(167)
Pre-opening	(3)	(4)	(13)	(11)
Development	(44)	(26)	(140)	(108)
Depreciation and amortization	(313)	(260)	(875)	(780)
Amortization of leasehold interests in land	(15)	(14)	(43)	(42)
Loss on disposal or impairment of assets	(4)	(2)	(22)	(8)
Operating income (loss)	688	(177)	1,603	(626)
Other Non-Operating Costs and Expenses
Interest income	79	38	225	56
Interest expense, net of amounts capitalized	(200)	(183)	(628)	(501)
Other income (expense)	4	2	(17)	(29)
Income tax expense	(122)	(60)	(221)	(172)
Net income (loss) from continuing operations	$449	$(380)	$962	$(1,272)
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
(2)During the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense of $16 million and $18 million, respectively, of which $10 million and $9 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense of $58 million and $47 million, respectively, of which $33 million and $27 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

	Nine Months Ended September 30,
	2023	2022

	(In millions)
Capital Expenditures
Corporate and Other	$168	$50
Macao:
The Venetian Macao	44	35
The Londoner Macao	66	153
The Parisian Macao	3	2
The Plaza Macao and Four Seasons Macao	8	7
Sands Macao	3	2
	124	199
Marina Bay Sands	400	255
Total capital expenditures	$692	$504

	September 30, 2023	December 31, 2022

	(In millions)
Total Assets
Corporate and Other	$6,027	$5,422
Macao:
The Venetian Macao	2,156	2,135
The Londoner Macao	4,247	4,489
The Parisian Macao	1,838	1,828
The Plaza Macao and Four Seasons Macao	1,055	1,020
Sands Macao	257	208
Ferry Operations and Other	450	870
	10,003	10,550
Marina Bay Sands	6,094	6,067
Total assets	$22,124	$22,039

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
The Macao government announced total visitation from mainland China to Macao increased approximately 243.6% and decreased approximately 39.7%, during the eight months ended August 31, 2023 (the latest statistics currently available), as compared to the same period in 2022 and 2019 (pre-pandemic), respectively. The Macao government also announced gross gaming revenue increased approximately 779.7% and decreased approximately 31.1%, during the three months ended September 30, 2023, as compared to the same period in 2022 and 2019, respectively. Additionally, gross gaming revenue increased approximately 305.3% and decreased approximately 41.5%, during the nine months ended September 30, 2023, as compared to the same period in 2022 and 2019, respectively.
Singapore
From 2020 through early 2022, our operations in Singapore were negatively impacted by the reduction in travel and tourism related to the COVID-19 pandemic. However, the Vaccinated Travel Framework (“VTF”), launched in April 2022, facilitated the resumption of travel and had a positive impact on operations at Marina Bay Sands. During February 2023, any remaining COVID-19 border measures were lifted. Airlift passenger movement has increased with a total of 38 million passengers having passed through Singapore's Changi Airport from January through August 2023 (the latest statistics currently available), an increase of 130% and a decrease of 16% compared to the same period in 2022 and 2019, respectively.
Visitation to Marina Bay Sands continues to improve since the travel restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased from approximately 3.7 million in 2022 to 10.1 million for the nine months ended September 30, 2023, while visitation decreased 29.2% when compared to the same period in 2019.
Summary
While the disruptions arising from the COVID-19 pandemic have subsided, given the dynamic nature of these circumstances, the potential future impact, if any, on our consolidated results of operations, cash flows and financial condition is uncertain. However, we have a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $5.57 billion and access to $1.50 billion, $2.24 billion and $431 million of available borrowing capacity from our LVSC Revolving Facility, 2018 SCL Revolving Facility and 2012 Singapore Revolving Facility, respectively, as of September 30, 2023. We believe we are able to support continuing operations and complete our major construction projects that are underway.

Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2022 Annual Report on Form 10-K filed on February 3, 2023.
There were no newly identified significant accounting policies and estimates during the nine months ended September 30, 2023, nor were there any material changes to the critical accounting policies and estimates discussed in our 2022 Annual Report.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.15% to 3.45% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 24.2%, 20.9%, 21.5%, 24.1%, 17.2% and 18.4% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 4.3%, 3.9%, 4.0%, 6.0%, 3.3% and 4.0% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 10.5% and 11.7%, respectively, of our table games play was conducted on a credit basis for the nine months ended September 30, 2023.

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
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Summary Financial Results
We continue to see positive financial results in the third quarter of 2023 due to the lift of COVID-19 restrictions in Macao beginning in late December 2022, as well as a 72.5% increase in visitation to Singapore during the third quarter of 2023, as compared to the same period in 2022, driven by a 57.4% increase in airlift passenger movement during July and August 2023 (the latest statistics currently available) as compared to the same period in 2022.
Net revenues for the three months ended September 30, 2023, were $2.80 billion, compared to $1.01 billion for the three months ended September 30, 2022. Operating income was $688 million for the three months ended September 30, 2023, compared to an operating loss of $177 million for the three months ended September 30, 2022. Net income from continuing operations was $449 million for the three months ended September 30, 2023, compared to a net loss from continuing operations of $380 million for the three months ended September 30, 2022.
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended September 30,
	2023	2022	Percent Change

	(Dollars in millions)
Casino	$2,008	$637	215.2%
Rooms	342	123	178.0%
Food and beverage	156	82	90.2%
Mall	201	119	68.9%
Convention, retail and other	88	44	100.0%
Total net revenues	$2,795	$1,005	178.1%
Consolidated net revenues were $2.80 billion for the three months ended September 30, 2023, an increase of $1.79 billion compared to $1.01 billion for the three months ended September 30, 2022. The increase was due to increases of $1.53 billion and $258 million at our Macao operations and Marina Bay Sands, respectively.
Net casino revenues increased $1.37 billion compared to the three months ended September 30, 2022. The increase was due to increases of $1.18 billion and $188 million at our Macao operations and Marina Bay Sands, respectively. The lift of COVID-19 restrictions in Macao beginning in late December 2022 and increased visitation and airlift passenger movement in Singapore during the current period resulted in increased visitation across our properties driving higher table games and slot volumes. The following table summarizes the results of our casino activity:

	Three Months Ended September 30,
	2023	2022	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$575	$60	858.3%
Non-Rolling Chip drop	$2,313	$292	692.1%
Non-Rolling Chip win percentage	24.3%	24.3%	—	pts
Rolling Chip volume	$953	$115	728.7%
Rolling Chip win percentage	6.00%	1.70%	4.30	pts
Slot handle	$1,319	$158	734.8%
Slot hold percentage	4.3%	4.0%	0.3	pts
The Londoner Macao
Total net casino revenues	$371	$24	1,445.8%
Non-Rolling Chip drop	$1,737	$116	1,397.4%
Non-Rolling Chip win percentage	20.7%	20.2%	0.5	pts
Rolling Chip volume	$1,561	$179	772.1%
Rolling Chip win percentage	3.93%	5.27%	(1.34)	pts
Slot handle	$1,498	$104	1,340.4%
Slot hold percentage	4.0%	4.0%	—	pts
The Parisian Macao
Total net casino revenues	$181	$8	2,162.5%
Non-Rolling Chip drop	$789	$60	1,215.0%
Non-Rolling Chip win percentage	22.0%	24.1%	(2.1)	pts
Rolling Chip volume	$277	$26	965.4%
Rolling Chip win percentage	6.76%	(14.10)%	20.86	pts
Slot handle	$670	$34	1,870.6%
Slot hold percentage	4.0%	4.4%	(0.4)	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$108	$27	300.0%
Non-Rolling Chip drop	$570	$90	533.3%
Non-Rolling Chip win percentage	21.5%	17.6%	3.9	pts
Rolling Chip volume	$2,068	$212	875.5%
Rolling Chip win percentage	2.28%	9.37%	(7.09)	pts
Slot handle	$10	$4	150.0%
Slot hold percentage	(1.7)%	14.4%	(16.1)	pts
Sands Macao
Total net casino revenues	$75	$8	837.5%
Non-Rolling Chip drop	$414	$47	780.9%
Non-Rolling Chip win percentage	16.8%	16.5%	0.3	pts
Rolling Chip volume	$14	$16	(12.5)%
Rolling Chip win percentage	13.84%	2.98%	10.86	pts
Slot handle	$473	$72	556.9%
Slot hold percentage	3.3%	3.4%	(0.1)	pts

	Three Months Ended September 30,
	2023	2022	Change

	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$698	$510	36.9%
Non-Rolling Chip drop	$1,936	$1,258	53.9%
Non-Rolling Chip win percentage	17.6%	18.6%	(1.0)	pts
Rolling Chip volume	$8,149	$6,837	19.2%
Rolling Chip win percentage	3.85%	3.47%	0.38	pts
Slot handle	$6,364	$4,424	43.9%
Slot hold percentage	3.6%	4.3%	(0.7)	pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.
Room revenues increased $219 million compared to the three months ended September 30, 2022. The increase was due to increases of $186 million and $33 million at our Macao operations and Marina Bay Sands, respectively, due to increased occupancy rates and ADR driven by increased visitation. Increased visitation at our Macao operations during the current period was due to the lifting of pandemic-related restrictions in Macao that began in December 2022 and the grand opening of The Londoner Macao in May 2023. Increased visitation to Marina Bay Sands during the quarter was due to an increase in airlift passenger movement in Singapore, as well as introducing new and elevated suites and rooms and other amenities at Marina Bay Sands throughout 2023. The following table summarizes the results of our room activity:

	Three Months Ended September 30,
	2023	2022	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$55	$10	450.0%
Occupancy rate	98.0%	36.7%	61.3	pts
Average daily room rate (ADR)	$212	$135	57.0%
Revenue per available room (RevPAR)	$207	$50	314.0%
The Londoner Macao
Total room revenues	$97	$10	870.0%
Occupancy rate	95.3%	23.2%	72.1	pts
Average daily room rate (ADR)	$190	$159	19.5%
Revenue per available room (RevPAR)	$181	$37	389.2%
The Parisian Macao
Total room revenues	$37	$5	640.0%
Occupancy rate	97.0%	37.1%	59.9	pts
Average daily room rate (ADR)	$165	$98	68.4%
Revenue per available room (RevPAR)	$160	$36	344.4%
The Plaza Macao and Four Seasons Macao
Total room revenues	$24	$5	380.0%
Occupancy rate	86.4%	19.8%	66.6	pts
Average daily room rate (ADR)	$472	$453	4.2%
Revenue per available room (RevPAR)	$408	$90	353.3%

	Three Months Ended September 30,
	2023	2022	Change

	(Room revenues in millions)
Sands Macao
Total room revenues	$4	$1	300.0%
Occupancy rate	98.7%	43.8%	54.9	pts
Average daily room rate (ADR)	$173	$157	10.2%
Revenue per available room (RevPAR)	$171	$69	147.8%
Singapore Operations:
Marina Bay Sands(1)
Total room revenues	$125	$92	35.9%
Occupancy rate	96.3%	96.0%	0.3	pts
Average daily room rate (ADR)	$681	$515	32.2%
Revenue per available room (RevPAR)	$656	$494	32.8%
__________________________
(1)    During the three months ended September 30, 2023 and 2022, approximately 2,200 and 2,100 rooms, respectively, were available for use.
Food and beverage revenues increased $74 million compared to the three months ended September 30, 2022. Increased business volume across our food and beverage outlets and in banquet operations were in line with increased property visitation resulting in increases of $56 million and $18 million at our Macao operations and Marina Bay Sands, respectively.
Mall revenues increased $82 million compared to the three months ended September 30, 2022. The increase was due to increases of $69 million in Macao, driven by a decrease in rent concessions granted to our mall tenants and an increase in turnover and overage rents, and $13 million at Marina Bay Sands, driven by an increase in overage and base rent.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended September 30,
	2023	2022	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$58	$26	123.1%
Mall gross leasable area (in square feet)	818,773	814,771	0.5%
Occupancy	80.0%	79.1%	0.9	pts
Base rent per square foot	$277	$286	(3.1)%
Tenant sales per square foot(1)	$1,743	$1,021	70.7%
Shoppes at Londoner
Total mall revenues	$17	$9	88.9%
Mall gross leasable area (in square feet)	611,192	605,461	0.9%
Occupancy	54.2%	54.9%	(0.7)	pts
Base rent per square foot	$152	$136	11.8%
Tenant sales per square foot(1)	$1,701	$1,112	53.0%

	Three Months Ended September 30,
	2023	2022	Change

	(Mall revenues in millions)
Shoppes at Parisian
Total mall revenues	$7	$5	40.0%
Mall gross leasable area (in square feet)	296,352	296,322	—%
Occupancy	66.1%	73.8%	(7.7)	pts
Base rent per square foot	$110	$121	(9.1)%
Tenant sales per square foot(1)	$641	$376	70.5%
Shoppes at Four Seasons
Total mall revenues	$50	$23	117.4%
Mall gross leasable area (in square feet)	249,303	248,674	0.3%
Occupancy	92.7%	94.4%	(1.7)	pts
Base rent per square foot	$595	$542	9.8%
Tenant sales per square foot(1)	$6,714	$4,301	56.1%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$68	$55	23.6%
Mall gross leasable area (in square feet)	616,699	622,007	(0.9)%
Occupancy	99.5%	99.8%	(0.3)	pts
Base rent per square foot	$315	$283	11.3%
Tenant sales per square foot(1)	$2,998	$2,359	27.1%
__________________________
Note:    This table excludes the results of our retail outlets at Sands Macao. As a result of the COVID-19 pandemic, tenants were provided rent concessions during the three months ended September 30, 2022. Base rent per square foot presented above excludes the impact of these rent concessions.
(1)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
Convention, retail and other revenues increased $44 million compared to the three months ended September 30, 2022. The increase was due to a $38 million increase at our Macao operations, primarily driven by a $17 million increase in ferry operations due to the resumption of ferry services in January 2023. Increased visitation to our Macao operations led to increases of $10 million in retail and other revenues (e.g., limo and spa) and $7 million in entertainment revenue. Included in retail and other revenues was a $12 million insurance recovery at our Macao operations due to Typhoon Saola in September 2023. A $6 million increase at Marina Bay Sands was driven primarily by increases of $3 million in convention revenue and $3 million in other revenues (e.g. museum, SkyPark and transportation).

Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended September 30,
	2023	2022	Percent Change

	(Dollars in millions)
Casino	$1,103	$410	169.0%
Rooms	80	41	95.1%
Food and beverage	128	83	54.2%
Mall	23	16	43.8%
Convention, retail and other	52	27	92.6%
Provision for credit losses	3	8	(62.5)%
General and administrative	290	238	21.8%
Corporate	49	53	(7.5)%
Pre-opening	3	4	(25.0)%
Development	44	26	69.2%
Depreciation and amortization	313	260	20.4%
Amortization of leasehold interests in land	15	14	7.1%
Loss on disposal or impairment of assets	4	2	100.0%
Total operating expenses	$2,107	$1,182	78.3%
Operating expenses were $2.11 billion for the three months ended September 30, 2023, an increase of $925 million compared to $1.18 billion for the three months ended September 30, 2022, primarily driven by increases of $693 million in casino expenses, $53 million in depreciation and amortization, $52 million in general and administrative expenses, $45 million in food and beverage expenses, $39 million in rooms expenses, $25 million in convention, retail and other expenses, and $18 million in development expenses.
Casino expenses increased $693 million compared to the three months ended September 30, 2022. The increase was primarily attributable to increases of $574 million and $46 million in gaming taxes at our Macao operations and Marina Bay Sands, respectively, consistent with increased casino revenues. We also had increases in gaming tax rates of 1% in Macao and 3% in Singapore, and a 1% increase in value added tax in Singapore.
Room expenses increased $39 million compared to the three months ended September 30, 2022. The increase was attributable to increases of $30 million and $9 million at our Macao operations and Marina Bay Sands, respectively, driven by increased occupancy in Macao and higher costs associated with the new and elevated suites and rooms introduced at Marina Bay Sands during the year.
Food and beverage expenses increased $45 million compared to the three months ended September 30, 2022. The increase was due to increases of $29 million and $16 million at our Macao operations and Marina Bay Sands, respectively, primarily driven by increased food outlet and banquet operation volumes.
Convention, retail and other expenses increased $25 million compared to the three months ended September 30, 2022, primarily driven by increases of $21 million and $4 million at our Macao operations and Marina Bay Sands, respectively. The increases were primarily driven by increases of $10 million in ferry operation expenses due to the resumption of ferry services in January 2023, $7 million in entertainment expenses due to increased event volume, $3 million in limo expenses, $2 million in convention expenses and $1 million in retail expenses.
Provision for credit losses was $3 million for three months ended September 30, 2023, compared to $8 million for the three months ended September 30, 2022. The $5 million decrease was primarily driven by a decrease in casino provisions in Singapore. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses increased $52 million compared to the three months ended September 30, 2022. The increase was primarily due to increases of $31 million and $21 million at our Macao operations and Marina Bay Sands, respectively, driven by increases in payroll and marketing costs, utilities and property taxes.
Development expenses were $44 million for the three months ended September 30, 2023, compared to $26 million for the three months ended September 30, 2022. During the three months ended September 30, 2023, the costs were associated with our evaluation and pursuit of new business opportunities, primarily in New York, Texas and digital gaming related efforts. Development costs are expensed as incurred.
Depreciation and amortization increased $53 million compared to the three months ended September 30, 2022. The increase was primarily due to a $32 million increase at Marina Bay Sands as a result of the completion of renovations that were placed into service during the second quarter and a $21 million increase at our Macao operations primarily as a result of accelerated depreciation related to the second phase of the renovations at The Londoner Macao and amortization of the intangible asset related to the Macao gaming concession.
Loss on disposal or impairment of assets was $4 million for three months ended September 30, 2023. The losses incurred for the three months ended September 30, 2023, were primarily due to $2 million in demolition costs related to the renovation at Marina Bay Sands.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Three Months Ended September 30,
	2023	2022	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$290	$(37)	(883.8)%
The Londoner Macao	167	(60)	(378.3)%
The Parisian Macao	81	(37)	(318.9)%
The Plaza Macao and Four Seasons Macao	71	6	1,083.3%
Sands Macao	17	(22)	(177.3)%
Ferry Operations and Other	5	(2)	(350.0)%
	631	(152)	(515.1)%
Marina Bay Sands	491	343	43.1%
Consolidated adjusted property EBITDA(1)	$1,122	$191	487.4%
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

	Three Months Ended September 30,
	2023	2022

	(In millions)
Consolidated adjusted property EBITDA	$1,122	$191

Other Operating Costs and Expenses
Stock-based compensation(a)	(6)	(9)
Corporate	(49)	(53)
Pre-opening	(3)	(4)
Development	(44)	(26)
Depreciation and amortization	(313)	(260)
Amortization of leasehold interests in land	(15)	(14)
Loss on disposal or impairment of assets	(4)	(2)
Operating income (loss)	688	(177)
Other Non-Operating Costs and Expenses
Interest income	79	38
Interest expense, net of amounts capitalized	(200)	(183)
Other income	4	2
Income tax expense	(122)	(60)
Net income (loss) from continuing operations	$449	$(380)
__________________________
(a)During the three months ended September 30, 2023 and 2022, we recorded stock-based compensation expense of $16 million and $18 million, respectively, of which $10 million and $9 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations increased $783 million compared with the three months ended September 30, 2022, primarily due to increases in revenues across our operations due to increased visitation at our Macao properties driven by the lift of most COVID-19 restrictions in late December 2022 and early January 2023.
Adjusted property EBITDA at Marina Bay Sands increased $148 million compared to the three months ended September 30, 2022, primarily due to increases in revenues across our operations driven by increased visitation and airlift passenger movement in Singapore, as well as new and elevated suites and rooms and other amenities introduced at Marina Bay Sands during the year.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended September 30,
	2023	2022

	(Dollars in millions)
Interest cost	$202	$184
Less — capitalized interest	(2)	(1)
Interest expense, net	$200	$183
Weighted average total debt balance	$14,863	$15,491
Weighted average interest rate	5.4%	4.8%
Interest cost increased $18 million compared to the three months ended September 30, 2022, primarily resulting from an increase in the weighted average interest rate from 4.8% to 5.4% during the three months ended September 30, 2023 when compared to the three months ended September 30, 2022. This is due to the increase in the underlying benchmark rates on our SCL Revolving Facility and our Singapore Credit Facility. Interest cost was also impacted by an overall decrease in our weighted average total debt balance, due primarily to the $1.20 billion and $500 million paid on the SCL Revolving Facility in May 2023 and August 2023, respectively, partially offset by the addition of the $201 million finance lease entered into in June 2023 for the New York land lease. We also had

$8 million in imputed interest expense on the Macao gaming concession financial liability in the third quarter of 2023.
Other Factors Affecting Earnings
Interest income was $79 million for the three months ended September 30, 2023, compared to $38 million for the three months ended September 30, 2022, an increase of $41 million. The increase was attributable to an increase of interest income on money market funds, bank deposits and treasury bills driven by higher market interest rates. Our average interest rate on cash and cash equivalents during the three months ended September 30, 2023 was 5.6%, compared to 2.1% for the three months ended September 30, 2022.
Other income was $4 million for the three months ended September 30, 2023, compared to $2 million for the three months ended September 30, 2022. Other income during the three months ended September 30, 2023, was primarily attributable to foreign currency transaction gains driven by the U.S. dollar-denominated debt held by Sands China Ltd. (“SCL”).
Our income tax expense was $122 million on income before income taxes of $571 million for the three months ended September 30, 2023, resulting in an 21.4% effective income tax rate. This compares to a 18.8% effective income tax rate for the three months ended September 30, 2022. The income tax expense for the three months ended September 30, 2023, reflects a 17% statutory tax rate on our Singapore operations and a 21% corporate income tax on our domestic operations.
Our operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, Venetian Macao Limited (“VML,” a subsidiary of SCL) and its peers received an income tax exemption on gaming operations through December 31, 2022. Additionally, we entered into a shareholder dividend tax agreement with the Macao government in April 2019, effective through June 26, 2022, providing an annual payment as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. In December 2022, we requested a corporate tax exemption on profits generated by the operation of casino games in Macao for the new gaming concession period effective from January 1, 2023 through December 31, 2032, or for a period of corporate tax exemption that the Chief Executive of Macao may deem more appropriate. We are evaluating the timing of an application for a new shareholder dividend tax agreement with the Macao government. Our income tax expense is based on our estimated annual effective tax rate for the year applied to year-to-date operating results in accordance with interim accounting guidelines.
The net income attributable to our noncontrolling interests was $69 million for the three months ended September 30, 2023, compared to a net loss attributable to our noncontrolling interests of $142 million for the three months ended September 30, 2022. These amounts were related to the noncontrolling interest of SCL.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Operating Revenues
Our net revenues consisted of the following:

	Nine Months Ended September 30,
	2023	2022	Percent Change

	(Dollars in millions)
Casino	$5,411	$1,973	174.3%
Rooms	881	315	179.7%
Food and beverage	423	198	113.6%
Mall	535	416	28.6%
Convention, retail and other	207	91	127.5%
Total net revenues	$7,457	$2,993	149.1%

Consolidated net revenues were $7.46 billion for the nine months ended September 30, 2023, an increase of $4.46 billion compared to $2.99 billion for the nine months ended September 30, 2022, due primarily to an increase of $3.51 billion at our Macao operations. The increase at our Macao operations was due to increased visitation as COVID-19 restrictions were lifted in Macao and the surrounding region in late December 2022 and early January 2023. In addition, a $952 million increase at Marina Bay Sands was primarily due to increased visitation resulting from the reopening of borders and elimination of pandemic-related restrictions in April 2022.
Net casino revenues increased $3.44 billion compared to the nine months ended September 30, 2022. The increase was driven by a $2.78 billion increase at our Macao operations due to increased visitation across our properties resulting in increased table games and slot volumes. Casino revenues at Marina Bay Sands increased by $662 million due to increased table games and slot volumes. The lift of COVID-19 restrictions in Macao beginning in late December 2022 and elimination of restrictions in April 2022 in Singapore led to increased visitation and table games and slot volumes. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2023	2022	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$1,544	$308	401.3%
Non-Rolling Chip drop	$6,256	$1,260	396.5%
Non-Rolling Chip win percentage	23.9%	25.1%	(1.2)	pts
Rolling Chip volume	$3,299	$1,099	200.2%
Rolling Chip win percentage	4.88%	3.45%	1.43	pts
Slot handle	$3,699	$835	343.0%
Slot hold percentage	4.3%	3.8%	0.5	pts
The Londoner Macao
Total net casino revenues	$850	$145	486.2%
Non-Rolling Chip drop	$3,990	$645	518.6%
Non-Rolling Chip win percentage	20.9%	22.1%	(1.2)	pts
Rolling Chip volume	$5,013	$770	551.0%
Rolling Chip win percentage	2.97%	4.74%	(1.77)	pts
Slot handle	$3,585	$499	618.4%
Slot hold percentage	4.0%	3.6%	0.4	pts
The Parisian Macao
Total net casino revenues	$492	$83	492.8%
Non-Rolling Chip drop	$2,148	$331	548.9%
Non-Rolling Chip win percentage	21.3%	24.4%	(3.1)	pts
Rolling Chip volume	$938	$235	299.1%
Rolling Chip win percentage	7.18%	6.78%	0.40	pts
Slot handle	$1,887	$220	757.7%
Slot hold percentage	4.0%	3.8%	0.2	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$367	$120	205.8%
Non-Rolling Chip drop	$1,563	$406	285.0%
Non-Rolling Chip win percentage	24.3%	24.2%	0.1	pts
Rolling Chip volume	$4,473	$1,275	250.8%
Rolling Chip win percentage	3.14%	4.92%	(1.78)	pts
Slot handle	$85	$16	431.3%
Slot hold percentage	5.9%	9.7%	(3.8)	pts

	Nine Months Ended September 30,
	2023	2022	Change

	(Dollars in millions)
Sands Macao
Total net casino revenues	$218	$39	459.0%
Non-Rolling Chip drop	$1,165	$181	543.6%
Non-Rolling Chip win percentage	17.2%	18.1%	(0.9)	pts
Rolling Chip volume	$80	$163	(50.9)%
Rolling Chip win percentage	6.67%	4.49%	2.18	pts
Slot handle	$1,377	$316	335.8%
Slot hold percentage	3.2%	3.1%	0.1	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$1,940	$1,278	51.8%
Non-Rolling Chip drop	$5,482	$3,191	71.8%
Non-Rolling Chip win percentage	18.2%	18.4%	(0.2)	pts
Rolling Chip volume	$21,237	$14,130	50.3%
Rolling Chip win percentage	3.51%	3.76%	(0.25)	pts
Slot handle	$17,926	$11,797	52.0%
Slot hold percentage	3.9%	4.3%	(0.4)	pts

Room revenues increased $566 million compared to the nine months ended September 30, 2022. The increase was due to increases of $426 million and $140 million at our Macao operations and Marina Bay Sands, respectively. Macao room revenues increased as a result of an increase in occupancy rates and ADR, driven by increased visitation as pandemic-related restrictions were lifted beginning in December 2022 and the grand opening of The Londoner Macao in May 2023. At Marina Bay Sands, room revenues increased due to the elimination of pandemic-related restrictions in April 2022, and from the introduction of new and elevated suites and rooms and other amenities. The following table summarizes the results of our room activity:

	Nine Months Ended September 30,
	2023	2022	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$142	$38	273.7%
Occupancy rate	93.1%	38.9%	54.2	pts
Average daily room rate (ADR)	$209	$143	46.2%
Revenue per available room (RevPAR)	$195	$56	248.2%
The Londoner Macao
Total room revenues	$232	$43	439.5%
Occupancy rate	74.9%	25.7%	49.2	pts
Average daily room rate (ADR)	$201	$149	34.9%
Revenue per available room (RevPAR)	$150	$38	294.7%
The Parisian Macao
Total room revenues	$100	$23	334.8%
Occupancy rate	91.0%	38.7%	52.3	pts
Average daily room rate (ADR)	$159	$107	48.6%
Revenue per available room (RevPAR)	$145	$41	253.7%
The Plaza Macao and Four Seasons Macao
Total room revenues	$69	$20	245.0%
Occupancy rate	79.3%	26.3%	53.0	pts
Average daily room rate (ADR)	$490	$435	12.6%
Revenue per available room (RevPAR)	$389	$114	241.2%
Sands Macao
Total room revenues	$12	$5	140.0%
Occupancy rate	94.8%	53.5%	41.3	pts
Average daily room rate (ADR)	$170	$137	24.1%
Revenue per available room (RevPAR)	$161	$74	117.6%
Singapore Operations:
Marina Bay Sands(1)
Total room revenues	$326	$186	75.3%
Occupancy rate	96.9%	91.3%	5.6	pts
Average daily room rate (ADR)	$626	$375	66.9%
Revenue per available room (RevPAR)	$607	$343	77.0%
__________________________
(1)During the nine months ended September 30, 2023 and 2022, approximately 2,000 and 2,100 rooms, respectively, were available for use.
Food and beverage revenues increased $225 million compared to the nine months ended September 30, 2022. The increase was due to increases of $123 million and $102 million at our Macao operations and Marina Bay Sands, respectively, driven by new outlets and increased business volume at food and beverage outlets and banquet operations.

Mall revenues increased $119 million compared to the nine months ended September 30, 2022. The increase of $100 million in our Macao operation was primarily driven by a $101 million increase due to a decrease in rent concessions and an increase in overage rent, partially offset by a $4 million decrease in base rent. The $19 million increase at Marina Bay Sands was driven by a $9 million increase in overage rent and a $7 million increase in base rent.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Nine Months Ended September 30,(1)
	2023	2022	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$161	$111	45.0%
Mall gross leasable area (in square feet)	818,773	814,771	0.5%
Occupancy	80.0%	79.1%	0.9	pts
Base rent per square foot	$277	$286	(3.1)%
Tenant sales per square foot(2)	$1,743	$1,021	70.7%
Shoppes at Londoner
Total mall revenues	$47	$35	34.3%
Mall gross leasable area (in square feet)	611,192	605,461	0.9%
Occupancy	54.2%	54.9%	(0.7)	pts
Base rent per square foot	$152	$136	11.8%
Tenant sales per square foot(2)	$1,701	$1,112	53.0%
Shoppes at Parisian
Total mall revenues	$23	$20	15.0%
Mall gross leasable area (in square feet)	296,352	296,322	—%
Occupancy	66.1%	73.8%	(7.7)	pts
Base rent per square foot	$110	$121	(9.1)%
Tenant sales per square foot(2)	$641	$376	70.5%
Shoppes at Four Seasons
Total mall revenues	$125	$90	38.9%
Mall gross leasable area (in square feet)	249,303	248,674	0.3%
Occupancy	92.7%	94.4%	(1.7)	pts
Base rent per square foot	$595	$542	9.8%
Tenant sales per square foot(2)	$6,714	$4,301	56.1%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$178	$159	11.9%
Mall gross leasable area (in square feet)	616,699	622,007	(0.9)%
Occupancy	99.5%	99.8%	(0.3)	pts
Base rent per square foot	$315	$283	11.3%
Tenant sales per square foot(2)	$2,998	$2,359	27.1%
__________________________
Note: This table excludes the results of our retail outlets at Sands Macao. As a result of the COVID-19 pandemic, tenants were provided rent concessions during the nine months ended September 30, 2022. Base rent per square foot presented above excludes the impact of these rent concessions.
(1)    As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of September 30, 2023 and 2022, they are identical to the summary presented herein for the three months ended September 30, 2023 and 2022, respectively.

(2)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
Convention, retail and other revenues increased $116 million compared to the nine months ended September 30, 2022, due primarily to increases of $87 million and $29 million at our Macao operations and Marina Bay Sands, respectively, driven by increases of $40 million in ferry operations due to the resumption of ferry services in January 2023, $20 million in convention revenue, $23 million in retail and other operating revenues (e.g. limo and spa), including $12 million in insurance recovery due to Typhoon Saola in September 2023, and $18 million in entertainment revenue.
Operating Expenses
Our operating expenses consisted of the following:

	Nine Months Ended September 30,
	2023	2022	Percent Change

	(Dollars in millions)
Casino	$3,011	$1,323	127.6%
Rooms	207	125	65.6%
Food and beverage	349	221	57.9%
Mall	65	53	22.6%
Convention, retail and other	141	73	93.2%
Provision for credit losses	2	14	(85.7)%
General and administrative	820	694	18.2%
Corporate	166	167	(0.6)%
Pre-opening	13	11	18.2%
Development	140	108	29.6%
Depreciation and amortization	875	780	12.2%
Amortization of leasehold interests in land	43	42	2.4%
Loss on disposal or impairment of assets	22	8	175.0%
Total operating expenses	$5,854	$3,619	61.8%
Operating expenses were $5.85 billion for the nine months ended September 30, 2023, an increase of $2.24 billion compared to $3.62 billion for the nine months ended September 30, 2022. The increase was primarily driven by a $1.69 billion increase in casino expenses.
Casino expenses increased $1.69 billion compared to the nine months ended September 30, 2022. The increase was primarily attributable to increases of $1.34 billion and $175 million in gaming taxes at our Macao operations and Marina Bay Sands, respectively, consistent with increased casino revenues. We also had increases in gaming taxes of 1% in Macao and 3% in Singapore, and a 1% increase in value added tax in Singapore.
Room expenses increased $82 million compared to the nine months ended September 30, 2022. The increase was due to increases of $59 million and $23 million at our Macao operations and Marina Bay Sands, respectively, consistent with increased occupancy in both Macao and Marina Bay Sands and higher costs associated with the new and elevated suites and rooms introduced at Marina Bay Sands during the year.
Food and beverage expenses increased $128 million compared to the nine months ended September 30, 2022. The increase was due to increases of $75 million and $53 million at Marina Bay Sands and our Macao operations, respectively, driven by increased business volume at food outlets and banquets operations in line with increased property visitation.
Convention, retail and other expenses increased $68 million compared to the nine months ended September 30, 2022, due to increases of $54 million and $14 million at our Macao operations and Marina Bay Sands, respectively. The increases were primarily due to increases of $26 million in ferry operation expenses due to the resumption of ferry services in January 2023, $16 million in entertainment expenses, $6 million in convention expenses, $3 million in limo expenses and $2 million in retail expenses.

Provision for credit losses was $2 million for the nine months ended September 30, 2023, compared to $14 million for the nine months ended September 30, 2022. The $12 million decrease was primarily driven by collections of Macao casino receivables that were fully reserved. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $126 million compared to the nine months ended September 30, 2022. The increase was primarily due to increases of $69 million and $57 million at Marina Bay Sands and our Macao operations, respectively, driven by increases in payroll and marketing costs, utilities and property taxes.
Development expenses were $140 million for the nine months ended September 30, 2023, compared to $108 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the costs were associated with our evaluation and pursuit of new business opportunities primarily in New York, Texas and digital gaming related efforts. Development costs are expensed as incurred.
Depreciation and amortization increased $95 million compared to the nine months ended September 30, 2022. The increase was primarily due to a $68 million increase at Marina Bay Sands as a result of the completion of renovations that were placed into service during the second quarter and a $27 million increase at our Macao operations primarily as a result of accelerated depreciation related to the second phase of the renovations at The Londoner Macao and amortization of the intangible asset related to the Macao gaming concession.
Loss on disposal or impairment of assets was $22 million for the nine months ended September 30, 2023, compared to $8 million for the nine months ended September 30, 2022. The losses incurred for the nine months ended September 30, 2023 were primarily due to $13 million in demolition costs related to renovations at Marina Bay Sands and $9 million in disposals and demolition costs at our Macao operations. The losses incurred for the nine months ended September 30, 2022 were primarily due to asset disposals and demolition costs related to asset disposals related to aircraft parts.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Nine Months Ended September 30,
	2023	2022	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$752	$(39)	(2,028.2)%
The Londoner Macao	326	(147)	(321.8)%
The Parisian Macao	201	(77)	(361.0)%
The Plaza Macao and Four Seasons Macao	237	55	330.9%
Sands Macao	42	(61)	(168.9)%
Ferry Operations and Other	12	(4)	(400.0)%
	1,570	(273)	(675.1)%
Marina Bay Sands	1,317	783	68.2%
Consolidated adjusted property EBITDA(1)	$2,887	$510	466.1%
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

	Nine Months Ended September 30,
	2023	2022

	(In millions)
Consolidated adjusted property EBITDA	$2,887	$510

Other Operating Costs and Expenses
Stock-based compensation(a)	(25)	(20)
Corporate	(166)	(167)
Pre-opening	(13)	(11)
Development	(140)	(108)
Depreciation and amortization	(875)	(780)
Amortization of leasehold interests in land	(43)	(42)
Loss on disposal or impairment of assets	(22)	(8)
Operating income (loss)	1,603	(626)
Other Non-Operating Costs and Expenses
Interest income	225	56
Interest expense, net of amounts capitalized	(628)	(501)
Other expense	(17)	(29)
Income tax expense	(221)	(172)
Net income (loss) from continuing operations	$962	$(1,272)
____________________
(a)During the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense of $58 million and $47 million, respectively, of which $33 million and $27 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations increased $1.84 billion compared to the nine months ended September 30, 2022, primarily due to increased casino and room revenues driven by increased visitation at our properties due to the lift of COVID-19 restrictions in late December 2022 and early January 2023.
Adjusted property EBITDA at Marina Bay Sands increased $534 million compared to the nine months ended September 30, 2022. The increase was primarily due to increased revenues across our operations driven by the reopening of borders and elimination of most pandemic-related restrictions in April 2022, as well as introducing new and elevated suites and rooms and other amenities at Marina Bay Sands during the year.

Interest Expense
The following table summarizes information related to interest expense:

	Nine Months Ended September 30,
	2023	2022

	(Dollars in millions)
Interest cost	$633	$504
Less — capitalized interest	(5)	(3)
Interest expense, net	$628	$501
Weighted average total debt balance	$15,500	$15,188
Weighted average interest rate	5.4%	4.4%
Interest cost increased $129 million compared to the nine months ended September 30, 2022, primarily resulting from an increase in the weighted average interest rate from 4.4% to 5.4% during the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022. This is due to the increase in the underlying benchmark rates on our SCL Revolving Facility and our Singapore Credit Facility. Interest cost was also impacted by an overall increase in our weighted average total debt balance, primarily due to the $1.20 billion drawn on the SCL Revolving Facility in 2022, and the addition of the $201 million finance lease entered into in June 2023 for the New York land lease. This increase was offset by the $1.20 billion and $500 million paid on the SCL Revolving Facility in May 2023 and August 2023, respectively. We also had $23 million in imputed interest expense on the Macao gaming concession financial liability in 2023.
Other Factors Affecting Earnings
Interest income was $225 million for the nine months ended September 30, 2023, compared to $56 million for the nine months ended September 30, 2022, an increase of $169 million, which was primarily attributable to an increase of $159 million in interest income on money market funds, bank deposits and treasury bills driven by higher interest rates. Our average interest rates on cash and cash equivalents during the nine months ended September 30, 2023 was 4.9%, compared to 1.1% for the nine months ended September 30, 2022. We also had an increase of $8 million in interest income on the seller financing loan provided in connection with the sale of the Las Vegas properties due to an increase in the interest rate as the buyer elected payment-in-kind for the interest payments effective July 1, 2022 and an increase in the period in which the loan balance was outstanding in 2023.
Other expense was $17 million for the nine months ended September 30, 2023, compared to $29 million for the nine months ended September 30, 2022. Other expense during the nine months ended September 30, 2023, was primarily attributable to $27 million of foreign currency transaction losses driven by U.S. dollar denominated debt held by SCL, partially offset by $12 million of foreign currency transaction gains at MBS.
Our income tax expense was $221 million on income before income taxes of $1.18 billion for the nine months ended September 30, 2023, resulting in a 18.7% effective income tax rate. This compares to a 15.6% effective income tax rate for the nine months ended September 30, 2022. The income tax expense for the nine months ended September 30, 2023, reflects a 17% statutory tax rate on our Singapore operations and a 21% corporate income tax on our domestic operations.
Our operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, VML and its peers received an income tax exemption on gaming operations through December 31, 2022. Additionally, we entered into a shareholder dividend tax agreement with the Macao government in April 2019, effective through June 26, 2022, providing an annual payment as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. In December 2022, we requested a corporate tax exemption on profits generated by the operation of casino games in Macao for the new gaming concession period effective from January 1, 2023 through December 31, 2032, or for a period of corporate tax exemption that the Chief Executive of Macao may deem more appropriate. We are evaluating the timing of an application for a new shareholder dividend tax agreement with the Macao government. Our income tax expense is based on our estimated annual effective tax rate for the year applied to year-to-date operating results in accordance with interim accounting guidelines.

The net income attributable to our noncontrolling interests was $123 million for the nine months ended September 30, 2023, compared to a net loss attributable to our noncontrolling interests of $370 million for the nine months ended September 30, 2022. These amounts were related to the noncontrolling interest of SCL.
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
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and nine months ended September 30, 2023 and 2022:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended September 30, 2023
Mall revenues:
Minimum rents(1)	$43	$31	$9	$4	$40
Overage rents	7	17	4	1	19
CAM, levies and direct recoveries	8	2	4	2	9
Total mall revenues	58	50	17	7	68
Mall operating expenses:
Common area maintenance	3	2	2	1	6
Marketing and other direct operating expenses	2	2	2	—	2
Mall operating expenses	5	4	4	1	8
Property taxes(3)	—	—	—	—	2
Mall-related expenses(4)	$5	$4	$4	$1	$10
For the three months ended September 30, 2022
Mall revenues:
Minimum rents(1)	$40	$29	$7	$5	$37
Overage rents	2	1	2	—	11
Rent concessions(2)	(22)	(9)	(3)	(3)	—
CAM, levies and direct recoveries	6	2	3	3	7
Total mall revenues	26	23	9	5	55
Mall operating expenses:
Common area maintenance	2	1	2	1	6
Marketing and other direct operating expenses	1	1	1	—	1
Mall operating expenses	3	2	3	1	7
Property taxes(3)	—	—	—	—	1
Mall-related expenses(4)	$3	$2	$3	$1	$8

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the nine months ended September 30, 2023
Mall revenues:
Minimum rents(1)	$124	$92	$25	$13	$117
Overage rents	14	26	11	4	36
CAM, levies and direct recoveries	23	7	11	6	25
Total mall revenues	161	125	47	23	178
Mall operating expenses:
Common area maintenance	10	4	6	3	17
Marketing and other direct operating expenses	7	7	4	2	4
Mall operating expenses	17	11	10	5	21
Property taxes(3)	1	—	—	—	5
Mall-related expenses(4)	$18	$11	$10	$5	$26
For the nine months ended September 30, 2022
Mall revenues:
Minimum rents(1)	$128	$90	$22	$18	$110
Overage rents	3	3	8	1	27
Rent concessions(2)	(41)	(10)	(4)	(6)	—
CAM, levies and direct recoveries	21	7	9	7	22
Total mall revenues	111	90	35	20	159
Mall operating expenses:
Common area maintenance	8	3	5	3	15
Marketing and other direct operating expenses	5	4	3	2	4
Mall operating expenses	13	7	8	5	19
Property taxes(3)	1	—	—	—	3
Mall-related expenses(4)	$14	$7	$8	$5	$22
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
The Second Development Agreement provides for a total minimum project cost of approximately 4.50 billion Singapore dollars (“SGD,” approximately $3.29 billion at exchange rates in effect on September 30, 2023). The estimated cost and timing of the total project will be updated as we complete design and begin construction. We expect the total project cost will materially exceed the amounts referenced above from April 2019 based on current market conditions due to inflation, higher material and labor costs and other factors. We have incurred approximately $1.08 billion as of September 30, 2023, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS Expansion Project site.
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
We are nearing completion of the renovation of Towers 1 and 2 of Marina Bay Sands. This renovation has introduced world class suites and other luxury amenities at a cost estimated at approximately $1.0 billion upon completion. We also announced the next phase with the renovation of the Tower 3 hotel rooms into world class suites and other property changes at an estimated cost of approximately $750 million. These renovations at Marina Bay Sands are substantially upgrading the overall guest experience for our premium customers, including new dining and retail experiences, and upgrading the casino floor, among other things. These projects are in addition to the previously announced plans for the MBS Expansion Project.

Macao
Under the Concession, we are required to invest a minimum of 30.24 billion patacas (approximately $3.75 billion at exchange rates in effect on September 30, 2023) in certain gaming and non-gaming projects in Macao by December 2032. The specific investments to be carried out are determined annually by VML and proposed to the Macao government for approval. These investments will be in connection with, among others, attracting international visitors to Macao, conventions and exhibitions, entertainment shows, sporting events, culture and art, health and wellness, themed attractions, supporting Macao’s position as a city of gastronomy, and increasing community and maritime tourism. We expect to invest 27.80 billion patacas (approximately $3.45 billion at exchange rates in effect on September 30, 2023) in non-gaming projects. VML submitted the list of investments and projects it intends to carry out in 2023 to the Macao government on March 31, 2023, which has been approved by the Macao government.
We have commenced works on Phase II of the Londoner Macao, which includes the renovation of the rooms in the Sheraton and Conrad hotel towers and the addition of new attractions, dining, retail and entertainment offerings. These projects have a total estimated cost of $1.0 billion.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2023	2022

	(In millions)
Net cash generated from (used in) operating activities from continuing operations	$2,221	$(840)
Cash flows from investing activities from continuing operations:
Capital expenditures	(692)	(504)
Proceeds from disposal of property and equipment	3	9
Acquisition of intangible assets and other	(236)	(104)
Net cash used in investing activities from continuing operations	(925)	(599)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	4	—
Tax withholding on vesting of equity awards	(1)	(1)
Dividends paid	(153)	—
Proceeds from long-term debt	—	700
Repayments on long-term debt	(1,803)	(50)
Payments of financing costs	(32)	(9)
Other	(25)	—
Transactions with discontinued operations	—	5,032
Net cash generated from (used in) financing activities from continuing operations	$(2,010)	$5,672
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis and to a lesser extent as a trade receivable. Operating cash flows are generally affected by changes in operating income, accounts receivable, gaming related liabilities and interest payments. Cash flows from operating activities for the nine months ended September 30, 2023, increased $3.06 billion as compared to the nine months ended September 30, 2022. The increase in cash generated from operations was primarily due to our Macao and Singapore operations generating increased operating income driven by the acceleration of visitation and the elimination of most pandemic-related restrictions in Singapore, beginning in April 2022, and in Macao, beginning in late December 2022, and increased working capital.
Cash Flows — Investing Activities
Capital expenditures for the nine months ended September 30, 2023, totaled $692 million. Included in this amount was $400 million for construction activities at Marina Bay Sands in Singapore and $124 million for construction and development activities in Macao, which consisted of $66 million for The Londoner Macao, $44 million for The Venetian Macao, $8 million for The Plaza Macao and Four Seasons Macao, $3 million for Sands Macao and $3 million for The Parisian Macao. Additionally, this amount included $168 million for corporate and other costs.
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
Cash Flows — Financing Activities
Net cash flows used in financing activities were $2.01 billion for the nine months ended September 30, 2023, which was primarily attributable to $1.80 billion in repayments on long-term debt, primarily related to the repayment on the SCL revolving facility of $1.70 billion, $153 million in dividend payments, $32 million in deferred offering costs primarily relating to the amendment and restatement of the 2018 SCL Credit Facility and $25 million in other financial liability payments.
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
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio, as defined per the respective facility agreements. As of September 30, 2023, our U.S. and Singapore leverage ratios, as defined per the respective credit facility agreements, were 3.5x and 2.0x, respectively, compared to the maximum leverage ratios allowed of 4.0x and 4.5x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
On May 11, 2023, SCL entered into an amended and restated facility agreement (the “A&R Facility Agreement”) with respect to certain provisions of the 2018 SCL Credit Facility, pursuant to which lenders have (a) extended the termination date for the Hong Kong Dollar (“HKD”) commitments and U.S. dollar commitments of the lenders that consented to the waivers and amendments in the A&R Facility Agreement (the “Extending Lenders”) from July 31, 2023 to July 31, 2025; (b) extended to (and including) January 1, 2024, the waiver period for the requirement for SCL to comply with the requirements that SCL ensure (i) the consolidated leverage ratio does not exceed 4.0x and (ii) the consolidated interest coverage ratio is not less than 2.5x; (c) amended the definition of consolidated total debt such that it excludes any financial indebtedness that is subordinated and subject in right of payment to the prior payment in full of the A&R Facility Agreement (including the $1.0 billion subordinated unsecured term loan facility made available by the Company to SCL); (d) amended the maximum permitted consolidated leverage ratio as of the last day of each of the financial quarters ending March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, and subsequent financial quarters to be 6.25x, 5.5x, 5.0x, 4.5x, and 4.0x respectively; and (e) extended to (and including) January 1, 2025 the period during which SCL’s ability to declare or make any dividend payment or similar distribution is restricted if at such time (x) the Total Commitments (as defined in the A&R Facility Agreement) exceed $2.0 billion by SCL’s exercise of the option to increase the Total Commitments by an aggregate amount of up to $1.0 billion and (y) the consolidated leverage ratio is greater than 4.0x, unless, after giving effect to such payment, the sum of (i) the aggregate amount of cash and cash equivalents of SCL on such date and (ii) the aggregate amount of the undrawn facility under the A&R Facility Agreement and unused commitments under other credit facilities of SCL is greater than $2.0 billion. Pursuant to the A&R Facility Agreement, SCL paid a customary fee to the Extending Lenders that consented. The amendments with respect to the Extended Commitments took effect on July 31, 2023.
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
We held unrestricted cash and cash equivalents of approximately $5.57 billion and restricted cash of approximately $124 million as of September 30, 2023, which approximately $1.94 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.94 billion, approximately $1.61 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to levels of earnings, cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, laws and regulations currently applicable to our subsidiaries and restrictions in connection with their contractual arrangements. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
We believe we have a strong balance sheet and sufficient liquidity in place, including unrestricted cash and cash equivalents of $5.57 billion and cash flow generated from operations, as well as the $4.17 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit, and SGD 3.69 billion (approximately $2.70 billion at exchange rates in effect on September 30, 2023) under our Singapore Delayed Draw Term Facility as of September 30, 2023 (only available for draws after the construction cost estimate and construction schedule for the MBS Expansion Project have been delivered to the lenders). We believe we are well positioned to support our continuing operations, maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments, as well as meet our commitments under the Macao Concession. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure.
In July 2023, we announced the resumption of our return of capital program. On August 16, 2023, we paid a quarterly dividend of $0.20 per common share as part of a regular cash dividend program and, during the nine months ended September 30, 2023, recorded $153 million as a distribution against retained earnings. In October 2023, our Board of Directors declared a quarterly dividend of $0.20 per common share (a total estimated to be approximately $153 million) to be paid on November 15, 2023, to stockholders of record on November 7, 2023.

Share Repurchase Program
On October 16, 2023, our Board of Directors authorized increasing the remaining repurchase amount of $916 million to $2.0 billion and extending the expiration date from November 2024 to November 3, 2025. During the nine months ended September 30, 2023, no shares of our common stock were repurchased. We intend to resume our share repurchase program in the fourth quarter of 2023. All share repurchases of our common stock have been recorded as treasury stock. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, cash flows, legal requirements, other investment opportunities and market conditions.
Aggregate Indebtedness and Other Contractual Obligations
As of September 30, 2023, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the extension of the maturity date for the 2018 SCL Revolving Credit Facility, a $1.70 billion repayment and the accompanying interest on this facility; the decrease in fixed interest payments on the SCL senior notes due to an upgraded credit rating from Standard & Poor’s, the decrease being effective on the first payment date after July 26, 2023; the land lease related to the purchase of the Nassau Coliseum; and new sponsorship and similar agreements entered into. These transactions are summarized below:

	Payments Due by Period
	2023(1)	2024 - 2025	2026 - 2027	Thereafter	Total

	(In millions)
Long-Term Debt Obligations(2)
2018 SCL Credit Facility — Revolving	$—	$250	$—	$—	$250
Fixed Interest Payments	17	657	405	303	1,382
Variable Interest Payments(3)	5	31	—	—	36
Other(4)	1	12	13	1,570	1,596
Contractual Obligations
Other(5)	2	91	117	90	300
Total	$25	$1,041	$535	$1,963	$3,564
_______________________
(1)Represents the three-month period ending December 31, 2023.
(2)See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt” for further details on these financing transactions.
(3)Based on the 1-month rate as of September 30, 2023, Hong Kong Interbank Offered Rate (“HIBOR”) of 5.40% plus the applicable interest rate spread in accordance with the respective debt agreement.
(4)Other consists of payments associated with the Nassau Coliseum land lease entered into June 2, 2023. Refer to “Note 7 — Leases” for further details on the Nassau Coliseum transaction.
(5)Consists of non-cancellable contractual obligations related to various sponsorship and similar agreements. Refer to "Note 9 — Commitments and Contingencies" for further details on the sponsorship and similar agreements.

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
•the ability to execute our previously announced capital expenditure programs and produce future returns;
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
As of September 30, 2023, the estimated fair value of our long-term debt was approximately $13.30 billion, compared to its contractual value of $14.26 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $309 million. A hypothetical 100 basis point change in Secured Overnight Financing Rate (“SOFR”), Hong Kong Inter-Bank Offered Rate (“HIBOR”) and Swap Offer Rate (“SOR”) would cause our annual interest cost on our long-term debt to change by approximately $31 million.
Foreign currency transaction losses were $17 million for the nine months ended September 30, 2023, primarily due to U.S. dollar denominated debt issued by SCL. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of September 30, 2023, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $21 million, and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $70 million (net of the impact from the foreign currency swap agreements). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2023, and have concluded they are effective at the reasonable assurance level.
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
ITEM 5 — OTHER INFORMATION
During the quarter ended September 30, 2023, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

October 20, 2023	By:	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

October 20, 2023	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)