Form 10-K
period 2023-12-31
LAS VEGAS SANDS CORP
filed 2024-02-07
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $19,205,929,006 based on the closing sale price on that date as reported on the New York Stock Exchange.
The Company had 753,621,428 shares of common stock outstanding as of January 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be used in connection with the registrant's 2024 Annual Meeting of Stockholders are incorporated into Part III (Item 10 through Item 14) of this Annual Report on Form 10-K.

Las Vegas Sands Corp.

PART I
ITEM 1. — BUSINESS
Our Company
Las Vegas Sands Corp. (“LVSC,” or together with its subsidiaries “we” or the “Company”) is the leading global developer and operator of destination properties (“Integrated Resorts”) that feature premium accommodations, world-class gaming, entertainment and retail malls, convention and exhibition facilities, celebrity chef restaurants and other amenities.
We currently own and operate Integrated Resorts in Macao and Singapore. We believe our geographic diversity, best-in-class properties and convention-based business model provide us with the best platform in the hospitality and gaming industry to continue generating growth and cash flow while simultaneously pursuing new development opportunities. We focus on the mass market, which comprises our most profitable gaming segment. We believe the mass market segment will continue to deliver long-term growth as a result of continuing economic growth, expansion of the middle class and increasing number of high net worth individuals across our markets in Asia. We also offer loyalty programs at our properties, which provide access to rewards, privileges and members-only events. Additionally, we believe being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.
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
Our unique convention-based marketing strategy allows us to attract business travelers during the slower mid-week periods while leisure travelers occupy our properties during the weekends. Our convention, trade show and meeting facilities, combined with the on-site amenities offered at our Macao and Singapore Integrated Resorts, provide flexible and expansive space for meetings, incentives, conventions and exhibitions (“MICE”).
Through our 69.9% ownership of Sands China Ltd. (“SCL”), we own and operate a collection of Integrated Resorts in the Macao Special Administrative Region (“Macao”) of the People's Republic of China (“PRC” or “China”). These properties include The Venetian Macao Resort Hotel (“The Venetian Macao”); The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao, Cotai Strip (the “Four Seasons Macao”); and the Sands Macao.
In Singapore, we own and operate the iconic Marina Bay Sands, which opened in 2010 and is one of Singapore's major tourist, business and retail destinations.
We are dedicated to sustainability across environment, social and governance (“ESG”) priorities, anchored by our People, Communities and Planet corporate responsibility platform. In 2023, we were named to the Dow Jones Sustainability North America Index for the sixth consecutive year and to the Dow Jones Sustainability World Index for the fourth consecutive year, recognizing our ESG leadership and performance. We strive to deliver a positive working environment for our team members worldwide and pledge to promote the advancement of aspiring team members through a range of educational partnerships, grants and leadership training. We are committed to creating and investing in industry-leading policies and procedures to safeguard our patrons, partners, employees and neighbors. We drive social impact through, among other things, our Sands Cares charitable giving and community engagement program. Our industry-leading Integrated Resorts provide substantial contributions to our host communities including growth in leisure and business tourism, sustained job creation and ongoing financial opportunities for local small and medium-sized businesses. We continuously make efforts to improve our environmental performance through our Sands ECO360 global sustainability program (“Sands ECO360”). Through Sands ECO360, we develop and implement environmental practices to advance energy efficiency and transition to renewables, reduce waste, conserve water and source products and materials responsibly.
LVSC was incorporated in Nevada in August 2004. Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “LVS.” Our principal executive office is located at 5420 S. Durango Dr.,

Las Vegas, Nevada 89113 and our telephone number at that address is (702) 923-9000. Our website address is www.sands.com. The information on our website is not part of this Annual Report on Form 10-K.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other Securities and Exchange Commission (“SEC”) filings, and any amendments to those reports and any other filings we file with or furnish to the SEC under the Securities Exchange Act of 1934 are made available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC and are also available at the SEC's web site address at www.sec.gov.
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
This Annual Report on Form 10-K contains certain forward-looking statements. See “Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements.”
Our principal operating and developmental activities occur in two geographic areas: Macao and Singapore. Management reviews the results of operations for each of its operating segments, which generally are our Integrated Resorts. In Macao, our operating segments are: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; and Sands Macao. In Singapore, our operating segment is Marina Bay Sands. Additionally, prior to its sale, our operating segment in the United States was The Venetian Resort Las Vegas and the Sands Expo and Convention Center (together, the “Las Vegas Operating Properties”) through February 22, 2022, which has been disclosed as a discontinued operation. We also review construction and development activities for our primary projects under development, in addition to our reportable segments noted above. We also have ferry operations and various other operations that are ancillary to our Macao properties (collectively, “Ferry Operations and Other”).
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
Substantial and diversified cash flow from existing operations. Our Integrated Resorts in Macao and Singapore have contributed 54% and 46% of our total adjusted property EBITDA, respectively, during 2023. In each of these jurisdictions, our cash flow from operations was derived from a combination of gaming and non-gaming sources, including retail malls, hotel, food and beverage, entertainment and MICE.
Market leadership in the growing high-margin mass market gaming segment. In our gaming business, we focus on the high-margin mass gaming segment. Our combined SCL properties continue to have the highest percentage of gaming win from mass tables and slots of the Macao operators. Management estimates our mass market table revenues typically generate a gross margin substantially higher than the gross margin on our VIP table revenues. Additionally, gross gaming revenue from mass tables and slots has contributed to approximately two-thirds of total gross gaming revenue at Marina Bay Sands during the previous five years.
Established brands with broad regional and international market awareness and appeal. Through a combination of its diversity of amenities, scale of facilities and its distinctive design, The Venetian Macao has remained the foremost example of a themed Integrated Resort in Macao. The Londoner Macao, our largest themed property on the Cotai Strip, with replicas of the Houses of Parliament and the Elizabeth Tower, along with the Parisian Macao, our themed property with an iconic replica of the Eiffel Tower and other attractions, has established an interconnected critical mass of European-themed Integrated Resorts that attract multiple segments of leisure and business tourism and drive broad brand awareness both regionally and globally. As awareness of The Londoner Macao increases, we believe this Integrated Resort has both the quality and scale to enhance the overall reputation and recognition of our Macao portfolio.
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
Experienced management team with a proven track record. Mr. Robert G. Goldstein, our Chairman and Chief Executive Officer, has been an integral part of our executive team from the beginning, joining our founder and previous Chairman and Chief Executive Officer, Mr. Sheldon G. Adelson, before The Venetian Resort Las Vegas was constructed. Mr. Goldstein is one of the most respected and experienced executives in our industry today. Mr. Patrick Dumont, our President and Chief Operating Officer, has been with the Company for more than 13 years, including previously serving as our Executive Vice President and Chief Financial Officer, and has prior experience in corporate finance and management. Our management team is focused on delivering growth, increasing our return on invested capital, balance sheet strength, preserving the Company’s financial flexibility to pursue development opportunities and continuing to execute return of capital to stockholders.
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

Focusing on the high-margin mass market gaming segment, while continuing to provide luxury amenities and high service levels to our VIP and premium players. The scale and product mix of our Integrated Resort properties allow us to participate very effectively in all segments of the market. We believe the mass market segment will continue to exhibit long-term growth as a result of continuing economic growth, expansion of the middle class and increasing number of high net worth individuals across our markets in Asia, accompanied by supportive long-term trends in business and leisure tourism. Our properties are positioned to harness future growth in the mass market that comprise our most profitable gaming segment, while delivering the immersive destination resort experiences that create loyalty with VIP and premium players.
Identifying targeted investment opportunities to drive growth across our portfolio. We will continue to invest in the expansion of our facilities and the enhancement of the leisure and business tourism appeal of our property portfolio. Our planned development projects include fulfilling capital and operating investment requirements as part of our Macao gaming concession, the next phase of renovation and redevelopment of The Londoner Macao and the extensive renovation and expansion of Marina Bay Sands.
Our Operations
Macao
The Venetian Macao is the anchor property of our Cotai Strip development and is located approximately two miles from the Taipa Ferry Terminal on Macao's Taipa Island and six miles from the bridge linking Hong Kong, Macao and Zhuhai. The Venetian Macao includes approximately 503,000 square feet of gaming space and gaming support area with approximately 690 table games and 1,260 slot machines and electronic table games (“ETGs”). The Venetian Macao features a 39-floor luxury hotel tower with 2,905 elegantly appointed luxury suites and the Shoppes at Venetian, approximately 948,000 square feet of unique retail shopping with 327 stores featuring many international brands and home to 59 restaurants and food outlets featuring an international assortment of cuisines. In addition, The Venetian Macao has approximately 1.2 million square feet of convention facilities and meeting room space, an 1,800-seat theater and the 15,000-seat Cotai Arena that hosts world-class entertainment and sporting events.
The Londoner Macao, our largest Integrated Resort on the Cotai Strip, is located across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Macao. The Londoner Macao is the result of our renovation, expansion and rebranding of Sands Cotai Central, which included the addition of extensive thematic elements both externally and internally and was completed during 2022. The Londoner Macao presents a range of new attractions and features, including some of London’s most recognizable landmarks, such as the Houses of Parliament and the Elizabeth Tower (commonly known as “Big Ben”), and interactive guest experiences. The Integrated Resort features four hotel towers. The first hotel tower consists of Londoner Court with 368 luxury suites and 400 rooms and suites under the St. Regis brand. The second hotel tower consists of 659 five-star rooms and suites under the Conrad brand and The Londoner Macao Hotel with 594 London-themed suites, including 14 exclusive Suites by David Beckham. The third hotel tower consists of 1,842 rooms and suites under the Sheraton brand. The fourth hotel tower consists of 2,126 rooms and suites under the Sheraton brand. Work on Phase II of the Londoner Macao has commenced, which includes the renovation of the rooms in the Sheraton and Conrad hotel towers, an upgrade of the gaming areas and the addition of new attractions, dining, retail and entertainment offerings. The Integrated Resort includes approximately 400,000 square feet of gaming space and gaming support area with approximately 510 table games and 1,210 slot machines and ETGs, approximately 369,000 square feet of meeting space, a 1,701-seat theater, the 6,000-seat Londoner Arena, approximately 612,000 square feet of retail space with 143 stores and home to 50 restaurants and food outlets featuring an international assortment of cuisines.
The Parisian Macao, which is connected to The Venetian Macao and The Plaza Macao and Four Seasons Macao, includes approximately 272,000 square feet of gaming space and gaming support area with approximately 280 table games and 780 slot machines and ETGs. The Parisian Macao also features 2,541 rooms and suites and the Shoppes at Parisian, approximately 296,000 square feet of unique retail shopping with 112 stores featuring many international brands and home to 26 restaurants and food outlets featuring an international assortment of cuisines. Other non-gaming amenities at The Parisian Macao include a meeting room complex of approximately 63,000 square feet and a 1,200-seat theater. Directly in front of The Parisian Macao, and connected via a covered walkway to the main building, is a half-scale authentic re-creation of the Eiffel Tower containing a viewing platform and restaurant.

The Plaza Macao and Four Seasons Macao, which is located adjacent to The Venetian Macao, has approximately 108,000 square feet of gaming space and gaming support area with approximately 90 table games and 20 slot machines and ETGs at its Plaza Casino. The Plaza Macao and Four Seasons Macao also has 360 elegantly appointed rooms and suites managed by FS Macau Lda., several food and beverage offerings, and conference and banquet facilities. The Grand Suites at Four Seasons features 289 luxury suites. The Shoppes at Four Seasons includes approximately 249,000 square feet of retail space with 134 stores and home to 10 restaurant and food outlets, and is connected to the Shoppes at Venetian. The Plaza Macao and Four Seasons Macao also features 19 ultra-exclusive Paiza Mansions, which are individually designed and made available by invitation only.
The Sands Macao, the first U.S. operated Las Vegas-style casino in Macao, is situated near the Macao-Hong Kong Ferry Terminal on a waterfront parcel centrally located between Macao's Gongbei border gate with China and Macao's central business district. The Sands Macao includes approximately 176,000 square feet of gaming space and gaming support area with approximately 110 table games and 430 slot machines and ETGs. The Sands Macao also includes a 289-suite hotel tower, spa facilities and several restaurants and entertainment areas.
We operate the gaming areas within our Macao properties pursuant to a 10-year gaming concession that expires in December 2032. See “Regulation and Licensing — Macao Concession.”
Singapore
Marina Bay Sands opened with approximately 2,600 rooms and suites located in three 55-story hotel towers. We are currently undertaking extensive renovation work with approximately 1,850 rooms and suites resulting upon completion, which is expected to greatly enhance the positioning of our suite product. Atop the three towers is the Sands SkyPark, an extensive outdoor recreation area with a 150-meter infinity swimming pool and leading restaurant and nightlife brands. The Integrated Resort offers approximately 162,000 square feet of gaming space with approximately 500 table games and 3,000 slot machines and ETGs; The Shoppes at Marina Bay Sands, an enclosed retail, dining and entertainment complex with signature restaurants from world-renowned chefs; an event plaza and promenade; and an art/science museum. Marina Bay Sands also includes approximately 1.2 million square feet of meeting and convention space and a state-of-the-art theater for top Broadway shows, concerts and gala events.
We operate the gaming area within our Singapore property pursuant to a 30-year casino concession provided under a development agreement entered into in August 2006. See “Regulation and Licensing — Development Agreement with Singapore Tourism Board.” Additionally, see “Development Projects — Singapore.”
Our Markets
Macao
Macao is the largest gaming market in the world and the only market in China to offer legalized casino gaming. According to Macao government statistics issued publicly on a monthly basis by the Gaming Inspection and Coordination Bureau (commonly referred to as the “DICJ”), annual gross gaming revenues were 183.06 billion patacas in 2023 (approximately $22.74 billion at exchange rates in effect on December 31, 2023), an increase of 333.8% and a decrease of 37.4% compared to 2022 and 2019, respectively.
We welcomed approximately 27 million visitors to Macao in 2023, compared to the approximately 6 million visitors in 2022. We believe visitation will return to pre-pandemic levels and will continue to experience meaningful long-term growth. We believe this growth will be driven by a variety of factors, including the movement of Chinese citizens to urban centers in China, continued growth of the Chinese outbound tourism market, the increased utilization of existing transportation infrastructure, the introduction of new transportation infrastructure and the continued increase in hotel room inventory in Macao and neighboring Hengqin Island. There has been significant investment announced and recently completed by concessionaires in new resort development projects on Cotai. These factors should help increase the critical mass on Cotai and further drive Macao's transformation into a leading business and leisure tourism hub in Asia. We believe the development of additional integrated resort products in Macao will also drive a higher demand for gaming products.
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
Macao draws in a significant number of customers who are visitors or residents of Hong Kong. One of the major methods of transportation to Macao from Hong Kong is the jetfoil ferry service, including our ferry services, Cotai Water Jet. The Hong Kong-Zhuhai-Macao Bridge (the “HZMB”), which connects Hong Kong, Macao and Zhuhai, has reduced the travel time between Hong Kong and Macao from one hour by ferry to approximately 45 minutes on the road. The HZMB is part of the Greater Bay Area Initiative and plays a key role in connecting the cities in the Greater Bay Area, facilitating the visitation to Macao. Macao is also accessible from Hong Kong by helicopter.
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
Based on figures released by the STB, Singapore welcomed approximately 13.6 million international visitors in the twelve months ended December 31, 2023, a 115.8% increase and a 28.8% decrease compared to the same period in 2022 and 2019, respectively. Tourism receipts were estimated to be SGD 14.18 billion (approximately $10.74 billion at exchange rates in effect on December 31, 2023) in 2022 (the latest information publicly available at the time of filing). The Gambling Regulatory Authority (the “GRA”), the gaming regulator in Singapore, does not disclose gaming revenue for the market and thus no official figure exists.
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

Proximity to Major Asian Cities
More than 100 airlines operate in Singapore, connecting it to some 300 cities in approximately 80 countries. In the twelve months ended December 31, 2023, 59 million passengers passed through Singapore's Changi Airport, an increase of 83% and a decrease of 14% compared to the same period in 2022 and 2019, respectively. In 2019, Changi Jewel, a multi-use retail, hotel and food and beverage destination, opened at Changi Airport, and work is currently underway to expand the number of runways and open a fifth terminal, which would increase passenger capacity. Based on figures released by the STB, the largest source markets for visitors to Singapore over the last five years ending in 2023 were China and Indonesia. The STB's methodology for reporting visitor arrivals does not recognize Malaysian citizens entering Singapore by land, although this method of visitation is generally thought to be substantial.
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
Our malls are designed to complement our other unique amenities and service offerings provided by our Integrated Resorts. Our strategy is to seek out desirable tenants that appeal to our patrons and provide a wide variety of shopping options. We generate our mall revenue primarily from leases with tenants through base minimum rents, overage rents and reimbursements for common area maintenance (“CAM”) and other expenditures. For further information related to the financial performance of our malls, see “Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations.”

The tables below set forth certain information regarding our mall operations on the Cotai Strip and at Marina Bay Sands as of December 31, 2023. These tables do not reflect subsequent activity in 2024.

Mall Name	Total GLA(1)	Selected Significant Tenants

Shoppes at Venetian	818,686(2)	ZARA, Victoria's Secret, UNIQLO, Tiffany & Co., Rolex, Bvlgari, MUJI, Marks & Spencer, Tommy Hilfiger, Cartier, Chaumet, Longines, Omega, Polo Ralph Lauren, Kenzo
Shoppes at Londoner	611,905
Marks & Spencer, Chow Tai Fook, Apple, Bottega Veneta, Gucci, Burberry, Tod's, V&A, DFS, Tory Burch, The Cheesecake Factory, Shake Shack, Jimmy Choo, Alexander McQueen, Polo Ralph Lauren, Stella McCartney, Emporio Armani, Canada Goose, Harry Potter: The Exhibition

Shoppes at Parisian	296,352	Versace Jeans Couture, Antonia, Champion, Jaeger-LeCoultre, Breitling, I.T Menswear, Temptation
Shoppes at Four Seasons	249,373	Cartier, Chanel, Louis Vuitton, Hermès, Gucci, Dior, Versace, Zegna, Loro Piana, Saint Laurent, Balenciaga, Loewe, Roger Vivier, Christian Louboutin, Alexander McQueen, Miu Miu, Tiffany & Co., Rimowa
The Shoppes at Marina Bay Sands	615,633(3)	Louis Vuitton, Zara, Chanel, Gucci, Dior, Burberry, Prada, Fendi, Moncler, Hermès, Cartier, Apple
____________________
(1)Represents Gross Leasable Area in square feet.
(2)Excludes approximately 130,000 square feet of space on the fifth floor currently not on the market for lease.
(3)Excludes approximately 230,000 square feet of space operated by the Company.

The following table reflects our tenant representation by category for our mall operations as of December 31, 2023:

Category	Square Feet	% of Square Feet	Representative Tenants

Fashion (luxury, women's, men's, mixed)	719,734	34%
Louis Vuitton, Dior, Gucci, Versace, Chanel, Hermès, Balenciaga, Loewe, Saint Laurent, Burberry, Prada, Moncler, Fendi, Kenzo, Alexander McQueen, Bottega Veneta, ZEGNA, Givenchy, Loro Piana, Miu Miu, Berluti

Restaurants and lounges	392,929	19%	Lei Garden, Ce La Vi, North, The Cheesecake Factory, Shake Shack, Haidilao, Tai Er Chinese Sauerkraut Fish
Multi-Brands	245,114	12%	Duty Free Americas, The Atrium, DFS, Temptation
Jewelry	155,515	8%	Bvlgari, Cartier, Rolex, Tiffany & Co., Chaumet, Van Cleef & Arpels, Longines, Jaeger-LeCoultre, Breitling, Breguet, Chopard, PIAGET
Health and beauty	108,038	5%	Sephora, Sa Sa, Chanel, Helena Rubinstein, SkinCeuticals, La Prairie, Dior
Fashion accessories and footwear	104,826	5%	Rimowa, Oakley & Spectacle Hut, Charles & Keith, Tod’s, Jimmy Choo, Roger Vivier, Christian Louboutin
Home furnishing and electronics	97,281	5%	Apple, Zara Home, MUJI
Lifestyle, sports and entertainment	88,847	4%	Manchester United, Adidas, Lululemon, Under Armour
Banks and services	57,214	3%	Bank of China, ICBC, BR Aesthetic Medical Clinic
Arts and gifts	54,125	3%	Emporio di Gondola, Pop Mart, Harry Potter: The Exhibition
Specialty foods	35,488	2%	Godiva, Haagen Dazs, Jason’s Deli, Venchi
Total	2,059,111	100%
Human Capital
Talent Management
We directly employ approximately 38,700 employees worldwide, including approximately 38,400 full-time employees, and hire additional temporary employees on an as-needed basis. Of our full-time employees, approximately 49% are female.
Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled managers and employees at our properties. Our strategy is to be the employer of choice by ensuring a thriving workforce built on integrity and opportunity and to support our employees’ personal, professional and financial well-being. We strive to enhance our culture by creating a safe environment that consists of an inclusive and diverse workforce where all employees are treated fairly and equally and can excel in the performance of their duties. Some examples of key programs and initiatives we have implemented to attract, develop and retain our diverse workforce include:
•Competitive pay;
•Healthcare: medical/prescription, dental, vision, short-term disability, life and accidental death and disability insurance options at no premium cost; group healthcare insurance; and other support for both physical and mental health, such as a free Employee Assistance Program for employees and their household, which provides information regarding nutrition, disease management, stress reduction and injury prevention;
•Retirement benefits: all eligible employees are able to participate in retirement planning schemes, which may include contributions from the employer, as well as the employee;
•Diversity, Equity and Inclusion Program: through policies, procedures, hiring practices and support systems, we seek to promote diversity, equity and inclusion and integrate these values into our Company;
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
Commitment to Environmental Sustainability
We focus significant attention on minimizing our environmental impact with the goal of reducing the environmental footprint of our existing properties and offsetting the impact of new developments. Through Sands ECO360, we endeavor to adapt to emerging trends, support new technologies and foster environmental stewardship in the areas of building design and development, resort management and operations, and meetings, events and entertainment. The program is aligned with the United Nations Sustainable Development Goals and other key environmental standards in the areas of low carbon transition, water stewardship, waste, materials and resources and biodiversity.
Our Environmental, Social and Governance Report (the “Report”) is available on our website and contains further information on our environmental sustainability performance, including data indices that reflect the reporting standards of the Global Reporting Initiative and the Sustainability Accounting Standards Board. The contents of the Report and our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file or furnish with the SEC, and any reference to the Report and our website are intended to be inactive textual references only.
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
Macao
Under the Concession (defined below) with the Macao government, Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd.) is obligated to invest a total of 30.24 billion patacas (approximately $3.76 billion at exchange rates in effect on December 31, 2023) by the year 2032. These investments are to be allocated to both capital and operational projects, including 27.80 billion patacas (approximately $3.45 billion at exchange rates in effect on December 31, 2023) for a variety of non-gaming projects designed to enhance Macao's appeal to an international audience (the “Investment Plan”).
The Concession requires us to increase our investment in non-gaming projects by up to 20% in the following year if Macao’s annual market gross gaming revenue achieves or exceeds 180 billion patacas (approximately $22.36 billion at exchange rates in effect on December 31, 2023). Macao’s annual market gross gaming revenue amounted to 183.06 billion patacas (approximately $22.74 billion at exchange rates in effect on December 31,

2023). Consequently, we are required to invest, or cause to be invested, an additional 5.56 billion patacas (approximately $691 million at exchange rates in effect on December 31, 2023) in non-gaming investment projects by December 2032.
Key areas of the investment are subject to the approval of the Macao government and include the following:
•MICE Facility Expansion. We plan to expand our convention sector capabilities by constructing a state-of-the-art MICE facility. This new venue, encompassing roughly 18,000 square meters, will adjoin our existing Venetian Macao exhibition center (the “Cotai Expo”). Our goal is to broaden our capacity for large-scale international events, which will be supported by enhanced organization and marketing strategies aimed at making Macao a preferred locale for global corporations' major gatherings.
•Tropical Garden Redevelopment. Le Jardin, located on the southern flank of The Londoner Macao, is to undergo a transformation into a distinctive garden-themed attraction spanning approximately 50,000 square meters. Featuring an iconic conservatory and an array of themed green spaces, this development is intended to become a celebrated Macao landmark that offers a compelling, year-round experience for both tourists and local residents.
•Entertainment. Our Investment Plan includes a broadening of our entertainment and sporting event portfolio, which will include substantial upgrades to the Cotai Arena.
We have commenced works on Phase II of the Londoner Macao, which includes the renovation of the rooms in the Sheraton and Conrad hotel towers, an upgrade of the gaming areas and the addition of new attractions, dining, retail and entertainment offerings. These projects have a total estimated cost of $1.2 billion and are expected to be substantially completed in early 2025.
Singapore
In April 2019, the Company's wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the Singapore Tourism Board (the “STB”) entered into the Second Development Agreement pursuant to which MBS has agreed to construct a development, which will include a hotel tower with luxury rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats.
The Second Development Agreement provides for a total minimum project cost of approximately SGD 4.5 billion (approximately $3.4 billion at exchange rates in effect on December 31, 2023). The estimated cost and timing of the total project will be updated as we complete design and begin construction. We expect the total project cost will materially exceed the amounts referenced above from April 2019 based on current market conditions due to inflation, higher material and labor costs and other factors. We have incurred approximately $1.09 billion as of December 31, 2023, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS Expansion Project site.
On March 22, 2023, MBS and the STB entered into a supplemental agreement (the “Supplemental Agreement”), which extended the construction commencement date to April 8, 2024 and the construction completion date to April 8, 2028, and allowed for changes to the construction and operation plans under the Second Development Agreement.
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
We are nearing completion of the renovation of Towers 1 and 2 of Marina Bay Sands. This renovation has introduced world class suites and other luxury amenities at a cost estimated at approximately $1.0 billion upon completion. We also announced the next phase with the renovation of the Tower 3 hotel rooms into world class suites and other property changes at an estimated cost of approximately $750 million with an expected completion date by 2025. These renovations at Marina Bay Sands are substantially upgrading the overall guest experience for our premium customers, including new dining and retail experiences, and upgrading the casino floor, among other things. These projects are in addition to the previously announced plans for the MBS Expansion Project.
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
In conjunction with this transaction, the seller assigned their lease of the land on which the related assets, including the Nassau Coliseum and other improvements, are affixed (the “Original Lease”) to the Company. Immediately following this assignment, the Company entered into a new land lease agreement with the County of Nassau (the “County”) in the State of New York, for the use and exclusive right to develop and operate assets on the land (the “New Lease”). On April 18, 2023, Hofstra University (“Hofstra”) filed a petition against the Nassau County Planning Commission (the “Planning Commission”) in the New York Supreme Court, County of Nassau, asserting, among other things, that certain meetings held by the Planning Commission concerning the New Lease and certain related transactions were not properly noticed and/or held, and that appropriate materials concerning the meetings were not made available to the public by the Planning Commission in connection with the meetings. On May 31, 2023, Hofstra filed an amended petition that, among other things, added additional respondents and sought to invalidate certain votes held by the County and the Nassau County Legislature. The Company is not a party to these proceedings.
In a decision and order dated November 9, 2023, the Court annulled various votes held by the Nassau County Legislature, annulled the New Lease and remitted the matter to the Planning Commission and the Nassau County Legislature to conduct a proper public hearing in accordance with all relevant statutes and rules, including the Nassau County Administrative Code and the Open Meetings law and for the issuance of a positive declaration pursuant to the New York State Environmental Quality Review Act and for the preparation of an Environmental Impact Statement (the “Procedural Steps”). On November 10, 2023, the respondents appealed the decision and order and on November 21, 2023, Hofstra cross-appealed. On December 13, 2023, the Appellate Division: Second Judicial Department denied respondents’ motion to stay enforcement of the decision and order pending the appeal, but granted a calendar preference, indicating that the appeal will be calendared expeditiously after all briefs have been filed. With the invalidation of the New Lease noted above, the Company became the lessee in the Original Lease. On January 29, 2024, Hofstra filed a motion seeking a declaration that the Court’s prior order included the annulment of Nassau County’s consent and the putative assignment to the Company of the Original Lease. We are committed to working with Nassau County to ensure that the Procedural Steps are conducted; however, there can be no assurance as to the completion or positive outcome of the Procedural Steps or our ability to secure a new lease on terms that are favorable to us.
We purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. In addition to the resolution of the matter noted above regarding the New Lease by the Planning Commission, there is no assurance we will be able to obtain a casino license from the State of New York.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
Regulation and Licensing
Macao Concession
On December 16, 2022, the Macao government granted VML, SCL's wholly owned subsidiary, one of six concessions to operate casinos in Macao. VML entered into a concession agreement with the Macao government for the duration of ten years, beginning January 1, 2023 (the “Concession”). With the expiry of VML’s subconcession on December 31, 2022, all of our casinos, gaming areas and respective supporting areas located in Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao, with a total approximate area of approximately 136,000 square meters (representing approximately 4.7% of the total property area of these entities), reverted to and are now owned by the Macao government. Effective January 1, 2023, all these casinos and gaming areas, as well as respective supporting areas, have been temporarily transferred to VML for the duration of the Concession in return for annual payments of 750 patacas per square meter for the first three years and 2,500 patacas per square meter for the following seven years (approximately $93 and $311, respectively, at exchange rates in effect on December 31, 2023). These annual payments will be adjusted annually based on the Macao average price index for the preceding year. Under the Concession, we are obligated to operate casino games of chance in Macao. The Concession allows us to operate the casino and gaming areas located in the following properties: Sands Macao, The Venetian Macao, The Plaza Macao and the Four Seasons Macao, The Londoner Macao and The Parisian Macao. We are required to invest, or cause to be invested, at least 30.24 billion patacas (approximately $3.76 billion at exchange rates in effect on December 31, 2023), including 27.80 billion patacas (approximately $3.45 billion at exchange rates in effect on December 31, 2023) on non-gaming projects. As part of the investment, we are obligated to develop certain gaming and non-gaming investment projects by December 2032 and dedicate resources to, among others, the attraction of international visitors, conventions and exhibitions, entertainment shows, sporting events, culture and art, health and wellness, and themed attractions, as well as support Macao's position as a city of gastronomy and increase community and maritime tourism. The Concession requires us to increase our investment in non-gaming projects by up to 20% in the following year if Macao’s annual market gross gaming revenue achieves or exceeds 180 billion patacas (approximately $22.36 billion at exchange rates in effect on December 31, 2023). Macao's annual gross gaming revenue amounted to 183.06 billion patacas (approximately $22.74 billion at exchange rates in effect on December 31, 2023) in 2023. Consequently, we are required to invest, or cause to be invested, an additional 5.56 billion patacas (approximately $691 million at exchange rates in effect on December 31, 2023) in non-gaming investment projects by December 2032.
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
In addition, the Macao gaming authorities require prior approval for any loan or similar financing transaction above 100 million patacas (approximately $12 million at exchange rates in effect on December 31, 2023) where VML is a borrower or a lender, or where it involves the creation of liens and encumbrances over VML's assets and restrictions on stock.
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
The Concession requires VML to submit to the Macao government an annual execution proposal of the specific projects mentioned in the Concession’s Investment Plan up to three months before the start of each calendar year, detailing each project it intends to execute, the proposed amount and the execution schedule for the relevant year. The annual execution proposal for the year 2023 was submitted on March 31, 2023. Within two months after submission of each annual execution proposal, the Macao government will decide on their approval, and may request adjustments to specific projects, to the investment amount and to the execution schedule. If any of our annual execution proposals or parts thereof are not approved, VML is obliged to propose allocating the relevant funds to other projects related with its activity, which are also subject to approval of the Macao government. Within three months after the end of each calendar year, VML is required to submit a report on the execution of the previous year’s execution proposal. In addition, VML is subject to the supervision of the Macao government as regards the execution of development projects included in the Concession’s Investment Plan, and VML must submit regular progress reports every two months, and may be requested to submit exceptional detailed reports whenever the normal progress of any development project is compromised.
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
Our Concession expires on December 31, 2032. If our Concession is not extended or renewed, VML may be prohibited from conducting gaming operations in Macao, and we could cease to generate revenues from our gaming operations when our Concession expires. In addition, all casino premises and gaming-related equipment, which use has been temporarily transferred by the Macao government to VML, will be transferred back to the Macao government upon the expiry of our Concession, together with any gaming-related equipment we acquire during our Concession, without any compensation to us.
Under our Concession, we are obligated to pay to the Macao government an annual gaming premium with a fixed portion and a variable portion based on the number and type of gaming tables employed and gaming machines operated by us. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2023). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,274, $18,637 and $124, respectively, at exchange rates in effect on December 31, 2023), subject to a minimum of 76 million patacas (approximately $9 million at exchange rates in effect on December 31, 2023). We also have to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. We are also obligated to pay a special annual gaming premium if the average of the gross gaming revenues of our gaming tables and our electrical or mechanical gaming machines, including slot machines, is lower than a certain minimum amount determined by the Macao government; such special premium being the difference between the special gaming tax based on the actual gross gaming revenues and that of the specified minimum amount. The minimum amount has been set by the Macao government at 7 million patacas per gaming table and 300,000 patacas per gaming machine (approximately $1 million and $37,274, respectively, at exchange rates in effect on December 31, 2023). Based on the maximum number of gaming tables and gaming machines we are currently authorized to operate, if the monthly special gaming taxes paid during the year aggregates to less than 4.50 billion patacas (approximately $560 million at exchange rates in effect on December 31, 2023), we would be required to pay the difference as the special annual gaming premium. During the year ended December 31, 2023, we did not have to pay a special gaming premium under the Concession requirements as the special gaming taxes were higher than the minimum threshold. We must also contribute 5% of our gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for the promotion of tourism in Macao.
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
In August 2018, we received an exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance for the period of January 1, 2019 through June 26, 2022, and in September 2022, this exemption was extended to December 31, 2022, the date our subconcession agreement expired. On February 5, 2024, the Macao government provided notice that VML and its peers would continue to receive this exemption for the period January 1, 2023 through December 31, 2027.
We entered into an agreement with the Macao government in April 2019, effective through June 26, 2022, providing for payments as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits, namely a payment of 38 million patacas (approximately $5 million at exchange rates in effect on December 31, 2023) for 2021 and a payment of 18 million patacas (approximately $2 million at exchange rates in effect on December 31, 2023) for the period between January 1, 2022 through June 26, 2022. We are in discussions with the Macao government regarding a similar agreement, which would commence effective as of January 1, 2023.
Development Agreement with Singapore Tourism Board
On August 23, 2006, MBS entered into a development agreement, as amended by a supplementary agreement on December 11, 2009 (the “Development Agreement”), with the STB to design, develop, construct and operate the Marina Bay Sands. The Development Agreement includes a concession for MBS to own and operate a casino within the Integrated Resort. In addition to the casino, the Integrated Resort includes, among other amenities, a hotel, a retail complex, a convention center and meeting room complex, a theater, restaurants and an art/science museum. MBS is one of two companies awarded a concession to operate a casino in Singapore. Under the request for proposals to develop an integrated resort at Marina Bay, Singapore, during an initial ten-year exclusive period (the “Exclusivity Period”) only two licensees were granted the right to operate a casino in Singapore, which expired on February 28, 2017. This Exclusivity Period was subsequently extended to December 31, 2030, when the Second Development Agreement (see below) was entered into. In connection with entering into the Development Agreement, MBS entered into a 60-year lease with the STB for the parcels underlying the project site and entered into an agreement with the Land Transport Authority of Singapore for the provision of necessary infrastructure for rapid transit systems and road works within and/or outside the project site. During the Exclusivity Period, the Company, which is currently the 100% indirect shareholder of MBS, was required to be the single largest entity with direct or indirect controlling interest of at least 20% in MBS, unless otherwise approved by the GRA.
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
In April 2019, MBS and the STB entered into the Second Development Agreement pursuant to which MBS has agreed to construct a development, which will include a hotel tower with luxury rooms and suites, a rooftop attraction, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats. The Second Development Agreement provides for a total minimum project cost of approximately SGD 4.5 billion (approximately $3.4 billion at exchange rates in effect on December 31, 2023). In connection with the Second Development Agreement, MBS entered into a lease with the STB for the parcels of land underlying the project (the “Land”). In April 2019 and in connection with the lease, MBS provided various governmental agencies in Singapore the required premiums, deposits, stamp duty, goods and services tax and other fees in an aggregate amount of approximately SGD 1.54 billion (approximately $1.14 billion at exchange rates in effect at the time of the transaction). The estimated cost and timing of the total project will be updated as we complete design and begin construction. We expect the total project cost will materially exceed the amounts referenced above from April 2019 based on current market conditions due to inflation, higher material and labor costs and other factors. We have incurred approximately $1.09 billion as of December 31, 2023, inclusive of the payment made in 2019 for the Land.
On March 29, 2022, we entered into a letter agreement with the STB to extend the construction commencement date for the MBS Expansion Project from April 8, 2022 to April 8, 2023. On March 22, 2023, MBS and the STB entered into the Supplemental Agreement, which further extended the construction commencement date to April 8, 2024 and the construction completion date to April 8, 2028, and allowed for changes to the construction and operation plans under the Second Development Agreement.
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
There is a goods and services tax of 7% imposed on gross gaming revenue, which, effective January 1, 2023, increased to 8%, and a casino tax imposed on the gross gaming revenue from the casino after reduction for the amount of goods and services tax. With effect from March 1, 2022, the casino tax rates of 5% for premium players and 15% for mass players were increased to 8% and 18% on gross gaming revenue up to SGD 2.4 billion and SGD 3.1 billion (approximately $1.8 billion and $2.3 billion at exchange rates in effect on December 31, 2023), respectively. On gross gaming revenue above the stated thresholds, the new casino tax rates are 12% for premium players and 22% for mass players. The bad debts written off from the extension of credit granted to gaming patrons is not deductible against gross gaming revenue when calculating the casino tax, but is deductible for the purposes of calculating the goods and services tax (subject to the prevailing law). MBS is permitted to extend casino credit to persons who are not Singapore citizens or permanent residents, but is not permitted to extend casino credit to Singapore citizens or permanent residents except to premium players.
The key constraint imposed on the casino under the Development Agreement is the total size of the gaming area, which must not be more than 15,000 square meters (approximately 161,000 square feet). The following are not counted towards the gaming area: back of house facilities, reception, restrooms, food and beverage areas, retail shops, stairs, escalators and lift lobbies leading to the gaming area, aesthetic and decorative displays, performance areas and major aisles. Under the Development Agreement, the casino located within Marina Bay Sands could not have more than 2,500 gaming machines (although this restriction has been modified by the Second Development

Agreement as described below), but there is no limit on the number of tables for casino games permitted in the casino.
Under the Casino Control Act, as amended (the “Singapore Act”), a casino operator may be subject to a financial penalty, for each ground of disciplinary action which amounts to a serious breach, of a sum not exceeding 10% of the annual gross gaming revenue (as defined in the Singapore Act) of the casino operator for the financial year immediately preceding the date the financial penalty is imposed.
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
The Second Development Agreement makes provision for certain benefits and entitlements conferred on MBS on specified terms and conditions. Among these, upon the achievement of certain milestones, MBS is entitled to make available an additional 1,000 gaming machines over and above its existing 2,500 gaming machines. On October 7, 2019, MBS was granted entitlement to make available 500 of these additional 1,000 gaming machines. In addition, under the Second Development Agreement, MBS is granted approval for the change of use of the area comprising the whole of the 55th floor of Marina Bay Sands’ hotel tower 1, or such other areas as may be agreed within hotel tower 1, to be developed and used as part of Marina Bay Sands’ casino; and MBS is granted an option to purchase an additional 2,000 square meters of casino gaming area at a price to be determined by the relevant Singapore government authority upon written request by MBS to exercise the option. In addition, the Second Development Agreement contemplates that for a period of not less than 10 years commencing no sooner than March 1, 2022, the rate of casino tax applicable to MBS will not exceed specified tiered rates; there shall not be more than two casino licenses in force under the Casino Control Act at any time prior to January 1, 2031; and for a period of five years from the date of the Second Development Agreement, the entry levy payable by a Singapore citizen or permanent resident for entry into the casino will not exceed SGD 150 for a 24-hour period and SGD 3,000 for a 12-month period. The Second Development Agreement also provides for MBS to be entitled to compensation by STB for any losses or damages suffered under certain conditions and events related to the above-described benefits and entitlements. The Second Development Agreement further provides MBS must maintain compliance with the material terms of the Second Development Agreement to obtain the above-described benefits and entitlements.
Doing Business in Macao, Hong Kong and Mainland China
We are a parent company with limited business operations of our own, and our main asset is the capital stock of our subsidiaries. A significant portion of our business operations are based in Macao and held by various Macao-incorporated indirect subsidiaries of SCL, our majority-owned subsidiary incorporated in Cayman Islands and listed in Hong Kong (collectively referred to as the “Macao Operations”). We also have subsidiaries incorporated in mainland China and Hong Kong that provide back-office support, such as information technology, accounting, hotel management and marketing services, which complement and support SCL’s main back-office functions in Macao.
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
In addition, on December 2, 2021, the SEC adopted final amendments implementing the disclosure and submission requirements under the Holding Foreign Companies Accountable Act (the “HFCA Act”), pursuant to which the SEC will identify a “Commission-Identified Issuer” if an issuer has filed an annual report containing an audit report issued by a registered public accounting firm that the Public Company Accounting Oversight Board (“PCAOB”) has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, and will then impose a trading prohibition on an issuer after it is identified as a Commission-Identified Issuer for three consecutive years. If, in the future, we were to be identified as a Commission-Identified Issuer and have a “non-inspection” year, there is no assurance that we will be able to take remedial measures in a timely manner. On December 29, 2022, the Accelerating Holding Foreign Companies Accountable Act was signed into law, which reduced the number of consecutive non-inspection years required for triggering the listing and trading prohibitions under the HFCA Act from three years to two years. On December 15, 2022, the PCAOB reported that it was able, in 2022, to inspect and investigate completely audit firms headquartered in mainland China and Hong Kong and that, as a result, the PCAOB voted to vacate previous determinations to the contrary. However, uncertainties remain whether the PCAOB can continue to make a determination in the future that it is able to inspect and investigate completely PCAOB-registered audit firms based in mainland China and Hong Kong.
See “Item 1A. — Risk Factors — Risks Related to Doing Business in China” for more detailed information.
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
Subject to applicable law, any future dividend payments will be made at the discretion of our Board of Directors, taking into account various factors such as our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors. There can be no assurance that dividends will be paid in any particular amount, if at all, for any given period. In addition, our ability to pay dividends is reliant to some extent on the dividends received by SCL. In April 2020, we suspended our quarterly dividend program due to the impact of the COVID-19 pandemic and in August 2023 the dividend program was reinstated.
The ability of subsidiaries to make distributions to us depends on the earnings and cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, the laws and regulations currently and in the future applicable to our subsidiaries and restrictions in connection with their contractual arrangements. For example, our revenues in Macao are denominated in patacas, the legal currency of Macao, and in Hong Kong dollars. The Macao pataca is pegged to the Hong Kong dollar and, in many cases, is used interchangeably with the Hong Kong dollar in Macao. The Hong Kong dollar is pegged to the U.S. dollar. While currently there are no foreign exchange or capital control restrictions applicable to intercompany transactions between us and our Macao, Hong Kong and mainland China subsidiaries, we cannot assure you that this will continue to be the case in the future and that our ability to convert large amounts of patacas into U.S. dollars over a relatively short period will not be limited. In addition, the mainland Chinese government also imposes controls on the convertibility of the renminbi into foreign currencies and, in certain cases, the remittance of currency out of China by our subsidiaries incorporated in mainland China. If, in the future, foreign exchange or capital control restrictions were to be imposed and become applicable to us, such restrictions could potentially reduce the amounts that we would be able to receive from our Macao, Hong Kong and mainland China subsidiaries. Our non-U.S. subsidiaries, including those located in Singapore, Macao, Hong Kong and mainland China, held unrestricted cash and cash equivalents of $2.20 billion and restricted cash of $124 million as of December 31, 2023, of which approximately $1.80 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to the abovementioned restrictions. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
Cash may be transferred between and among the Company and its subsidiaries through capital contributions, intercompany loans or advances, dividends, royalties and transfers of cash and other assets. The total net transfers to (from) the Company with SCL were $100 million, $(978) million and $42 million and with Marina Bay Sands were $937 million, $74 million and $37 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Net transfers from its subsidiaries to SCL were $1.86 billion for the year ended December 31, 2023 and net transfers from SCL to its subsidiaries were $497 million and $385 million for the years ended December 31, 2022 2021, respectively. During the years ended December 31, 2023, 2022 and 2021, SCL made interest payments to the holders of the SCL Senior Notes in the amount of $346 million, $310 million and $352 million, respectively. There were no interim principal payments on the SCL Senior Notes.

ITEM 1A. — RISK FACTORS
You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K in connection with evaluating the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition, results of operations and cash flows. Certain statements in “Risk Factors” are forward-looking statements. See “Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Special Note Regarding Forward-Looking Statements.”
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
•Our Macao Concession and Singapore development agreements and casino license can be terminated or redeemed under certain circumstances without compensation to us.
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
•VML may have financial and other obligations to foreign workers seconded to its contractors under government labor quotas.
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
Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities we offer is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending. Changes in discretionary consumer spending or corporate spending on conventions and business travel could be driven by many factors, such as: perceived or actual general economic conditions; fear of exposure to a widespread health epidemic; any weaknesses in the job or housing market; credit market disruptions; high energy, fuel and food costs; the increased cost of travel; the potential for bank failures; perceived or actual disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; or fear of war, political instability, civil unrest or future acts of terrorism. These factors could reduce consumer and corporate demand for the luxury amenities and leisure and business activities we offer, thus imposing additional limits on pricing and harming our operations.
Natural or man-made disasters, an outbreak of highly infectious or contagious disease, political instability, civil unrest, terrorist activity or war could materially adversely affect the number of visitors to our facilities and disrupt our operations.
So-called “Acts of God,” such as typhoons and rainstorms, particularly in Macao, and other natural disasters, man-made disasters, outbreaks of highly infectious or contagious diseases, political instability, civil unrest, terrorist activity or war may result in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect the number of visitors to our properties. We also face potential risks associated with the physical effects of climate change, which may include more frequent or severe storms, typhoons, flooding, extreme or prolonged heat, rising sea levels and shortages of water. To the extent climate change causes additional changes in weather patterns, our properties along the coast in Macao could be subject to an increase in the number and severity of typhoons and coastal and river flooding could cause damage to these properties, and all our properties could be subject to increased precipitation levels and heat stress. Any of these events may disrupt our ability to staff our business adequately, could generally disrupt our operations, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we have insurance coverage with respect to some of these events, we cannot assure you any such coverage will provide any coverage or be sufficient to indemnify us fully against all direct and indirect costs, including any loss of business that could result from substantial damage to, or partial or complete destruction of, any of our properties.
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

We are subject to anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Any violation of the FCPA could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations in certain jurisdictions where we operate, including Singapore and Macao, as well as regulations set forth by the gaming authorities in the areas in which we operate. Any such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any violation of anti-money laundering laws or regulations, or any accusations of money laundering or regulatory investigations into possible money laundering activities, by any of our properties, employees or customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Certain local gaming laws apply to our gaming activities and associations in jurisdictions where we operate or plan to operate.
We are required to comply with certain reporting requirements concerning our current and proposed gaming activities and associations, including in Macao, Singapore and other jurisdictions. The gaming authorities in jurisdictions where we operate or plan to operate, including in Macao and Singapore, exercise authority for purposes of assessing suitability in relation to our activities in other gaming jurisdictions where we do business. Any gaming laws and regulations that apply to us could change or could be interpreted differently in the future, or new laws and regulations could be enacted, and we may incur significant costs to comply, or may be unable to comply, with any new or modified gaming laws and regulations.
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
Additionally, because we are a parent company with limited business operations of our own, our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries derived from the earnings and cash flow generated by our operating properties. Our subsidiaries' payments to us will be contingent upon their earnings and upon other business considerations, which may be impacted by the factors described above. For example, due to the impact of the COVID-19 pandemic, we suspended our quarterly dividend program between April 2020 and July 2023, resuming dividend payments in August 2023, and SCL suspended its dividend payments beginning in February 2020.
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
In addition, our Macao, Singapore and U.S. credit agreements contain various financial covenants. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Long-Term Debt” for further description of these covenants.
As of December 31, 2023, we had $14.03 billion of long-term debt outstanding, net of original issue discount and deferred offering costs (excluding those costs related to our revolving facilities). This indebtedness could have important consequences to us. For example, it could:
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
Our ability to timely refinance and replace our indebtedness in the future will depend upon general economic and credit market conditions, potential approval required by local government regulators, adequate liquidity in the global credit markets, the particular circumstances of the gaming industry, and prevalent regulations and our cash flow and operations, in each case as evaluated at the time of such potential refinancing or replacement. We have a principal amount of $1.90 billion, $3.37 billion, $3.54 billion, $700 million and $1.90 billion in long-term debt maturing during the years ending December 31, 2024, 2025, 2026, 2027 and 2028, respectively. If we are unable to refinance or generate sufficient cash flow from operations to repay our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments, or not make dividend payments. There is no assurance any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
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
We are a parent company whose primary source of cash is distributions from our subsidiaries. Fluctuations in the U.S. dollar/SGD exchange rate, the U.S. dollar/Macao pataca exchange rate and/or the U.S. dollar/Hong Kong Dollar (“HKD”) exchange rate could have a material adverse effect on the amount of dividends and distributions from our Singapore and Macao operations.
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
During the year ended December 31, 2023, approximately 10.6% and 11.9% of our table games drop at our Macao properties and Marina Bay Sands, respectively, was from credit-based wagering. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible.
While gaming debts are evidenced by a credit instrument, including what is commonly referred to as a “marker,” certain jurisdictions around the world, including jurisdictions our gaming customers may come from, may determine, or have determined, enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from courts in the U.S. and elsewhere are not binding in the courts of many foreign nations.
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
We may opportunistically seek to expand our business through, among other things, expansion into new geographies or new ventures complementary to our current operations. These attempts to expand our business could increase the complexity of our business, require significant levels of investment and strain our management, personnel, operations and systems. In addition, our attempts to expand into new geographies could pose additional challenges given our limited operational experience in other jurisdictions. In order to facilitate such expansion, we may engage in strategic and complementary acquisitions and other transactions or investments involving other integrated resorts, hospitality or gaming brands, businesses, properties or other assets, either on our own or in partnership with others. These items are subject to challenges and risks that could affect our business, including: our incurrence of significant transaction costs in connection with a pending transaction or investment, regardless of whether it is completed; the restrictions on and obligations with respect to our business that may exist in connection with the pending transaction or investment; fluctuations in our market value, including the depreciation in our market value if the pending transaction or investment is not completed or the failure of the transaction or investment, even if completed, to increase our market value; and failure to integrate acquired businesses successfully or achieve the anticipated benefits or synergies of the transaction. As noted in “Development Projects - New York,” there is litigation associated with the Procedural Steps for our right to lease the underlying land of the Nassau County Coliseum from the County of Nassau in the State of New York. The Company is not a party to the litigation, but there can be no assurance as to the completion or positive outcome of the Procedural Steps or our ability to secure a new lease on terms that are favorable to us. In addition, there is no assurance we will be able to obtain a casino license from the State of New York. There can be no assurance that our business expansion efforts will develop as anticipated or that we will succeed, and if we do not, we may be unable to recover our investments, which could adversely impact our business, financial condition and results of operations.

Our loan receivable is subject to certain risks, which could materially adversely affect our financial position, results of operations and cash flows.
On February 23, 2022, in connection with closing of the sale of our Las Vegas real property and operations, including The Venetian Resort Las Vegas and the Sands Expo and Convention Center (the “Las Vegas Operations”), for an aggregate purchase price of approximately $6.25 billion (the “Las Vegas Sale”), we entered into a seller financing loan agreement, which provides for a six-year senior secured term loan with a principal amount of $1.19 billion as of December 31, 2023. While payments on the loan have been made, if this loan were to become impaired and could not be collected, our financial position, results of operations and cash flows could be materially adversely affected for the amount of uncollected, or deemed uncollectible, principal and interest.
Risks Associated with Our International Operations
There are significant risks associated with our current and planned construction projects.
Our development projects and any other construction projects we undertake will entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors' control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. As development and construction projects develop, we could also make decisions that result in increases to the expected costs and timelines for completion of our projects. Construction contractors or counterparties for our current projects may be required to bear certain cost overruns for which they are contractually liable, and if such counterparties are unable to meet their obligations, we may incur increased costs for such developments. For example, we are obligated to commence certain construction projects in Singapore under the Second Development Agreement by April 2024, which we do not expect to be able to timely commence. We are in discussions with the Singapore government on the duration of the timeline extension for commencement and completion of the expansion of Marina Bay Sands to fulfill our obligations under the Second Development Agreement. If such extension is not obtained, we will be in breach of our obligations under the Second Development Agreement. In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to manage successfully our worldwide construction projects, it could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our Macao Concession and Singapore development agreements and casino license can be terminated or redeemed under certain circumstances without compensation to us.
The Macao government has the right to unilaterally terminate our Concession in the event of VML's serious non-compliance with its basic obligations under the Concession and applicable Macao laws. Upon termination of our Concession, the casinos and gaming-related equipment, for which use has been temporarily transferred by the Macao government to VML, would automatically be transferred back to the Macao government without compensation to us and we would cease to generate any revenues from these operations. The loss of our Concession would prohibit us from conducting gaming operations in Macao, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, beginning on January 1, 2029, the Macao government has the option to redeem the Concession by providing us at least one-year advance notice. In the event the Macao government exercises this redemption right, we are entitled to fair compensation or indemnity. However, the compensation paid may not be adequate to compensate us for the loss of future revenues.

Under the casino regulatory framework in Singapore, our casino license may be terminated in the event of Marina Bay Sands' serious non-compliance with its obligations under the casino regulations or our casino license conditions, and the development agreements between Marina Bay Sands and the STB contain events of default that could permit the STB to terminate the agreement without compensation to us. If the development agreements are terminated, we could lose our right to operate the Marina Bay Sands and our investment in Marina Bay Sands could be lost. Additionally, under the terms of our development agreements with the STB, either or both the casino concession and the casino license may be terminated on public interest grounds, in which case, we are entitled to fair compensation. However, the compensation paid may not be adequate to compensate us for the loss of future revenues.
The number of visitors to Macao, particularly visitors from mainland China, may decline or travel to Macao may be disrupted.
Our VIP and mass market gaming customers typically come from nearby destinations in Asia, including mainland China, Hong Kong, South Korea and Japan. Increasingly, a significant number of gaming customers come to our casinos from mainland China. Slowdown in economic growth or changes of China's current restrictions on travel and currency movements have disrupted, and if such slowdown is continued and prolonged could further disrupt, the number of visitors from mainland China to our casinos in Macao as well as the amounts they are willing and able to spend while at our properties.
Policies and measures adopted from time to time by the Chinese government include restrictions imposed on exit visas granted to residents of mainland China for travel to Macao and Hong Kong. These polices and measures, if implemented, may have the effect of reducing the number of visitors to Macao from mainland China, which could adversely impact tourism and the gaming industry in Macao.
The Macao and Singapore governments could grant additional rights to conduct gaming in the future and increase competition we face.
We hold one of only six gaming concessions authorized by the Macao government to operate casino games of chance in Macao through December 31, 2032. We hold one of two licenses granted by the Singapore government to operate a casino in Singapore during an exclusive period expiring on December 31, 2030. If the Macao government were to allow additional gaming operators in Macao or the Singapore government were to license additional casinos, we would face additional competition, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We have had the benefit of a corporate tax exemption in Macao, which exempts us from paying the 12% corporate income tax on profits generated by the operation of casino games, but does not apply to our non-gaming activities. We will continue to benefit from this tax exemption through December 31, 2027. Additionally, we entered into a shareholder dividend tax agreement with the Macao government in April 2019, effective through June 26, 2022, providing an annual payment as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits (the “Shareholder Dividend Tax Agreement”). We are in discussions for a new shareholder dividend tax agreement; however, there is no certainty this tax arrangement will be granted.
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

VML may have financial and other obligations to foreign workers seconded to its contractors under government labor quotas.
The Macao government has granted VML quotas to permit it to hire foreign workers. VML has effectively seconded part of the foreign workers employed under these quotas to its contractors for the construction of our Cotai Strip projects. VML, however, remains ultimately liable for all employer obligations relating to these workers, including for payment of wages and taxes and compliance with labor and workers' compensation laws. VML requires each contractor to whom it has seconded these foreign workers to indemnify VML for any costs or liabilities VML incurs as a result of such contractor's failure to fulfill their obligations. VML's agreements with its contractors also contain provisions that permit it to retain some payments for up to one year after the contractors' complete work on the projects. We cannot assure you VML's contractors will fulfill their obligations to workers hired under the labor quotas or to VML under the indemnification agreements, or the amount of any indemnification payments received will be sufficient to pay for any obligations VML may owe to foreign workers seconded to contractors under VML's quotas. Until we make final payments to our contractors, we have offset rights to collect amounts they may owe us, including amounts owed under the indemnities relating to employer obligations. After we have made the final payments, it may be more difficult for us to enforce any unpaid indemnity obligations.
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
We are a parent company with limited business operations of our own, and our main asset is the capital stock of our subsidiaries. A significant portion of our business operations are based in Macao and held by various Macao-incorporated indirect subsidiaries of SCL, our majority-owned subsidiary incorporated in Cayman Islands and listed in Hong Kong (collectively referred to as the “Macao Operations”). We also have subsidiaries incorporated in mainland China and Hong Kong that provide back-office support, such as information technology, accounting, hotel management and marketing services, which complement and support SCL’s main back-office functions in Macao.
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
Our operations face risks and uncertainties associated with evolving Chinese laws and regulations, such as those associated with the extent to which the level of Chinese government involvement, control of capital inflows and outflows, control of foreign exchange and allocation of resources currently applicable within mainland China may become applicable to us and other risks and uncertainties as to whether and how recent Chinese government statements and regulatory developments, such as those relating to data and cyberspace security and anti-monopoly, could result in a material change in our operations and/or the value of our securities or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, cause the value of such securities to significantly decline or be worthless and affect our ability to list securities on a U.S. or other foreign exchange. If, in the future, there were to be a significant change in the manner in which the Chinese government exercises direct or indirect oversight, discretion or control over businesses operated in Macao, mainland China and Hong Kong, including the current interpretation and application of existing Chinese laws and regulations on how the Chinese government exercises direct or indirect oversight, discretion or control over businesses operated in Macao, mainland China and Hong Kong, it could potentially result in our Macao Operations being materially adversely affected and it could potentially adversely affect our results of operations, financial position and cash flows. In addition, the Chinese government has recently adopted new rules to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers.

There may be risks and uncertainties associated with the evolving laws and regulations in China, including their interpretation and implementation with respect to the enforcement of laws, rules and regulations and the possibility of changes thereto with little advance notice. If, in the future, there were to be any significant governmental influence in the future on, or in relation to our business or operations, or significant control over offerings of our securities or foreign investment in China-based issuers, this could potentially significantly limit or completely hinder our ability to offer or continue to offer securities to investors, cause the value of our securities to significantly decline or be worthless and affect our ability to list securities on a U.S. or other foreign exchange. For example, on August 20, 2021, the Standing Committee of the National People's Congress (“SCNPC”) promulgated the Personal Information Protection Law of the PRC (“PIPL”), which became effective on November 1, 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the PIPL provides extraterritorial effect on the personal information processing activities. Since our data processing activities outside mainland China from our Macao Operations relate to the offering of goods or services directed at natural persons in mainland China, our businesses from our Macao Operations operated outside mainland China are potentially subject to the requirements of PIPL. However, the implementation rules to the extraterritorial jurisdiction of the PIPL have not been finalized yet, and it remains unclear how the Chinese government will enforce such law. If the extraterritorial jurisdiction under the PIPL were to be extended to us, our Macao Operations would be subject to certain data privacy obligations, which could potentially result in a material change to our operations. These data privacy obligations would primarily include bearing the responsibility for our personal information processing activities, and adopting the necessary measures to safeguard the security of the personal information we process in compliance with the standards required under the PIPL, the failure of which may result in us being ordered to correct or suspend or terminate the provision of services, confiscation of illegal income, fines or other penalties. Specifically, if the PIPL were to become applicable to us, we would be required to (i) notify the individuals concerned of the processing of their personal information in detail and establish legal bases for such processing; (ii) improve internal data governance by implementing managerial and technical security measures and response plans for security incidents; (iii) designate a person in charge of personal information protection where we qualify as a “quantity processor” (to be defined by the CAC); (iv) establish a special agency or designate a representative within the territory of the PRC to be responsible for handling matters relating to personal information protection; (v) establish and make public the procedure for individuals to exercise their rights related to personal information; (vi) conduct an impact assessment on personal information protection before any high-risk processing activities; (vii) conclude an agreement with such vendor and supervise its processing where we entrust processing of personal information to any vendor; (viii) meet one of the conditions prescribed by the PIPL where we transfer personal information outside the territory of the PRC due to business or other needs. In addition, under the PIPL, where an overseas organization or individual engages in personal information processing activities that infringe upon the personal information rights and interests of PRC citizens or endangering the national security and public interests of the PRC, the CAC may include such organization or individual in the list of subjects to whom provision of personal information is restricted or prohibited, announce the same, and take measures such as restricting or prohibiting provision of personal information to such organization or individual. Moreover, if the recent Chinese regulatory actions on data security or other data-related laws and regulations were to become applicable to us in the future, we could become subject to certain cybersecurity and data privacy obligations, which could potentially result in a material change to our operations, and the failure to meet such obligations could result in penalties and other regulatory actions against us and may materially and adversely affect our business and results of operations.
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
The Holding Foreign Companies Accountable Act was enacted in December 2020 (as further amended, the “HFCA Act”). The HFCA Act states that if the SEC determines that an issuer has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years, the SEC shall prohibit the securities of the issuer from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On December 29, 2022, the Accelerating Holding Foreign Companies Accountable Act was signed into law, which reduced the number of consecutive non-inspection years required for triggering the listing and trading prohibitions under the HFCA Act from three years to two years.
Under the HFCA Act, the SEC will identify a “Commission-Identified Issuer” if an issuer has filed an annual report containing an audit report issued by a registered public accounting firm that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, and will then impose a trading prohibition on an issuer after it is identified as a Commission-Identified Issuer for two consecutive years. If we were identified by the SEC as a Commission-Identified Issuer and have a “non-inspection” year, there is no assurance that we will be able to take remedial measures in a timely manner. On December 15, 2022, the PCAOB reported that it was able, in 2022, to inspect and investigate completely audit firms headquartered in mainland China and Hong Kong and that, as a result, the PCAOB voted to vacate previous determinations to the contrary. However, uncertainties remain whether the PCAOB can continue to make a determination in the future that it is able to inspect and investigate completely PCAOB-registered audit firms based in mainland China and Hong Kong.
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
Dr. Adelson, her family members and trusts and other entities established for the benefit of Dr. Adelson‘s family members (collectively our “Principal Stockholders”) beneficially owned approximately 51% of our outstanding common stock as of December 31, 2023. Accordingly, our Principal Stockholders exercise significant influence over our business policies and affairs, including the composition of our Board of Directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of our Principal Stockholders. The interests of our Principal Stockholders may differ from your interests.

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
Our business requires the collection and retention of large volumes of data and non-electronic information, including credit card numbers, dates of birth and other personal sensitive or financial information in various information systems we maintain and in those maintained by third parties with whom we contract and may share data. We also maintain internal information about our employees and information relating to our operations. The integrity and protection of that information are important to us. Our collection of such information is subject to extensive private and governmental regulation.
Privacy and cybersecurity laws and regulations are developing and changing frequently, and vary significantly by jurisdiction. We may incur significant costs in our efforts to comply with the various applicable privacy and cybersecurity laws and regulations as they emerge and change. Compliance with applicable privacy laws and regulations also may adversely impact our ability to market our products, properties, and services to our guests and patrons. Non-compliance by us, or potentially by third parties with which we share information, with any applicable privacy and cybersecurity law or regulation, including accidental loss, inadvertent disclosure, unauthorized access or dissemination, or breach of security may result in damage to our reputation and could subject us to fines, penalties, required corrective actions, lawsuits, payment of damages, or restrictions on our use or transfer of data. For example, in October 2023, our Marina Bay Sands property became aware of a data security incident involving third party unauthorized access to certain membership data relating to its loyalty program. The Personal Data Protection Commissioner of Singapore (“PDPC”) has commenced an investigation into the incident. We have cooperated with the PDPC in responding to its requests for information about the incident. Were the PDPC to make a finding of liability against us under Singapore’s data protection law, it could assess a financial penalty against us, require us to undertake further remediation measures, or require us to make future assurances about our remedial measures. There can be no assurance that this incident will not result in additional governmental investigation, litigation, fines or other liability.
We have experienced a sophisticated criminal cybersecurity attack in the past and in the future may experience with more frequency global cybersecurity and information security threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. There has been an increase in criminal cybersecurity attacks against companies, including companies in our industry, where customer and company information has been compromised and company data has been destroyed. Our information systems and records, including those we maintain with third-party service providers, may be subject to cyber-attacks and information security breaches. Cyber-attacks and information security breaches may include attempts to access information, computer malware such as viruses, denial of service, ransomware attacks that encrypt, exfiltrate or otherwise render data unusable or unavailable in an effort to extort money or other consideration as a condition to purportedly returning the data to a usable form, operator errors or misuse, or inadvertent releases of data or documents, and other forms of electronic and non-electronic information security breaches.
Our data security measures are reviewed periodically and we rely on proprietary and commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of customer and employee information. We also rely extensively on computer systems to process transactions, maintain information, and manage our businesses. Our third-party information system service providers and other third parties that share data with us pursuant to contractual agreements also face risks relating to cybersecurity and privacy, and we do not directly control any of such parties' information security or privacy operations. For example, the systems currently used for the transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, are determined and controlled by the payment card industry, not us. Our gaming operations rely heavily on technology services provided by third parties. In the event there is an interruption of these services to us, it may have an adverse effect on our operations and financial condition. Disruptions in the availability of our computer systems, or those of third parties we engage to provide gaming operating systems for the facilities we operate, through cybersecurity attacks or otherwise, could impact our ability to service our customers and adversely affect our sales and the results of operations.

A significant theft, destruction, loss or fraudulent use of information maintained by us or by a third-party service provider could have an adverse effect on our reputation, cause a material disruption to our operations and management team and result in remediation expenses (including liability for stolen assets or information, repairing system damage and offering incentives to customers or business partners to maintain their relationships after an attack) and regulatory fines, penalties and corrective actions, or lawsuits by regulators, third-party service providers, third parties that share data with us pursuant to contractual agreements or people whose data is or may be impacted. Such theft, destruction, loss or fraudulent use could also result in litigation by stockholders, governmental agencies, customers or other third parties. Advances in computer software capabilities and encryption technology, new tools, and other developments, including continuously evolving attack methods that may exploit vulnerabilities based on these advances, may increase the risk of a security breach or other intrusion. In addition, we may incur increased cybersecurity and privacy protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. We may not have sufficient financial resources available to us relating to cybersecurity in the event of a major cybersecurity event. Additionally, our cybersecurity insurance program may be inadequate to cover all of our losses resulting from a breach or other cyber incident.  Cyber risk insurance availability and pricing can fluctuate substantially and we cannot be certain that our current level of insurance will be available in the future on economically reasonable terms. Any of these events could interrupt our operations, adversely impact our reputation and brand and expose us to increased risks of governmental investigation, litigation, fines and other liability, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks could be heightened for acquired businesses or operationally segmented early-stage subsidiaries that may have a comparatively less mature cybersecurity program.
We may fail to establish and protect our IP rights and could be subject to claims of IP infringement.
We endeavor to establish, protect and enforce our intellectual property (“IP”), including our trademarks, copyrights, patents, domain names, trade secrets and other confidential and proprietary information. There can be no assurance, however, the steps we take to protect our IP will be sufficient. If a third party successfully challenges our trademarks, we could have difficulty maintaining exclusive rights. If a third party claims we have infringed, currently infringe or could in the future infringe upon its IP rights, we may need to cease use of such IP, defend our rights or take other steps. In addition, if third parties violate their obligations to us to maintain the confidentiality of our proprietary information or there is a security breach or lapse, or if third parties misappropriate or infringe upon our IP, our business may be affected. Our inability to adequately obtain, maintain or defend our IP rights for any reason could have a material adverse effect on our business, financial condition and results of operations.
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
We maintain comprehensive insurance programs for our properties in operation, as well as those in the course of construction, with coverage features and insured limits we believe are customary in their amount, breadth and scope. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a pandemic or catastrophic nature, such as infectious disease, earthquakes, hurricanes, floods or cyber-related losses, or certain other liabilities including terrorist activity, political unrest, geopolitical strife or actual or threatened war may be, or are, uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property.

Certain of our debt instruments and other material agreements require us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements.
We are subject to changes in tax laws and regulations.
We are subject to taxation and regulation by various government agencies, primarily in Macao, Singapore and the U.S. (federal, state and local levels). Like most U.S. companies, our effective income tax rate reflects the fact that income earned and reinvested outside the U.S. is taxed at local rates, which are often lower than U.S. tax rates. From time to time, U.S. federal, state, local and foreign governments make substantive changes to income tax, indirect tax and gaming tax rules and the application of these rules, which could result in higher taxes than would be incurred under existing tax law or interpretation. In particular, government agencies may make changes that could reduce the profits we can effectively realize from our non-U.S. operations. For example, the Organization for Economic Co-operation and Development (“OECD”) and its inclusive Framework of over 140 countries have agreed to enact a two-pillar solution to reform international tax rules to address the tax challenges arising from the digitalization of the economy as part of the Base Erosion and Profit Shifting (“BEPS”) project. Pillar One will reallocate taxing rights to market jurisdictions on residual profits of multinational enterprises (“MNEs”) with global turnover greater than 20 billion Euro (“EUR”) and a profit margin above 10%. Pillar Two consists of interrelated rules which operate to impose a minimum tax rate of 15% calculated on a jurisdictional basis on MNEs with a global turnover of at least EUR 750 million. We will continue to monitor and evaluate the OECD BEPS project as the OECD releases additional guidance and the individual countries in which we operate implement legislation.
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
Governments, investors, customers, employees and other stakeholders are increasingly focusing on corporate environmental, social and governance (“ESG”) practices and disclosures, and expectations in this area are rapidly evolving and growing, and new ESG laws and regulations are expanding mandatory disclosure, reporting and diligence requirements. We have announced various ESG goals, commitments and initiatives, including with respect to climate change and other sustainability matters, our economic and social impact and human capital management. Our ability to achieve these goals is subject to numerous risks that may be outside of our control, and the criteria by which our ESG practices are assessed may change due to the evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Our failure or perceived failure to achieve our ESG goals or maintain ESG practices that meet evolving stakeholder expectations and expanding legal requirements could harm our reputation, adversely impact our business, financial condition, results of operations, ability to attract and retain employees or customers and expose us to increased scrutiny from the investment community and enforcement authorities. If we are unable to satisfy such new criteria, stakeholders may conclude our policies and/or actions with respect to ESG matters are inadequate and our reputation, business, financial condition and results of operations could be adversely impacted.
ITEM 1B. — UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. — CYBERSECURITY
We, together with our third-party vendors, employ information technology including networks, systems, and applications to support our business processes and decision-making across the Company. Our information technology is connected to support the flow of information across our business processes. As such, our information technology infrastructure is susceptible to cybersecurity threats.
We maintain detailed technology and cybersecurity programs to manage information security risk within the Company. We rely on both proprietary and commercially available systems, software, and tools to protect and monitor the processing, transmission, and storage of company data and both customer and team member information. The objectives of our programs are to:
•protect the confidentiality, integrity, and availability of data,
•protect against anticipated threats,
•protect against unauthorized access to our information technology systems,
•safeguard assets, and
•maintain resiliency and recovery plans regarding Company informational technology.
To meet these objectives and oversee the programs, we employ a Chief Information Security Officer (“CISO”). The CISO has over 27 years of cybersecurity experience, 25 years of cybersecurity leadership experience, an MBA in Information Systems, a Master of Science degree in operational analysis, a bachelor’s degree in operations research and holds a Cyber Risk Oversight Certificate from the National Association of Corporate Directors and is a Certified Information Systems Security Professional (“CISSP”). The CISO works closely with the head of information technology and the data privacy officer to collectively manage our global cybersecurity, information technology and data privacy programs.
Our cybersecurity programs are informed by or aligned to the ISO/IEC 27001 security framework, an internationally recognized standard. As part of our programs, we assess our third-party vendors for relevant risks which may impact the Company.
We also engage third-party providers to perform periodic risk-based assessments of our cybersecurity programs, and also leverage our internal audit department, supported by third-party technical experts, to conduct periodic risk-based audits of our cybersecurity programs.

Our Enterprise Risk Management (“ERM”) process, which is governed by an ERM Committee, includes a review of our cybersecurity programs. The ERM Committee, which is led by our executive vice president and chief financial officer, meets regularly, and receives updates from the CISO on emerging risks, recent cyber risk events, and any priority risks relating to cybersecurity. We also have a Cyber & Privacy Steering (“CPS”) Committee, which meets regularly and is comprised of senior management, serving as a multi-disciplinary group for coordinating and overseeing the management of the cybersecurity and privacy programs.
The Audit Committee of the Board of Directors has oversight responsibility for ERM, including the cybersecurity programs. The CISO provides regular updates on cyber security to the Audit Committee, including on the cybersecurity aspects noted by the ERM Committee and CPS Committee, and regularly meets with the Audit Committee in executive session. The presentations highlight the state of our cybersecurity and data security programs, as well as our progress on key initiatives in this area.
To date, the Company has not experienced a cybersecurity threat or incident that has materially affected or is reasonably likely to materially affect the Company. The Company, however, has experienced and expects to continue to experience cyber incidents of varying degrees. See “Item 1A. — Risk Factors — Failure to maintain the integrity of our information and information systems or comply with applicable privacy and cybersecurity requirements and regulations could harm our reputation and adversely affect our business.” for more detailed information on cybersecurity risks and the potential impacts.
ITEM 2. — PROPERTIES
We have received concessions from the Macao government to build on a six-acre land site for the Sands Macao and the sites on which The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao are located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. As specified in the land concessions, we are required to pay premiums, which are either payable in a single lump sum upon acceptance of our land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concession, which may be revised every five years by the Macao government. In October 2008, the Macao government amended our land concession to separate the retail and hotel portions of The Plaza Macao and Four Seasons Macao parcel and allowed us to subdivide the parcel into four separate components, consisting of retail; hotel/casino; an apart-hotel tower; and parking areas. In consideration for the amendment, we paid an additional land premium of approximately $18 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use. With the expiry of VML’s subconcession on December 31, 2022, all of our casinos, gaming areas and respective supporting areas located in the Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao, with a total area of approximately 136,000 square meters (representing approximately 4.7% of the total property area of these entities), reverted to and are now owned by the Macao government. Effective January 1, 2023, all these casinos and gaming areas, as well as respective supporting areas, have been temporarily transferred to us for the duration of the Concession in return for annual payments of 750 patacas per square meter for the first three years and 2,500 patacas per square meter for the following seven years (approximately $93 and $311, respectively, at exchange rates in effect on December 31, 2023). These compensation amounts will be adjusted annually based on the Macao average price index for the preceding year.
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
ITEM 3. — LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Commitments and Contingencies — Litigation.”

ITEM 4. — MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock trades on the NYSE under the symbol “LVS.” As of January 31, 2024, there were 753,621,428 shares of our common stock outstanding that were held by 290 stockholders of record.
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
Our subsidiaries' long-term debt arrangements place restrictions on their ability to pay cash dividends to the Company. This may restrict our ability to pay cash dividends other than from cash on hand. See “Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Restrictions on Distributions” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Long-Term Debt.”
Common Stock Dividends
In April 2020, we suspended our quarterly dividend program due to the impact of the COVID-19 pandemic and in August 2023, the dividend program was reinstated.
In January 2024, our Board of Directors declared a quarterly dividend of $0.20 per common share (a total estimated to be approximately $151 million) to be paid on February 14, 2024, to stockholders of record on February 6, 2024. We expect this level of dividend to continue quarterly through the remainder of 2024. Our Board of Directors will continue to assess the level of appropriateness of any cash dividends.
Recent Sales of Unregistered Securities
There have not been any sales by the Company of equity securities in the last three fiscal years that have not been registered under the Securities Act of 1933.

Purchases of Equity Securities by the Issuer

The following table provides information about share repurchases we made of our common stock during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
October 1, 2023 — October 31, 2023	3,154,380	$47.44	3,154,380	$1,850
November 1, 2023 — November 30, 2023	7,967,117	$44.60	7,967,117	$1,495
December 1, 2023 — December 31, 2023	—	$—	—	$1,495
____________________
(1)    Calculated excluding commissions.
(2)    In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of our outstanding common stock, which was to expire in November 2018. In June 2018, our Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion of our outstanding common stock, and extending the expiration date to November 2020. In October 2020, our Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022, and in October 2022, our Board of Directors authorized the further extension of the expiration date of the remaining repurchase amount of $916 million to November 2024. On October 16, 2023, our Board of Directors authorized increasing the remaining share repurchase amount of $916 million to $2.0 billion and extending the expiration date from November 2024 to November 3, 2025. All repurchases under the stock repurchase program are made from time to time at our discretion in accordance with applicable federal securities laws. All share repurchases of our common stock have been recorded as treasury shares.

Performance Graph
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor's 500 Index and the Dow Jones US Gambling Index, during the five years ended December 31, 2023. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/2023
Las Vegas Sands Corp.
S&P 500
Dow Jones US Gambling Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Las Vegas Sands Corp.	$100.00	$139.44	$122.70	$77.49	$98.96	$102.07
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Dow Jones US Gambling Index	$100.00	$147.56	$132.30	$115.34	$86.00	$112.08
The performance graph should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.
ITEM 6. — [RESERVED]

ITEM 7. — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited consolidated financial statements and the notes thereto, and other financial information included in this Form 10-K. Certain statements in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”
Overview
We view each of our Integrated Resorts as an operating segment. Our operating segments in Macao consist of The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; and the Sands Macao. Our operating segment in Singapore is Marina Bay Sands.
During 2023, we achieved milestones in advancing several of our strategic objectives. We acquired the Nassau Coliseum, which included the right to lease the underlying land, with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. There is no assurance we will be able to obtain such casino license. We commenced work on Phase II of The Londoner Macao, which includes the renovation of the rooms in the Sheraton and Conrad hotel towers, an upgrade of the gaming areas and the addition of new attractions, dining, retail and entertainment offerings. We are nearing completion of renovations in Tower 1 and Tower 2 to provide world-class suites and other luxury amenities at Marina Bay Sands and announced the next phase with the renovation of the Tower 3 hotel rooms into world class suites and other property changes. We welcomed the return to normal operating conditions at our Macao operations with the relaxation of various COVID-19 restrictions beginning in late December 2022.
Macao
From 2020 through the beginning of 2023, our operations in Macao were negatively impacted by the reduction in travel and tourism related to the COVID-19 pandemic. The Macao government's policy regarding the management of COVID-19 and general travel restrictions was relaxed in late December 2022 and early January 2023. Since then, visitation to our Macao Integrated Resorts and operations has improved.
The Macao government announced total visitation from mainland China to Macao increased approximately 273.1% and decreased approximately 31.8%, during the year ended December 31, 2023, as compared to the same period in 2022 and 2019 (pre-pandemic), respectively. The Macao government also announced gross gaming revenue increased approximately 333.8% and decreased approximately 37.4%, during the year ended December 31, 2023, as compared to 2022 and 2019, respectively.
Singapore
From 2020 through early 2022, our operations in Singapore were negatively impacted by the reduction in travel and tourism related to the COVID-19 pandemic. However, the Vaccinated Travel Framework (“VTF”), launched in April 2022, facilitated the resumption of travel and had a positive impact on operations at Marina Bay Sands. During February 2023, all remaining COVID-19 border measures were lifted. Airlift passenger movement has increased with a total of 59 million passengers having passed through Singapore's Changi Airport from January through December 2023, an increase of 83% and a decrease of 14% compared to 2022 and 2019, respectively.
Visitation to Marina Bay Sands continues to improve since the travel restrictions have been lifted. The STB announced total visitation to Singapore increased from approximately 6.3 million in 2022 to 13.6 million for the year ended December 31, 2023, while visitation decreased 28.8% when compared to the same period in 2019.
Summary
We have a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $5.11 billion and access to $1.50 billion, $2.49 billion and $446 million of available borrowing capacity from our LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Revolving Facility, respectively, as of December 31, 2023. We believe we are able to support continuing operations and complete the major construction projects that are underway.

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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip win percentage is expected to be 3.30% in Macao and Singapore. Actual win percentage may vary from our expected win percentage and historical win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 10.6% and 11.9%, respectively, of our table games play was conducted on a credit basis for the year ended December 31, 2023.
Hotel revenue measurements: Performance indicators used are occupancy rate (a volume indicator), which is the average percentage of available hotel rooms occupied during a period, and average daily room rate (“ADR,” a price indicator), which is the average price of occupied rooms per day. Available rooms exclude those rooms unavailable for occupancy during the period due to renovation, development or other requirements (such as government mandated closure, lodging for team members and usage by the Macao government for quarantine measures). The calculations of the occupancy rate and ADR include the impact of rooms provided on a complimentary basis. Revenue per available room (“RevPAR”) represents a summary of hotel ADR and occupancy. Because not all available rooms are occupied, ADR is normally higher than RevPAR. Reserved rooms where the guests do not show up for their stay and lose their deposit, or where guests check out early, may be re-sold to walk-in guests.
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

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Summary Financial Results
We continued to see positive financial results for the year ended December 31, 2023, due to the lift of COVID-19 restrictions in Macao beginning in late December 2022 and the elimination of most pandemic-related restrictions in Singapore in April 2022. Macao visitation from mainland China increased 273.1% compared to the year ended December 31, 2022 due to relaxed general travel restrictions. Singapore visitation increased 115.8% as compared to the year ended December 31, 2022 due to the elimination of all remaining pandemic restrictions in February 2023 and an 83% increase in airlift passenger movement compared to the year ended December 31, 2022.
Net revenues for the year ended December 31, 2023 were $10.37 billion, compared to $4.11 billion for the year ended December 31, 2022. Operating income was $2.31 billion for the year ended December 31, 2023, compared to an operating loss of $792 million for the year ended December 31, 2022. Net income from continuing operations was $1.43 billion for the year ended December 31, 2023, compared to a net loss of $1.54 billion for the year ended December 31, 2022.
Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2023	2022	Percent Change

	(Dollars in millions)
Casino	$7,522	$2,627	186.3%
Rooms	1,204	469	156.7%
Food and beverage	584	301	94.0%
Mall	767	580	32.2%
Convention, retail and other	295	133	121.8%
Total net revenues	$10,372	$4,110	152.4%
Consolidated net revenues were $10.37 billion for the year ended December 31, 2023, an increase of $6.26 billion compared to $4.11 billion for the year ended December 31, 2022, primarily driven by an increase of $4.93 billion at our Macao operations. The increase at our Macao operations was due to increased visitation as COVID-19 restrictions were lifted in Macao and the surrounding region in late December 2022 and early January 2023. In addition, an increase of $1.33 billion at Marina Bay Sands was primarily due to increased visitation from the reopening of borders and elimination of all remaining pandemic-related restrictions in February 2023 and an increase in airlift passenger movement in 2023.
Net casino revenues increased $4.90 billion compared to the year ended December 31, 2022. The increase was driven by a $3.89 billion increase at our Macao operations due to increased visitation across our properties resulting in increased table games and slot volumes, partially offset by a decrease in table games win percentages. Casino revenues at Marina Bay Sands increased by $1.0 billion due to increased table games and slot volumes, partially offset by a decrease in slot hold percentage. The lift of COVID-19 restrictions in Macao beginning in late December 2022 and elimination of restrictions in Singapore in February 2023 and an increase in airlift passenger movement in 2023 led to increased visitation and table games and slot volumes.

The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2023	2022	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$2,151	$438	391.1%
Non-Rolling Chip drop	$8,711	$1,751	397.5%
Non-Rolling Chip win percentage	24.2%	25.7%	(1.5)	pts
Rolling Chip volume	$4,546	$1,295	251.0%
Rolling Chip win percentage	4.44%	3.77%	0.67	pts
Slot handle	$5,066	$1,132	347.5%
Slot hold percentage	4.3%	3.9%	0.4	pts
The Londoner Macao
Total casino revenues	$1,283	$194	561.3%
Non-Rolling Chip drop	$5,842	$896	552.0%
Non-Rolling Chip win percentage	21.3%	21.7%	(0.4)	pts
Rolling Chip volume	$7,336	$936	683.8%
Rolling Chip win percentage	2.99%	5.03%	(2.04)	pts
Slot handle	$5,290	$671	688.4%
Slot hold percentage	4.0%	3.4%	0.6	pts
The Parisian Macao
Total casino revenues	$655	$116	464.7%
Non-Rolling Chip drop	$2,926	$454	544.5%
Non-Rolling Chip win percentage	21.4%	24.9%	(3.5)	pts
Rolling Chip volume	$968	$283	242.0%
Rolling Chip win percentage	7.14%	7.66%	(0.52)	pts
Slot handle	$2,528	$305	728.9%
Slot hold percentage	3.9%	3.8%	0.1	pts
The Plaza Macao and Four Seasons Macao
Total casino revenues	$462	$146	216.4%
Non-Rolling Chip drop	$2,244	$551	307.3%
Non-Rolling Chip win percentage	23.6%	23.8%	(0.2)	pts
Rolling Chip volume	$6,860	$1,452	372.5%
Rolling Chip win percentage	2.27%	4.48%	(2.21)	pts
Slot handle	$85	$21	304.8%
Slot hold percentage	5.9%	9.4%	(3.5)	pts
Sands Macao
Total casino revenues	$290	$53	447.2%
Non-Rolling Chip drop	$1,575	$237	564.6%
Non-Rolling Chip win percentage	17.1%	17.9%	(0.8)	pts
Rolling Chip volume	$108	$192	(43.8)%
Rolling Chip win percentage	6.11%	4.16%	1.95	pts
Slot handle	$1,851	$409	352.6%
Slot hold percentage	3.1%	3.2%	(0.1)	pts

	Year Ended December 31,
	2023	2022	Change

	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total casino revenues	$2,681	$1,680	59.6%
Non-Rolling Chip drop	$7,367	$4,640	58.8%
Non-Rolling Chip win percentage	18.4%	18.6%	(0.2)	pts
Rolling Chip volume	$28,477	$21,223	34.2%
Rolling Chip win percentage	3.78%	2.92%	0.86	pts
Slot handle	$24,151	$16,547	46.0%
Slot hold percentage	3.8%	4.3%	(0.5)	pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.
Room revenues increased $735 million compared to the year ended December 31, 2022. The increase was due to increases of $577 million and $158 million at our Macao operations and Marina Bay Sands, respectively. Macao room revenue increased as a result of increased occupancy rates and ADR, driven by increased visitation as pandemic-related restrictions were lifted beginning in December 2022, and the grand opening of The Londoner Macao in May 2023. Marina Bay Sands room revenues increased as a result of increased occupancy rates and ADR due to the elimination of all remaining pandemic-related restrictions in February 2023 and increased airlift passenger movement in Singapore in 2023. Our room revenues were also impacted by the disruption of the renovation associated with the introduction of new and elevated suites and rooms and other amenities throughout 2023.
The following table summarizes the results of our room activity:

	Year Ended December 31,
	2023	2022	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$191	$55	247.3%
Occupancy rate	94.5%	41.7%	52.8	pts
Average daily room rate (ADR)	$208	$143	45.5%
Revenue per available room (RevPAR)	$196	$60	226.7%
The Londoner Macao
Total room revenues	$324	$61	431.1%
Occupancy rate	80.4%	26.9%	53.5	pts
Average daily room rate (ADR)	$196	$155	26.5%
Revenue per available room (RevPAR)	$158	$42	276.2%
The Parisian Macao
Total room revenues	$135	$33	309.1%
Occupancy rate	93.0%	37.9%	55.1	pts
Average daily room rate (ADR)	$158	$110	43.6%
Revenue per available room (RevPAR)	$147	$42	250.0%
The Plaza Macao and Four Seasons Macao
Total room revenues	$94	$29	224.1%
Occupancy rate	81.5%	27.5%	54.0	pts
Average daily room rate (ADR)	$485	$440	10.2%
Revenue per available room (RevPAR)	$396	$121	227.3%

Sands Macao
Total room revenues	$17	$6	183.3%
Occupancy rate	95.8%	51.1%	44.7	pts
Average daily room rate (ADR)	$171	$141	21.3%
Revenue per available room (RevPAR)	$164	$72	127.8%
Singapore Operations:
Marina Bay Sands(1)
Total room revenues	$443	$285	55.4%
Occupancy rate	96.3%	93.1%	3.2	pts
Average daily room rate (ADR)	$631	$422	49.5%
Revenue per available room (RevPAR)	$608	$393	54.7%
_________________________
(1)During the years ended December 31, 2023 and 2022, approximately 2,100 rooms were available for occupancy. Of the 2,100 available rooms for the year ended December 31, 2023, approximately 1,250 rooms have been renovated. The completion of the remaining rooms is projected for early 2025 and will ultimately result in 1,850 available rooms.
Food and beverage revenues increased $283 million compared to the year ended December 31, 2022. The increase was due to a $173 million and $110 million at our Macao operations and Marina Bay Sands, respectively, driven by new outlets and increased business volume at existing food and beverage outlets and banquet operations.
Mall revenues increased $187 million compared to the year ended December 31, 2022. The increase was due to a $159 million increase at our Macao operations, primarily driven by an increase in overage rent and a decrease in rent concessions granted to our mall tenants, and a $28 million increase at Marina Bay Sands, driven by increases in minimum rent and overage rent.

For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Year Ended December 31,
	2023	2022	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$227	$154	47.4%
Mall gross leasable area (in square feet)	818,686	813,832	0.6%
Occupancy	79.7%	81.0%	(1.3)	pts
Base rent per square foot	$283	$274	3.3%
Tenant sales per square foot(1)	$1,906	$932	104.5%
Shoppes at Londoner
Total mall revenues	$66	$47	40.4%
Mall gross leasable area (in square feet)	611,905	610,238	0.3%
Occupancy	59.1%	54.7%	4.4	pts
Base rent per square foot	$149	$134	11.2%
Tenant sales per square foot(1)	$1,796	$1,139	57.7%
Shoppes at Parisian
Total mall revenues	$32	$25	28.0%
Mall gross leasable area (in square feet)	296,352	296,322	—%
Occupancy	67.2%	67.6%	(0.4)	pts
Base rent per square foot	$113	$107	5.6%
Tenant sales per square foot(1)	$710	$338	110.1%
Shoppes at Four Seasons
Total mall revenues	$187	$127	47.2%
Mall gross leasable area (in square feet)	249,373	248,674	0.3%
Occupancy	92.9%	93.6%	(0.7)	pts
Base rent per square foot	$611	$538	13.6%
Tenant sales per square foot(1)	$7,594	$3,806	99.5%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$254	$226	12.4%
Mall gross leasable area (in square feet)	615,633	622,007	(1.0)%
Occupancy	99.8%	99.5%	0.3	pts
Base rent per square foot	$331	$284	16.5%
Tenant sales per square foot(1)	$2,991	$2,596	15.2%
_________________________
Note:    This table excludes the results of retail outlets at Sands Macao. As a result of the COVID-19 pandemic, tenants were provided rent concessions during the year ended December 31, 2022. Base rent per square foot presented above excludes the impact of these rent concessions.
(1)Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
Convention, retail, and other revenues increased $162 million compared to the year ended December 31, 2022. The increase was due to increases of $127 million and $35 million at our Macao operations and Marina Bay Sands, respectively. Increases at our Macao operations were primarily driven by increases of $57 million in ferry operations due to the resumption of ferry services in January 2023, $31 million in entertainment revenue, $16 million in limo revenue, $5 million in retail revenue, $4 million in convention revenue and $14 million in other operating revenues (e.g., Eiffel Tower, spa, and gondola rides). Increases at Marina Bay Sands were primarily driven by increases of $18 million in convention revenue, $2 million in entertainment revenue and $15 million in other operating revenues (e.g. SkyPark, art/science museum).
Operating Expenses
Our operating expenses consisted of the following:

	Year Ended December 31,
	2023	2022	Percent Change

	(Dollars in millions)
Casino	$4,152	$1,792	131.7%
Rooms	283	173	63.6%
Food and beverage	481	319	50.8%
Mall	88	73	20.5%
Convention, retail and other	201	103	95.1%
Provision for credit losses	4	15	(73.3)%
General and administrative	1,107	936	18.3%
Corporate	230	235	(2.1)%
Pre-opening	15	13	15.4%
Development	205	143	43.4%
Depreciation and amortization	1,208	1,036	16.6%
Amortization of leasehold interests in land	58	55	5.5%
Loss on disposal or impairment of assets	27	9	200.0%
Total operating expenses	$8,059	$4,902	64.4%
Operating expenses were $8.06 billion for the year ended December 31, 2023, an increase of $3.16 billion compared to $4.90 billion for the year ended December 31, 2022. The increase was primarily driven by a $2.36 billion increase in casino expenses.
Casino expenses increased $2.36 billion compared to the year ended December 31, 2022. The increase was primarily attributable to increases of $1.90 billion and $232 million in gaming taxes at our Macao operations and Marina Bay Sands, respectively, consistent with increased casino revenues. In addition, we had increases in gaming tax rates of 1% in Macao and 3% in Singapore, and a 1% increase in value added tax in Singapore.
Room expenses increased $110 million compared to the year ended December 31, 2022. The increase was due to increases of $83 million and $27 million at our Macao operations and Marina Bay Sands, respectively, consistent with increased occupancy at both our Macao operations and Marina Bay Sands. Additionally, the increase was also due to higher costs associated with the renovated and expanded suites and rooms at The Londoner Macao and the new and elevated suites and rooms introduced at Marina Bay Sands during the year.
Food and beverage expenses increased $162 million compared to the year ended December 31, 2022. The increase was due to increases of $85 million and $77 million at Marina Bay Sands and our Macao operations, respectively, driven by increased business volume at food outlets and banquets and consistent with increased property visitation.
Convention, retail and other expenses increased $98 million compared to the year ended December 31, 2022, primarily driven by increases of $82 million and $16 million at our Macao operations and Marina Bay Sands, respectively. The increases were primarily due to increases of $36 million in ferry operation expenses due to the resumption of ferry services in January 2023, $29 million in entertainment expenses due to increased number of events held in 2023, $15 million in limo expenses, $7 million in convention expenses, $3 million in retail expenses and $8 million in other operating expenses (e.g., spa and valet).
The provision for credit losses was $4 million for the year ended December 31, 2023, compared to $15 million for the year ended December 31, 2022. The $11 million decrease was primarily driven by decreases of $8 million and $3 million at our Macao operations and Marina Bay Sands, respectively. The decreases were primarily driven by collections of receivables that were fully reserved. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $171 million compared to the year ended December 31, 2022. The increase was primarily driven by increases of $95 million and $76 million at Marina Bay Sands and our Macao operations, respectively, driven by increases in payroll and marketing costs, utilities and property taxes.
Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. The majority of pre-opening expenses for the year ended December 31, 2023 related to the grand opening of The Londoner Macao and new guest rooms at Marina Bay Sands. Pre-opening expenses for the year ended December 31, 2022 related to Marina Bay Sands.
Development expenses were $205 million for the year ended December 31, 2023, compared to $143 million for the year ended December 31, 2022. During the year ended December 31, 2023, the costs were associated with our evaluation and pursuit of new business opportunities, primarily $93 million in New York and Texas, and $109 million for our digital gaming related efforts. Development costs are expensed as incurred.
Depreciation and amortization increased $172 million compared to the year ended December 31, 2022. The increase was primarily due to $109 million increase at Marina Bay Sands, as a result of the completion of renovations that were placed into service and a $60 million increase at our Macao operations, primarily as a result of accelerated depreciation related to the second phase of the renovations at The Londoner Macao and amortization of the intangible asset related to the Macao gaming concession.
Loss on disposal or impairment of assets was $27 million for the year ended December 31, 2023, compared to $9 million for the year ended December 31, 2022. The losses incurred for the year ended December 31, 2023, were primarily due to $13 million in demolition costs related to renovations at Marina Bay Sands and $12 million in disposals and demolition costs at our Macao operations. The losses incurred for the year ended December 31, 2022 were primarily due to $4 million in asset disposals related to aircraft parts and $3 million in asset disposal and demolition costs, primarily at The Londoner Macao, The Venetian Macao, Sands Macao and our corporate offices.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 20 — Segment Information” for discussion of our operating segments):

	Year Ended December 31,
	2023	2022	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$1,054	$(25)	N/M
The Londoner Macao	516	(189)	N/M
The Parisian Macao	269	(103)	N/M
The Plaza Macao and Four Seasons Macao	308	81	280.2%
Sands Macao	59	(81)	N/M
Ferry Operations and Other	18	(7)	N/M
	2,224	(324)	N/M
Marina Bay Sands	1,861	1,056	76.2%
Consolidated adjusted property EBITDA(1)	$4,085	$732	458.1%
_________________________
N/M - Not meaningful
(1)Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is used by management as the primary measure of the operating performance of our segments. Consolidated adjusted property EBITDA is net income/loss from continuing operations before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of our operations with those of our competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including Las Vegas Sands Corp., have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. We have significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, our presentation of consolidated adjusted property EBITDA may not be directly comparable to similarly titled measures presented by other companies.

	Year Ended December 31,
	2023	2022

	(In millions)
Consolidated adjusted property EBITDA	$4,085	$732

Other Operating Costs and Expenses
Stock-based compensation(a)	(29)	(33)
Corporate	(230)	(235)
Pre-opening	(15)	(13)
Development	(205)	(143)
Depreciation and amortization	(1,208)	(1,036)
Amortization of leasehold interests in land	(58)	(55)
Loss on disposal or impairment of assets	(27)	(9)
Operating income (loss)	2,313	(792)
Other Non-Operating Costs and Expenses
Interest income	288	116
Interest expense, net of amounts capitalized	(818)	(702)
Other expense	(8)	(9)
Income tax expense	(344)	(154)
Net income (loss) from continuing operations	$1,431	$(1,541)
_________________________
a)During the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense of $72 million and $70 million, respectively, of which $43 million and $37 million, respectively, was included in corporate expense in “Part II — Item 8 — Financial Statements and Supplementary Data — Consolidated Statements of Operations”.
Adjusted property EBITDA at our Macao operations increased $2.55 billion compared to the year ended December 31, 2022. The increase was primarily due to increased casino and room revenues, driven by increased visitation at our properties due to the lift of COVID-19 restrictions in late December 2022 and early January 2023.
Adjusted property EBITDA at Marina Bay Sands increased $805 million compared to the year ended December 31, 2022. The increase was primarily due to increased revenues across our operations driven by the opening of borders and elimination of all remaining pandemic-related restrictions in February 2023 and increased airlift passenger movement in Singapore in 2023, as well as introducing new and elevated suites and rooms and other amenities at Marina Bay Sands during 2023.

Interest Expense
The following table summarizes information related to interest expense:

	Year Ended December 31,
	2023	2022

	(Dollars in millions)
Interest cost	$825	$706
Less — capitalized interest	(7)	(4)
Interest expense, net	$818	$702
Cash paid for interest	$753	$618
Weighted average total debt balance	$15,188	$15,298
Weighted average interest rate	5.2%	4.6%
Interest cost increased $119 million compared to the year ended December 31, 2022, resulting primarily from increases in our weighted average interest rate, partially offset by decreases in our weighted average total debt balance. The weighted average interest rate increased primarily due to the increase in the underlying benchmark rates on our SCL Revolving Facility and our Singapore Credit Facility, and increased interest rates on the SCL senior notes in connection with the credit rating downgrades in February and June 2022, partially offset by the credit rating upgrade in July 2023 (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Long-Term Debt”). The weighted average debt balance decreased primarily due to payments made on the SCL revolver totaling $1.95 billion throughout the year ended December 31, 2023. We also had $31 million in imputed interest expense on the VML Concession financial liability in 2023 (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Goodwill and Intangible Assets, Net”).
Other Factors Affecting Earnings
Interest income was $288 million for the year ended December 31, 2023, compared to $116 million for the year ended December 31, 2022. Interest income for the year ended December 31, 2023, was primarily attributable to $258 million in interest income on money market funds, bank deposits and treasury bills driven by higher interest rates. Our average interest rates on cash and cash equivalents for the year ended December 31, 2023 was 4.8% compared to 1.7% for the year ended December 31, 2022. We also had $29 million in interest income on the seller financing loan in connection with the sale of the Las Vegas Operating Properties, which increased $8 million compared to the year ended December 31, 2022 due to an increase in the interest rate as the buyer elected payment-in-kind for the interest payments effective July 1, 2022 and an increase in the period in which the loan balance was outstanding in 2023.
Other expense was $8 million for the year ended December 31, 2023, compared to $9 million during the year ended December 31, 2022. Other expense for the year ended December 31, 2023, was primarily attributable to foreign currency transaction losses driven by the U.S. dollar-denominated debt held by SCL, partially offset by foreign currency transaction gains driven by U.S dollar-denominated intercompany debt held by MBS.
Our income tax expense was $344 million on income before income taxes of $1.78 billion for the year ended December 31, 2023, resulting in a 19.4% effective income tax rate. This compares to an 11.1% effective income tax rate for the year ended December 31, 2022. The income tax expense for the year ended December 31, 2023, reflects a 17% statutory tax rate on our Singapore operations and a 21% corporate income tax rate on our U.S. operations.
Our operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, VML and its peers received an income tax exemption on gaming operations through December 31, 2022. On February 5, 2024, the Macao government provided notice that VML and its peers would continue to receive this exemption for the period January 1, 2023 through December 31, 2027. Additionally, we entered into a shareholder dividend tax agreement with the Macao government in April 2019, effective through June 26, 2022, providing an annual payment as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. We are in discussions for a new shareholder dividend tax agreement with the Macao government, which would commence effective as of January 1, 2023.

The net income attributable to our noncontrolling interests from continuing operations was $210 million for the year ended December 31, 2023, compared to a net loss of $475 million for the year ended December 31, 2022. These amounts were related to the noncontrolling interest of SCL.
Additional Information Regarding our Retail Mall Operations
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the years ended December 31, 2023 and 2022:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the year ended December 31, 2023
Mall revenues:
Minimum rents(1)	$168	$123	$34	$18	$159
Overage rents	27	54	17	6	62
CAM, levies and direct recoveries	32	10	15	8	33
Total mall revenues	227	187	66	32	254
Mall operating expenses:
Common area maintenance	14	5	8	4	23
Marketing and other direct operating expenses	10	11	5	3	6
Mall operating expenses	24	16	13	7	29
Property taxes(2)	1	—	—	—	6
Mall-related expenses(3)	$25	$16	$13	$7	$35
For the year ended December 31, 2022
Mall revenues:
Minimum rents(1)	$168	$119	$30	$22	$145
Overage rents	6	8	11	2	51
Rent concessions(4)	(47)	(10)	(6)	(7)	—
CAM, levies and direct recoveries	27	10	12	8	30
Total mall revenues	154	127	47	25	226
Mall operating expenses:
Common area maintenance	11	5	7	4	20
Marketing and other direct operating expenses	7	6	4	3	5
Mall operating expenses	18	11	11	7	25
Property taxes(2)	1	—	—	—	4
Mall-related expenses(3)	$19	$11	$11	$7	$29
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
(4)    Rent concessions were provided to tenants as a result of the COVID-19 pandemic and the related impact on mall operations.

It is common in the mall operating industry for companies to disclose mall net operating income (“NOI”) as a useful supplemental measure of a mall's operating performance. Because NOI excludes general and administrative expenses, interest expense, impairment losses, depreciation and amortization, gains and losses from property dispositions, allocations to noncontrolling interests and provision for income taxes, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact on operations from trends in occupancy rates, rental rates and operating costs.
In the table above, we believe taking total mall revenues less mall-related expenses provides an operating performance measure for our malls. Other mall operating companies may use different methodologies for deriving mall-related expenses. As such, this calculation may not be comparable to the NOI of other mall operating companies.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
A discussion of changes in our results of operations between 2022 and 2021 has been omitted from this Form 10-K and can be found in “Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Year Ended December 31,
	2023	2022

	(In millions)
Net cash generated from (used in) operating activities from continuing operations	$3,227	$(944)
Cash flows from investing activities from continuing operations:
Capital expenditures	(1,017)	(651)
Proceeds from disposal of property and equipment	3	9
Acquisition of intangible assets and other	(240)	(129)
Proceeds from seller loan	—	50
Net cash used in investing activities from continuing operations	(1,254)	(721)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	4	—
Tax withholding on vesting of equity awards	(2)	(1)
Repurchase of common stock	(505)	—
Dividends paid	(305)	—
Proceeds from long-term debt	—	1,200
Repayments of long-term debt	(2,069)	(66)
Payments of financing costs	(32)	(11)
Unsettled forward contract for purchase of noncontrolling interest	(250)	—
Other	(29)	—
Transaction with discontinued operations	—	5,032
Net cash generated from (used in) financing activities from continuing operations	$(3,188)	$6,154
A discussion of changes in cash flows between 2022 and 2021 has been omitted from this Form 10-K and can be found in “Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis and to a lesser extent as a trade receivable. Operating cash flows are generally affected by changes in operating income, accounts receivable, gaming related liabilities and interest payments. For the year ended December 31, 2023, cash generated from operations was $3.23 billion, an increase of $4.17 billion compared to cash used in operating activities of $944 million for the year ended December 31, 2022. The increase in cash generated from operations was primarily due to our Macao and Singapore operations generating increased operating income driven by the acceleration of visitation and the elimination of all remaining pandemic-related restrictions in Singapore in February 2023, and in Macao in late December 2022 and early January 2023. We also had increases in cash related to changes in working capital due to our gaming operations.
Cash Flows — Investing Activities
Capital expenditures for the year ended December 31, 2023, totaled $1.02 billion. Included in this amount was $584 million at Marina Bay Sands in Singapore, primarily due to Towers 1 and 2 room renovations. Capital expenditures were $233 million for construction and development activities in Macao, which consisted of $132 million for The Londoner Macao, $71 million for The Venetian Macao, $15 million for The Plaza Macao and Four Seasons Macao, $9 million for The Parisian Macao and $6 million for Sands Macao. Additionally, we funded $200 million for corporate and other.
Included in net cash flows from investing activities was a payment of $221 million related to the purchase of the Nassau Coliseum.
Capital expenditures for the year ended December 31, 2022, totaled $651 million. Included in this amount was $348 million at Marina Bay Sands in Singapore, primarily due to Towers 1 and 2 room renovations. Capital expenditures were $243 million for construction and development activities in Macao, which consisted of $175 million for The Londoner Macao, $52 million for The Venetian Macao, $9 million for The Plaza Macao and Four Seasons Macao, $4 million for Sands Macao and $3 million for The Parisian Macao. Additionally, we funded $60 million for corporate and other.
Cash Flows — Financing Activities
Net cash flows utilized for financing activities were $3.19 billion for the year ended December 31, 2023. There were $2.07 billion in repayments on long-term debt, primarily related to the repayment on the SCL revolving facility of $1.95 billion. We also utilized $505 million for common stock repurchases and $305 million for dividend payments related to our stockholder return of capital program, and funded $250 million for a forward contract to purchase common stock of SCL to increase our equity ownership in SCL. Lastly, we paid $32 million in deferred offering costs, primarily related to the amendment and restatement of the 2018 SCL Credit Facility, and $29 million in other financial liability payments.
Net cash flows generated from financing activities were $6.15 billion for the year ended December 31, 2022, which was primarily attributable to net proceeds from the sale of the Las Vegas Operating Properties of $4.89 billion and $1.20 billion from the drawdown of our SCL revolving facility. These items were partially offset by $66 million in repayments on long-term debt and $11 million in deferred offering costs relating to obtaining LVSC Revolving Facility lender consents to consummate the Las Vegas Sale and the covenant waiver obtained on the 2018 SCL Credit Facility.
As of December 31, 2023, we had $4.44 billion available for borrowing under our U.S., Macao and Singapore revolving facilities, net of letters of credit. Additionally, we had $2.79 billion available for borrowing under the 2012 Singapore Delayed Draw Term Facility to finance construction costs incurred in connection with the MBS Expansion Project.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Long-Term Debt”) and operating cash flows.

Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio, as defined per the respective facility agreements. As of December 31, 2023, our U.S. and Singapore leverage ratios, as defined per the respective credit facility agreements, were 3.3x and 1.7x, respectively, compared to the maximum leverage ratios allowed of 4.0x and 4.5x, respectively, while our SCL credit facility had a covenant waiver through January 1, 2024, as mentioned below. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
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
We held unrestricted cash and cash equivalents of $5.11 billion and restricted cash of $124 million as of December 31, 2023, of which approximately $2.20 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.20 billion, approximately $1.80 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to levels of earnings, cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, laws and regulations currently applicable to our subsidiaries and restrictions in connection with their contractual arrangements. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
We believe the cash on hand and cash flow generated from operations, as well as the $4.44 billion available for borrowing under our U.S., Macao and Singapore credit facilities, net of outstanding letters of credit, and SGD 3.69 billion (approximately $2.79 billion at exchange rates in effect on December 31, 2023) under the 2012 Singapore Delayed Draw Term Facility, as of December 31, 2023 (only available for draws after the construction cost estimate and construction schedule for the MBS Expansion Project have been delivered to the lenders), will be sufficient to maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments, as well as meet our commitments under the Macao Concession. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure.
In July 2023, we announced the resumption of our return of capital program. On August 16, 2023 and November 15, 2023, we paid a quarterly dividend of $0.20 per common share as part of a regular cash dividend program and, for the year ended December 31, 2023, we recorded $305 million as a distribution against retained earnings. In January 2024, our Board of Directors declared a quarterly dividend of $0.20 per common share (a total estimated to be approximately $151 million) to be paid on February 14, 2024, to stockholders of record on

February 6, 2024. We expect this level of dividend to continue quarterly through the remainder of 2024. Our Board of Directors will continue to assess the level of appropriateness of any cash dividends.
Share Repurchase Program
On October 16, 2023, our Board of Directors authorized increasing the remaining share repurchase amount under our existing share repurchase program of $916 million to $2.0 billion and extending the expiration date from November 2024 to November 3, 2025. During the year ended December 31, 2023, we repurchased 11,121,497 shares of our common stock for $510 million (including commissions and $5 million in excise tax) under our current program. All share repurchases of our common stock have been recorded as treasury stock.
We have approximately $1.50 billion remaining under our authorized share repurchase program. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, cash flows, legal requirements, other investment opportunities and market conditions.
Aggregate Indebtedness and Other Contractual Obligations
Our total long-term indebtedness and other contractual obligations are summarized below as of December 31, 2023:

	Payments Due by Period(1)
	2024	2025 - 2026	2027 - 2028	Thereafter	Total

	(In millions)
Long-Term Debt Obligations(2)
LVSC Senior Notes	$1,750	$1,500	$—	$750	$4,000
SCL Senior Notes	—	2,600	2,600	1,950	7,150
2012 Singapore Credit Facility	142	2,749	—	—	2,891
Singapore Delayed Draw Term Facility	—	47	—	—	47
Other(3)	11	10	—	—	21
Fixed Interest Payments	464	679	429	151	1,723
Variable Interest Payments(4)	146	169	—	—	315
Macao Concession Related(5)
Macao Annual Premium(6)	40	80	80	158	358
Handover Record(7)	13	55	84	168	320
Contractual Obligations
Operating Leases, Including Imputed Interest(8)	26	39	34	408	507
Mall Deposits(9)	73	54	25	15	167
Other(10)	185	223	158	158	724
Total	$2,850	$8,205	$3,410	$3,758	$18,223
_______________________
(1)As of December 31, 2023, we had a $105 million liability related to uncertain tax positions. We do not expect this liability to result in a payment of cash within the next 12 months. We are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions; therefore, such amounts are not included in the table.
(2)See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Long-Term Debt” for further details on these financing transactions and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16 — Leases” for further details on finance leases.
(3)Other consists of finance leases, including imputed interest, and other financed purchased obligations, including the related interest.

(4)Based on the 1-month rate as of December 31, 2023, Secured Overnight Financing Rate (“SOFR”) of 5.40%, Hong Kong Inter-Bank Offer Rate (“HIBOR”) of 5.27% and Singapore Swap Offer Rate (“SOR”) of 3.62%, plus the applicable interest rate spread in accordance with the respective debt agreements.
(5)In addition to the amounts listed in the table above, under the Macao Concession, we have committed to spend 30.24 billion patacas (approximately $3.76 billion at exchange rates in effect on December 31, 2023) through 2032 on both capital and operating projects, including 27.80 billion patacas (approximately $3.45 billion at exchange rates in effect on December 31, 2023) in non-gaming projects. As Macao's annual gross gaming revenue amounted to 183.06 billion patacas (approximately $22.74 billion at exchange rates in effect on December 31, 2023) in 2023, we are required to invest, or cause to be invested, an additional 5.56 billion patacas (approximately $691 million at exchange rates in effect on December 31, 2023) in non-gaming investment projects by December 2032. As the exact timing of this spend has not been finalized, these amounts have not been included in the table above.
We are also required to pay a 35% gross gaming revenue special gaming tax and a 5% gross gaming revenue contribution in Macao, which amounts we pay are variable in nature. Under the Concession, however, we are obligated to pay a special annual gaming premium if the average of the gross gaming revenues of our gaming tables and our electrical or mechanical gaming machines, including slot machines, is lower than a certain minimum amount determined by the Macao government; such special premium being the difference between the gaming tax based on the actual gross gaming revenues and that of the specified minimum amount. Based on the maximum number of gaming tables and gaming machines we are currently authorized to operate, if the monthly special gaming taxes paid during the year aggregates to less than 4.50 billion patacas (approximately $560 million at exchange rates in effect on December 31, 2023), we would be required to pay the difference as the special annual gaming premium.
(6)We are required to pay an annual premium with a fixed portion and a variable portion, which is based on the number and type of gaming tables and gaming machines we operate. Based on the gaming tables and gaming machines (which is at the maximum number of tables and machines currently allowed by the Macao government) in operation as of January 1, 2023, the annual premium payable to the Macao government is approximately $40 million for the years ending December 31, 2024 through December 31, 2028, respectively, and $158 million in aggregate thereafter through the termination of the Concession in December 2032.
(7)Under the Handover Record, we are required to make annual payments of 750 patacas per square meter for the first three years and 2,500 patacas per square meter for the following seven years (approximately $93 and $311, respectively, at exchange rates in effect on December 31, 2023). The annual payment of 750 patacas per square meter will be adjusted with the Macao average price index of the corresponding preceding year for years two and three and the annual payment of 2,500 patacas per square meter will be adjusted with the Macao average price index of the corresponding preceding year for years five through ten.
(8)We are party to certain operating leases for real estate, which primarily include $290 million related to long-term land leases in Macao with an anticipated lease term of 50 years, $148 million related to a long-term land lease in New York with a 26-year lease term, $16 million related to a long-term land lease in Las Vegas with a 40-year lease term, and $20 million related to office space in Singapore with a 5-year lease term. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16 — Leases” for further details on operating leases.
(9)Mall deposits consist of refundable security deposits received from mall tenants.
(10)Primarily consists of all other non-cancellable contractual obligations and primarily relates to certain hotel management and service agreements, as described below. The amounts exclude open purchase orders with our suppliers that have not yet been received as these agreements generally allow us the option to cancel, reschedule and adjust terms based on our business needs prior to the delivery of goods or performance of services. Some of our hotel properties operate pursuant to management agreements with various experienced third-party hotel operators (management companies), whereby the management company controls the day-to-day operations of each of these hotels, and we are granted limited approval rights with respect to certain of the management company’s actions. The non-cancelable period of our management agreements ranges from 14 to 40 years with various extension provisions and some with early termination options. Each management company receives a base management fee, generally a percentage of revenue as defined. There are also monthly fees for certain support services and some also include incentive fees based on attaining certain financial thresholds. Additionally, the Company's non-cancelable contractual obligations also include agreements with certain celebrities and professional sports leagues and teams for the hosting of events, advertising, marketing, promotional and sponsorship opportunities in order to promote the Company’s brand and services.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than foreign currency swaps. Refer to “Item 8 — Financial Statements and Supplementary Data

— Notes to Consolidated Financial Statements — Note 11 — Derivative Instruments” for outstanding foreign currency swaps as of December 31, 2023.
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
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” “remains,” “positions” and similar expressions, as they relate to our Company or management, are intended to identify forward-looking statements. Although we believe these forward-looking statements are reasonable, we cannot assure you any forward-looking statements will prove to be correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors beyond our control, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the risks associated with:
•our ability to maintain our concession in Macao and gaming license in Singapore;
•our ability to invest in future growth opportunities, or attempt to expand our business in new markets and new ventures;
•the ability to execute our previously announced capital expenditure programs, and produce future returns;
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
•fraud and cheating that could result in losses in our gaming operations and reputational harm;
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies and estimates discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Account balances are written off against the provision when we believe it is probable the receivable will not be recovered. Credit or marker play was 10.6% and 11.9% of table games play at our Macao properties and Marina Bay Sands, respectively, during the year ended December 31, 2023. Our provision for casino credit losses was 40.2% and 61.6% of gross casino receivables as of December 31, 2023 and 2022, respectively. Our provision for credit losses from our hotel and other receivables is not material.
Litigation Accrual
We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions based on all relevant facts and circumstances currently available and include such accruals in other accrued liabilities in the consolidated balance sheets when it is determined such contingencies are both probable and reasonably estimable.

Property and Equipment
As of December 31, 2023, we had net property and equipment of $11.44 billion, representing 52.5% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations, such as contractual life. Future events, such as property expansions, property developments, new competition or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. The estimated useful lives of assets are periodically reviewed and adjusted as necessary on a prospective basis.
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
Gaming Assets under the Macao Concession
As we will continue to operate the Gaming Assets, as defined in “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 7 — Property and Equipment, Net,” in the same manner as under the previous subconcession, obtain substantially all of the economic benefits and bear all of the risks arising from the use of these assets, as well as assuming VML will be successful in being awarded a new concession upon expiry of the current concession, we will continue to recognize these Gaming Assets as property and equipment over their remaining estimated useful lives.
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
Our foreign and U.S. tax rate differential reflects the fact that U.S. tax rates are higher than the statutory tax rates in Singapore and Macao of 17% and 12%, respectively. In August 2018, we received an exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance for the period of January 1, 2019 through June 26, 2022. In September 2022, we received an additional extension of this exemption for the period June 27, 2022 through December 31, 2022. On February 5, 2024, the Macao government provided notice that VML and its peers would continue to receive this exemption for the period January 1, 2023 through December 31, 2027. We entered into an agreement with the Macao government in April 2019, effective through June 26, 2022, providing for payments as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits, namely a payment of 38 million patacas (approximately $5 million at exchange rates in effect on December 31, 2023) for 2021 and a payment of 18 million patacas (approximately $2 million at exchange rates in effect on December 31, 2023) for the period between January 1, 2022 through June 26, 2022. We are in discussions for a new shareholder dividend tax agreement with the Macao government, which would commence effective as of January 1, 2023. The effective income tax rate for the year ended December 31, 2023, reflects a continuation of the exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance and a new shareholder dividend tax agreement.
Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is “more-likely-than-not” such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a “more-likely-than-not” realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring and tax planning strategies.
We recorded a valuation allowance on the net deferred tax assets of certain foreign jurisdictions of $394 million and $475 million as of December 31, 2023 and 2022, respectively, and a valuation allowance on certain U.S. foreign tax credit carryforwards of $3.49 billion and $3.61 billion as of December 31, 2023 and 2022, respectively. Management will reassess the realization of deferred tax assets each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent the financial results of these operations improve and it becomes “more-likely-than-not” the deferred tax assets are realizable, we will be able to reduce the valuation allowance in the period such determination is made, as appropriate.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is “more-likely-than-not” the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely, based solely on the technical merits, of being sustained on examination. We recorded unrecognized tax benefits of $141 million and $136 million as of December 31, 2023 and 2022. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may be different.
Our major tax jurisdictions are the U.S., Macao, and Singapore. We could be subject to examination for tax years beginning in 2019 in Macao and Singapore and tax years 2010 through 2015 and 2020 through 2022 in the U.S.
Recent Accounting Pronouncements
See related disclosure at “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements.”
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
As of December 31, 2023, the estimated fair value of our long-term debt was approximately $13.53 billion, compared to its contractual value of $14.09 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $304 million. A hypothetical 100 basis point change in SOFR, HIBOR and SOR would cause our annual interest cost on our long-term debt to change by approximately $29 million.

Foreign currency transaction losses for the year ended December 31, 2023, were $8 million primarily due to U.S. dollar denominated debt issued by SCL and by Singapore dollar denominated intercompany debt reported in U.S. dollars. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of December 31, 2023, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $21 million and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $71 million (net of the impact from the foreign currency swap agreements). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Las Vegas Sands Corp. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Accounts Receivable, net - Provision for Expected Credit Losses on Casino Receivables - Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
The Company maintains a provision for expected credit losses on casino, hotel and mall receivables and regularly evaluates the balance. A substantial portion of the provision for credit losses relates to gross casino receivables. The Company records the provision for credit losses on casino receivables by applying standard reserve percentages to aged account balances, which are grouped based on shared credit risk characteristics and days past due. The reserve percentages are based on estimated loss rates supported by historical observed default rates over the expected life of the casino receivable and are adjusted for forward-looking information. The Company also specifically analyzes the collectability of each casino patron account with a balance over a specified dollar amount, based upon the age of the casino patron's account, the casino patron's financial condition, collection history, and any other known information and adjusts the aforementioned reserve with the results from the individual reserve analysis.
Auditing the provision of expected credit losses on casino receivables involved a high degree of auditor's subjectivity and an increased extent of effort related to the collectability of the casino patron accounts receivable, especially as it relates to management’s judgments in evaluating the qualitative factors impacting the individual reserve adjustment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures performed in testing management's judgments and estimates used to determine the provision for credit losses on casino receivables included the following, among others:
•We tested the operating effectiveness of controls over the granting of casino credit, controls over the collection processes, and management’s review controls over the assessment of the collectability of casino receivables, including the quantitative and qualitative information used by management in those controls.
•Performed a retrospective analysis of historical reserves evaluating subsequent collections and write-offs.
•For a selection of casino receivables, we (1) obtained evidence related to payment history and correspondence with the casino patron, (2) evaluated management’s use of qualitative and quantitative information in establishing a provision for expected credit losses on casino receivables, and (3) examined subsequent settlement, if any.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 7, 2024
We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Las Vegas Sands Corp. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 7, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 7, 2024

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$5,105	$6,311
Accounts receivable, net of provision for credit losses of $201 and $217	484	267
Inventories	38	28
Prepaid expenses and other	150	138
Total current assets	5,777	6,744
Loan receivable	1,194	1,165
Property and equipment, net	11,439	11,451
Restricted cash	124	125
Deferred income taxes, net	121	131
Leasehold interests in land, net	2,249	2,128
Goodwill and intangible assets, net	598	64
Other assets, net	276	231
Total assets	$21,778	$22,039
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$167	$89
Construction payables	146	189
Other accrued liabilities	1,948	1,458
Income taxes payable	261	135
Current maturities of long-term debt	1,900	2,031
Total current liabilities	4,422	3,902
Other long-term liabilities	936	382
Deferred income taxes	187	152
Long-term debt	12,129	13,947
Total liabilities	17,674	18,383
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 833 shares issued, 753 and 764 shares outstanding	1	1
Treasury stock, at cost, 80 and 69 shares	(4,991)	(4,481)
Capital in excess of par value	6,481	6,684
Accumulated other comprehensive income (loss)	27	(7)
Retained earnings	2,600	1,684
Total Las Vegas Sands Corp. stockholders' equity	4,118	3,881
Noncontrolling interests	(14)	(225)
Total equity	4,104	3,656
Total liabilities and equity	$21,778	$22,039
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021

	(In millions, except per share data)
Revenues:
Casino	$7,522	$2,627	$2,892
Rooms	1,204	469	415
Food and beverage	584	301	199
Mall	767	580	649
Convention, retail and other	295	133	79
Net revenues	10,372	4,110	4,234
Operating expenses:
Casino	4,152	1,792	2,068
Rooms	283	173	164
Food and beverage	481	319	244
Mall	88	73	65
Convention, retail and other	201	103	85
Provision for credit losses	4	15	3
General and administrative	1,107	936	831
Corporate	230	235	211
Pre-opening	15	13	19
Development	205	143	109
Depreciation and amortization	1,208	1,036	1,041
Amortization of leasehold interests in land	58	55	56
Loss on disposal or impairment of assets	27	9	27
	8,059	4,902	4,923
Operating income (loss)	2,313	(792)	(689)
Other income (expense):
Interest income	288	116	4
Interest expense, net of amounts capitalized	(818)	(702)	(621)
Other expense	(8)	(9)	(31)
Loss on modification or early retirement of debt	—	—	(137)
Income (loss) from continuing operations before income taxes	1,775	(1,387)	(1,474)
Income tax (expense) benefit	(344)	(154)	5
Net income (loss) from continuing operations	1,431	(1,541)	(1,469)
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	46	193
Gain on disposal of discontinued operations, net of tax	—	2,861	—
Adjustment to gain on disposal of discontinued operations, net of tax	—	(9)	—
Income from discontinued operations, net of tax	—	2,898	193
Net income (loss)	1,431	1,357	(1,276)
Net (income) loss attributable to noncontrolling interests from continuing operations	(210)	475	315
Net income (loss) attributable to Las Vegas Sands Corp.	$1,221	$1,832	$(961)
Earnings (loss) per share - basic:
Income (loss) from continuing operations	$1.60	$(1.40)	$(1.51)
Income from discontinued operations, net of tax	—	3.80	0.25
Net income (loss) attributable to Las Vegas Sands Corp.	$1.60	$2.40	$(1.26)
Earnings (loss) per share - diluted:
Income (loss) from continuing operations	$1.60	$(1.40)	$(1.51)
Income from discontinued operations, net of tax	—	3.80	0.25
Net income (loss) attributable to Las Vegas Sands Corp.	$1.60	$2.40	$(1.26)
Weighted average shares outstanding:
Basic	763	764	764
Diluted	765	764	764
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Net income (loss)	$1,431	$1,357	$(1,276)
Currency translation adjustment	37	14	(51)
Cash flow hedge fair value adjustment	(3)	(3)	(4)
Total comprehensive income (loss)	1,465	1,368	(1,331)
Comprehensive (income) loss attributable to noncontrolling interests	(210)	479	319
Comprehensive income (loss) attributable to Las Vegas Sands Corp.	$1,255	$1,847	$(1,012)
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders' Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests	Total
	(In millions)
Balance at January 1, 2021	$1	$(4,481)	$6,611	$29	$813	$565	$3,538
Net loss	—	—	—	—	(961)	(315)	(1,276)
Currency translation adjustment	—	—	—	(48)	—	(3)	(51)
Cash flow hedge fair value adjustment	—	—	—	(3)	—	(1)	(4)
Exercise of stock options	—	—	15	—	—	4	19
Stock-based compensation	—	—	20	—	—	2	22
Balance at December 31, 2021	1	(4,481)	6,646	(22)	(148)	252	2,248
Net income (loss)	—	—	—	—	1,832	(475)	1,357
Currency translation adjustment	—	—	—	17	—	(3)	14
Cash flow hedge fair value adjustment	—	—	—	(2)	—	(1)	(3)
Stock-based compensation	—	—	39	—	—	2	41
Tax withholding on vesting of equity awards	—	—	(1)	—	—	—	(1)
Balance at December 31, 2022	1	(4,481)	6,684	(7)	1,684	(225)	3,656
Net income	—	—	—	—	1,221	210	1,431
Currency translation adjustment	—	—	—	36	—	1	37
Cash flow hedge fair value adjustment	—	—	—	(2)	—	(1)	(3)
Exercise of stock options	—	—	4	—	—	—	4
Stock-based compensation	—	—	45	—	—	1	46
Tax withholding on vesting of equity awards	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	(510)	—	—	—	—	(510)
Forward contract for purchase of noncontrolling interest	—	—	(250)	—	—	—	(250)
Dividends declared ($0.40 per share) (Note 13)	—	—	—	—	(305)	—	(305)
Balance at December 31, 2023	$1	$(4,991)	$6,481	$27	$2,600	$(14)	$4,104
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Cash flows from operating activities from continuing operations:
Net income (loss) from continuing operations	$1,431	$(1,541)	$(1,469)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,208	1,036	1,041
Amortization of leasehold interests in land	58	55	56
Amortization of deferred financing costs and original issue discount	61	57	52
Change in fair value of derivative asset/liability	(1)	1	(1)
Paid-in-kind interest income	(30)	(15)	—
Loss on modification or early retirement of debt	—	—	137
Loss on disposal or impairment of assets	11	7	16
Stock-based compensation expense	44	39	22
Provision for credit losses	4	15	3
Foreign exchange (gain) loss	7	(10)	34
Deferred income taxes	44	(2)	(45)
Income tax impact related to gain on sale of Las Vegas Operations	—	(750)	—
Changes in operating assets and liabilities:
Accounts receivable	(217)	(78)	43
Other assets	(50)	2	(5)
Accounts payable	76	11	(11)
Other liabilities	581	229	(116)
Net cash generated from (used in) operating activities from continuing operations	3,227	(944)	(243)
Cash flows from investing activities from continuing operations:
Capital expenditures	(1,017)	(651)	(828)
Proceeds from disposal of property and equipment	3	9	7
Acquisition of intangible assets and other	(240)	(129)	(11)
Proceeds from loan receivable	—	50	—
Net cash used in investing activities from continuing operations	(1,254)	(721)	(832)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	4	—	19
Tax withholding on vesting of equity awards	(2)	(1)	—
Repurchase of common stock	(505)	—	—
Dividends paid	(305)	—	—
Proceeds from long-term debt	—	1,200	2,702
Repayments of long-term debt	(2,069)	(66)	(1,867)
Payments of financing costs	(32)	(11)	(38)
Unsettled forward contract for purchase of noncontrolling interest	(250)	—	—
Other	(29)	—	—
Make-whole premium on early extinguishment of debt	—	—	(131)
Transactions with discontinued operations	—	5,032	178
Net cash generated from (used in) financing activities from continuing operations	(3,188)	6,154	863
Cash flows from discontinued operations:
Net cash generated from operating activities	—	149	258
Net cash generated from (used in) investing activities	—	4,883	(63)
Net cash provided to continuing operations and used in financing activities	—	(5,032)	(179)
Net cash generated from discontinued operations	—	—	16
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	8	22	(16)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(1,207)	4,511	(212)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	6,436	1,925	2,137
Cash, cash equivalents and restricted cash and cash equivalents at end of year	5,229	6,436	1,925
Less: cash and cash equivalents at end of period for discontinued operations	—	—	(55)
Cash, cash equivalents and restricted cash and cash equivalents at end of period for continuing operations	$5,229	$6,436	$1,870

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$746	$614	$591
Cash payments for taxes, net of refunds	$176	$649	$86
Changes in construction payables	$(43)	$(38)	$(109)
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
The ordinary shares of the Company's subsidiary, Sands China Ltd. (“SCL,” the indirect owner and operator of the majority of the Company's operations in the Macao Special Administrative Region (“Macao”) of the People's Republic of China) are listed on The Main Board of The Stock Exchange of Hong Kong Limited. The shares were not, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements.
Macao
From 2020 through the beginning of 2023, the Company’s operations in Macao were negatively impacted by the reduction in travel and tourism related to the COVID-19 pandemic. The Macao government's policy regarding the management of COVID-19 and general travel restrictions was relaxed in late December 2022 and early January 2023. Since then, visitation to the Company's Macao Integrated Resorts and operations has improved.
The Macao government announced total visitation from mainland China to Macao increased approximately 273.1% and decreased approximately 31.8%, during the year ended December 31, 2023, as compared to the same period in 2022 and 2019 (pre-pandemic), respectively. The Macao government also announced gross gaming revenue increased approximately 333.8% and decreased approximately 37.4%, during the year ended December 31, 2023, as compared to 2022 and 2019, respectively.
Singapore
From 2020 through early 2022, the Company’s operations in Singapore were negatively impacted by the reduction in travel and tourism related to the COVID-19 pandemic. However, the Vaccinated Travel Framework (“VTF”), launched in April 2022, facilitated the resumption of travel and had a positive impact on operations at Marina Bay Sands. During February 2023, all remaining COVID-19 border measures were lifted.
Visitation to Marina Bay Sands continues to improve since the travel restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased from approximately 6.3 million in 2022 to 13.6 million for the year ended December 31, 2023, while visitation decreased 28.8% when compared to the same period in 2019.
Summary
The Company has a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $5.11 billion and access to $1.50 billion, $2.49 billion and $446 million of available borrowing capacity from the LVSC Revolving Facility, 2018 SCL Revolving Facility and the 2012 Singapore Revolving Facility, respectively, as of December 31, 2023. The Company believes it is able to support continuing operations and complete its major construction projects that are underway.
Operations
The Company is a developer of destination properties (“Integrated Resorts”) that feature premium accommodations, world-class gaming, entertainment and retail malls, convention and exhibition facilities, celebrity chef restaurants and other amenities.
Macao
The Company currently owns 69.9% of SCL, which includes the operations of The Venetian Macao Resort Hotel (“The Venetian Macao”), The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao, Cotai Strip (the “Four Seasons Macao”), Sands Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to the 10-year concession agreement (the “Concession”), which expires on December 31, 2032.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The Venetian Macao anchors the Cotai Strip, the Company's master-planned development of Integrated Resorts on an area of approximately 140 acres in Macao. The Venetian Macao includes a 39-floor luxury hotel with 2,905 suites; approximately 503,000 square feet of gaming space and gaming support area; a 15,000-seat arena; an 1,800-seat theater; a mall with retail and dining space of approximately 948,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.
The Londoner Macao, our largest Integrated Resort on the Cotai Strip, is located across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Macao. The Londoner Macao is the result of our renovation, expansion and rebranding of Sands Cotai Central, which included the addition of extensive thematic elements both externally and internally and was completed during 2022. The Londoner Macao presents a range of new attractions and features, including some of London’s most recognizable landmarks, such as the Houses of Parliament and the Elizabeth Tower (commonly known as “Big Ben”), and interactive guest experiences. The Integrated Resort features four hotel towers. The first hotel tower consists of Londoner Court with 368 luxury suites and 400 rooms and suites under the St. Regis brand. The second hotel tower consists of 659 five-star rooms and suites under the Conrad brand and The Londoner Macao Hotel with 594 London-themed suites, including 14 exclusive Suites by David Beckham. The third hotel tower consists of 1,842 rooms and suites under the Sheraton brand. The fourth hotel tower consists of 2,126 rooms and suites under the Sheraton brand. Within The Londoner Macao, the Company also owns and currently operates approximately 400,000 square feet of gaming space and gaming support area; approximately 369,000 square feet of meeting space and approximately 612,000 square feet of retail space; a 6,000-seat arena; and a 1,701-seat theater, as well as entertainment and dining facilities.
The Parisian Macao is an Integrated Resort connected to The Venetian Macao and The Plaza Macao and Four Seasons Macao, which includes approximately 272,000 square feet of gaming space and gaming support area. The Parisian Macao also features 2,541 rooms and suites; approximately 296,000 square feet of retail and dining space; a meeting room complex of approximately 63,000 square feet; and a 1,200-seat theater.
The Plaza Macao and Four Seasons Macao features 360 rooms and suites managed and operated by FS Macau Lda. and is located adjacent and connected to The Venetian Macao. Within the Integrated Resort, the Plaza Casino features approximately 108,000 square feet of gaming space and gaming support area; 19 Paiza mansions; retail space of approximately 249,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. The Grand Suites at Four Seasons features 289 luxury suites.
The Sands Macao, the first Las Vegas-style casino in Macao, offers approximately 176,000 square feet of gaming space and gaming support area and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.
Singapore
The Company owns and operates the Marina Bay Sands in Singapore, which opened with approximately 2,600 rooms and suites located in three 55-story hotel towers. The Company is currently undertaking extensive renovation work, which is expected to greatly enhance the positioning of the Company's suite product (see “Development Projects” for further information). Marina Bay Sands also features the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 162,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 800,000 net leasable square feet, a convention center and meeting room complex of approximately 1.2 million square feet, a theater and a landmark iconic structure at the bay-front promenade that contains an art/science museum. The Company announced an expansion project at Marina Bay Sands, as further described below.
Development Projects
The Company regularly evaluates opportunities to improve its product offerings, such as refreshing its meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and its gaming areas, as well as other anticipated revenue generating additions to the Company's Integrated Resorts.
Macao
As part of the Concession entered into by Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd.) and the Macao government, VML has a financial commitment to spend 30.24 billion patacas (approximately

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
$3.76 billion at exchange rates in effect on December 31, 2023) through 2032 on both capital and operating projects, including 27.80 billion patacas (approximately $3.45 billion at exchange rates in effect on December 31, 2023) in non-gaming projects that will also appeal to international visitors. Pursuant to the concession agreement, as Macao's annual gross gaming revenue exceeded 180 billion patacas (approximately $22.36 billion at exchange rates in effect on December 31, 2023) for the year ended December 31, 2023, the Company is required to invest, or cause to be invested, an additional 5.56 billion patacas (approximately $691 million at exchange rates in effect on December 31, 2023) in non-gaming investment projects by December 2032. As part of the investment, and subject to the approval of the Macao government, VML will dedicate resources to several key areas including:
◦MICE Facility Expansion. The Company plans to expand its convention sector capabilities by constructing a state-of-the-art MICE facility. This new venue, encompassing roughly 18,000 square meters, will adjoin the Company's existing Venetian Macao exhibition center (the “Cotai Expo”). The Company's goal is to broaden its capacity for large-scale international events, which will be supported by enhanced organization and marketing strategies aimed at making Macao a preferred locale for global corporations' major gatherings.
◦Tropical Garden Redevelopment. Le Jardin, located on the southern flank of The Londoner Macao, is to undergo a transformation into a distinctive garden-themed attraction spanning approximately 50,000 square meters. Featuring an iconic conservatory and an array of themed green spaces, this development is intended to become a celebrated Macao landmark that offers a compelling, year-round experience for both tourists and local residents.
◦Entertainment. The Company's investment plan includes a broadening of the Company's entertainment and sporting event portfolio, which will include substantial upgrades to the Cotai Arena.
The Company has commenced work on Phase II of the Londoner Macao, which includes the renovation of the rooms in the Sheraton and Conrad hotel towers, an upgrade of the gaming areas and the addition of new attractions, dining, retail and entertainment offerings. These projects have a total estimated cost of $1.2 billion and are expected to be substantially completed in early 2025.
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
The Second Development Agreement provides for a total minimum project cost of approximately 4.5 billion Singapore dollars (“SGD,” approximately $3.4 billion at exchange rates in effect on December 31, 2023). The estimated cost and timing of the total project will be updated as the Company completes design and begins construction. The Company expects the total project cost will materially exceed the amounts referenced above from April 2019 based on current market conditions due to inflation, higher material and labor costs and other factors. The Company has incurred approximately $1.09 billion as of December 31, 2023, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS development project site.
On March 22, 2023, MBS and the STB entered into a supplemental agreement (the “Supplemental Agreement”), which further extended the construction commencement date to April 8, 2024 and the construction completion date to April 8, 2028, and allowed for changes to the construction and operation plans under the Second Development Agreement.
The Company amended its 2012 Singapore Credit Facility to provide for the financing of the development and construction costs, fees and other expenses related to the MBS Expansion Project pursuant to the Second Development Agreement. On September 7, 2021, the Company amended the 2012 Singapore Credit Facility, which, among other things, extended the deadline for delivering the construction cost estimate and the construction schedule for the MBS Expansion Project to March 31, 2022. As noted above, the Company is in the process of completing the design and reviewing the budget and timing of the MBS expansion due to various factors. As a result, the construction cost estimate and construction schedule were not delivered to the lenders by the extended

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
deadline, and the Company will not be permitted to make further draws on the Singapore Delayed Draw Term Facility until these items are delivered. The Company does not anticipate material spend related to the MBS Expansion Project prior to the delivery of these items to lenders.
The Company is nearing completion of the renovation of Towers 1 and 2 of Marina Bay Sands. This renovation has introduced world class suites and other luxury amenities at a cost estimated at approximately $1.0 billion upon completion. The Company also announced the next phase with the renovation of the Tower 3 hotel rooms into world class suites and other property changes at an estimated cost of approximately $750 million with an expected completion by 2025. These renovations at Marina Bay Sands are substantially upgrading the overall guest experience for its premium customers, including new dining and retail experiences, and upgrading the casino floor, among other things. These projects are in addition to the previously announced plans for the MBS Expansion Project.
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
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are used for, but not limited to, income taxes, useful lives and impairment of property and equipment, valuation of acquired intangibles and goodwill, inventory valuation, collectability of receivables, and operating leases. These estimates and judgments are based on historical information, information currently available to the Company and on various other assumptions the Company believes to be reasonable under the circumstances. Actual results could vary from those estimates.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. Such investments are carried at cost, which is a reasonable estimate of their fair value. Cash equivalents are placed with high credit quality financial institutions and include cash deposits, cash held in money market funds and U.S. Treasury Bills. Treasury Bills are held-to-maturity. Cash is considered restricted when withdrawal or general use is legally restricted. The Company determines current or noncurrent classification based on the expected duration of the restriction. The Company’s restricted cash and cash equivalents includes amounts held in a separate cash deposit account as collateral for a bank guarantee and other amounts contractually reserved for various items. The estimated fair value of the Company's cash equivalents is based on level 1 inputs (quoted market prices in active markets).
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and marketable securities. The Company maintains its cash and cash equivalent balances in the form of business checking accounts, money market accounts, cash deposits and U.S. Treasury Bills, the balances of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
which, at times, may exceed insured limits. The Company seeks to reduce exposure to cash and cash equivalents credit risk by placing such deposits with major financial institutions and monitoring their credit ratings.
Accounts Receivable and Credit Risk
Accounts receivable is comprised of casino, hotel, mall and other receivables, which do not bear interest and are recorded at amortized cost. The Company extends credit to approved casino patrons following background checks and investigations of creditworthiness. Business or economic conditions, the legal enforceability of gaming debts, foreign currency control measures or other significant events in foreign countries could affect the collectability of receivables from patrons residing in these countries.
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
Loan Receivable
Loan receivables are carried at the outstanding principal amount. A provision for credit loss on loan receivables is established when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company determines this by considering several factors, including the credit risk and current financial condition of the borrower, the borrower’s ability to pay current obligations, historical trends, and economic and market conditions. The Company performs a credit quality assessment on the loan receivable on a quarterly basis and reviews the need for an allowance under Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2016-13. The Company evaluates the extent and impact of any credit deterioration that could affect the performance and the value of the secured property, as well as the financial and operating capability of the borrower. The Company also evaluates and considers the overall economic environment, casino and hospitality industry and geographic sub-market in which the secured property is located.
Interest income is recorded on an accrual basis at the stated interest rate and is recorded in “Interest income” in the accompanying consolidated statements of operations.
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
Gaming Assets under the Macao Concession
As the Company will continue to operate the Gaming Assets, as defined in “Note 7 — Property and Equipment, Net,” in the same manner as under the previous subconcession, obtain substantially all of the economic benefits and bear all of the risks arising from the use of these assets, as well as assuming VML will be successful in being awarded a new concession upon expiry of the current concession, the Company will continue to recognize these Gaming Assets as property and equipment over their remaining estimated useful lives.
Leasehold Interests in Land
Leasehold interests in land represent payments for the use of land over an extended period of time. The leasehold interests in land are amortized on a straight-line basis over the expected term of the related lease agreements.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of the tangible and intangible assets acquired and the liabilities assumed. Goodwill is not amortized, but rather is subject to an annual impairment test. The Company tests goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that this asset may be impaired. The Company’s test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the quantitative analysis, the Company compares the fair value of its reporting unit to its carrying value. If the estimated fair value exceeds its carrying amount, goodwill is considered not to be impaired and no additional steps are necessary. However, if the fair value of the reporting unit is less than its carrying amount, a goodwill impairment is recorded equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill.
Intangible Assets other than Goodwill
The Company's intangible assets other than goodwill consist primarily of finite-lived intangible assets, including its Macao gaming concession and Singapore gaming license. Finite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.
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
Finance and operating lease right-of-use (“ROU”) assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
expected lease terms include options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term.
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
Capitalized Interest and Internal Costs
Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2023, 2022 and 2021, the Company capitalized $7 million, $4 million and $15 million, respectively, of interest expense.
During the years ended December 31, 2023, 2022 and 2021, the Company capitalized approximately $53 million, $42 million and $49 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property and digital gaming software.
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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2023	2022	2023	2022	2023	2022

	(In millions)
Balance at January 1	$81	$74	$72	$61	$614	$618
Balance at December 31	135	81	45	72	690	614
Increase (decrease)	$54	$7	$(27)	$11	$76	$(4)
____________________
(1)Of this amount, $167 million, $149 million and $145 million as of December 31, 2023 and 2022 and January 1, 2022, respectively, relates to mall deposits that are accounted for based on lease terms usually greater than one year.
Gaming Taxes
The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes, including the goods and services tax in Singapore, are an assessment on the Company's gaming revenue and are recorded as casino expense in the accompanying consolidated statements of operations. These taxes were $3.06 billion, $935 million and $1.22 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Advertising Costs
Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs included in the accompanying consolidated statements of operations were $47 million, $29 million and $31 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Gains or losses from foreign currency remeasurements that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in “Other income (expense).”
Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Weighted average common shares outstanding (used in the calculation of basic earnings (loss) per share)	763	764	764
Potential dilution from stock options and restricted stock and stock units	2	—	—
Weighted average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	765	764	764
Antidilutive stock options excluded from the calculation of diluted earnings (loss) per share	6	15	9
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized over the employee's requisite service period (generally the vesting period of the equity grant). The Company's stock-based compensation plans are more fully discussed in “Note 18 — Stock-Based Compensation.”
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
Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is “more-likely-than-not” such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a “more-likely-than-not” realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
statutory carryforward periods, the Company's experience with operating loss and tax credit carryforwards not expiring and tax planning strategies.
Management will reassess the realization of deferred tax assets each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent the financial results of these operations improve and it becomes “more-likely-than-not” the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance in the period such determination is made as appropriate.
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

Note 3 — Discontinued Operations
On February 23, 2022, the Company completed the sale of its Las Vegas real property and operations, including The Venetian Resort Las Vegas and the Sands Expo and Convention Center (the “Las Vegas Operations”), (the “Closing”), to VICI Properties L.P. (“PropCo”) and Pioneer OpCo, LLC (“OpCo”) for an aggregate purchase price of approximately $6.25 billion (the “Las Vegas Sale”). Under the terms of the agreements related to the Las Vegas Sale, OpCo acquired subsidiaries that hold the operating assets and liabilities of the Las Vegas Operations for approximately $1.05 billion in cash, subject to certain post-closing adjustments, and $1.20 billion in seller financing in the form of a six-year term loan credit and security agreement (the “Seller Financing Loan Agreement”) and PropCo acquired subsidiaries that hold the real estate and real estate-related assets of the Las Vegas Operations for approximately $4.0 billion in cash.
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
The Support Payments were payable on a monthly basis following the Closing through the year ended December 31, 2023, based upon the performance of the Las Vegas Operations relative to certain agreed upon target metrics and subject to quarterly and annual adjustments. On January 31, 2023, the Company received notice from OpCo that the Contingent Lease Support Agreement had terminated pursuant to its terms and that neither party would have any further liability or obligation thereunder. No Support Payments were made for the period post-Closing through the termination of the Contingent Lease Support Agreement.
Seller Financing Loan Agreement
At the Closing, the Company, as lender, OpCo, as borrower, the parent company of OpCo (“Holdings”) and certain subsidiaries of OpCo, as guarantors party thereto (collectively, and with Holdings, the “Guarantors” and, together with OpCo in its capacity as borrower, the “Loan Parties”), entered into the Seller Financing Loan Agreement. Refer to “Note 4 — Loan Receivable” for further information.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Las Vegas Operations
The following table represents summarized income statement information of discontinued operations:

	Year Ended December 31,
	2022(1)	2021

Revenues:
Casino	$61	$443
Rooms	78	454
Food and beverage	43	236
Convention, retail and other	46	138
Net revenues	228	1,271
Resort operations expenses	107	626
Provision for credit losses	3	13
General and administrative	55	342
Depreciation and amortization	—	25
Loss on disposal or impairment of assets	—	6
Operating income	63	259
Interest expense	(2)	(13)
Other income (expense)	(3)	1
Income from operations of discontinued operations	58	247
Gain on disposal of discontinued operations	3,611	—
Adjustment to gain on disposal of discontinued operations(2)	(9)	—
Income from discontinued operations, before income tax	3,660	247
Income tax expense	(762)	(54)
Net income from discontinued operations presented in the statement of operations	$2,898	$193

Adjusted Property EBITDA	$63	$290
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
The Company’s effective income tax rate from discontinued operations was 20.8% for the year ended December 31, 2022. This compares to a 21.9% effective income tax rate from discontinued operations for the year ended December 31, 2021, which reflects the application of the “with and without” approach consistent with intraperiod tax allocation rules. The income tax on discontinued operations reflects a 21% corporate income tax rate on the Company’s Las Vegas Operations. The cash income tax expense as if the discontinued operations was a standalone enterprise and a separate taxpayer was $804 million. The Company filed a U.S. consolidated income tax return inclusive of the discontinued operations, which allowed the income from discontinued operations to utilize net operating loss carryforwards and operating losses from continuing operations, U.S. foreign tax credits and charitable contribution carryforwards. During 2022, the Company made U.S. cash tax payments inclusive of the gain on sale of the Las Vegas Operations totaling $612 million.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 4 — Loan Receivable
Seller Financing Loan Agreement
On February 23, 2022, in conjunction with the Closing, the Company and the Loan Parties entered into the Seller Financing Loan Agreement. The Seller Financing Loan Agreement provides for a six-year senior secured term loan facility in an aggregate principal amount of $1.20 billion (the “Seller Loan”) at the date of the Closing. The Seller Loan is guaranteed by the Guarantors and secured by a first-priority lien on substantially all of the Loan Parties’ assets (subject to customary exceptions and limitations), including a leasehold mortgage from OpCo over certain real estate that was sold to PropCo at the Closing and leased by OpCo.
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
Based on the Company’s assessment of the credit quality of the loan receivable, the Company believes it will collect all contractual amounts due under the loan. Accordingly, no provision for credit losses on the loan receivable was established as of December 31, 2023.
Interest income is recorded on an accrual basis at the stated interest rate and is recorded in “Interest income” in the accompanying consolidated statements of operations. Interest income recognized on the loan was $29 million and $21 million during the years ended December 31, 2023 and 2022, respectively, and OpCo elected payment-in-kind for a portion of this interest, thereby increasing the principal amount by $29 million and $15 million for the years ended December 31, 2023 and 2022, respectively.
During the year ended December 31, 2023, PropCo made no principal payment toward the Seller Financing Loan Agreement and during year ended December 31, 2022, paid a principal amount of $50 million.
Note 5 — Restricted Cash and Cash Equivalents
The Company’s restricted cash and cash equivalents includes amounts held in a separate cash deposit account as collateral for a bank guarantee, as further described below.
On December 7, 2022, as required by the Macao concession, VML provided a bank guarantee in favor of the Macao government of 1.0 billion patacas (approximately $125 million at exchange rates as defined in the bank guarantee contract) to secure the fulfillment of VML's performance of the statutory and contractual obligations under the concession contract. As stipulated in the bank guarantee contract, a minimum amount of 1.0 billion patacas, or $125 million, is required to be held within a cash deposit account as collateral in order to secure the bank guarantee. Any amount in excess of the minimum amount can be withdrawn from the cash deposits. The bank guarantee will remain in effect until 180 days after the end of the term of the concession or the rescission of the concession and was classified as noncurrent restricted cash in the accompanying consolidated balance sheets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 6 — Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2023	2022

	(In millions)
Casino	$483	$341
Rooms	33	34
Mall	126	64
Other	43	45
	685	484
Less — provision for credit losses	(201)	(217)
	$484	$267
The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the period:

	2023	2022

	(In millions)
Balance at January 1	$217	$232
Current period provision for credit losses	4	15
Write-offs	(21)	(31)
Exchange rate impact	1	1
Balance at December 31	$201	$217
Note 7 — Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2023	2022

	(In millions)
Land and improvements	$593	$450
Building and improvements	16,211	15,494
Furniture, fixtures, equipment and leasehold improvements	4,847	4,155
Transportation	504	482
Construction in progress	491	1,123
	22,646	21,704
Less — accumulated depreciation and amortization	(11,207)	(10,253)
	$11,439	$11,451
With the expiry of VML's subconcession on December 31, 2022, all of the casinos, gaming areas and respective supporting areas located in Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao, with a total area of approximately 136,000 square meters (representing approximately 4.7% of the total property area of these entities) and gaming equipment (collectively referred to as the “Gaming Assets”), reverted to, and are now owned by the Macao government. Effective as of January 1, 2023, the Gaming Assets use has been temporarily transferred to VML by the Macao government for the duration of the Concession, in return for annual payments for the right to operate the Gaming Assets pursuant to the Handover Record (as defined below).

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
$753
During the year ended December 31, 2023, the Company recognized a loss on disposal or impairment of assets of $27 million, including $14 million in Singapore primarily related to demolition costs and $12 million in Macao primarily related to $8 million in asset disposals at The Parisian Macao, and $4 million related to demolition costs at the The Londoner Macao, The Plaza Macao and Four Seasons Macao. The $9 million loss on disposal or impairment of assets for the year ended December 31, 2022, primarily related to $4 million in asset disposals related to aircraft parts and $3 million in asset disposals and demolition costs at The Londoner Macao, The Venetian Macao, Sands Macao and our corporate offices. The $27 million of loss on disposal or impairment of assets for the year ended December 31, 2021, primarily related to asset disposals and demolition costs related to The Londoner Macao.
Depreciation expense was $1.14 billion, $1.01 billion and $1.02 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 8 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following:

	December 31,
	2023	2022

	(In millions)
Marina Bay Sands	$2,028	$1,993
The Londoner Macao	290	293
The Venetian Macao	235	241
The Plaza Macao and Four Seasons Macao	105	106
The Parisian Macao	88	89
Sands Macao	35	36
Nassau County Coliseum	154	—
	2,935	2,758
Less — accumulated amortization	(686)	(630)
	$2,249	$2,128
The Company amortizes the leasehold interests in land on a straight-line basis over the expected term of the lease, which includes automatic extensions in Macao as discussed further below. Amortization expense of $58 million, $55 million and $56 million was included in amortization of leasehold interests in land expense for the years ended December 31, 2023, 2022 and 2021, respectively. The estimated future amortization expense over the expected terms of our leasehold interests in land is approximately $62 million for each of the five years in the period ending December 31, 2028 and $2.09 billion thereafter at exchange rates in effect on December 31, 2023.
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
The Nassau County Coliseum relates to the land lease that was obtained in conjunction with the acquisition of the Nassau Coliseum with a remaining lease term of 26 years. Refer to “Note 16 — Leases” for additional details.
Note 9 — Goodwill and Intangible Assets, Net
Goodwill and intangible assets consist of the following:

	December 31,
	2023	2022

	(In millions)
Amortizable intangible assets:
Macao concession	$497	$—
Marina Bay Sands gaming license	54	54
	551	54
Less — accumulated amortization	(81)	(12)
	470	42
Technology, software and other	25	12
Total amortizable intangible assets, net	495	54

Goodwill	103	10

Total goodwill and intangible assets, net	$598	$64
Macao Concession
On December 16, 2022, the Macao government announced the award of six definitive gaming concessions, one of which was awarded to VML, and on January 1, 2023, VML entered into a 10-year gaming concession contract with the Macao government (the “Concession”). Under the terms of the Concession, VML is required to pay the Macao government an annual gaming premium consisting of a fixed portion and a variable portion. The fixed portion of the premium is 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2023). The variable portion is 300,000 patacas per gaming table reserved exclusively for certain types of games or players, 150,000 patacas per gaming table not so reserved (the mass rate) and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,274, $18,637 and $124, respectively, at exchange rates in effect on December 31, 2023).
On December 30, 2022, VML and certain other subsidiaries of the Company, confirmed and agreed to revert certain gaming equipment and gaming areas to the Macao government without compensation and free of any liens or charges in accordance with, and upon the expiry of, VML’s subconcession. On the same day, VML and the Macao government entered into a handover record (the “Handover Record”) granting VML the right to operate the reverted gaming equipment and gaming areas for the duration of the Concession in consideration for the payment of an annual fee. The annual fee is calculated based on a price per square meter of reverted gaming area, being 750 patacas per square meter in the first three years and 2,500 patacas per square meter in the subsequent seven years (approximately $93 and $311, respectively, at exchange rates in effect on December 31, 2023). The price per square meter used to determine the annual fee will be adjusted annually based on Macao’s average price index of the corresponding preceding year. The Company paid $13 million for the year ended December 31, 2023. The annual fee is estimated to be $13 million for the next two years and $42 million for the following seven years, subject to the aforementioned adjustment.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On January 1, 2023, the Company recognized an intangible asset and financial liability of 4.0 billion patacas (approximately $497 million at exchange rates in effect on December 31, 2023), representing the right to operate the gaming equipment and the gaming areas, the right to conduct games of chance in Macao and the unconditional obligation to make payments under the Concession. This intangible asset comprises the contractually obligated annual payments of fixed and variable premiums, as well as fees associated with the above-described Handover Record. The contractually obligated annual variable premium payments associated with the intangible asset was determined using the maximum number of table games at the mass rate and the maximum number of gaming machines that VML is currently allowed to operate by the Macao government. In the accompanying consolidated balance sheet, the noncurrent portion of the financial liability is included in “Other long-term liabilities” and the current portion is included in “Other accrued liabilities.” The intangible asset is being amortized on a straight-line basis over the period of the Concession, being ten years.
In April 2022, the Company paid SGD 72 million (approximately $53 million at exchange rates in effect at the time of the transaction) to the Singapore Gambling Regulatory Authority (the “GRA”) as part of the process to renew its gaming license at Marina Bay Sands. This license is being amortized over its term of three years, which expires in April 2025, and is renewable upon submitting an application, paying the applicable license fee and meeting the requirements as determined by the GRA.
Amortization expense for all intangible assets was $67 million, $17 million and $18 million for the years ended December 31, 2023, 2022 and 2021, respectively. The estimated future amortization expense for all intangible assets is approximately $68 million, $55 million, $50 million, $50 million and $50 million for the years ending December 31, 2024, 2025, 2026, 2027 and 2028, respectively, and $199 million thereafter.
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
Note 10 — Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31,
	2023	2022

	(In millions)
Customer deposits	$543	$471
Payroll and related	370	316
Taxes and licenses	389	134
Accrued interest payable	184	189
Outstanding chip liability	135	81
Other accruals	327	267
	$1,948	$1,458

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 11 — Derivative Instruments
During the year ended December 31, 2021, the Company entered into two foreign currency swap agreements. The objective of both agreements is to manage the risk of changes in cash flows resulting from foreign currency gains/losses realized upon remeasurement of U.S. dollar denominated SCL senior notes by swapping a specified amount of Hong Kong dollars for U.S. dollars at the contractual spot rate. The terms in one of the contracts did not effectively match the terms of the related SCL senior notes; thus, it was not designated as hedging (the “Non-Hedging Swap”). The remaining contract was designated as a hedge of the cash flows related to a portion of the SCL senior notes (the “Hedging Swap,” and together with the Non-Hedging Swap, the “FX Swaps”). The Non-Hedging Swap had a total notional value of $500 million and expired in August 2023 (the “2023 Swap”). The Hedging Swap has a total notional value of $1.0 billion and expires in August 2025 (the “2025 Swap”).
As of December 31, 2023 and 2022, the fair value of the 2025 Swap is recorded as a liability in “Other long-term liabilities.” As of December 31, 2022, the fair value of the 2023 Swap is recorded as an asset in “Prepaid expenses and other.” The fair value of the FX Swaps was estimated using Level 2 inputs from recently reported market transactions of foreign currency exchange rates. For the Hedging Swap, the changes in fair value of the derivative were recognized as other comprehensive income in the accompanying consolidated balance sheets. Additionally, the foreign currency gains/losses incurred from the remeasurement of the portion of the SCL senior notes being hedged were also recognized in other comprehensive income. For the Non-Hedging Swap the changes in fair value of the derivative were recorded in “Other income” in the accompanying consolidated statements of operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 12 — Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2023	2022

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $2 and $5, respectively)	$1,748	$1,745
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $1 and $2, respectively)	499	498
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $5 and $7, respectively)	995	993
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $6)	744	744
Macao Related(1):
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $4 and $7, respectively)	1,796	1,793
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	796	795
2.300% Senior Notes due 2027 (net of unamortized original issue discount and deferred financing cost of $5 and $6, respectively)	695	694
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $11 and $13, respectively)	1,889	1,887
2.850% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing cost of $5 and $6, respectively)	645	644
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $7 and $8, respectively)	693	692
3.250% Senior Notes due 2031 (net of unamortized original issue discount and deferred financing cost of $5)	595	595
2018 SCL Credit Facility — Revolving	—	1,958
Other(2)	19	22
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $24 and $33, respectively)	2,867	2,870
2012 Singapore Delayed Draw Term Facility	47	46
Other	1	2
	14,029	15,978
Less — current maturities	(1,900)	(2,031)
Total long-term debt	$12,129	$13,947
____________________
(1)Unamortized deferred financing costs of $59 million and $60 million as of December 31, 2023 and 2022, respectively, related to the Company's revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in “Other assets, net” and “Prepaid expenses and other” in the accompanying consolidated balance sheets.
(2)Includes finance leases related to Macao of $18 million and $21 million as of December 31, 2023 and 2022, respectively.

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
LVSC Revolving Facility
On August 9, 2019, LVSC entered into a revolving credit agreement with the arrangers and lenders named therein and The Bank of Nova Scotia, as administrative agent for the lenders (the “LVSC Revolving Credit Agreement”), pursuant to which the lenders provided unsecured, revolving credit commitments to LVSC in an aggregate principal amount of $1.50 billion (the “LVSC Revolving Facility”), which are available until August 9, 2024, and include a $150 million sub-facility for letters of credit. LVSC may utilize the proceeds of the loans for general corporate purposes and working capital requirements of LVSC and its subsidiaries and any other purpose not prohibited by the LVSC Revolving Credit Agreement. As of December 31, 2023, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
The revolving loans bear interest at the Company’s option, at either, an adjusted Eurodollar rate, plus an applicable margin ranging from 1.125% to 1.550% per annum, or at an alternative base rate, plus an applicable margin ranging from 0.125% to 0.550% per annum, in each case, based on LVSC’s corporate family credit rating. As of December 31, 2023, the applicable margin for revolving loans with reference to an adjusted Eurodollar rate is 1.4% per annum and the applicable margin for revolving loans with reference to an alternative base rate is 0.4% per annum. LVSC is also required to pay a quarterly commitment fee on the undrawn portion of the LVSC Revolving Facility, which commitment fee ranges from 0.125% to 0.250% per annum, based on the LVSC’s corporate family credit rating. As of December 31, 2023, the commitment fee is 0.200% per annum.
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
On September 3, 2021, LVSC entered into amendment No. 2 (the “Second Amendment”) with lenders to the LVSC Revolving Credit Agreement. Pursuant to the Second Amendment, the existing LVSC Revolving Credit Agreement was amended to (a) extend the period during which LVSC is not required to maintain a maximum consolidated leverage ratio of 4.0x as of the last day of any fiscal quarter to December 31, 2022; (b) extend the period during which LVSC is required to maintain a specified amount of minimum liquidity as of the last day of each month to December 31, 2022; (c) increase the minimum liquidity amount that LVSC is required to maintain until December 31, 2022 to $700 million; and (d) extend the period during which LVSC is unable to declare or pay any dividend or other distribution, unless liquidity is greater than $1.0 billion on a pro forma basis after giving effect to such dividend or distribution, to December 31, 2022. In addition, pursuant to the Second Amendment and subject to the satisfaction of certain conditions specified therein, the requisite lenders under the existing LVSC Revolving Credit Agreement consented to, and waived any applicable restrictions prohibiting, the consummation of the announced sale of the Las Vegas Operations. Pursuant to the Second Amendment, LVSC paid a customary fee to the lenders that consented.
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
On January 30, 2023, LVSC entered into amendment No. 4 (the “Fourth Amendment”) with lenders to the LVSC Revolving Credit Agreement. Pursuant to the Fourth Amendment, the existing LVSC Revolving Credit Agreement was amended to (a) determine consolidated adjusted EBITDA on a year-to-date annualized basis during the period commencing on the effective date and ending on and including December 31, 2023, as follows: (i) for the fiscal quarter ended March 31, 2023, consolidated adjusted EBITDA for such fiscal quarter multiplied by four, (ii) for the fiscal quarter ended June 30, 2023, consolidated adjusted EBITDA for such fiscal quarter and the immediately preceding fiscal quarter multiplied by two, and (iii) for the fiscal quarter ended September 30, 2023, consolidated adjusted EBITDA for such fiscal quarter and the two immediately preceding fiscal quarters, multiplied by four-thirds; (b) extend the period during which LVSC is required to maintain a specified amount of minimum liquidity as of the last day of each month to December 31, 2023; and (c) extend the period during which LVSC is unable to declare or pay any dividend or other distribution, unless liquidity is greater than $1.0 billion on a pro forma basis after giving effect to such dividend or distribution, to December 31, 2023.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Macao Related Debt
SCL Senior Notes
On August 9, 2018, SCL issued, in a private offering, three series of senior unsecured notes in an aggregate principal amount of $5.50 billion, consisting of $1.80 billion of 4.600% Senior Notes due August 8, 2023 (the “2023 SCL Senior Notes”), $1.80 billion of 5.125% Senior Notes due August 8, 2025 (the “2025 SCL Senior Notes”) and $1.90 billion of 5.400% Senior Notes due August 8, 2028 (the “2028 SCL Senior Notes”). A portion of the net proceeds from the offering was used to repay in full the outstanding borrowings under the 2016 VML Credit Facility. The 2023 SCL Senior Notes were redeemed during the year ended December 31, 2021, as noted below. There are no interim principal payments on the 2025 or 2028 SCL Senior Notes and interest is payable semi-annually in arrears on each February 8 and August 8, commencing on February 8, 2019.
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
The 2023, 2025 and 2028 SCL Senior Notes were issued pursuant to an indenture, dated August 9, 2018 (the “2018 SCL Indenture”), the 2026 and 2030 SCL Senior Notes were issued pursuant to an indenture, dated June 4, 2020 (the “2020 SCL Indenture”) and the 2027, 2029 and 2031 SCL Senior Notes were issued pursuant to an indenture, dated September 23, 2021 (the “2021 SCL Indenture”), between SCL and U.S. Bank National Association, as trustee. Upon the occurrence of certain events described in these indentures, the interest rate on the SCL senior notes may be adjusted. The indentures contain covenants, subject to customary exceptions and qualifications, that limit the ability of SCL and its subsidiaries to, among other things, incur liens, enter into sale and leaseback transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of SCL’s assets on a consolidated basis. The indentures also provide for customary events of default.
The cost associated with the early termination of the 4.600% Senior Notes due 2023, including the make-whole premium of $131 million and $6 million in unamortized original issue discount and deferred financing costs, was recorded as a loss on early retirement of debt in the consolidated statement of operations during the year ended December 31, 2021.
On February 16 and June 16, 2022, Standard & Poor’s (“S&P”) and Fitch, respectively, downgraded the credit rating for the Company and SCL to BB+. As a result of the downgrades, the coupon on each series of the outstanding SCL Senior Notes increased by 0.50% per annum, with a 0.25% per annum increase becoming effective on the first interest payment date after February 16, 2022 as it relates to the S&P downgrade and an additional 0.25% increase per annum after June 16, 2022 as it relates to the Fitch downgrade. The downgrade resulted in an

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
increase of $30 million and $16 million in interest expense for the years ended December 31, 2023 and 2022, respectively. On July 26, 2023, S&P upgraded the credit rating for the Company and SCL to BBB-. On February 1, 2024, Fitch also upgraded the credit rating for the Company and SCL to BBB-. As a result of the upgrades, the coupon on each series of the outstanding SCL Senior Notes decreased by 0.25% per annum effective on the first interest payment date after July 26, 2023 as it relates to the S&P upgrade and 0.25% per annum effective on the first interest payment date after February 1, 2024, as it relates to the Fitch upgrade. The weighted average interest rate for the SCL Senior Notes was 4.8%, 4.6% and 4.7% for the years ended December 31, 2023, 2022 and 2021, respectively.
2018 SCL Credit Facility
On November 20, 2018, SCL entered into a facility agreement with the arrangers and lenders named therein and Bank of China Limited, Macau Branch, as agent for the lenders (the “2018 SCL Credit Facility”), pursuant to which the lenders made available a $2.0 billion revolving unsecured credit facility to SCL (the “2018 SCL Revolving Facility”). The facility was available until July 31, 2023, prior to being extended to July 31, 2025, as noted below, and SCL may draw loans under the facility, which may consist of general revolving loans (consisting of a United States dollar component and a Hong Kong dollar component) or loans drawn under a swing-line loan sub-facility (denominated in either United States dollars or Hong Kong dollars). SCL may utilize the loans for general corporate purposes and working capital requirements of SCL and its subsidiaries.
Loans under the 2018 SCL Revolving Facility bear interest calculated by reference to (1) in the case of general revolving loans denominated in United States dollars, Secured Overnight Financing Rate (“SOFR”), (2) in the case of loans denominated in United States dollars drawn under the swing-line loan sub-facility, a United States dollar alternate base rate (determined by reference to, among other things, the United States dollar prime lending rate and the Federal Funds Effective Rate), (3) in the case of general revolving loans denominated in Hong Kong dollars, the Hong Kong Interbank Offered Rate (“HIBOR”) or (4) in the case of loans denominated in Hong Kong dollars drawn under the swing-line loan sub-facility, a Hong Kong dollar alternate base rate (determined by reference to, among other things, the Hong Kong dollar prime lending rate), in each case, plus a margin that is determined by reference to the consolidated leverage ratio as defined in the 2018 SCL Credit Facility. The initial margin for general revolving loans is 2.0% per annum and the initial margin for loans drawn under the swing-line loan sub-facility is 1.0% per annum. SCL is also required to pay a commitment fee of 0.60% per annum on the undrawn amounts under the 2018 SCL Revolving Facility.
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
On July 7, 2021, SCL entered into a waiver extension and amendment request letter (the “Third Waiver Extension Letter”) with respect to certain provisions of the 2018 SCL Credit Facility, pursuant to which lenders agreed to (a) extend by one year to (and including) January 1, 2023, the waiver period for the requirement for SCL to comply with the requirements that SCL ensure the consolidated leverage ratio does not exceed 4.0x and the consolidated interest coverage ratio is not less than 2.5x as at the last day of the financial quarter; (b) extend the period of time during which SCL may supply the agent with its audited consolidated financial statements for the financial year ending on December 31, 2021 to April 30, 2022; and (c) extend by one year to (and including) January 1, 2023, the period during which SCL's ability to declare or make any dividend payment or similar distribution is restricted if at such time (x) the Total Commitments (as defined in the 2018 SCL Credit Facility) exceed $2.0 billion by SCL's exercise of the option to increase the Total Commitments by an aggregate amount of up to $1.0 billion; and (y) the consolidated leverage ratio is greater than 4.0x, unless, after giving effect to such payment, the sum of (i) the aggregate amount of cash and cash equivalents of SCL on such date; and (ii) the aggregate amount of the undrawn facility under the 2018 SCL Credit Facility and unused commitments under other credit facilities of SCL is greater than $2.0 billion. Pursuant to the Third Waiver Extension Letter, SCL paid a customary fee to the lenders that consented.
On November 30, 2022, SCL entered into a waiver extension and amendment request letter (the “Fourth Waiver Extension Letter”) with respect to certain provisions of the 2018 SCL Credit Facility, pursuant to which lenders have (a) extended to (and including) July 31, 2023, the waiver period for the requirement for SCL to comply with the requirements that SCL ensure (a) the consolidated leverage ratio does not exceed 4.0x and the consolidated interest coverage ratio is not less than 2.5x as at the last day of the financial quarter; (b) extend to (and including) July 31, 2023, the period during which SCL's ability to declare or make any dividend payment or similar distribution is restricted if at such time (x) the Total Commitments (as defined in the 2018 SCL Credit Facility) exceed $2.0 billion by SCL's exercise of the option to increase the Total Commitments by an aggregate amount of up to $1.0 billion; and (y) the consolidated leverage ratio is greater than 4.0x, unless, after giving effect to such payment, the sum of (i) the aggregate amount of cash and cash equivalents of SCL on such date; and (ii) the aggregate amount of the undrawn facility under the 2018 SCL Credit Facility and unused commitments under other credit facilities of SCL is greater than $2.0 billion; and (c) incorporated provisions to address the transition of LIBOR to a term SOFR reference rate. Pursuant to the Fourth Waiver Extension Letter, SCL paid a customary fee to the lenders that consented.
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
During the year ended December 31, 2022, SCL drew down $114 million and HKD 8.50 billion (approximately $1.09 billion at exchange rates in effect on December 31, 2023) under the facility for general corporate purposes. The weighted average interest rate for the 2018 SCL Credit Facility was 6.3% and 4.3% for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, SCL had $2.49 billion of available borrowing capacity under the 2018 SCL Revolving Facility comprised of HKD commitments of HKD 17.63 billion (approximately $2.26 billion at exchange rates in effect on December 31, 2023) and U.S. dollar commitments of $237 million.
Singapore Related Debt
2012 Singapore Credit Facility
In June 2012, MBS entered into a SGD 5.10 billion (approximately $3.86 billion at exchange rates in effect on December 31, 2023) credit agreement (the “2012 Singapore Credit Facility”), providing for a fully funded SGD 4.60 billion (approximately $3.48 billion at exchange rates in effect on December 31, 2023) term loan (the “2012 Singapore Term Facility”) and a SGD 500 million (approximately $378 million at exchange rates in effect on December 31, 2023) revolving facility (the “2012 Singapore Revolving Facility”) that was available until November 25, 2017 and extended to February 27, 2026, as noted below, which included a SGD 100 million (approximately $76 million at exchange rates in effect on December 31, 2023) ancillary facility (the “2012 Singapore Ancillary Facility”). Borrowings under the 2012 Singapore Credit Facility were used to repay the outstanding balance under the previous Singapore credit facility.
During August 2014, MBS amended its 2012 Singapore Credit Facility, pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to August 28, 2020, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to February 28, 2020.
During March 2018, MBS amended its 2012 Singapore Credit Facility, which refinanced the facility in an aggregate amount of SGD 4.80 billion (approximately $3.64 billion at exchange rates in effect on December 31, 2023), pursuant to which consenting lenders of borrowings under the 2012 Singapore Term Facility extended the maturity to March 29, 2024, and consenting lenders of borrowings under the 2012 Singapore Revolving Facility extended the maturity to September 29, 2023.
On August 30, 2019, MBS amended and restated its 2012 Singapore Credit Facility (the “Third Amendment and Restatement Agreement”). The Third Amendment and Restatement Agreement extended (a) the maturity date of the term loans under the 2012 Singapore Term Facility to August 31, 2026, and (b) the termination date of the revolving credit commitments under the 2012 Singapore Revolving Facility to February 27, 2026, and also increased the principal amount of revolving credit commitments by an additional SGD 250 million (approximately $189 million at exchange rates in effect on December 31, 2023) for a total aggregate principal amount of SGD 750 million (approximately $568 million at exchange rates in effect on December 31, 2023). As of December 31, 2023, MBS had SGD 589 million (approximately $446 million at exchange rates in effect on December 31, 2023) of available

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee in connection with the MBS Expansion Project for SGD 153 million (approximately $116 million at exchange rates in effect on December 31, 2023).
Under the Third Amendment and Restatement Agreement, certain lenders committed to provide a new delayed draw term loan facility (the “Singapore Delayed Draw Term Facility”) in an aggregate principal amount of SGD 3.75 billion (approximately $2.84 billion at exchange rates in effect on December 31, 2023), which will be available to MBS until December 30, 2024, to finance costs associated with the MBS Expansion Project. The loans borrowed under the Singapore Delayed Draw Term Facility will mature on August 31, 2026. During the year ended December 31, 2020, MBS borrowed SGD 62 million (approximately $46 million at exchange rates in effect at the time of the transaction) under the Singapore Delayed Draw Term Facility. As of December 31, 2023, SGD 3.69 billion (approximately $2.79 billion at exchange rates in effect on December 31, 2023) remains available to be drawn under the Singapore Delayed Draw Term Facility once the construction cost estimate and construction schedule for the MBS Expansion Project are delivered to lenders.
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
Under the Fourth Amendment Agreement, outstanding loans bear interest at the Singapore Overnight Rate Average (“SORA”) with a credit spread adjustment of 0.19% per annum, plus an applicable margin ranging from 1.15% to 1.85% per annum, based on MBS’s consolidated leverage ratio (estimated interest rate set at approximately 5.36% as of December 31, 2023). MBS pays a standby commitment fee of 35% to 40% of the spread per annum on all undrawn amounts under the 2012 Singapore Revolving Facility. The weighted average interest rate for the 2012 Singapore Credit Facility was 5.3%, 3.5% and 2.1% for the years ended December 31, 2023, 2022 and 2021, respectively.

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
Debt Covenant Compliance
As of December 31, 2023, management believes the Company was in compliance with all debt covenants. The Company amended its 2018 SCL Credit Facility to, among other things, waive SCL’s requirement to comply with financial covenants through January 1, 2024, which include a maximum leverage ratio of total debt to trailing twelve-months adjusted earnings before interest, income taxes, depreciation and amortization, calculated in accordance with the A&R Facility Agreement.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Proceeds from 2027, 2029 and 2031 SCL Senior Notes	$—	$—	$1,946
Proceeds from 2018 SCL Credit Facility	—	1,200	756
	$—	$1,200	$2,702

Repayments on 2023 SCL Senior Notes	$—	$—	$(1,800)
Repayments on 2018 SCL Credit Facility	(1,948)	—	—
Repayments on 2012 Singapore Credit Facility	(62)	(60)	(62)
Repayments on Other Long-Term Debt	(59)	(6)	(5)
	$(2,069)	$(66)	$(1,867)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Scheduled Maturities of Long-Term Debt
Maturities of long-term debt outstanding (excluding finance leases) as of December 31, 2023, are summarized as follows:

Long-Term Debt
(In millions)
2024	$1,894
2025	3,358
2026	3,538
2027	700
2028	1,900
Thereafter	2,700
Total	$14,090
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
Common Stock
Dividends
In April 2020, the Company suspended the quarterly dividend program due to the impact of the COVID-19 pandemic and in August 2023, the dividend program was reinstated.
On August 16, 2023 and November 15, 2023, the Company paid a dividend of $0.20 per common share as part of a regular cash dividend program. During the year ended December 31, 2023, the Company recorded $305 million as a distribution against retained earnings.
In January 2024, the Company's Board of Directors declared a quarterly dividend of $0.20 per common share (a total estimated to be approximately $151 million) to be paid on February 14, 2024, to stockholders of record on February 6, 2024.
Share Repurchases
In June 2018, the Company's Board of Directors authorized the repurchase of $2.50 billion of its outstanding common stock, which was to expire in November 2020. In October 2020, the Company's Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022, and in October 2022, the Company’s Board of Directors authorized the further extension of the expiration date of the remaining repurchase amount of $916 million to November 2024. On October 16, 2023, the Company’s Board of Directors authorized increasing the remaining share repurchase amount of $916 million to $2.0 billion and extending the expiration date from November 2024 to November 3, 2025. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions. During the year ended December 31, 2023, the Company repurchased 11,121,497 shares of its common stock for $510 million (including commissions and $5 million in excise tax) under the Company's current program and during the years ended December 31, 2022 and 2021, no shares of its common stock were repurchased. All share repurchases of the Company's common stock have been recorded as treasury stock in the accompanying balance sheets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Included in the 11,121,497 shares mentioned above, 5,783,021 shares were purchased pursuant to an underwriting agreement with Dr. Miriam Adelson and the Miriam Adelson Trust and several underwriters, in which the Company repurchased the shares from the underwriters at a price per share equal to the public offering price, less underwriting discounts and commissions. Refer to “Note 19 — Related Party Transactions.”
Rollforward of Shares of Common Stock
A summary of the outstanding shares of common stock is as follows:

Balance as of January 1, 2021	763,842,938
Exercise of stock options	121,710
Issuance of restricted stock	25,104
Balance as of December 31, 2021	763,989,752
Issuance of restricted stock	46,448
Vesting of restricted stock units	211,083
Balance as of December 31, 2022	764,247,283
Exercise of stock options	77,856
Issuance of restricted stock	17,166
Vesting of restricted stock units	233,654
Forfeiture of restricted stock	(5,806)
Repurchase of common stock	(11,121,497)
Balance as of December 31, 2023	753,448,656
Noncontrolling Interests in SCL
Dividends
Subsequent to the February 21, 2020 dividend payment, SCL suspended its dividend payments as a result of the COVID-19 pandemic. SCL will assess the resumption of the dividend program at a time deemed appropriate after taking into account all facts and circumstances.
Prepayment to Purchase Noncontrolling Interest
On December 5, 2023, the Company’s wholly owned subsidiary, Venetian Venture Development II (“VVDI II”), entered into a Master Confirmation and Supplemental Confirmation (collectively, the "Forward Purchase Agreement") with a financial institution (the “Dealer”) relating to the purchase of the common stock of SCL (the “Forward Purchase Transaction”).
Pursuant to the terms of the Forward Agreement, VVDI II made an up-front payment of HKD 1.95 billion (approximately $250 million at exchange rates as of the date of the transaction) to the Dealer on December 6, 2023, (the “Maximum Notional Amount”), and the Dealer agreed to deliver to VVDI II shares of SCL’s common stock in an amount up to the Maximum Notional Amount upon completion. The Maximum Notional Amount is subject to reduction to the extent the share price of SCL’s common stock exceeds a cap amount set forth in the Forward Agreement (the “Cap Amount”). Once the up-front payment was made, VVDI II has no further obligation to provide any additional consideration to the Dealer.
The number of shares actually delivered to the Company by the Dealer will be based on the volume-weighted average share price of SCL’s common stock during the term of the Forward Transaction subject to the Cap Amount, less an agreed discount.
All purchases under the Forward Purchase Transaction will be completed by June 2024 (the “Scheduled End Date”), although the exact date of completion will depend on whether the Dealer exercises its acceleration option under the Forward Agreement. The Forward Purchase Agreement contains provisions, whereby any unused portion of the Maximum Notional Amount by the Dealer be returned to VVDI II in the form of cash or be used to purchase additional shares of SCL’s common stock in open market transactions, at VVDI II's election.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The Company accounted for the Forward Purchase Agreement as a hybrid instrument consisting of a host contract, the prepayment amount of $250 million, accounted for as a reduction to equity, and an embedded derivative with nominal fair value. As the embedded derivative had a nominal fair value, no derivative was recorded.
Note 14 — Income Taxes
Consolidated income (loss) before taxes and noncontrolling interests for domestic and foreign operations is as follows:

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Foreign	$1,889	$(1,090)	$(1,091)
Domestic	(114)	(297)	(383)
Total income (loss) from continuing operations before income taxes	$1,775	$(1,387)	$(1,474)
The components of the income tax expense (benefit) from continuing operations are as follows:

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Foreign:
Current	$261	$136	$32
Deferred	32	(21)	(12)
Federal:
Current	39	20	8
Deferred	12	19	(33)
Total income tax expense (benefit)	$344	$154	$(5)
The reconciliation of the statutory federal income tax rate and the Company's effective tax rate for continuing operations is as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	(21.0)%	(21.0)%
Increase (decrease) in tax rate resulting from:
Foreign and U.S. tax rate differential	(6.5)%	9.0%	6.7%
Tax exempt (income) loss of foreign subsidiary	(4.2)%	4.5%	0.6%
Change in valuation allowance	4.0%	15.8%	13.1%
Other, net	5.1%	2.8%	0.3%
Effective tax rate	19.4%	11.1%	(0.3)%
The Company's foreign and U.S. tax rate differential reflects the fact that the U.S. tax rate of 21% is higher than the statutory tax rates in Singapore and Macao of 17% and 12%, respectively.
The Company's operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, VML and its peers received a corporate income tax exemption in Macao that exempted the Company from paying corporate income tax on profits generated by gaming operations through December 31, 2022. On February 5, 2024, the Macao government provided notice that VML and its peers would continue to receive this exemption for the period January 1, 2023 through December 31, 2027.
Additionally, in April 2019, the Company entered into a shareholder dividend tax agreement with the Macao government, effective through June 26, 2022, providing for payments as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits; namely an annual payment of 38

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
million patacas (approximately $5 million at exchange rates in effect on December 31, 2023) for 2021 and a payment of 18 million patacas (approximately $2 million at exchange rates in effect on December 31, 2023) for the period between January 1, 2022 through June 26, 2022. The Company is in discussions for a new shareholder dividend tax agreement with the Macao government, which would commence effective as of January 1, 2023.
The effective income tax rate for the year ended December 31, 2023 reflects a continuation of the exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance and a new shareholder dividend tax agreement. Consolidated net income attributable to LVSC would have been reduced by $46 million and diluted earnings per share would have been reduced by $0.06 per share for the year ended December 31, 2023 without the consideration of the income tax exemption in Macao. The VML gaming losses incurred during 2022 and 2021 did not generate a tax benefit because they were not subject to tax. In September 2013, the Company and the Internal Revenue Service entered into a Pre-Filing Agreement providing the Macao special gaming tax (35% of gross gaming revenue) qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. foreign tax credit.
The Inflation Reduction Act of 2022 (“IRA”) was signed into law on August 16, 2022. The IRA contains numerous provisions including a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-year period effective in tax years beginning after December 31, 2022. Applicable corporations would be allowed to claim a credit for the corporate minimum tax paid against regular tax in future years. Based upon the Company's analysis of the IRA and subsequently released guidance, management does not expect the CAMT will have a material effect on our future cash flows and results of operations. The IRA also includes a 1% excise tax on corporate stock repurchases beginning January 1, 2023, which amounted to $5 million during year ended December 31, 2023.
The primary tax affected components of the Company's net deferred tax liabilities are as follows:

	December 31,
	2023	2022

	(In millions)
Deferred tax assets:
U.S. foreign tax credit carryforwards	$3,575	$3,720
Net operating loss carryforwards	401	481
Research and development	22	—
Stock-based compensation	18	17
Accrued expenses	12	9
Pre-opening expenses	5	—
Provision for credit losses	1	1
Other	3	14
	4,037	4,242
Less — valuation allowances	(3,879)	(4,083)
Total deferred tax assets	158	159
Deferred tax liabilities:
Property and equipment	(219)	(174)
Prepaid expenses	(2)	(2)
Other	(3)	(4)
Total deferred tax liabilities	(224)	(180)
Deferred tax liabilities, net	$(66)	$(21)
The Company's U.S. foreign tax credit carryforwards were $3.61 billion and $3.76 billion as of December 31, 2023 and 2022, respectively, which expire beginning in 2024 and 2023, respectively. There was a valuation allowance of $3.49 billion and $3.61 billion as of December 31, 2023 and 2022, respectively, provided on certain U.S. foreign tax credit carryforwards, as the Company believes these assets do not meet the “more-likely-than-not” criteria for recognition. Net operating loss carryforwards for the Company's foreign subsidiaries were $3.28 billion and $3.96 billion as of December 31, 2023 and 2022, respectively, which expire beginning in 2024 and 2023,

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
respectively. There are valuation allowances of $394 million and $475 million as of December 31, 2023 and 2022, respectively, provided on the net deferred tax assets of certain foreign jurisdictions, as the Company believes these assets do not meet the “more-likely-than-not” criteria for recognition.
Undistributed earnings of subsidiaries are accounted for as a temporary difference, except deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries deemed to be indefinitely reinvested in foreign jurisdictions. The Company does not consider current year's tax earnings and profits of its foreign subsidiaries to be indefinitely reinvested. Beginning with the year ended December 31, 2015, the Company's major foreign subsidiaries distributed, and may continue to distribute, earnings in excess of their current year's tax earnings and profits in order to meet the Company's liquidity needs. To the extent the Company has indefinitely reinvested earnings in foreign jurisdictions, it does not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows:

	December 31,
	2023	2022	2021

	(In millions)
Balance at the beginning of the year	$136	$136	$131
Reductions to tax positions related to prior years	(3)	(15)	(4)
Additions to tax positions related to current year	8	15	9
Balance at the end of the year	$141	$136	$136
As of December 31, 2023, 2022 and 2021, unrecognized tax benefits of $36 million, $36 million and $57 million, respectively, were recorded as reductions to the U.S. foreign tax credit deferred tax asset. As of December 31, 2023, 2022 and 2021, unrecognized tax benefits of $105 million, $100 million and $79 million, respectively, were recorded in “Other long-term liabilities.”
Included in the unrecognized tax benefit balance as of December 31, 2023, 2022 and 2021, are $122 million, $122 million and $126 million, respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.
The Company's major tax jurisdictions are the U.S., Macao and Singapore. The Company could be subject to examination for tax years beginning in 2019 in Macao and Singapore and tax years 2010 through 2015 and 2020 through 2022 in the U.S. The Company believes it has adequately reserved and provided for its uncertain tax positions; however, there is no assurance the taxing authorities will not propose adjustments that are different from the Company's expected outcome and it could impact the provision for income taxes.
The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations. Interest and penalties of $19 million, $13 million and $10 million were accrued as of December 31, 2023, 2022 and 2021, respectively. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 15 — Fair Value Disclosures
As of December 31, 2023 and 2022, the amounts of the Company's assets and liabilities that were accounted for at fair value were immaterial.
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company as of December 31, 2023 and 2022, using available market information. Determining fair value is judgmental in nature and requires market assumptions and/or estimation methodologies. The table excludes cash, restricted cash, accounts receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	December 31, 2023
		Hierarchy Level
	Carrying Amount	Level 1	Level 2

	(in millions)
Assets:
Cash equivalents
Cash deposits	$2,153	$2,153
Money market funds	52	52
U.S. Treasury Bills	1,124	1,124
Loan Receivable(1)	1,194		$1,130
Liabilities:
Long-term debt(2)	14,090		13,526

	December 31, 2022
		Hierarchy Level
	Carrying Amount	Level 1	Level 2

	(in millions)
Assets:
Cash equivalents
Cash deposits	$3,249	$3,249
Money market funds	134	134
Loan Receivable(1)	1,165		$1,078
Liabilities:
Long-term debt(2)	16,060		15,140
__________________
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 16 — Leases
Lessee
The Company has operating and finance leases for various real estate (including leasehold interests in land) and equipment. Certain of these lease agreements include rental payments adjusted periodically for inflation, rental payments based on usage and rental payments contingent on certain events occurring. Certain of the Company’s leases include options to extend the lease term by one month to 10 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Nassau Coliseum
In conjunction with the Nassau Coliseum Transaction, the seller assigned their lease of the land on which the related assets, including the Nassau Coliseum and other improvements, are affixed (the “Original Lease”) to the Company. Immediately following this assignment, the Company entered into a new land lease agreement with the County of Nassau (the “County”) in the State of New York, for the use and exclusive right to develop and operate assets on the land (the “New Lease”), which commenced on June 2, 2023.
On April 18, 2023, Hofstra University (“Hofstra”) filed a petition against the Nassau County Planning Commission (the “Planning Commission”) in the New York Supreme Court, County of Nassau, asserting, among other things, that certain meetings held by the Planning Commission concerning the New Lease and certain related transactions were not properly noticed and/or held, and that appropriate materials concerning the meetings were not made available to the public by the Planning Commission in connection with the meetings. On May 31, 2023, Hofstra filed an amended petition that, among other things, added additional respondents and sought to invalidate certain votes held by the County and the Nassau County Legislature. The Company is not a party to these proceedings.
In a decision and order dated November 9, 2023, the Court annulled various votes held by the Nassau County Legislature, annulled the New Lease and remitted the matter to the Planning Commission and the Nassau County Legislature to conduct a proper public hearing in accordance with all relevant statutes and rules, including the Nassau County Administrative Code and the Open Meetings law and for the issuance of a positive declaration pursuant to the New York State Environmental Quality Review Act and for the preparation of an Environmental Impact Statement. On November 10, 2023, the respondents appealed the decision and order and on November 21, 2023, Hofstra cross-appealed. On December 13, 2023, the Appellate Division: Second Judicial Department denied respondents’ motion to stay enforcement of the decision and order pending the appeal, but granted a calendar preference, indicating that the appeal will be calendared expeditiously after all briefs have been filed. With the invalidation of the New Lease noted above, the Company became the lessee in the Original Lease. This was accounted for as a lease modification on December 14, 2023. Prior to the invalidation of the New Lease, the Company made the required lease payments, including a one-time rent payment of $54 million made under the finance lease liability included in cash flows used in financing activities. On January 29, 2024, Hofstra filed a motion seeking a declaration that the Court’s prior order included the annulment of Nassau County’s consent and the putative assignment to the Company of the Original Lease.
The Original Lease was accounted for as an operating lease and includes approximately 61 acres of land and a remaining lease term of 26 years. The Company is required to make annual rent payments in the amounts and at the times specified in the Original Lease. As of December 31, 2023, the operating lease ROU asset and lease liability were $153 million and $79 million, respectively. Refer to “Note 9 — Goodwill and Intangible Assets, Net” for further details on this transaction.
In the accompanying consolidated balance sheet, the Original Lease ROU asset is included in “Leasehold interests in land, net” and the noncurrent portion of the related lease liability is included in “Other long-term liabilities.”
The Original Lease future minimum lease payments are $4 million for the year ending December 31, 2024, $5 million for each of the years ending December 31, 2025 through 2028, and $124 million thereafter.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Lessee Disclosures
Leases recorded on the balance sheet consist of the following (excluding the leasehold interests in land assets; see “Note 8 — Leasehold Interests in Land, Net”):

		December 31,
Leases	Classification on the Balance Sheet	2023	2022

		(In millions)
Assets
Operating lease ROU assets	Other assets, net	$53	$23
Finance lease ROU assets	Property and equipment, net(1)	$5	$10
Liabilities
Current
Operating	Other accrued liabilities	$19	$13
Finance	Current maturities of long-term debt	$9	$8
Noncurrent
Operating	Other long-term liabilities	$252	$157
Finance	Long-term debt	$9	$13
____________________
(1)Finance lease ROU assets are recorded net of accumulated depreciation of $23 million and $26 million as of December 31, 2023 and 2022, respectively.
Other information related to lease term and discount rate is as follows:

	December 31,
	2023	2022

Weighted Average Remaining Lease Term
Operating leases	26.6 years	32.0 years
Finance leases	2.1 years	2.5 years
Weighted Average Discount Rate
Operating leases	5.0%	4.9%
Finance leases	6.3%	4.9%
The components of lease expense are as follows:

	December 31,
	2023	2022	2021

	(In millions)
Operating lease cost:
Amortization of leasehold interests in land	$56	$55	$56
Operating lease cost	14	21	14
Short-term lease cost	5	4	1
Variable lease cost	11	2	2
Finance lease cost:
Amortization of leasehold interests in land	2	—	—
Amortization of ROU assets	4	5	8
Interest on lease liabilities	6	1	1
Total lease cost	$98	$88	$82

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Supplemental cash flow information related to leases is as follows:

	December 31,
	2023	2022	2021

	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$17	$14	$16
Financing cash flows for finance leases	$57	$4	$5
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$194	$8	$10
Finance leases	$1	$1	$9
As of December 31, 2023, the Company has short-term lease commitments of $37 million.
Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases

	(In millions)
Year ending December 31,
2024	$26	$10
2025	20	8
2026	19	1
2027	18	—
2028	16	—
Thereafter	408	—
Total future minimum lease payments	507	19
Less — amount representing interest	(236)	(1)
Present value of future minimum lease payments	271	18
Less — current lease obligations	(19)	(9)
Long-term lease obligations	$252	$9

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
Lease revenue consists of the following:

	Year Ended December 31,
	2023		2022		2021
	Mall	Other	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$503	$1	$484	$1	$505	$1
Overage rents	166	—	78	—	115	—
Rent concessions(1)	—	—	(70)	—	(65)	—
Other(2)	—	—	—	—	6	—
Total overage rents and rent concessions	166	—	8	—	56	—
	$669	$1	$492	$1	$561	$1
___________________
(1)Rent concessions were provided to tenants during the years ended December 31, 2022 and 2021 as a result of the COVID-19 pandemic and the impact on mall operations.
(2)Amount related to a grant provided by the Singapore government to lessors to support small and medium enterprises impacted by the COVID-19 pandemic in connection with their rent obligations.
Future minimum rentals (excluding the escalated contingent rent clauses) on non-cancelable leases are as follows:

	Mall	Other

	(In millions)
Year ending December 31,
2024	$497	$1
2025	370	—
2026	295	—
2027	239	—
2028	186	—
Thereafter	225	—
Total minimum future rentals	$1,812	$1
The cost and accumulated depreciation of property and equipment the Company is leasing to third parties is as follows:

	December 31,
	2023	2022

	(In millions)
Property and equipment, at cost	$1,573	$1,554
Accumulated depreciation	(773)	(711)
Property and equipment, net	$800	$843

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
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC” or “Plaintiff”) filed a claim with the Macao First Instance Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort (“VCR”) (collectively, the “Defendants”) for 3.0 billion patacas (approximately $373 million at exchange rates in effect on December 31, 2023), which alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001.
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
On July 15, 2019, AAEC submitted a request to the Macao First Instance Court to increase the amount of its claim to 96.45 billion patacas (approximately $11.98 billion at exchange rates in effect on December 31, 2023), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022. On September 4, 2019, the Macao First Instance Court allowed AAEC’s amended request. The U.S. Defendants appealed the decision allowing the amended claim on September 17, 2019; the Macao First Instance Court accepted the appeal on September 26, 2019, and that appeal is currently pending.
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
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on December 31, 2023) based on Plaintiff’s July 15, 2019 amendment. By motion dated July 20, 2021, the U.S. Defendants moved for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021, and that appeal is currently pending. By order dated September 29, 2021, the Macao First Instance Court ordered that the invoice for supplemental court fees be stayed pending resolution of that appeal.
From December 17, 2021 to January 19, 2022, Plaintiff submitted additional documents to the court file and disclosed written reports from two purported experts, who calculated Plaintiff’s damages at 57.88 billion patacas and

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
62.29 billion patacas (approximately $7.19 billion and $7.74 billion, respectively, at exchange rates in effect on December 31, 2023).
On April 28, 2022, the Macao First Instance Court entered a judgment for the U.S. Defendants. The Macao First Instance Court also held that Plaintiff litigated certain aspects of its case in bad faith.
Plaintiff filed a notice of appeal from the Macao First Instance Court’s judgment on May 13, 2022. That appeal is fully briefed and remains pending with the Macao Second Instance Court.
On September 19, 2022, the U.S. Defendants were notified of an invoice for appeal court fees totaling 48 million patacas (approximately $6 million at exchange rates in effect on December 31, 2023). By motion dated September 29, 2022, the U.S. Defendants moved the Macao First Instance Court for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated October 24, 2022. The U.S. Defendants appealed that order on November 10, 2022 and on January 6, 2023, submitted the appeal brief, and that appeal remains pending.
On October 9, 2023, the U.S. Defendants were notified that the Macao Second Instance Court had invited Plaintiff to amend its appeal brief, primarily to separate out matters of fact from matters of law, and Plaintiff had submitted an amended appeal brief on October 5, 2023. The U.S. Defendants responded to Plaintiff’s amended appeal brief on October 30, 2023. On November 8, 2023, the Macao Second Instance Court issued an order concluding that Plaintiff may have litigated in bad faith by exceeding the scope of permissible amendments to its appeal brief and invited responses from the parties. Plaintiff moved for clarification of the November 8 order on November 22, 2023, and the U.S. Defendants responded to the November 8 order on November 23, 2023. On January 5, 2024, the Macao Second Instance Court rejected Plaintiff's request for clarification. This matter is currently pending the Macao Second Instance Court's decision.
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
On August 8, 2023, the U.S. District Court denied Lead Plaintiffs’ motion for reconsideration, and granted in part and denied in part the defendants’ motion to dismiss the second amended complaint. The U.S. District Court dismissed Lead Plaintiffs’ allegations pertaining to the challenged statements that were made in 2016, 2017 and

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
2018, but allowed the allegations pertaining to the challenged statements from 2019 and 2020 to proceed. On August 22, 2023, the defendants filed a motion for partial reconsideration, requesting that the U.S. District Court reconsider its denial of the motion to dismiss with respect to the challenged statements from 2019 and 2020. If the motion for partial reconsideration is granted, this would result in dismissal of the second amended complaint. The defendants also moved, in the event the motion for partial reconsideration is not granted, for certification for interlocutory appeal of the U.S. District Court’s order allowing the challenged statements from 2019 and 2020 to proceed. The defendants simultaneously filed a motion for a stay pending adjudication of the motion for reconsideration, which requests a stay of all discovery and case deadlines. Briefing on both motions was completed on September 12, 2023. On December 19, 2023, the U.S. District Court granted the defendants’ motion for partial reconsideration and, on January 2, 2024, entered an amended order granting the defendants’ motion to dismiss the second amended complaint in its entirety. The U.S. District Court also granted Lead Plaintiffs leave to file an amended complaint by January 18, 2024. In addition, in light of its granting the motion for partial reconsideration, the U.S. District Court denied the defendants’ motion for a stay of discovery and case deadlines as moot. On January 18, 2024, Lead Plaintiffs informed Defendants that they would not be filing an amended complaint.
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
Commitments
Macao Concession
Annual Premium
Under the Macao Concession, the Company is obligated to pay to the Macao government an annual gaming premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2023). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,274, $18,637 and $124, respectively, at exchange rates in effect on December 31, 2023), subject to a minimum of 76 million patacas (approximately $9 million at exchange rates in effect on December 31, 2023). Based on the gaming tables and gaming machines (which is at the maximum number of tables and machines currently allowed by the Macao government) in operation as of December 31, 2023, the annual premium payable to the Macao government is approximately $40 million during each of the next five years ending December 31, 2028, and approximately $158 million in aggregate thereafter through the termination of the Concession in December 2032.
The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. Under the Concession, the Company must also contribute 5% of its gross gaming revenue to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. Additionally, under the Concession, the Company is also obligated to pay a special annual gaming premium if the average of the gross gaming revenues of the Company's gaming tables and electrical or mechanical gaming machines, including slot machines, is lower than a certain minimum amount determined by the Macao government; such special premium being the difference between the gaming tax based on the actual gross gaming revenues and that of the specified minimum amount; this minimum amount has been set by the Macao government at 7 million patacas per gaming table and 300,000 patacas per gaming machine (approximately $1 million and $37,274, respectively, at exchange rates in effect on December 31, 2023), for an annual total of 4.50 billion patacas (approximately $560 million at exchange rates in effect on December 31, 2023) based on the maximum number of gaming tables and gaming machines the Company is currently authorized to operate. No special annual gaming premium was paid for the year ended December 31, 2023.
Handover Record
Pursuant to the Handover Record, the Company is required to make annual payments of 750 patacas per square meter for the first three years and 2,500 patacas per square meter for the following seven years (approximately $93 and $311, respectively, at exchange rates in effect on December 31, 2023). The annual payment of 750 patacas per square meter will be adjusted with the Macao average price index of the corresponding preceding year for years two and three and the annual payment of 2,500 patacas per square meter will be adjusted with the Macao average price index of the corresponding preceding year for years five through ten. The annual fee for the next two years is approximately $13 million and $42 million for the next seven years, subject to the Macao average price index adjustment mentioned above.
Committed Investment
Under the Concession, the Company is obligated to develop certain gaming and non-gaming investment projects by December 2032 in connection with, among others, attraction of international visitors, conventions and exhibitions, entertainment shows, sporting events, culture and art, health and wellness and themed attractions, as well as support Macao's position as a city of gastronomy and increase community and maritime tourism, and we are required to invest, or cause to be invested, at least 30.24 billion patacas (approximately $3.76 billion at exchange rates in effect on December 31, 2023), including 27.80 billion patacas (approximately $3.45 billion at exchange rates in effect on December 31, 2023) on non-gaming projects. Pursuant to the concession agreement, the Company is required to increase its investment in non-gaming projects by 20% as Macao’s annual market gross gaming revenue exceeded 180 billion patacas (approximately $22.36 billion at exchange rates in effect on December 31, 2023) for the year ended December 31, 2023. Consequently, the Company is required to invest, or cause to be invested, an additional 5.56 billion patacas (approximately $691 million at exchange rates in effect on December 31, 2023) in non-gaming investment projects by December 2032.
Non-Cancelable Contractual Obligations
The Company's non-cancelable contractual obligations (excluding operating leases and the Macao annual gaming premium mentioned above) is $724 million as of December 31, 2023. The amount excludes open purchase orders with the Company's suppliers that have not yet been received as these agreements generally allow the Company the option to cancel, reschedule and adjust terms based on the Company's business needs prior to the delivery of goods or performance of services. These obligations consist primarily of certain hotel management and service agreements. Some of the Company's hotel properties operate pursuant to management agreements with various experienced third-party hotel operators (management companies), whereby the management company controls the day-to-day operations of each of these hotels, and the Company is granted limited approval rights with respect to certain of the management company’s actions. The non-cancelable period of the Company's management agreements ranges from 14 to 40 years with various extension provisions and some with early termination options. Each management company receives a base management fee, generally a percentage of revenue as defined. There are also monthly fees for certain support services and some also include incentive fees based on attaining certain financial thresholds. Additionally, the Company's non-cancelable contractual obligations also include agreements with certain celebrities and professional sports leagues and teams for the hosting of events, advertising, marketing, promotional and sponsorship opportunities in order to promote the Company’s brand and services.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 18 — Stock-Based Compensation
The Company has two equity plans that allow for the grants of stock-based compensation awards of the Company's common stock and ordinary shares of SCL (the “2004 Plan” and the “SCL Equity Plan,” respectively), which are described below. The 2004 Plan provides for the granting of equity awards pursuant to the applicable provisions of the Internal Revenue Code and regulations in the United States.
Las Vegas Sands Corp. 2004 Equity Award Plan
The 2004 Plan gives the Company a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company's subsidiaries' or affiliates' employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan provided for an aggregate of 26,344,000 shares of the Company's common stock to be available for awards. The 2004 Plan originally had a term of ten years, but in June 2014, the Company's Board of Directors approved an amendment to the 2004 Plan, extending the term to December 2019. In May 2019, the Board of Directors and stockholders approved the adoption of the Las Vegas Sands Corp. Amended and Restated 2004 Equity Award Plan (the “Amended 2004 Plan”), which extended the term of the Amended 2004 Plan through December 2024 and increased the number of shares of common stock available for grants by 10,000,000 shares. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2023, there were 1,348,784 shares available for grant under the Amended 2004 Plan.
Stock option awards are granted with an exercise price equal to the fair market value (as defined in the Amended 2004 Plan) of the Company's stock on the date of grant. The outstanding stock options generally vest over three to four years and have a contractual term of ten years. Compensation cost for all stock option grants, which all have graded vesting, is recognized on a straight-line basis over the awards' respective requisite service periods. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. Expected volatilities are based on the Company's historical volatility for a period equal to the expected life of the stock options. The expected option life is based on the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant.
Under the 2004 Plan, the Company granted restricted stock to eligible employees (“restricted stock units”) and restricted stock to non-employee directors (“restricted stock”). Such restricted stock units generally vest over three years or other periods subject to approval and the restricted stock vests on the earlier to occur of the first anniversary of the date of grant and the date of the Company’s annual meeting of stockholders in the calendar year following the date of grant, in each case, provided that the director is still serving on the Board on the vesting date. Grantees are entitled to any accumulated dividends in cash upon vesting.
Sands China Ltd. Equity Award Plan
The SCL Equity Plan gives SCL a competitive edge in attracting, retaining and motivating employees, directors and consultants and to provide SCL with a stock plan providing incentives directly related to increases in its stockholder value. Subject to certain criteria as defined in the SCL Equity Plan, SCL's subsidiaries' or affiliates' employees, directors or officers and its consultants are eligible for awards under the SCL Equity Plan.
The SCL 2009 Equity Plan had a term of ten years, which expired on November 30, 2019, and no further awards may be granted after the expiration of the term. All existing awards previously granted under the SCL 2009 Equity Plan, but which are unexercised or unvested, will remain valid and (where applicable) exercisable in accordance with their terms of grant despite the expiration of the SCL 2009 Equity Plan. The 2019 Equity Award Plan was approved by SCL's shareholders on May 24, 2019, and took effect on December 1, 2019, with materially the same terms of the 2009 Equity Plan. As of December 31, 2023, there were 805,319,139 shares of SCL's ordinary shares common stock available for grant under the 2019 Equity Plan. SCL's remuneration committee may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing pursuant to the SCL 2019 Equity Plan.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Stock option awards are granted with an exercise price not less than the highest of (i) the closing price of SCL's stock on the date of grant, which must be a business day, (ii) the average closing price of SCL's stock for the five business days immediately preceding the date of grant and (iii) the nominal value of a SCL stock, which is $0.01. The outstanding stock options generally vest over four years and have contractual terms of ten years. Compensation cost for all stock option grants, which generally have graded vesting is recognized on a straight-line basis over the awards' respective requisite service periods. SCL estimates the fair value of stock options using the Black-Scholes option-pricing model. Expected volatilities are based on SCL's historical volatility for a period equal to the expected life of the stock options. The expected option life is based on the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate for periods equal to the expected term of the stock option is based on the Hong Kong Government Bond rate in effect at the time of the grant. The expected dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant.
Under the SCL 2009 Equity Plan and the SCL 2019 Equity Plan, SCL granted restricted share units to eligible employees. Such restricted share units generally vest over three years or other periods subject to approval. Grantees are entitled to a future cash payment that is equivalent to the fair value of the restricted share unit and any accumulated dividends in cash upon vesting.
Stock-Based Compensation Activity
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021

LVSC Amended 2004 Plan:
Weighted average volatility	26.1%	26.0%	25.1%
Expected term (in years)	8.4	6.3	5.5
Risk-free rate	4.0%	2.1%	0.9%
Expected dividend yield	1.7%	—%	—%
SCL Equity Plan:
Weighted average volatility	—%	43.7%	—%
Expected term (in years)	—	7.2	—
Risk-free rate	—%	2.7%	—%
Expected dividend yield	—%	—%	—%

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
A summary of the stock option activity for the Company's equity award plans for the year ended December 31, 2023, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)

LVSC Amended 2004 Plan:
Outstanding as of January 1, 2023	14,538,774	$48.09
Granted	510,157	48.63
Exercised	(79,121)	46.95
Forfeited or expired	(55,432)	65.11
Outstanding as of December 31, 2023	14,914,378	$48.04	5.60	$80
Exercisable as of December 31, 2023	10,250,558	$50.82	4.70	$45
SCL Equity Plan:
Outstanding as of January 1, 2023	48,400,900	$4.84
Exercised	(190,700)	3.46
Forfeited or expired	(3,884,850)	4.92
Outstanding as of December 31, 2023	44,325,350	$4.84	4.00	$2
Exercisable as of December 31, 2023	41,025,350	$5.05	3.62	$—
A summary of the unvested restricted stock and restricted stock units under the Company's equity award plans for the year ended December 31, 2023, is presented below:

	Shares	Weighted Average Grant Date Fair Value

LVSC Amended 2004 Plan:
Unvested Restricted Stock
Balance as of January 1, 2023	40,642	$30.14
Granted	17,166	61.15
Vested	(34,836)	30.14
Forfeited	(5,806)	30.14
Balance as of December 31, 2023	17,166	$61.15
Unvested Restricted Stock Units
Balance as of January 1, 2023	575,262	$47.99
Granted	577,636	57.77
Vested	(265,265)	48.10
Forfeited	(6,993)	43.66
Balance as of December 31, 2023	880,640	$54.14
SCL Equity Plan:
Unvested Restricted Stock Units
Balance as of January 1, 2023	21,157,564	$2.79
Granted	6,792,000	3.44
Vested	(9,315,592)	2.92
Forfeited	(742,976)	2.79
Balance as of December 31, 2023	17,890,996	$2.98
The grant date fair value of SCL's restricted stock unit awards is the share price of SCL's ordinary stock at the respective grant date. The fair value of these awards is remeasured each reporting period until the vesting dates. Upon settlement, SCL will pay the grantees an amount in cash calculated based on the closing price of SCL's stock on the vesting date or higher of (i) the closing price of SCL's stock on the vesting date, and (ii) the average closing price of SCL's stock for the five trading days immediately preceding the vesting date. The accrued liability

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
associated with these cash-settled restricted stock units was $32 million and $34 million as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, under the Amended 2004 Plan there was $36 million and $31 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock and stock units, respectively. The stock option and restricted stock and stock unit costs are expected to be recognized over a weighted average period of 2.7 years, and 1.8 years, respectively.
As of December 31, 2023, under the SCL Equity Plan there was $3 million and $21 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock units, respectively. The stock option and restricted stock unit costs are expected to be recognized over a weighted average period of 3.0 years and 1.8 years, respectively.
The stock-based compensation activity for the Amended 2004 Plan and SCL Equity Plan is as follows for the three years ended December 31, 2023:

	Year Ended December 31,
	2023	2022	2021

	(Dollars in millions, except weighted average grant date fair values)
Compensation expense:
Stock options	$21	$24	$14
Restricted stock and stock units	51	46	13
	$72	$70	$27
Income tax benefit recognized in the consolidated statements of operations	$3	$2	$1
Compensation cost capitalized as part of property and equipment	$1	$2	$1

LVSC Amended 2004 Plan:
Stock options granted	510,157	1,730,000	4,513,468
Weighted average grant date fair value	$15.58	$12.74	$8.63

Restricted stock granted	17,166	46,448	25,104
Weighted average grant date fair value	$61.15	$30.14	$55.76

Restricted stock units granted	577,636	123,497	786,310
Weighted average grant date fair value	$57.77	$42.55	$48.96

Stock options exercised:
Intrinsic value	$1	$—	$1
Cash received	$3	$—	$7

SCL Equity Plan:
Stock options granted	—	3,300,000	—
Weighted average grant date fair value	$—	$1.13	$—

Restricted stock units granted	6,792,000	9,393,200	13,039,600
Weighted average grant date fair value	$3.44	$2.32	$3.22

Stock options exercised:
Intrinsic value	$—	$—	$3
Cash received	$1	$—	$12

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 19 — Related Party Transactions
During the years ended December 31, 2023, 2022 and 2021, Dr. Adelson, her family members and trusts and other entities established for the benefit of Dr. Adelson‘s family members (collectively the “Principal Stockholders”) purchased certain services from the Company including security and medical support, design services and other goods and services for $2 million, $3 million and $2 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company incurred less than $1 million, $1 million and $3 million, respectively, for food and beverage services, newspaper subscriptions and security support from entities in which the Principal Stockholders have an ownership interest.
During the years ended December 31, 2023, 2022 and 2021, the Company incurred certain expenses of $11 million, $6 million and $3 million, respectively, related to the Company's use of its Principal Stockholders' personal aircraft, yacht and aircraft refurbishment and maintenance services for business purposes. During the years ended December 31, 2023, 2022 and 2021, the Company charged the Principal Stockholders $21 million, $19 million and $21 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholders' use of Company aviation personnel and assets for personal purposes.
Related party receivables were $8 million and $2 million as of December 31, 2023 and 2022, respectively. Related party payables were approximately $1 million and $1 million as of December 31, 2023 and 2022, respectively.
On November 28, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Dr. Miriam Adelson and the Miriam Adelson Trust (the “Selling Stockholders”), and Goldman Sachs & Co. LLC and BofA Securities, Inc., as representatives (the “Representatives”) of several underwriters, relating to the sale by the Selling Stockholders of 46,264,168 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $44 per share (the “Offering”). In addition, concurrently with the closing of the Offering, the Company repurchased 5,783,021 shares of its Common Stock from the Underwriters for $250 million at a price per share equal to the public offering price, less underwriting discounts and commissions.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 20 — Segment Information
The Company’s principal operating and developmental activities occur in two geographic areas: Macao and Singapore. The Company reviews the results of operations and construction and development activities for each of its operating segments: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; Sands Macao; and Marina Bay Sands. The Company also reviews construction and development activities for its primary projects under development, in addition to its reportable segments noted above. The Company has included Ferry Operations and Other (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to its properties in Macao) and Corporate and Other to reconcile to the consolidated results of operations and financial condition. The operations that comprised the Company’s former Las Vegas Operating Properties reportable business segment were classified as a discontinued operation through February 22, 2022, and the information below for the years ended December 31, 2022 and 2021, excludes these results.
The Company's segment information as of and for the years ended December 31, 2023, 2022 and 2021, is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Year Ended December 31, 2023
Macao:
The Venetian Macao	$2,151	$191	$63	$228	$49	$2,682
The Londoner Macao	1,283	324	86	66	33	1,792
The Parisian Macao	655	135	49	32	8	879
The Plaza Macao and Four Seasons Macao	462	94	30	187	6	779
Sands Macao	290	17	12	1	2	322
Ferry Operations and Other	—	—	—	—	105	105
	4,841	761	240	514	203	6,559
Marina Bay Sands	2,681	443	344	254	127	3,849
Intercompany royalties	—	—	—	—	224	224
Intercompany eliminations(1)	—	—	—	(1)	(259)	(260)
Total net revenues	$7,522	$1,204	$584	$767	$295	$10,372

Year Ended December 31, 2022
Macao:
The Venetian Macao	$438	$55	$17	$155	$17	$682
The Londoner Macao	194	61	26	47	22	350
The Parisian Macao	116	33	10	25	4	188
The Plaza Macao and Four Seasons Macao	146	29	10	127	1	313
Sands Macao	53	6	4	1	1	65
Ferry Operations and Other	—	—	—	—	29	29
	947	184	67	355	74	1,627
Marina Bay Sands	1,680	285	234	226	91	2,516
Intercompany royalties	—	—	—	—	107	107
Intercompany eliminations(1)	—	—	—	(1)	(139)	(140)
Total net revenues	$2,627	$469	$301	$580	$133	$4,110

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Year Ended December 31, 2021
Macao:
The Venetian Macao	$944	$77	$24	$195	$16	$1,256
The Londoner Macao	396	90	30	56	16	588
The Parisian Macao	244	54	17	39	3	357
The Plaza Macao and Four Seasons Macao	298	45	17	184	2	546
Sands Macao	105	10	5	1	1	122
Ferry Operations and Other	—	—	—	—	28	28
	1,987	276	93	475	66	2,897
Marina Bay Sands	905	139	106	176	44	1,370
Intercompany royalties	—	—	—	—	83	83
Intercompany eliminations(1)	—	—	—	(2)	(114)	(116)
Total net revenues	$2,892	$415	$199	$649	$79	$4,234

_________________________
(1)Intercompany eliminations include royalties and other intercompany services.

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$7	$7	$4
The Londoner Macao	—	—	1
Ferry Operations and Other	25	23	22
	32	30	27
Marina Bay Sands	4	3	6
Intercompany royalties	224	107	83
Total intersegment revenues	$260	$140	$116

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$1,054	$(25)	$297
The Londoner Macao	516	(189)	(84)
The Parisian Macao	269	(103)	(17)
The Plaza Macao and Four Seasons Macao	308	81	219
Sands Macao	59	(81)	(69)
Ferry Operations and Other	18	(7)	(8)
	2,224	(324)	338
Marina Bay Sands	1,861	1,056	448
Consolidated adjusted property EBITDA(1)	4,085	732	786
Other Operating Costs and Expenses
Stock-based compensation(2)	(29)	(33)	(12)
Corporate	(230)	(235)	(211)
Pre-opening	(15)	(13)	(19)
Development	(205)	(143)	(109)
Depreciation and amortization	(1,208)	(1,036)	(1,041)
Amortization of leasehold interests in land	(58)	(55)	(56)
Loss on disposal or impairment of assets	(27)	(9)	(27)
Operating income (loss)	2,313	(792)	(689)
Other Non-Operating Costs and Expenses
Interest income	288	116	4
Interest expense, net of amounts capitalized	(818)	(702)	(621)
Other expense	(8)	(9)	(31)
Loss on modification or early retirement of debt	—	—	(137)
Income tax (expense) benefit	(344)	(154)	5
Net income (loss) from continuing operations	$1,431	$(1,541)	$(1,469)
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(2)During the years ended December 31, 2023, 2022 and 2021, the Company recorded stock-based compensation expense of $72 million, $70 million and $27 million, respectively, of which $43 million, $37 million and $15 million, respectively, was included in corporate expense in the accompanying consolidated statements of operations.

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Capital Expenditures
Corporate and Other	$200	$60	$27
Macao:
The Venetian Macao	71	52	71
The Londoner Macao	132	175	551
The Parisian Macao	9	3	4
The Plaza Macao and Four Seasons Macao	15	9	19
Sands Macao	6	4	7
Ferry Operations and Other	—	—	1
	233	243	653
Marina Bay Sands	584	348	148
Total capital expenditures	$1,017	$651	$828

	December 31,
	2023	2022	2021

	(In millions)
Total Assets
Corporate and Other	$5,167	$5,422	$1,357
Macao:
The Venetian Macao	2,548	2,135	2,087
The Londoner Macao	4,193	4,489	4,494
The Parisian Macao	1,802	1,828	1,962
The Plaza Macao and Four Seasons Macao	1,059	1,020	1,145
Sands Macao	287	208	253
Ferry Operations and Other	335	870	132
	10,224	10,550	10,073
Marina Bay Sands	6,387	6,067	5,326
Total assets	$21,778	$22,039	$16,756

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31,
	2023	2022	2021

	(In millions)
Total Long-Lived Assets(1)
Corporate and Other	$655	$203	$176
Macao:
The Venetian Macao	1,337	1,415	1,555
The Londoner Macao	3,796	4,085	4,317
The Parisian Macao	1,665	1,789	1,915
The Plaza Macao and Four Seasons Macao	896	975	1,055
Sands Macao	169	180	197
Ferry Operations and Other	29	41	60
	7,892	8,485	9,099
Marina Bay Sands	5,141	4,891	4,741
Total long-lived assets	$13,688	$13,579	$14,016
_________________________
(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and leasehold interests in land, net of accumulated amortization.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 21 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First(1)	Second	Third	Fourth	Total

	(In millions, except per share data)
2023
Net revenues	$2,120	$2,542	$2,795	$2,915	$10,372
Operating income	378	537	688	710	2,313
Net income	145	368	449	469	1,431
Net income attributable to Las Vegas Sands Corp.	147	312	380	382	1,221
Basic earnings per share	0.19	0.41	0.50	0.50	1.60
Diluted earnings per share	0.19	0.41	0.50	0.50	1.60

2022
Net revenues	$943	$1,045	$1,005	$1,117	$4,110
Operating loss	(302)	(147)	(177)	(166)	(792)
Net loss from continuing operations	(478)	(414)	(380)	(269)	(1,541)
Income (loss) from discontinued operations, net of tax	2,907	(3)	(1)	(5)	2,898
Net income (loss)	2,429	(417)	(381)	(274)	1,357
Net income (loss) attributable to Las Vegas Sands Corp.	2,530	(290)	(239)	(169)	1,832
Earnings (loss) per share - basic and diluted:
Loss from continuing operations	$(0.49)	$(0.38)	$(0.31)	$(0.21)	$(1.40)
Income (loss) from discontinued operations, net of tax	3.80	—	—	(0.01)	3.80
Net income (loss) attributable to Las Vegas Sands Corp.	$3.31	$(0.38)	$(0.31)	$(0.22)	$2.40
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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
For the Years Ended December 31, 2023, 2022 and 2021

Description	Balance at Beginning of Year	Provision for Credit Losses	Write-offs, Net of Recoveries	Balance at End of Year

	(In millions)
Provision for credit losses:
2021	$255	3	(26)	$232
2022	$232	15	(30)	$217
2023	$217	4	(20)	$201

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

	(In millions)
Deferred income tax asset valuation allowance:
2021	$4,922	115	(3)	$5,034
2022	$5,034	63	(1,014)	$4,083
2023	$4,083	—	(204)	$3,879

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2023, and have concluded they are effective at the reasonable assurance level.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, the Company's management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (2013).”

Based on this assessment, management concluded, as of December 31, 2023, the Company's internal control over financial reporting is effective based on this framework.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
ITEM 9B. — OTHER INFORMATION
During the quarter ended December 31, 2023, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.
ITEM 9C. — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about March 28, 2024 (the “Proxy Statement”), including under the captions “Board of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports” and “Information Regarding the Board of Directors and Board and Other Committees.”
We have adopted a Code of Business Conduct and Ethics (the “Code”), which is posted on our website at www.sands.com, along with any amendments or waivers to the Code. Copies of the Code are available without charge by sending a written request to Investor Relations at the following address: Las Vegas Sands Corp., 5420 S. Durango Dr., Las Vegas, Nevada 89113.
ITEM 11. — EXECUTIVE COMPENSATION
We incorporate by reference the information responsive to this Item appearing in the Proxy Statement, including under the captions “Executive Compensation and Other Information,” “Director Compensation,” “Information Regarding the Board and Its Committees” and “Compensation Committee Report” (which report is deemed to be furnished and is not deemed to be filed in any Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934).
ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We incorporate by reference the information responsive to this Item appearing in the Proxy Statement, including under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate by reference the information responsive to this Item appearing in the Proxy Statement, including under the captions “Board of Directors,” “Information Regarding the Board and Its Committees” and “Certain Transactions.”

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

3.2*	Third Amended and Restated By-Laws of Las Vegas Sands Corp., as further amended effective October 18, 2022
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

4.4
Forms of 3.800% Senior Notes due 2026 and 4.375% Senior Notes due 2030 (incorporated by reference from Exhibit 4.2 to the Company’s current report on Form 8-K (File No. 001-32373) filed on June 5, 2020).

Exhibit No.	Description of Document
4.5
Indenture, dated as of September 23, 2021, between SCL and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on September 23, 2021).

4.6
Forms of 2.300% Senior Notes due 2027, 2.850% Senior Note due 2029 and 3.250% Senior Notes due 2031 (incorporated by reference from Exhibit 4.2 to the Company’s current report on Form 8-K (File No. 001-32373) filed on September 23, 2021).

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

4.9	Form of Las Vegas Sands Corp.’s 3.200% Notes due 2024 (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).
4.10
Second Supplemental Indenture, dated as of July 31, 2019, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee, relating to the 3.500% Notes due 2026 (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

4.11	Form of Las Vegas Sands Corp.’s 3.500% Notes due 2026 (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).
4.12
Third Supplemental Indenture, dated as of July 31, 2019, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee, relating to the 3.900% Notes due 2029 (incorporated by reference from Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

4.13	Form of Las Vegas Sands Corp.’s 3.900% Notes due 2029 (incorporated by reference from Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).
4.14
Fourth Supplemental Indenture, dated as of November 25, 2019, between Las Vegas Sands Corp. and U.S. Bank National Association, as trustee, relating to the 2.900% Notes due 2025 (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on November 25, 2019).

4.15	Form of Las Vegas Sands Corp.’s 2.900% Notes due 2025 (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on November 25, 2019).
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

Exhibit No.	Description of Document
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

10.7
Revolving Credit Agreement, dated as of August 9, 2019, by and among Las Vegas Sands Corp., the Lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent and Issuing Bank (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on August 12, 2019).

10.8†
Amendment No. 1 to Revolving Credit Agreement, dated as of September 23, 2020, by and among Las Vegas Sands Corp., the Lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on September 23, 2020).

10.9†
Amendment No. 2 to Revolving Credit Agreement, dated as of September 3, 2021, by and among Las Vegas Sands Corp., the Lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on September 3, 2021).

10.10
Amendment No. 3 to Revolving Credit Agreement, dated as of December 7, 2021, by and between Las Vegas Sands Corp. and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on December 7, 2021).

10.11†
Amendment No. 4 to Revolving Credit Agreement, dated as of January 30, 2023, by and among Las Vegas Sands Corp., the Lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on January 31, 2023).

10.12
Amendment No. 5 to Revolving Credit Agreement, dated as of June 30, 2023, executed and delivered by The Bank of Nova Scotia, as Administrative Agent for the Lenders (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2023 and filed on July 21, 2023).

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
10.15
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

10.16
Third Amendment and Restatement Agreement, dated as of August 30, 2019, among Marina Bay Sands Pte. Ltd., as borrower, the various lenders party thereto and DBS Bank Ltd., as agent and security trustee and the other parties thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on September 4, 2019).

10.17
Fourth Amendment and Restatement Agreement, dated as of February 9, 2022, among Marina Bay Sands Pte. Ltd., as borrower, and DBS Bank Ltd., as agent and security trustee (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on February 14, 2022).

10.18†
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

10.19†
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

10.22
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
10.27
Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.28
Supplement to Development Agreement, dated December 11, 2009, by and between Singapore Tourism Board and Marina Bay Sands PTE. LTD (incorporated by reference from Exhibit 10.76 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2009 and filed on March 1, 2010).

10.29†
Supplemental Development Agreement, dated March 22, 2023, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2023 and filed on April 21, 2023).

10.30†
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

10.42
Second Amended and Restated Registration Rights Agreement, dated as of November 14, 2008, by and among Las Vegas Sands Corp., Dr. Miriam Adelson and the other Adelson Holders (as defined therein) that are party to the agreement from time to time (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on November 14, 2008).

Exhibit No.	Description of Document
10.43
Investor Rights Agreement, dated as of September 30, 2008, by and between Las Vegas Sands Corp. and the Investor named therein (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.44+
Las Vegas Sands Corp. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.88 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2011 and filed on February 29, 2012).

10.45+
Amendment to Non-Employee Director Compensation Program — Increase to Annual Cash Retainer (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the three and nine months ended September 30, 2019 and filed on October 25, 2019).

10.46+
Employment Agreement, dated August 19, 2019, among Las Vegas Sands Corp., Las Vegas Sands, LLC and D. Zachary Hudson (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2020 and filed on July 24, 2020).

10.47+
Terms of Continued Employment, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.48+
Terms of Continued Employment, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Patrick Dumont (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.49+
Terms of Continued Employment, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Randy A. Hyzak (incorporated by reference from Exhibit 10.3 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.50+
First Amendment to Employment Agreement, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and D. Zachary Hudson (incorporated by reference from Exhibit 10.4 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.51+*	Second Amendment to Employment Agreement, dated December 13, 2023, among Las Vegas Sands Corp., Las Vegas Sands, LLC and D. Zachary Hudson.
10.52+*	First Amendment to Employment Agreement, dated January 25, 2024, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Randy A. Hyzak.
10.53†
Form of Term Loan Credit and Security Agreement, by and among Las Vegas Sands Corp., Pioneer OpCo, LLC, Pioneer HoldCo, LLC and the Guarantors party thereto (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K (File No. 001-32373) filed on March 3, 2021).

10.54
Subordinated Term Loan Agreement, dated as of July 11, 2022, by and between Sands China Ltd., as the Borrower, and Las Vegas Sands Corp., as the Lender (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2022 and filed on July 22, 2022).

10.55
Concession Contract for the Operation of Casino Games of Chance in the Macao Special Administrative Region, dated as of December 16, 2022, by and between the Macao Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.51 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2022 and filed on February 3, 2023).

10.56**
Deed of Reversion (The Londoner Macao), dated as of December 30, 2022, by and among Venetian Macau Limited, Venetian Orient Limited and the Macao Special Administrative Region (incorporated by reference from Exhibit 10.52 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2022 and filed on February 3, 2023).

10.57
Handover Deed, dated as of December 30, 2022, by and between Venetian Macau Limited and the Macao Special Administrative Region (incorporated by reference from Exhibit 10.53 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2022 and filed on February 3, 2023).

Exhibit No.	Description of Document
10.58††
Term Loan Credit and Security Agreement, dated as of February 23, 2022, by and among Pioneer HoldCo, LLC, Pioneer OpCo, LLC as Borrower, the Guarantors party thereto, and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2022 and filed on April 29, 2022).

21.1*	Subsidiaries of Las Vegas Sands Corp.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Haiwen & Partners
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy
101*	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
_________________________
*    Filed herewith.
**    The following Deeds of Reversion are substantially identical in all material respects, except as to the subject property, to the Deed of Reversion that is filed as Exhibit 10.56 hereto and are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K:
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

LAS VEGAS SANDS CORP.
February 7, 2024	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein, Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT G. GOLDSTEIN	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 7, 2024
Robert G. Goldstein

/S/ PATRICK DUMONT	President, Chief Operating Officer and Director	February 7, 2024
Patrick Dumont

/S/ IRWIN CHAFETZ	Director	February 7, 2024
Irwin Chafetz

/S/ MICHELINE CHAU	Director	February 7, 2024
Micheline Chau

/S/ CHARLES D. FORMAN	Director	February 7, 2024
Charles D. Forman

/S/ LEWIS KRAMER	Director	February 7, 2024
Lewis Kramer

/S/ ALAIN LI	Director	February 7, 2024
Alain Li

/S/ RANDY HYZAK	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 7, 2024
Randy Hyzak