Form 10-Q
period 2024-03-31
LAS VEGAS SANDS CORP
filed 2024-04-19
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2024
Common Stock ($0.001 par value)	745,047,150 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,956	$5,105
Accounts receivable, net of provision for credit losses of $206 and $201	420	484
Inventories	39	38
Prepaid expenses and other	141	150
Total current assets	5,556	5,777
Loan receivable	1,211	1,194
Property and equipment, net	11,266	11,439
Restricted cash	124	124
Deferred income taxes, net	121	121
Leasehold interests in land, net	2,120	2,249
Goodwill and intangible assets, net	584	598
Other assets, net	263	276
Total assets	$21,245	$21,778
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$156	$167
Construction payables	151	146
Other accrued liabilities	1,661	1,948
Income taxes payable	256	261
Current maturities of long-term debt	2,043	1,900
Total current liabilities	4,267	4,422
Other long-term liabilities	864	936
Deferred income taxes	175	187
Long-term debt	11,914	12,129
Total liabilities	17,220	17,674
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 834 and 833 shares issued, 745 and 753 shares outstanding	1	1
Treasury stock, at cost, 89 and 80 shares	(5,446)	(4,991)
Capital in excess of par value	6,493	6,481
Accumulated other comprehensive income (loss)	(38)	27
Retained earnings	2,943	2,600
Total Las Vegas Sands Corp. stockholders’ equity	3,953	4,118
Noncontrolling interests	72	(14)
Total equity	4,025	4,104
Total liabilities and equity	$21,245	$21,778
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,228	$1,541
Rooms	330	243
Food and beverage	150	124
Mall	174	162
Convention, retail and other	77	50
Net revenues	2,959	2,120
Operating expenses:
Casino	1,180	874
Rooms	78	56
Food and beverage	126	104
Mall	20	21
Convention, retail and other	57	39
Provision for (recovery of) credit losses	11	(6)
General and administrative	286	251
Corporate	78	57
Pre-opening	3	2
Development	53	42
Depreciation and amortization	320	274
Amortization of leasehold interests in land	16	14
Loss on disposal or impairment of assets	14	14
	2,242	1,742
Operating income	717	378
Other income (expense):
Interest income	71	70
Interest expense, net of amounts capitalized	(182)	(218)
Other expense	(6)	(35)
Income before income taxes	600	195
Income tax expense	(17)	(50)
Net income	583	145
Net (income) loss attributable to noncontrolling interests	(89)	2
Net income attributable to Las Vegas Sands Corp.	$494	$147
Earnings per share:
Basic	$0.66	$0.19
Diluted	$0.66	$0.19
Weighted average shares outstanding:
Basic	750	764
Diluted	752	766
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2024	2023

	(In millions) (Unaudited)
Net income	$583	$145
Currency translation adjustment	(57)	23
Cash flow hedge fair value adjustment	(12)	(5)
Total comprehensive income	514	163
Comprehensive (income) loss attributable to noncontrolling interests	(85)	2
Comprehensive income attributable to Las Vegas Sands Corp.	$429	$165
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at January 1, 2023	$1	$(4,481)	$6,684	$(7)	$1,684	$(225)	$3,656
Net income (loss)	—	—	—	—	147	(2)	145
Currency translation adjustment	—	—	—	22	—	1	23
Cash flow hedge fair value adjustment	—	—	—	(4)	—	(1)	(5)
Stock-based compensation	—	—	11	—	—	—	11
Tax withholding on vesting of equity awards	—	—	(1)	—	—	—	(1)
Balance at March 31, 2023	$1	$(4,481)	$6,694	$11	$1,831	$(227)	$3,829

Balance at January 1, 2024	$1	$(4,991)	$6,481	$27	$2,600	$(14)	$4,104
Net income	—	—	—	—	494	89	583
Currency translation adjustment	—	—	—	(57)	—	—	(57)
Cash flow hedge fair value adjustment	—	—	—	(8)	—	(4)	(12)
Stock-based compensation	—	—	14	—	—	1	15
Tax withholding on vesting of equity awards	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	(455)	—	—	—	—	(455)
Dividends declared ($0.20 per share) (Note 5)	—	—	—	—	(151)	—	(151)
Balance at March 31, 2024	$1	$(5,446)	$6,493	$(38)	$2,943	$72	$4,025
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023

	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$583	$145
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	320	274
Amortization of leasehold interests in land	16	14
Amortization of deferred financing costs and original issue discount	15	15
Change in fair value of derivative asset/liability	—	(2)
Paid-in-kind interest income	(17)	(7)
Loss on disposal or impairment of assets	3	6
Stock-based compensation expense	14	11
Provision for (recovery of) credit losses	11	(6)
Foreign exchange loss	5	37
Deferred income taxes	(10)	(10)
Changes in operating assets and liabilities:
Accounts receivable	48	(53)
Other assets	5	6
Accounts payable	(10)	18
Other liabilities	(269)	(7)
Net cash generated from operating activities	714	441
Cash flows from investing activities:
Capital expenditures	(196)	(166)
Acquisition of intangible assets and other	(4)	(16)
Net cash used in investing activities	(200)	(182)
Cash flows from financing activities:
Tax withholding on vesting of equity awards	(2)	(1)
Repurchase of common stock	(450)	—
Dividends paid	(151)	—
Repayments of long-term debt	(17)	(17)
Payments of financing costs	—	(1)
Other	(19)	(17)
Net cash used in financing activities	(639)	(36)
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	(24)	(3)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(149)	220
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	5,229	6,436
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$5,080	$6,656
Supplemental disclosure of cash flow information
Cash payments for interest, net of amounts capitalized	$260	$296
Cash payments for taxes, net of refunds	$31	$25
Change in construction-related payables	$21	$(7)
Excise tax accrued on repurchase of common stock	$5	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Organization and Business of Company
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2023, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year.
Operations
Macao
From 2020 through the beginning of 2023, the Company’s operations in Macao were negatively impacted by the reduction in travel and tourism related to the COVID-19 pandemic. The Macao government's policy regarding the management of COVID-19 and general travel restrictions was relaxed in late December 2022 and early January 2023. Since then, visitation to the Company’s Macao Integrated Resorts and operations has improved.
The Macao government announced total visitation from mainland China to Macao increased approximately 125.8% during the two months ended February 29, 2024 (the latest statistics currently available), as compared to the same period in 2023. The Macao government also announced gross gaming revenue increased approximately 65.5% during the three months ended March 31, 2024, as compared to the same period in 2023.
Singapore
The Company’s operations in Singapore continued to be positive as travel and tourism spending increased, resulting from the elimination of all remaining COVID-19 border measures in February 2023.
Visitation to Marina Bay Sands continues to improve since the travel restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased to approximately 4.4 million for the three months ended March 31, 2024, from approximately 2.9 million for the same period in 2023.
Development Projects
Macao
As part of the Concession entered into by Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd., a majority-owned subsidiary of the Company) and the Macao government, VML has a financial commitment to spend 35.80 billion patacas (approximately $4.44 billion at exchange rates in effect on March 31, 2024) through 2032 on both capital and operating projects, including 33.36 billion patacas (approximately $4.14 billion at exchange rates in effect on March 31, 2024) in non-gaming projects that will also appeal to international visitors.
The Company continues work on Phase II of The Londoner Macao, which includes the renovation of the rooms in the Sheraton and Conrad hotel towers, an upgrade of the gaming areas and the addition of new attractions, dining, retail and entertainment offerings. These projects have a total estimated cost of $1.2 billion and are expected to be substantially completed in early 2025.
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
The Second Development Agreement provides for a total minimum project cost of approximately 4.5 billion Singapore dollars (“SGD,” approximately $3.3 billion at exchange rates in effect on March 31, 2024). The estimated cost and timing of the total project will be updated as the Company completes design and begins construction. The Company expects the total project cost will materially exceed the amounts referenced above from April 2019 based on current market conditions due to inflation, higher material and labor costs and other factors. The Company has incurred approximately $1.10 billion as of March 31, 2024, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS Expansion Project site.
On April 3, 2024, MBS and the STB entered into a letter agreement, which further extended the construction commencement deadline to July 8, 2025 and the construction completion deadline to July 8, 2029.
The renovation of Towers 1 and 2 of Marina Bay Sands is now complete and has introduced world class suites and other luxury amenities at a cost of approximately $1.0 billion. The Company is continuing with the renovation of the Tower 3 hotel rooms into world class suites and other property changes at an estimated cost of approximately $750 million, with an expected completion by 2025. These renovations at Marina Bay Sands are substantially upgrading the overall guest experience for its premium customers, including new dining and retail experiences, and upgrading the casino floor, among other things. These projects are in addition to the previously announced plans for the MBS Expansion Project.
New York
On June 2, 2023, the Company acquired the Nassau Veterans Memorial Coliseum (the “Nassau Coliseum”) from Nassau Live Center, LLC and related entities, which included the right to lease the underlying land from the County of Nassau (the “County”) in the State of New York (the “Nassau Coliseum Transaction”). The Company purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. There is no assurance the Company will be able to resolve certain matters associated with the right to lease the underlying land from the County or to obtain such casino license. Refer to “Note 7 — Leases” for further details.
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
Note 2 — Accounts Receivable, Net and Customer Contract Related Liabilities
Accounts Receivable and Provision for Credit Losses
Accounts receivable consists of the following:

	March 31, 2024	December 31, 2023

	(In millions)
Casino	$514	$483
Rooms	28	33
Mall	44	126
Other	40	43
	626	685
Less - provision for credit losses	(206)	(201)
	$420	$484

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	2024	2023

	(In millions)
Balance at January 1	$201	$217
Current period provision for (recovery of) credit losses	11	(6)
Write-offs	(4)	(2)
Exchange rate impact	(2)	—
Balance at March 31	$206	$209
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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2024	2023	2024	2023	2024	2023

	(In millions)
Balance at January 1	$135	$81	$45	$72	$690	$614
Balance at March 31	83	89	45	68	705	624
Increase (decrease)	$(52)	$8	$—	$(4)	$15	$10
____________________
(1)Of this amount, $166 million and $167 million as of March 31 and January 1, 2024, respectively, and $152 million and $149 million as of March 31 and January 1, 2023, respectively, related to mall deposits that are accounted for based on lease terms usually greater than one year.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 3 — Long-Term Debt
Long-term debt consists of the following:

	March 31, 2024	December 31, 2023

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $1 and $2, respectively)	$1,749	$1,748
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $1)	499	499
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $5)	995	995
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $5 and $6, respectively)	745	744
Macao Related(1):
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $4)	1,796	1,796
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $3 and $4, respectively)	797	796
2.300% Senior Notes due 2027 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	696	695
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $11)	1,889	1,889
2.850% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $5)	645	645
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $7)	693	693
3.250% Senior Notes due 2031 (net of unamortized original issue discount and deferred financing costs of $5)	595	595
Other(2)	21	19
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $20 and $24, respectively)	2,791	2,867
2012 Singapore Delayed Draw Term Facility	46	47
Other	—	1
	13,957	14,029
Less — current maturities	(2,043)	(1,900)
Total long-term debt	$11,914	$12,129
____________________
(1)Unamortized deferred financing costs of $50 million and $59 million as of March 31, 2024 and December 31, 2023, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in “Other assets, net,” and “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets.
(2)Includes finance leases related to Macao of $20 million and $18 million as of March 31, 2024 and December 31, 2023, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
LVSC Revolving Facility
On April 3, 2024, LVSC entered into a new revolving credit agreement, as further described below, and upon entering into the new agreement, the then-existing LVSC Revolving Credit Agreement was terminated.
As of March 31, 2024, the Company had $1.50 billion of available borrowing capacity under the LVSC Revolving Facility, net of outstanding letters of credit.
2024 LVSC Revolving Facility
On April 3, 2024, LVSC entered into a revolving credit agreement with the arrangers and lenders named therein and The Bank of Nova Scotia, as administrative agent for the lenders (the “2024 LVSC Revolving Credit Agreement”), pursuant to which the lenders provided unsecured, revolving credit commitments to LVSC in an aggregate principal amount of $1.50 billion (the “2024 LVSC Revolving Facility”), which are available until April 3, 2029, and include a $150 million sub-facility for letters of credit. LVSC may utilize the proceeds of the loans for general corporate purposes and working capital requirements of LVSC and its subsidiaries and any other purpose not prohibited by the 2024 LVSC Revolving Credit Agreement.
The loans made under the 2024 Revolving Credit Agreement will bear interest at either, at LVSC’s option, (x) an adjusted SOFR rate, plus an applicable margin ranging from 1.125% to 1.550% per annum, or (y) at an alternate base rate, plus an applicable margin ranging from 0.125% to 0.550% per annum, in each case, depending on LVSC’s corporate family credit rating. Under the 2024 Revolving Credit Agreement, LVSC must pay a commitment fee quarterly in arrears on the undrawn portion of the revolving commitments, which commitment fee ranges from 0.125% to 0.250% per annum, depending on LVSC’s corporate family credit rating.
The 2024 Revolving Credit Agreement contains customary affirmative and negative covenants, in each case, subject to customary exceptions and thresholds, including a financial covenant limiting LVSC and its Restricted Subsidiaries (as defined in the agreement) to a maximum consolidated net leverage ratio of 4.0x as of the last day of each fiscal quarter. The negative covenants include, among other things, limitations on (i) the incurrence of liens on the assets of LVSC and certain subsidiaries (the “Restricted Subsidiaries”), (ii) the incurrence of indebtedness by the Restricted Subsidiaries, (iii) the merger, consolidation or liquidation of LVSC or the sale of all or substantially all of LVSC’s assets and (iv) investments in subsidiaries of LVSC that are not Restricted Subsidiaries.
The 2024 Revolving Credit Agreement also contains customary events of default, including payment defaults, cross defaults to material debt, bankruptcy and insolvency, breaches of covenants and inaccuracy of representations and warranties, in each case subject to customary grace periods. In the case of a continuing event of default, the majority of lenders would be entitled to exercise various remedies, including the termination of any unused commitments and acceleration of any then-outstanding amounts due under the 2024 Revolving Credit Agreement.
SCL Senior Notes
On February 1, 2024, Fitch upgraded the credit rating for the Company and Sands China Ltd. (“SCL”) to BBB-. As a result of the upgrade, the coupon on each series of the outstanding SCL senior notes decreased by 0.25% per annum effective on the first interest payment date after February 1, 2024.
2018 SCL Credit Facility
As of March 31, 2024, SCL had $2.49 billion of available borrowing capacity under the 2018 SCL Revolving Facility comprised of Hong Kong dollar (“HKD”) commitments of HKD 17.63 billion (approximately $2.25 billion at exchange rates in effect on March 31, 2024) and U.S. dollar commitments of $237 million.
2012 Singapore Credit Facility
As of March 31, 2024, MBS had SGD 589 million (approximately $436 million at exchange rates in effect on March 31, 2024) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee for SGD 153 million (approximately $113 million at exchange rates in effect on March 31, 2024) pursuant to the Second Development Agreement.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
As of March 31, 2024, there was SGD 3.69 billion (approximately $2.73 billion at exchange rates in effect on March 31, 2024) left of total borrowing capacity, which is only available to be drawn under the Singapore Delayed Draw Term Facility after the construction cost estimate and construction schedule for the MBS Expansion Project are delivered to lenders. The Company does not anticipate material spend related to the MBS Expansion Project prior to the delivery of these items to the lenders.
Debt Covenant Compliance
As of March 31, 2024, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Three Months Ended March 31,
	2024	2023

	(In millions)
Repayments on 2012 Singapore Credit Facility	$(15)	$(16)
Repayments on Other Long-Term Debt	(2)	(1)
	$(17)	$(17)
Note 4 — Derivative Instruments
During the year ended December 31, 2021, the Company entered into a foreign currency swap agreement which was designated as a hedge of the cash flows related to a portion of the 2025 SCL Senior Notes (the “2025 Swap”). The 2025 Swap has a total notional value of $1.0 billion and expires in August 2025. During the three months ended March 31, 2024, the Company entered into additional foreign currency swap agreements, which were designated as a hedge of the cash flows related to a portion of the 2028 SCL Senior Notes (collectively, the “2028 Swaps”). The 2028 Swaps have a total notional value of $1.27 billion and expire in August 2028. The objective of these agreements is to manage the risk of changes in cash flows resulting from foreign currency gains/losses realized upon remeasurement of U.S. dollar denominated SCL Senior Notes by swapping a specified amount of Hong Kong dollars for U.S. dollars at the contractual spot rate.
As of March 31, 2024, the total fair value of the 2025 Swap and the 2028 Swaps (together, the “FX Swaps”) is recorded as a liability in “Other long-term liabilities.” The fair value of the FX Swaps was estimated using Level 2 inputs from recently reported market transactions of foreign currency exchange rates. The changes in fair value of the FX Swaps were recognized as other comprehensive income in the accompanying condensed consolidated balance sheets. Additionally, the foreign currency gains/losses incurred from the remeasurement of the portion of the SCL Senior Notes being hedged were also recognized in “Other comprehensive income.”
Note 5 — Equity and Earnings Per Share
Common Stock
Dividends
On February 14, 2024, the Company paid a dividend of $0.20 per common share as part of a regular cash dividend program. During the three months ended March 31, 2024, the Company recorded $151 million as a distribution against retained earnings.
In April 2024, the Company’s Board of Directors declared a quarterly dividend of $0.20 per common share (a total estimated to be approximately $149 million) to be paid on May 15, 2024, to stockholders of record on May 7, 2024.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Share Repurchases
During the three months ended March 31, 2024, the Company repurchased 8,576,873 shares of its common stock for $455 million (including commissions and $5 million in excise tax) under the Company's current program. During the three months ended March 31, 2023, no shares of its common stock were repurchased. All share repurchases of the Company's common stock have been recorded as treasury stock in the accompanying condensed consolidated balance sheets. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions.
Noncontrolling Interests in SCL
Purchase of Noncontrolling Interest
On December 5, 2023, the Company’s wholly owned subsidiary, Venetian Venture Development II (“VVDI II”), entered into a Master Confirmation and Supplemental Confirmation (collectively, the "Forward Purchase Agreement") with a financial institution (the “Dealer”) relating to the purchase of the common stock of SCL (the “Forward Purchase Transaction”).
On April 16, 2024, the Dealer exercised its acceleration option under the Forward Purchase Agreement and, on April 18, 2024, delivered 90,467,099 shares of SCL common stock to the Company, representing an average price of HKD 21.57 per share. The additional shares delivered resulted in an increase of the Company’s ownership of SCL to approximately 71%.
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended March 31,
	2024	2023

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	750	764
Potential dilution from stock options and restricted stock and stock units	2	2
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	752	766
Antidilutive stock options excluded from the calculation of diluted earnings per share	6	5
Note 6 — Income Taxes
The Company’s effective income tax rate was 2.8% for the three months ended March 31, 2024, compared to 25.6% for the three months ended March 31, 2023. The effective income tax rate for the three months ended March 31, 2024, reflects a 17% statutory tax rate on the Company’s Singapore operations, a 21% corporate income tax rate on its domestic operations, and a zero percent tax rate on its Macao gaming operations due to the Company’s income tax exemption in Macao.
On February 5, 2024, the Macao government provided notice that VML and its peers received an exemption from Macao’s corporate income tax on profits generated by the operation of casino games of chance for the period from January 1, 2023 through December 31, 2027.
Additionally, on February 7, 2024, the Company entered into a shareholder dividend tax agreement with the Macao government, effective for the period from January 1, 2023 through December 31, 2025, providing for an annual payment at an applicable rate of gross gaming revenue as a substitution for a 12% tax otherwise due from

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
VML shareholders on dividend distributions paid from VML gaming profits. For the year ended December 31, 2023, income tax expense included an anticipated $57 million shareholder dividend tax based on the information available at the balance sheet date. During the three months ended March 31, 2024, the Company reversed the $57 million of income tax expense and recorded $10 million to corporate expense related to the year ended December 31, 2023, to reflect the terms of the new shareholder dividend tax agreement.
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
Nassau Coliseum
In conjunction with the Nassau Coliseum Transaction, the seller assigned their lease of the land on which the related assets, including the Nassau Coliseum and other improvements, are affixed (the “Original Lease”) to the Company. Immediately following this assignment, the Company entered into a new land lease agreement with the County, for the use and exclusive right to develop and operate assets on the land (the “New Lease”), which commenced on June 2, 2023.
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
In a decision and order dated November 9, 2023, the Court annulled various votes held by the Nassau County Legislature, annulled the New Lease and remitted the matter to the Planning Commission and the Nassau County Legislature to conduct a proper public hearing in accordance with all relevant statutes and rules, including the Nassau County Administrative Code and the Open Meetings law and for the issuance of a positive declaration pursuant to the New York State Environmental Quality Review Act and for the preparation of an Environmental Impact Statement. On November 10, 2023, the respondents appealed the decision and order and on November 21, 2023, Hofstra cross-appealed. On December 13, 2023, the Appellate Division: Second Judicial Department denied respondents’ motion to stay enforcement of the decision and order pending the appeal, but granted a calendar preference, indicating that the appeal will be calendared expeditiously after all briefs have been filed. With the invalidation of the New Lease noted above, the Company believed it had become the lessee in the Original Lease. This was accounted for as a lease modification on December 14, 2023. Prior to the invalidation of the New Lease, the Company made the required lease payments, including a one-time rent payment of $54 million. On January 29, 2024, Hofstra filed a motion seeking a declaration that the Court’s prior order included the annulment of Nassau County’s consent and the putative assignment to the Company of the Original Lease.
On February 23, 2024, the New York State Supreme Court ruled the Original Lease has been terminated and the Company currently has no leasehold interest in the land upon which the Nassau Coliseum sits. On February 27, 2024, the respondents appealed the decision, order and interlocutory judgment. On March 29, 2024, the Appellate

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Division: Second Judicial Department denied respondents’ motion to stay enforcement of the decision, order and interlocutory judgment. Subsequent to this order, the Company entered into a use and occupancy permit (the “Permit”) with the County to allow the Company to continue operating the Nassau Coliseum for a nominal $1 fee. The Company considered the accounting guidance under ASC 842 and determined the Permit meets the definition of a lease as it conveys the right to control the use of the associated assets for a specified period of time. Consequently, the Original Lease was deemed to be modified, maintaining the operating lease classification. The lease liability was reduced to $0 and an equivalent adjustment was made to the related right-of-use asset, reducing it to $73 million.
Lessor
Lease revenue for the Company’s mall operations consists of the following:

	Three Months Ended March 31,
	2024	2023

	(In millions)
Minimum rents	$132	$121
Overage rents	17	18
	$149	$139
Note 8 — Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company as of March 31, 2024 and December 31, 2023, using available market information. Determining fair value is judgmental in nature and requires market assumptions and/or estimation methodologies. The table excludes cash, restricted cash, accounts receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	March 31, 2024
		Hierarchy Level
	Carrying Amount	Level 1	Level 2

	(in millions)
Assets:
Cash equivalents
Cash deposits	$2,346	$2,346
Money market funds	403	403
U.S. Treasury Bills	825	825
Loan Receivable(1)	1,211		$1,129
Liabilities:
Long-term debt(2)	14,008		13,451
Cross-currency swaps(2)	12		12

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	December 31, 2023
		Hierarchy Level
	Carrying Amount	Level 1	Level 2

	(in millions)
Assets:
Cash equivalents
Cash deposits	$2,153	$2,153
Money market funds	52	52
U.S. Treasury Bills	1,124	1,124
Loan Receivable(1)	1,194		$1,130
Liabilities:
Long-term debt(2)	14,090		13,526
Cross-currency swaps(2)	3		3
____________________
(1)The fair value is estimated based on level 2 inputs and reflects the increase in market interest rates since finalizing the terms of the loan receivable at a fixed interest rate on March 2, 2021.
(2)The estimated fair value is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).

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
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC” or “Plaintiff”) filed a claim with the Macao First Instance Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort (“VCR”) (collectively, the “Defendants”) for 3.0 billion patacas (approximately $372 million at exchange rates in effect on March 31, 2024), which alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001.
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
On July 15, 2019, AAEC submitted a request to the Macao First Instance Court to increase the amount of its claim to 96.45 billion patacas (approximately $11.96 billion at exchange rates in effect on March 31, 2024), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022. On September 4, 2019, the Macao First Instance Court allowed AAEC’s amended request. The U.S. Defendants appealed the decision allowing the amended claim on September 17, 2019; the Macao First Instance Court accepted the appeal on September 26, 2019, and that appeal is currently pending.
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
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on March 31, 2024) based on Plaintiff’s July 15, 2019 amendment. By motion dated July 20, 2021, the U.S. Defendants moved for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021, and that appeal is currently pending. By order dated September 29, 2021, the Macao First Instance Court ordered that the invoice for supplemental court fees be stayed pending resolution of that appeal.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
From December 17, 2021 to January 19, 2022, Plaintiff submitted additional documents to the court file and disclosed written reports from two purported experts, who calculated Plaintiff’s damages at 57.88 billion patacas and 62.29 billion patacas (approximately $7.18 billion and $7.73 billion, respectively, at exchange rates in effect on March 31, 2024). On April 28, 2022, the Macao First Instance Court entered a judgment for the U.S. Defendants. The Macao First Instance Court also held that Plaintiff litigated certain aspects of its case in bad faith.
Plaintiff filed a notice of appeal from the Macao First Instance Court’s judgment on May 13, 2022. That appeal is fully briefed and remains pending with the Macao Second Instance Court.
On September 19, 2022, the U.S. Defendants were notified of an invoice for appeal court fees totaling 48 million patacas (approximately $6 million at exchange rates in effect on March 31, 2024). By motion dated September 29, 2022, the U.S. Defendants moved the Macao First Instance Court for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated October 24, 2022. The U.S. Defendants appealed that order on November 10, 2022 and on January 6, 2023, submitted the appeal brief, and that appeal remains pending.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
On August 8, 2023, the U.S. District Court denied Lead Plaintiffs’ motion for reconsideration, and granted in part and denied in part the defendants’ motion to dismiss the second amended complaint. The U.S. District Court dismissed Lead Plaintiffs’ allegations pertaining to the challenged statements that were made in 2016, 2017 and 2018, but allowed the allegations pertaining to the challenged statements from 2019 and 2020 to proceed. On August 22, 2023, the defendants filed a motion for partial reconsideration, requesting that the U.S. District Court reconsider its denial of the motion to dismiss with respect to the challenged statements from 2019 and 2020. If the motion for partial reconsideration is granted, this would result in dismissal of the second amended complaint. The defendants also moved, in the event the motion for partial reconsideration is not granted, for certification for interlocutory appeal of the U.S. District Court’s order allowing the challenged statements from 2019 and 2020 to proceed. The defendants simultaneously filed a motion for a stay pending adjudication of the motion for reconsideration, which requests a stay of all discovery and case deadlines. Briefing on both motions was completed on September 12, 2023. On December 19, 2023, the U.S. District Court granted the defendants’ motion for partial reconsideration and, on January 2, 2024, entered an amended order granting the defendants’ motion to dismiss the second amended complaint in its entirety. The U.S. District Court also granted Lead Plaintiffs leave to file an amended complaint by January 18, 2024. In addition, in light of its granting the motion for partial reconsideration, the U.S. District Court denied the defendants’ motion for a stay of discovery and case deadlines as moot. On January 18, 2024, Lead Plaintiffs informed the defendants that they would not be filing an amended complaint.
On February 22, 2024, Lead Plaintiffs and the defendants filed a stipulation to dismiss Lead Plaintiffs’ claims with prejudice with each party bearing its own fees and costs. Based on the stipulation, the U.S. District Court dismissed the action with prejudice on February 26, 2024, and final judgment was entered in favor of the defendants on February 27, 2024.
Lead Plaintiffs did not file a notice of appeal by the March 28, 2024 deadline and therefore, this matter is concluded.
Turesky v. Sheldon G. Adelson, et al.
On December 28, 2020, Andrew Turesky filed a putative shareholder derivative action on behalf of the Company in the U.S. District Court, against Sheldon G. Adelson, Patrick Dumont, Robert G. Goldstein, Irwin Chafetz, Micheline Chau, Charles D. Forman, Steven L. Gerard, George Jamieson, Charles A. Koppelman, Lewis Kramer and David F. Levi, all of whom are current or former directors and/or officers of LVSC. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act and for contribution under Sections 10(b) and 21D of the Exchange Act. On February 24, 2021, the U.S. District Court entered an order granting the parties’ stipulation to stay this action in light of the Daniels Family 2001 Revocable Trust putative securities class action (the “Securities Action”). Subject to the terms of the parties’ stipulation, this action was stayed until 30 days after the final resolution of the motion to dismiss in the Securities Action. On March 11, 2021, the U.S. District Court granted the plaintiff’s motion to substitute Dr. Miriam Adelson, in her capacity as the Special Administrator for the estate of Sheldon G. Adelson, for Sheldon G. Adelson as a defendant in this action.
On January 2, 2024, the second amended complaint in the Securities Action was dismissed in its entirety, and the case was dismissed with prejudice on February 26, 2024. On February 27, 2024, the U.S. District Court lifted the stay in this action and ordered the parties to meet and confer and submit a proposed scheduling order by March 12, 2024. On March 8, 2024, the parties in this action filed a stipulation requesting that their deadline to submit the proposed scheduling order be extended to April 11, 2024, in order to know, before submitting the proposed scheduling order, whether the plaintiffs in the Securities Action would appeal by their deadline of March 28, 2024. The U.S. District Court granted the stipulation on March 13, 2024. The plaintiffs in the Securities Action did not file an appeal by the deadline. On April 9, 2024, the parties in this action filed a stipulation to dismiss the case in its entirety as to all defendants without prejudice, with each party bearing its own fees and costs. Based on the stipulation, the U.S. District Court dismissed this action without prejudice on April 10, 2024, and therefore, this matter is concluded.

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
The Company’s segment information as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023 is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Three Months Ended March 31, 2024
Macao:
The Venetian Macao	$638	$52	$17	$54	$10	$771
The Londoner Macao	419	89	27	16	11	562
The Parisian Macao	173	34	14	7	2	230
The Plaza Macao and Four Seasons Macao	70	25	8	38	1	142
Sands Macao	69	4	3	—	—	76
Ferry Operations and Other	—	—	—	—	30	30
	1,369	204	69	115	54	1,811
Marina Bay Sands	859	126	81	59	33	1,158
Intercompany royalties	—	—	—	—	63	63
Intercompany eliminations(1)	—	—	—	—	(73)	(73)
Total net revenues	$2,228	$330	$150	$174	$77	$2,959

Three Months Ended March 31, 2023
Macao:
The Venetian Macao	$446	$39	$13	$51	$9	$558
The Londoner Macao	198	55	14	14	2	283
The Parisian Macao	128	28	9	8	1	174
The Plaza Macao and Four Seasons Macao	109	20	6	36	1	172
Sands Macao	67	4	3	—	—	74
Ferry Operations and Other	—	—	—	—	18	18
	948	146	45	109	31	1,279
Marina Bay Sands	593	97	79	53	26	848
Intercompany royalties	—	—	—	—	48	48
Intercompany eliminations(1)	—	—	—	—	(55)	(55)
Total net revenues	$1,541	$243	$124	$162	$50	$2,120
____________________
(1)Intercompany eliminations include royalties and other intercompany services.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$2	$2
Ferry Operations and Other	6	5
	8	7
Marina Bay Sands	2	—
Intercompany royalties	63	48
Total intersegment revenues	$73	$55

	Three Months Ended March 31,
	2024	2023

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$314	$210
The Londoner Macao	172	56
The Parisian Macao	71	46
The Plaza Macao and Four Seasons Macao	36	75
Sands Macao	12	10
Ferry Operations and Other	5	1
	610	398
Marina Bay Sands	597	394
Consolidated adjusted property EBITDA(1)	1,207	792
Other Operating Costs and Expenses
Stock-based compensation(2)	(6)	(11)
Corporate	(78)	(57)
Pre-opening	(3)	(2)
Development	(53)	(42)
Depreciation and amortization	(320)	(274)
Amortization of leasehold interests in land	(16)	(14)
Loss on disposal or impairment of assets	(14)	(14)
Operating income	717	378
Other Non-Operating Costs and Expenses
Interest income	71	70
Interest expense, net of amounts capitalized	(182)	(218)
Other expense	(6)	(35)
Income tax expense	(17)	(50)
Net income	$583	$145
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
(2)During the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense of $20 million and $22 million, respectively, of which $14 million and $11 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

	Three Months Ended March 31,
	2024	2023

	(In millions)
Capital Expenditures
Corporate and Other	$7	$13
Macao:
The Venetian Macao	38	11
The Londoner Macao	41	24
The Parisian Macao	4	—
The Plaza Macao and Four Seasons Macao	3	2
Sands Macao	4	1
	90	38
Marina Bay Sands	99	115
Total capital expenditures	$196	$166

	March 31, 2024	December 31, 2023

	(In millions)
Total Assets
Corporate and Other	$4,659	$5,167
Macao:
The Venetian Macao	2,886	2,548
The Londoner Macao	4,145	4,193
The Parisian Macao	1,769	1,802
The Plaza Macao and Four Seasons Macao	980	1,059
Sands Macao	257	287
Ferry Operations and Other	263	335
	10,300	10,224
Marina Bay Sands	6,286	6,387
Total assets	$21,245	$21,778

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
The Macao government announced total visitation from mainland China to Macao increased approximately 125.8% during the two months ended February 29, 2024 (the latest statistics currently available), as compared to the same period in 2023. The Macao government also announced gross gaming revenue increased approximately 65.5% during the three months ended March 31, 2024, as compared to the same period in 2023.
Singapore
Our operations in Singapore continued to be positive as travel and tourism spending increased, resulting from the elimination of all remaining COVID-19 border measures in February 2023. Airlift passenger movement has increased with a total of 11 million passengers having passed through Singapore's Changi Airport in January and February 2024 (the latest statistics currently available), an increase of 29% compared to the same period in 2023.
Visitation to Marina Bay Sands continues to improve since the travel restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased to approximately 4.4 million for the three months ended March 31, 2024, from approximately 2.9 million for the same period in 2023.
Summary
We have a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $4.96 billion and access to $1.50 billion, $2.49 billion and $436 million of available borrowing capacity from our LVSC Revolving Facility, 2018 SCL Revolving Facility and 2012 Singapore Revolving Facility, respectively, as of March 31, 2024. We believe we are able to support our continuing operations and complete the major construction projects that are underway.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2023 Annual Report on Form 10-K filed on February 7, 2024.
There were no newly identified significant accounting policies and estimates during the three months ended March 31, 2024, nor were there any material changes to the critical accounting policies and estimates discussed in our 2023 Annual Report.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.30% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 24.6%, 21.1%, 21.5%, 24.3%, 16.8% and 18.9% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 4.1%, 4.0%, 4.0%, 4.6%, 3.0% and 3.7% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 9.6% and 13.5%, respectively, of our table games play was conducted on a credit basis for the three months ended March 31, 2024.
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
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Summary Financial Results
Net revenues for the three months ended March 31, 2024, were $2.96 billion, compared to $2.12 billion for the three months ended March 31, 2023. Operating income was $717 million for the three months ended March 31, 2024, compared to $378 million for the three months ended March 31, 2023. Net income was $583 million for the three months ended March 31, 2024, compared to $145 million for the three months ended March 31, 2023.
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended March 31,
	2024	2023	Percent Change

	(Dollars in millions)
Casino	$2,228	$1,541	44.6%
Rooms	330	243	35.8%
Food and beverage	150	124	21.0%
Mall	174	162	7.4%
Convention, retail and other	77	50	54.0%
Total net revenues	$2,959	$2,120	39.6%
Consolidated net revenues were $2.96 billion for the three months ended March 31, 2024, an increase of $839 million compared to $2.12 billion for the three months ended March 31, 2023. The increase was due to increases of $531 million and $308 million at our Macao operations and Marina Bay Sands, respectively.
Net casino revenues increased $687 million compared to the three months ended March 31, 2023. The increase was due to increases of $421 million and $266 million at our Macao operations and Marina Bay Sands, respectively. The revenue growth at our Macao operations resulted from higher visitation across our properties resulting in increased table games and slot volumes, partially offset by a decrease in table games rolling win and slot hold percentages. Casino revenues at Marina Bay Sands increased due to higher table games and slot volumes, resulting from several events in Singapore driving more visitation, partially offset by a decrease in slot hold percentage.

	Three Months Ended March 31,
	2024	2023	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$638	$446	43.0%
Non-Rolling Chip drop	$2,414	$1,769	36.5%
Non-Rolling Chip win percentage	25.3%	23.6%	1.7	pts
Rolling Chip volume	$1,035	$1,254	(17.5)%
Rolling Chip win percentage	6.71%	5.03%	1.68	pts
Slot handle	$1,490	$1,050	41.9%
Slot hold percentage	3.9%	4.4%	(0.5)	pts

	Three Months Ended March 31,
	2024	2023	Change

	(Dollars in millions)
The Londoner Macao
Total net casino revenues	$419	$198	111.6%
Non-Rolling Chip drop	$1,915	$899	113.0%
Non-Rolling Chip win percentage	21.1%	22.4%	(1.3)	pts
Rolling Chip volume	$1,879	$1,452	29.4%
Rolling Chip win percentage	3.81%	2.36%	1.45	pts
Slot handle	$1,624	$788	106.1%
Slot hold percentage	4.0%	4.1%	(0.1)	pts
The Parisian Macao
Total net casino revenues	$173	$128	35.2%
Non-Rolling Chip drop	$805	$584	37.8%
Non-Rolling Chip win percentage	22.4%	22.6%	(0.2)	pts
Rolling Chip volume	$16	$48	(66.7)%
Rolling Chip win percentage	4.58%	9.58%	(5.00)	pts
Slot handle	$663	$536	23.7%
Slot hold percentage	4.4%	4.1%	0.3	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$70	$109	(35.8)%
Non-Rolling Chip drop	$593	$426	39.2%
Non-Rolling Chip win percentage	26.2%	23.5%	2.7	pts
Rolling Chip volume	$2,500	$1,227	103.7%
Rolling Chip win percentage	(0.58)%	4.11%	(4.69)	pts
Slot handle	$1	$28	(96.4)%
Slot hold percentage	16.2%	8.7%	7.5	pts
Sands Macao
Total net casino revenues	$69	$67	3.0%
Non-Rolling Chip drop	$399	$346	15.3%
Non-Rolling Chip win percentage	15.9%	17.3%	(1.4)	pts
Rolling Chip volume	$11	$30	(63.3)%
Rolling Chip win percentage	3.41%	8.52%	(5.11)	pts
Slot handle	$523	$407	28.5%
Slot hold percentage	3.2%	3.5%	(0.3)	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$859	$593	44.9%
Non-Rolling Chip drop	$2,163	$1,676	29.1%
Non-Rolling Chip win percentage	20.7%	18.9%	1.8	pts
Rolling Chip volume	$8,241	$7,075	16.5%
Rolling Chip win percentage	4.52%	2.96%	1.56	pts
Slot handle	$6,624	$5,563	19.1%
Slot hold percentage	3.6%	4.2%	(0.6)	pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues increased $87 million compared to the three months ended March 31, 2023. The increase was due to increases of $58 million and $29 million at our Macao operations and Marina Bay Sands, respectively. Macao room revenue increased as a result of increased occupancy rates, partially offset by a decrease in ADR due to increased hotel room inventory across the Macao market. Marina Bay Sands room revenues increased as a result of increased ADR, partially offset by a decrease in occupancy rates in connection with room renovations.

	Three Months Ended March 31,
	2024	2023	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$52	$39	33.3%
Occupancy rate	97.7%	85.7%	12.0	pts
Average daily room rate (ADR)	$202	$207	(2.4)%
Revenue per available room (RevPAR)	$198	$177	11.9%
The Londoner Macao
Total room revenues	$89	$55	61.8%
Occupancy rate	96.5%	46.7%	49.8	pts
Average daily room rate (ADR)	$188	$231	(18.6)%
Revenue per available room (RevPAR)	$182	$108	68.5%
The Parisian Macao
Total room revenues	$34	$28	21.4%
Occupancy rate	95.4%	77.8%	17.6	pts
Average daily room rate (ADR)	$156	$156	—%
Revenue per available room (RevPAR)	$148	$121	22.3%
The Plaza Macao and Four Seasons Macao
Total room revenues	$25	$20	25.0%
Occupancy rate	85.4%	66.4%	19.0	pts
Average daily room rate (ADR)	$482	$528	(8.7)%
Revenue per available room (RevPAR)	$412	$351	17.4%
Sands Macao
Total room revenues	$4	$4	—%
Occupancy rate	98.5%	91.0%	7.5	pts
Average daily room rate (ADR)	$176	$167	5.4%
Revenue per available room (RevPAR)	$173	$151	14.6%
Singapore Operations:
Marina Bay Sands(1)
Total room revenues	$126	$97	29.9%
Occupancy rate	95.0%	97.6%	(2.6)	pts
Average daily room rate (ADR)	$713	$594	20.0%
Revenue per available room (RevPAR)	$677	$580	16.7%
__________________________
(1)    During the three months ended March 31, 2024 and 2023, approximately 2,100 and 1,900 rooms were available for occupancy.

Food and beverage revenues increased $26 million compared to the three months ended March 31, 2023. The increase was due to a $24 million and $2 million at our Macao operations and Marina Bay Sands, respectively, driven by increased business volume at food and beverage outlets and banquet operations.
Mall revenues increased $12 million compared to the three months ended March 31, 2023. The increase was driven by a $6 million increase at our Macao operations, primarily driven by increases in occupancy and minimum rent, and a $6 million increase at Marina Bay Sands, driven by increases in minimum rent and overage rent.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended March 31,
	2024	2023	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$54	$51	5.9%
Mall gross leasable area (in square feet)	822,315	818,693	0.4%
Occupancy	82.0%	80.6%	1.4	pts
Base rent per square foot	$283	$265	6.8%
Tenant sales per square foot(1)	$1,859	$1,128	64.8%
Shoppes at Londoner
Total mall revenues	$16	$14	14.3%
Mall gross leasable area (in square feet)	567,013	611,108	(7.2)%
Occupancy	68.6%	55.8%	12.8	pts
Base rent per square foot	$151	$138	9.4%
Tenant sales per square foot(1)	$1,709	$1,191	43.5%
Shoppes at Parisian
Total mall revenues	$7	$8	(12.5)%
Mall gross leasable area (in square feet)	296,352	296,371	—%
Occupancy	68.0%	65.7%	2.3	pts
Base rent per square foot	$112	$113	(0.9)%
Tenant sales per square foot(1)	$664	$435	52.6%
Shoppes at Four Seasons
Total mall revenues	$38	$36	5.6%
Mall gross leasable area (in square feet)	263,484	248,814	5.9%
Occupancy	92.0%	91.6%	0.4	pts
Base rent per square foot	$618	$558	10.8%
Tenant sales per square foot(1)	$6,958	$4,691	48.3%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$59	$53	11.3%
Mall gross leasable area (in square feet)	615,988	622,653	(1.1)%
Occupancy	99.8%	99.7%	0.1	pts
Base rent per square foot	$336	$302	11.3%
Tenant sales per square foot(1)	$3,022	$2,809	7.6%
__________________________
Note:    This table excludes the results of our retail outlets at Sands Macao.
(1)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.

Convention, retail and other revenues increased $27 million compared to the three months ended March 31, 2023. The increase was due to increases of $22 million and $5 million at our Macao operations and Marina Bay Sands, respectively. Increases at our Macao operations were primarily driven by increases of $9 million in ferry operations, $5 million in entertainment revenue and $8 million in limo, convention and other operating revenues (e.g., Eiffel Tower, spa, and gondola rides). Increases at Marina Bay Sands were primarily driven by increases of $2 million in convention revenue, $2 million in entertainment revenue and $1 million in other operating revenues (e.g., SkyPark, ArtScience museum).
Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended March 31,
	2024	2023	Percent Change

	(Dollars in millions)
Casino	$1,180	$874	35.0%
Rooms	78	56	39.3%
Food and beverage	126	104	21.2%
Mall	20	21	(4.8)%
Convention, retail and other	57	39	46.2%
Provision for (recovery of) credit losses	11	(6)	(283.3)%
General and administrative	286	251	13.9%
Corporate	78	57	36.8%
Pre-opening	3	2	50.0%
Development	53	42	26.2%
Depreciation and amortization	320	274	16.8%
Amortization of leasehold interests in land	16	14	14.3%
Loss on disposal or impairment of assets	14	14	—%
Total operating expenses	$2,242	$1,742	28.7%
Operating expenses were $2.24 billion for the three months ended March 31, 2024, an increase of $500 million compared to $1.74 billion for the three months ended March 31, 2023, driven by increased visitation across our properties resulting in increased table game and slot volume and higher room occupancy.
Casino expenses increased $306 million compared to the three months ended March 31, 2023. The increase was primarily attributable to increases of $209 million and $55 million in gaming taxes at our Macao operations and Marina Bay Sands, respectively, consistent with increased casino revenues.
Room expenses increased $22 million compared to the three months ended March 31, 2023. The increase was attributable to increases of $18 million and $4 million at our Macao operations and Marina Bay Sands, respectively, driven by increased occupancy in Macao and higher costs associated with the new and elevated suites and rooms introduced at Marina Bay Sands throughout 2023 and the first quarter of 2024.
Food and beverage expenses increased $22 million compared to the three months ended March 31, 2023. The increase was due to increases of $18 million and $4 million at our Macao operations and Marina Bay Sands, respectively, primarily driven by increased food outlet and banquet operation volumes.
Convention, retail and other expenses increased $18 million compared to the three months ended March 31, 2023, consisting of increases of $14 million and $4 million at our Macao operations and Marina Bay Sands, respectively. The increases were driven by $6 million in entertainment expenses due to increased event volume, $5 million in ferry operation expenses due to increased passenger volume, $3 million in limo expenses and $1 million in convention expenses.
Provision for credit losses was $11 million for three months ended March 31, 2024, compared to a recovery of credit losses of $6 million for the three months ended March 31, 2023. The $17 million increase was driven by an $11 million increase in Macao, due to higher settlements from previously reserved accounts in the prior year same period resulting in a reversal of $8 million and an increase in the provision for the current quarter of $3 million. In addition, an increase of $6 million in Singapore was from higher casino credit extended in the current year. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $35 million compared to the three months ended March 31, 2023. The increase was primarily due to increases of $20 million and $15 million at Marina Bay Sands and our Macao operations, respectively, driven by increases in payroll and marketing costs, utilities and property taxes.
Corporate expense increased $21 million compared to the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company recognized $13 million related to a new shareholder dividend tax agreement with the Macao government, which was finalized on February 7, 2024 and covers from 2023 to 2025.
Development expenses were $53 million for the three months ended March 31, 2024, compared to $42 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, the costs were associated with our evaluation and pursuit of new business opportunities in New York and Texas and our digital gaming related efforts. Development costs are expensed as incurred.
Depreciation and amortization increased $46 million compared to the three months ended March 31, 2023. The increase was primarily due to a $38 million increase at Marina Bay Sands as a result of the completion of renovations that were placed into service throughout 2023 and the first quarter of 2024.
Loss on disposal or impairment of assets was $14 million for three months ended March 31, 2024. The losses incurred for the three months ended March 31, 2024, were due to $10 million in demolition costs primarily related to the upgrade of the Cotai Arena and $3 million related to the renovations at Marina Bay Sands.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Three Months Ended March 31,
	2024	2023	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$314	$210	49.5%
The Londoner Macao	172	56	207.1%
The Parisian Macao	71	46	54.3%
The Plaza Macao and Four Seasons Macao	36	75	(52.0)%
Sands Macao	12	10	20.0%
Ferry Operations and Other	5	1	400.0%
	610	398	53.3%
Marina Bay Sands	597	394	51.5%
Consolidated adjusted property EBITDA(1)	$1,207	$792	52.4%
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

	Three Months Ended March 31,
	2024	2023

	(In millions)
Consolidated adjusted property EBITDA	$1,207	$792

Other Operating Costs and Expenses
Stock-based compensation(a)	(6)	(11)
Corporate	(78)	(57)
Pre-opening	(3)	(2)
Development	(53)	(42)
Depreciation and amortization	(320)	(274)
Amortization of leasehold interests in land	(16)	(14)
Loss on disposal or impairment of assets	(14)	(14)
Operating income	717	378
Other Non-Operating Costs and Expenses
Interest income	71	70
Interest expense, net of amounts capitalized	(182)	(218)
Other expense	(6)	(35)
Income tax expense	(17)	(50)
Net income	$583	$145
__________________________
(a)During the three months ended March 31, 2024 and 2023, we recorded stock-based compensation expense of $20 million and $22 million, respectively, of which $14 million and $11 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations increased $212 million compared with the three months ended March 31, 2023, due to increases in revenues across our operations from increased visitation to our properties in Macao.
Adjusted property EBITDA at Marina Bay Sands increased $203 million compared to the three months ended March 31, 2023, due to increases in revenues across our operations driven by increased visitation, as well as new and elevated suites and rooms and other amenities introduced at Marina Bay Sands during the last twelve months.

Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended March 31,
	2024	2023

	(Dollars in millions)
Interest cost	$185	$219
Less — capitalized interest	(3)	(1)
Interest expense, net	$182	$218
Weighted average total debt balance	$14,070	$16,089
Weighted average interest rate	5.0%	5.4%
Interest cost decreased $34 million compared to the three months ended March 31, 2023, primarily resulting from a decrease in the weighted average interest rate from 5.4% to 5.0% during the three months ended March 31, 2024, when compared to the three months ended March 31, 2023. This is due to an overall decrease in our weighted average total debt balance, due to the $1.95 billion repayment on the SCL Revolving Facility in 2023. Additionally, interest cost decreased $6 million due to the decrease on the coupon rates on our SCL Senior Notes following the credit rating upgrades for the Company and Sands China Ltd. (“SCL”) to BBB- by the S&P on July 26, 2023 and Fitch on February 1, 2024.
Other Factors Affecting Earnings
Interest income was $71 million for the three months ended March 31, 2024, compared to $70 million for the three months ended March 31, 2023. The increase was attributable to higher market rates and increased paid-in-kind interest under the Seller Financing Loan Agreement entered into in connection with the sale of our Las Vegas real property and operations. Our average interest rate on cash and cash equivalents during the three months ended March 31, 2024 was 4.8%, compared to 4.3% for the three months ended March 31, 2023, an increase of 50 basis points. The increase was partially offset by a decrease in cash available to invest in the U.S. due to share repurchases, dividends and development-related spend in the last twelve months.
Other expense was $6 million for the three months ended March 31, 2024, compared to $35 million for the three months ended March 31, 2023. The decrease was primarily attributable to lower foreign currency transaction losses driven by U.S. dollar-denominated debt held by SCL. This was partially offset by foreign currency transaction gains driven by U.S. dollar-denominated intercompany debt held by MBS.
Our income tax expense was $17 million on income before income taxes of $600 million for the three months ended March 31, 2024, resulting in a 2.8% effective income tax rate. This compares to a 25.6% effective income tax rate for the three months ended March 31, 2023. The income tax expense for the three months ended March 31, 2024, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations, and a zero percent rate on our Macao gaming operations due to our income tax exemption in Macao.
On February 5, 2024, the Macao government provided notice that Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd.) and its peers received an income tax exemption on gaming operations for the period January 1, 2023 through December 31, 2027. Additionally, we entered into a shareholder dividend tax agreement with the Macao government in February 2024, effective January 1, 2023 through December 31, 2025, providing an annual payment as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. For the year ended December 31, 2023, income tax expense included an anticipated $57 million shareholder dividend tax based on the information available at the balance sheet date. During the three months ended March 31, 2024, we reversed the $57 million income tax expense and recorded $10 million to corporate expense related to the year ended December 31, 2023, to reflect the terms of the new shareholder dividend tax agreement.
The net income attributable to our noncontrolling interests was $89 million for the three months ended March 31, 2024, compared to a net loss attributable to our noncontrolling interests of $2 million for the three months ended March 31, 2023. These amounts were related to the noncontrolling interest of SCL.

Additional Information Regarding our Retail Mall Operations
We own and operate retail malls at our Integrated Resorts at The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao, The Parisian Macao and Marina Bay Sands. Management believes being in the retail mall business and, specifically, owning some of the largest retail properties in Asia provides meaningful value for us, particularly as the retail market in Asia continues to grow.
Our malls are designed to complement our other unique amenities and service offerings provided by our Integrated Resorts. Our strategy is to seek out desirable tenants that appeal to our patrons and provide a wide variety of shopping options. We generate our mall revenues primarily from leases with tenants through minimum base rents, overage rents and reimbursements for common area maintenance (“CAM”) and other expenditures.
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three months ended March 31, 2024 and 2023:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended March 31, 2024
Mall revenues:
Minimum rents(1)	$45	$31	$10	$4	$42
Overage rents	1	4	2	1	9
CAM, levies and direct recoveries	8	3	4	2	8
Total mall revenues	54	38	16	7	59
Mall operating expenses:
Common area maintenance	3	1	2	1	6
Marketing and other direct operating expenses	2	1	1	1	2
Mall operating expenses	5	2	3	2	8
Property taxes(2)	1	—	—	—	2
Mall-related expenses(3)	$6	$2	$3	$2	$10
For the three months ended March 31, 2023
Mall revenues:
Minimum rents(1)	$41	$30	$8	$5	$38
Overage rents	3	4	3	1	7
CAM, levies and direct recoveries	7	2	3	2	8
Total mall revenues	51	36	14	8	53
Mall operating expenses:
Common area maintenance	3	1	2	1	6
Marketing and other direct operating expenses	3	3	1	1	1
Mall operating expenses	6	4	3	2	7
Property taxes(2)	—	—	—	—	1
Mall-related expenses(3)	$6	$4	$3	$2	$8
____________________
Note: This table excludes the results of our retail outlets at Sands Macao.
(1)Minimum rents include base rents and straight-line adjustments of base rents.
(2)Commercial property that generates rental income is exempt from property tax for the first six years for newly constructed buildings in Cotai. If the property also qualifies for Tourism Utility Status, the property tax exemption can be extended to twelve years with effect from the opening of the property. The exemption for The Venetian Macao and The Plaza Macao and Four Seasons Macao expired, and the exemption for The Londoner Macao and The Parisian Macao will be expiring in December 2027 and September 2028, respectively.
(3)Mall-related expenses consist of CAM, marketing fees and other direct operating expenses, property taxes and provision for credit losses, but excludes depreciation and amortization and general and administrative costs.

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
Macao
As part of the Concession entered into by VML and the Macao government, VML has a financial commitment to spend 35.80 billion patacas (approximately $4.44 billion at exchange rates in effect on March 31, 2024) through 2032 on both capital and operating projects, including 33.36 billion patacas (approximately $4.14 billion at exchange rates in effect on March 31, 2024) in non-gaming projects that will also appeal to international visitors.
We continue work on Phase II of The Londoner Macao, which includes the renovation of the rooms in the Sheraton and Conrad hotel towers, an upgrade of the gaming areas and the addition of new attractions, dining, retail and entertainment offerings. These projects have a total estimated cost of $1.2 billion and are expected to be substantially completed in early 2025.
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
The Second Development Agreement provides for a total minimum project cost of approximately 4.5 billion Singapore dollars (“SGD,” approximately $3.3 billion at exchange rates in effect on March 31, 2024). The estimated cost and timing of the total project will be updated as we complete design and begin construction. We expect the total project cost will materially exceed the amounts referenced above from April 2019 based on current market conditions due to inflation, higher material and labor costs and other factors. We have incurred approximately $1.10 billion as of March 31, 2024, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS Expansion Project site.
On April 3, 2024, MBS and the STB entered into a letter agreement, which further extended the construction commencement deadline to July 8, 2025 and the construction completion deadline to July 8, 2029.
The renovation of Towers 1 and 2 of Marina Bay Sands is now complete and has introduced world class suites and other luxury amenities at a cost of approximately $1.0 billion. We are continuing with the renovation of the Tower 3 hotel rooms into world class suites and other property changes at an estimated cost of approximately $750 million, with an expected completion by 2025. These renovations at Marina Bay Sands are substantially upgrading the overall guest experience for its premium customers, including new dining and retail experiences, and upgrading the casino floor, among other things. These projects are in addition to the previously announced plans for the MBS Expansion Project.

New York
On June 2, 2023, we paid $241 million to acquire the Nassau Veterans Memorial Coliseum (the “Nassau Coliseum”) from Nassau Live Center, LLC and related entities, the owners and operators of an entertainment arena in the State of New York. The purchase of the Nassau Coliseum, which continues to operate following the closing of the sale, primarily included the fixed assets related to the arena and the right to lease the underlying land from the owner, the County of Nassau (“the County”) in the State of New York. We purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. There is no assurance we will be able resolve certain matters associated with the right to lease the underlying land from the County or to obtain such casino license. Refer to “Note 7 — Leases” for further details.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	2024	2023

	(In millions)
Net cash generated from operating activities	$714	$441
Cash flows from investing activities:
Capital expenditures	(196)	(166)
Acquisition of intangible assets and other	(4)	(16)
Net cash used in investing activities	(200)	(182)
Cash flows from financing activities:
Repurchase of common stock	(450)	—
Dividends paid	(151)	—
Repayments on long-term debt	(17)	(17)
Payments of financing costs	—	(1)
Other	(21)	(18)
Net cash used in financing activities	$(639)	$(36)
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis and to a lesser extent as a trade receivable. Operating cash flows are generally affected by changes in operating income, accounts receivable, gaming related liabilities and interest payments. Cash flows from operating activities for the three months ended March 31, 2024, increased $273 million as compared to the three months ended March 31, 2023. The increase in cash generated from operations was primarily due to our Macao and Singapore operations generating increased operating income driven by increased visitation in both Macao and Singapore. The increase was partially offset by decreases in cash related to changes in working capital due to our gaming operations.
Cash Flows — Investing Activities
Capital expenditures for the three months ended March 31, 2024, totaled $196 million. Included in this amount was $99 million for construction activities at Marina Bay Sands in Singapore, primarily due to the room renovations being completed across the property. Capital expenditures were $90 million for construction and development activities in Macao, which consisted of $41 million for The Londoner Macao, $38 million for The Venetian Macao, $4 million for Sands Macao, $4 million for The Parisian Macao and $3 million for The Plaza Macao and Four Seasons Macao. Additionally, we funded $7 million for corporate and other costs.

Capital expenditures for the three months ended March 31, 2023, totaled $166 million. Included in this amount was $115 million for construction activities at Marina Bay Sands in Singapore and $38 million for construction and development activities in Macao, which consisted of $24 million for The Londoner Macao, $11 million for The Venetian Macao, $2 million for The Plaza Macao and Four Seasons Macao and $1 million for Sands Macao. Additionally, we funded $13 million for corporate and other costs.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $639 million for the three months ended March 31, 2024, which was primarily attributable to $450 million for common stock repurchases, $151 million for dividend payments related to our stockholder return of capital program, $19 million in other financial liability payments and $17 million in repayments on long-term debt.
Net cash flows used in financing activities were $36 million for the three months ended March 31, 2023, which was primarily attributable to $17 million in repayments on long-term debt and $17 million in other financial liability payments.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments and operating cash flows.
On April 3, 2024, LVSC entered into a revolving credit agreement with the arrangers and lenders named therein and The Bank of Nova Scotia, as administrative agent for the lenders (the “2024 LVSC Revolving Credit Agreement”), pursuant to which the lenders provided unsecured, revolving credit commitments to LVSC in an aggregate principal amount of $1.50 billion (the “2024 LVSC Revolving Facility”), which are available until April 3, 2029, and include a $150 million sub-facility for letters of credit. LVSC may utilize the proceeds of the loans for general corporate purposes and working capital requirements of LVSC and its subsidiaries and any other purpose not prohibited by the 2024 LVSC Revolving Credit Agreement. Upon entering into the 2024 LVSC Revolving Credit Agreement, the existing LVSC Revolving Credit Agreement was terminated. The terms and conditions under the 2024 LVSC Revolving Credit Agreement are similar to those under the LVSC Revolving Credit Facility. Refer to “Note 3 — Long-term Debt” for further details.
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio, as defined per the respective facility agreements. As of March 31, 2024, our U.S., SCL and Singapore leverage ratios, as defined per the respective credit facility agreements, were 3.19x, 3.16x and 1.54x, respectively, compared to the maximum leverage ratios allowed of 4.00x, 6.25x and 4.50x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
We held unrestricted cash and cash equivalents of approximately $4.96 billion and restricted cash of approximately $124 million as of March 31, 2024, of which approximately $2.50 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.50 billion, approximately $2.02 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to levels of earnings, cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, laws and regulations currently applicable to our subsidiaries and restrictions in connection with their contractual arrangements. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
We believe we have a strong balance sheet and sufficient liquidity in place, including unrestricted cash and cash equivalents of $4.96 billion and cash flow generated from operations, as well as the $4.43 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit, and SGD 3.69 billion (approximately $2.73 billion at exchange rates in effect on March 31, 2024) under our Singapore Delayed Draw Term Facility as of March 31, 2024 (only available for draws after the construction cost estimate and construction schedule for the MBS Expansion Project have been delivered to the lenders). We believe we are well positioned to support our operations, maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments, as well as meet our commitments under the Macao Concession. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure.
In February 2024, we paid a quarterly dividend of $0.20 per common share as part of a regular cash dividend program and, during the three months ended March 31, 2024, recorded $151 million as a distribution against retained earnings. In April 2024, our Board of Directors declared a quarterly dividend of $0.20 per common share (a total estimated to be approximately $149 million) to be paid on May 15, 2024, to stockholders of record on May 7, 2024. We expect this level of dividend to continue quarterly through the remainder of 2024. Our Board of Directors will continue to assess the level of appropriateness of any cash dividends.
Share Repurchase Program
During the three months ended March 31, 2024, we repurchased 8,576,873 shares of our common stock for $455 million (including commissions and $5 million in excise tax) under our share repurchase program. All share repurchases of our common stock have been recorded as treasury stock.
We have approximately $1.05 billion remaining under our authorized share repurchase program. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, cash flows, legal requirements, other investment opportunities and market conditions.
Aggregate Indebtedness and Other Contractual Obligations
As of March 31, 2024, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023, with the exception of the decrease in fixed interest payments on the SCL Senior Notes due to an upgraded credit rating from Fitch. This will result in a decrease of interest expense of approximately $14 million for year ending December 31, 2024, and decreases as the SCL Senior Notes are repaid based on each of their set maturity dates.
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
As of March 31, 2024, the estimated fair value of our long-term debt was approximately $13.45 billion, compared to its contractual value of $14.01 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $281 million. A hypothetical 100 basis point change in Secured Overnight Financing Rate (“SOFR”), Hong Kong Inter-Bank Offered Rate (“HIBOR”) and Swap Offer Rate (“SOR”) would cause our annual interest cost on our long-term debt to change by approximately $28 million.
Foreign currency transaction losses were $6 million for the three months ended March 31, 2024, primarily due to U.S. dollar denominated debt issued by SCL. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of March 31, 2024, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $36 million, and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $56 million (net of the impact from the foreign currency swap agreements). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2024, and have concluded they are effective at the reasonable assurance level.
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

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
January 1, 2024 — January 31, 2024	1,006,754	$49.80	1,006,754	$1,445
February 1, 2024 — February 29, 2024	4,881,117	$53.24	4,881,117	$1,185
March 1, 2024 — March 31, 2024	2,689,002	$52.06	2,689,002	$1,045
__________________________
(1)Calculated excluding commissions.
(2)In November 2016, the Company’s Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which was to expire on November 2, 2018. In June 2018, our Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion and extending the expiration date to November 2020. In October 2020, our Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022, and in October 2022, our Board of Directors authorized the further extension of the expiration date of the remaining repurchase amount of $916 million to November 2024. On October 16, 2023, our Board of Directors authorized increasing the remaining share repurchase amount of $916 million to $2.0 billion and extending the expiration date from November 2024 to November 3, 2025. All repurchases under the stock repurchase program are made from time to time at our discretion in accordance with applicable federal securities laws. All share repurchases of our common stock have been recorded as treasury stock.
ITEM 5 — OTHER INFORMATION
During the quarter ended March 31, 2024, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1*†
Revolving Credit Agreement, dated as April 3, 2024, by and among Las Vegas Sands Corp., as borrower, the lenders and issuing banks from time to time party thereto and The Bank of Nova Scotia, as administrative agent, swingline lender and an issuing bank. (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on April 3, 2024).

10.2
Letter Agreement, dated April 1, 2024 and effective April 3, 2024, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on April 5, 2024).

10.3
First Amendment to Employment Agreement, dated January 25, 2024, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Randy A. Hyzak (incorporated by reference from Exhibit 10.52 to the Company’s annual report on Form 10-K (File No. 001-32373) filed on February 7, 2024).

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
____________________
*    Certain exhibits and schedules to the Revolving Credit Agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
†    Certain identified information has been redacted from the Revolving Credit Agreement in accordance with Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.
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

LAS VEGAS SANDS CORP.

April 19, 2024	By:	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

April 19, 2024	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)