Form 10-Q
period 2024-06-30
LAS VEGAS SANDS CORP
filed 2024-07-26
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32373

LAS VEGAS SANDS CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-0099920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5420 S. Durango Dr., Las Vegas, Nevada, 89113
(Address of principal executive offices) (Zip Code)
(702) 923-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.001 par value)	LVS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2024
Common Stock ($0.001 par value)	736,431,728 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,711	$5,105
Accounts receivable, net of provision for credit losses of $206 and $201	436	484
Inventories	37	38
Prepaid expenses and other	148	150
Total current assets	5,332	5,777
Loan receivable	1,228	1,194
Property and equipment, net	11,367	11,439
Restricted cash and cash equivalents	125	124
Deferred income taxes, net	124	121
Leasehold interests in land, net	2,098	2,249
Goodwill and intangible assets, net	572	598
Other assets, net	267	276
Total assets	$21,113	$21,778
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$149	$167
Construction payables	273	146
Other accrued liabilities	1,773	1,948
Income taxes payable	244	261
Current maturities of long-term debt	930	1,900
Total current liabilities	3,369	4,422
Other long-term liabilities	869	936
Deferred income taxes	173	187
Long-term debt	12,808	12,129
Total liabilities	17,219	17,674
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 834 and 833 shares issued, 736 and 753 shares outstanding	1	1
Treasury stock, at cost, 98 and 80 shares	(5,850)	(4,991)
Capital in excess of par value	6,508	6,481
Accumulated other comprehensive income (loss)	(53)	27
Retained earnings	3,148	2,600
Total Las Vegas Sands Corp. stockholders’ equity	3,754	4,118
Noncontrolling interests	140	(14)
Total equity	3,894	4,104
Total liabilities and equity	$21,113	$21,778
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,035	$1,862	$4,263	$3,403
Rooms	313	296	643	539
Food and beverage	148	143	298	267
Mall	174	172	348	334
Convention, retail and other	91	69	168	119
Net revenues	2,761	2,542	5,720	4,662
Operating expenses:
Casino	1,141	1,034	2,321	1,908
Rooms	77	71	155	127
Food and beverage	124	117	250	221
Mall	19	21	39	42
Convention, retail and other	58	50	115	89
Provision for (recovery of) credit losses	4	5	15	(1)
General and administrative	268	279	554	530
Corporate	69	60	147	117
Pre-opening	3	8	6	10
Development	61	54	114	96
Depreciation and amortization	316	288	636	562
Amortization of leasehold interests in land	14	14	30	28
Loss on disposal or impairment of assets	16	4	30	18
	2,170	2,005	4,412	3,747
Operating income	591	537	1,308	915
Other income (expense):
Interest income	80	76	151	146
Interest expense, net of amounts capitalized	(186)	(210)	(368)	(428)
Other income (expense)	11	14	5	(21)
Income before income taxes	496	417	1,096	612
Income tax expense	(72)	(49)	(89)	(99)
Net income	424	368	1,007	513
Net income attributable to noncontrolling interests	(71)	(56)	(160)	(54)
Net income attributable to Las Vegas Sands Corp.	$353	$312	$847	$459
Earnings per share:
Basic	$0.48	$0.41	$1.14	$0.60
Diluted	$0.48	$0.41	$1.13	$0.60
Weighted average shares outstanding:
Basic	740	764	745	764
Diluted	741	767	747	767
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions) (Unaudited)
Net income	$424	$368	$1,007	$513
Currency translation adjustment	(13)	(52)	(70)	(29)
Cash flow hedge fair value adjustment	(2)	(1)	(14)	(6)
Total comprehensive income	409	315	923	478
Comprehensive income attributable to noncontrolling interests	(71)	(55)	(156)	(53)
Comprehensive income attributable to Las Vegas Sands Corp.	$338	$260	$767	$425
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at March 31, 2023	$1	$(4,481)	$6,694	$11	$1,831	$(227)	$3,829
Net income	—	—	—	—	312	56	368
Currency translation adjustment	—	—	—	(51)	—	(1)	(52)
Cash flow hedge fair value adjustment	—	—	—	(1)	—	—	(1)
Exercise of stock options	—	—	3	—	—	—	3
Stock-based compensation	—	—	11	—	—	1	12
Balance at June 30, 2023	$1	$(4,481)	$6,708	$(41)	$2,143	$(171)	$4,159

Balance at January 1, 2023	$1	$(4,481)	$6,684	$(7)	$1,684	$(225)	$3,656
Net income	—	—	—	—	459	54	513
Currency translation adjustment	—	—	—	(29)	—	—	(29)
Cash flow hedge fair value adjustment	—	—	—	(5)	—	(1)	(6)
Exercise of stock options	—	—	3	—	—	—	3
Stock-based compensation	—	—	22	—	—	1	23
Tax withholding on vesting of equity awards	—	—	(1)	—	—	—	(1)
Balance at June 30, 2023	$1	$(4,481)	$6,708	$(41)	$2,143	$(171)	$4,159

Balance at March 31, 2024	$1	$(5,446)	$6,493	$(38)	$2,943	$72	$4,025
Net income	—	—	—	—	353	71	424
Currency translation adjustment	—	—	—	(13)	—	—	(13)
Cash flow hedge fair value adjustment	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	14	—	—	—	14
Tax withholding on vesting of equity awards	—	—	(2)	—	—	—	(2)
Settlement of forward contract for purchase of noncontrolling interest	—	—	3	—	—	(3)	—
Repurchase of common stock	—	(404)	—	—	—	—	(404)
Dividends declared ($0.20 per share) (Note 5)	—	—	—	—	(148)	—	(148)
Balance at June 30, 2024	$1	$(5,850)	$6,508	$(53)	$3,148	$140	$3,894

Balance at January 1, 2024	$1	$(4,991)	$6,481	$27	$2,600	$(14)	$4,104
Net income	—	—	—	—	847	160	1,007
Currency translation adjustment	—	—	—	(70)	—	—	(70)
Cash flow hedge fair value adjustment	—	—	—	(10)	—	(4)	(14)
Stock-based compensation	—	—	28	—	—	1	29
Tax withholding on vesting of equity awards	—	—	(4)	—	—	—	(4)
Settlement of forward contract for purchase of noncontrolling interest	—	—	3	—	—	(3)	—
Repurchase of common stock	—	(859)	—	—	—	—	(859)
Dividends declared ($0.40 per share) (Note 5)	—	—	—	—	(299)	—	(299)
Balance at June 30, 2024	$1	$(5,850)	$6,508	$(53)	$3,148	$140	$3,894
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023

	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$1,007	$513
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	636	562
Amortization of leasehold interests in land	30	28
Amortization of deferred financing costs and original issue discount	30	31
Change in fair value of derivative asset/liability	—	(3)
Paid-in-kind interest income	(35)	(14)
Loss on disposal or impairment of assets	12	8
Stock-based compensation expense	29	22
Provision for (recovery of) credit losses	15	(1)
Foreign exchange (gain) loss	(6)	24
Deferred income taxes	(14)	(10)
Changes in operating assets and liabilities:
Accounts receivable	26	(71)
Other assets	(4)	(34)
Accounts payable	(16)	46
Other liabilities	(182)	281
Net cash generated from operating activities	1,528	1,382
Cash flows from investing activities:
Capital expenditures	(481)	(362)
Proceeds from disposal of property and equipment	1	—
Acquisition of intangible assets and other	(8)	(239)
Net cash used in investing activities	(488)	(601)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	3
Tax withholding on vesting of equity awards	(4)	(1)
Repurchase of common stock	(850)	—
Dividends paid	(299)	—
Proceeds from long-term debt	1,748	—
Repayments of long-term debt	(1,960)	(1,287)
Payments of financing costs	(20)	(1)
Other	(23)	(21)
Net cash used in financing activities	(1,408)	(1,307)
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	(25)	(18)
Decrease in cash, cash equivalents and restricted cash and cash equivalents	(393)	(544)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	5,229	6,436
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$4,836	$5,892
Supplemental disclosure of cash flow information
Cash payments for interest, net of amounts capitalized	$354	$391
Cash payments for taxes, net of refunds	$115	$86
Change in construction-related payables	$147	$(10)
Excise tax accrued on repurchase of common stock	$9	$—

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
The Macao government announced total visitation from mainland China to Macao increased approximately 52.9% during the six months ended June 30, 2024, as compared to the same period in 2023. The Macao government also announced gross gaming revenue increased approximately 41.9% during the six months ended June 30, 2024, as compared to the same period in 2023.
Singapore
The Company’s operations in Singapore continued to be positive as travel and tourism spending increased, resulting from the elimination of all remaining COVID-19 border measures in February 2023.
Visitation to Marina Bay Sands continues to improve since the travel restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased to approximately 8.2 million for the six months ended June 30, 2024, from approximately 6.3 million for the same period in 2023.
Development Projects
Macao
As part of the gaming concession entered into by Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd., a majority-owned subsidiary of the Company) and the Macao government, VML has a financial commitment to spend 35.80 billion patacas (approximately $4.45 billion at exchange rates in effect on June 30, 2024) through 2032 on both capital and operating projects, including 33.36 billion patacas (approximately $4.15 billion at exchange rates in effect on June 30, 2024) in non-gaming projects that will also appeal to international visitors.
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
The Second Development Agreement provides for a total minimum project cost of approximately 4.5 billion Singapore dollars (“SGD,” approximately $3.3 billion at exchange rates in effect on June 30, 2024). The estimated cost and timing of the total project will be updated as the Company completes design and begins construction. The Company expects the total project cost will materially exceed the amounts referenced above from April 2019 based on current market conditions due to inflation, higher material and labor costs and other factors. The Company has incurred approximately $1.10 billion as of June 30, 2024, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS Expansion Project site.
On April 3, 2024, MBS and the STB entered into a letter agreement, which further extended the construction commencement deadline to July 8, 2025 and the construction completion deadline to July 8, 2029.
The renovation of Towers 1 and 2 of Marina Bay Sands is now complete and has introduced world class suites and other luxury amenities at a cost of approximately $1.0 billion. The Company is continuing with the renovation of the Tower 3 hotel rooms into world class suites and other property changes at an estimated cost of approximately $750 million, with an expected completion by 2025. These renovations at Marina Bay Sands are substantially upgrading the overall guest experience for its premium customers, including new dining and retail experiences, and upgrading the casino floor, among other things. These projects are in addition to the MBS Expansion Project.
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
Note 2 — Accounts Receivable, Net and Customer Contract Related Liabilities
Accounts Receivable and Provision for Credit Losses
Accounts receivable consists of the following:

	June 30, 2024	December 31, 2023

	(In millions)
Casino	$555	$483
Rooms	31	33
Mall	21	126
Other	35	43
	642	685
Less - provision for credit losses	(206)	(201)
	$436	$484

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	2024	2023

	(In millions)
Balance at January 1	$201	$217
Current period provision for (recovery of) credit losses	15	(1)
Write-offs	(7)	(11)
Recoveries of receivables previously written-off	1	—
Exchange rate impact	(4)	(2)
Balance at June 30	$206	$203
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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2024	2023	2024	2023	2024	2023

	(In millions)
Balance at January 1	$135	$81	$45	$72	$690	$614
Balance at June 30	109	137	39	66	713	654
Increase (decrease)	$(26)	$56	$(6)	$(6)	$23	$40
____________________
(1)Of this amount, $171 million and $167 million as of June 30 and January 1, 2024, respectively, and $154 million and $149 million as of June 30 and January 1, 2023, respectively, related to mall deposits that are accounted for based on lease terms usually greater than one year.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 3 — Long-Term Debt
Long-term debt consists of the following:

	June 30, 2024	December 31, 2023

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $2)	$—	$1,748
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $1)	499	499
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	996	995
5.900% Senior Notes due 2027 (net of unamortized original issue discount and deferred financing costs of $6)	744	—
6.000% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $5)	495	—
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $5 and $6, respectively)	745	744
6.200% Senior Notes due 2034 (net of unamortized original issue discount and deferred financing costs of $5)	495	—
Macao Related(1):
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $3 and $4, respectively)	1,622	1,796
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $3 and $4, respectively)	797	796
2.300% Senior Notes due 2027 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	696	695
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $10 and $11, respectively)	1,890	1,889
2.850% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $5)	645	645
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $6 and $7, respectively)	694	693
3.250% Senior Notes due 2031 (net of unamortized original issue discount and deferred financing costs of $5)	595	595
Other(2)	16	19
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $18 and $24, respectively)	2,761	2,867
2012 Singapore Delayed Draw Term Facility	46	47
Other	2	1
	13,738	14,029
Less — current maturities	(930)	(1,900)
Total long-term debt	$12,808	$12,129
____________________
(1)Unamortized deferred financing costs of $49 million and $59 million as of June 30, 2024 and December 31, 2023, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility, are included in “Other assets, net,” and “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(2)Includes finance leases related to Macao of $16 million and $18 million as of June 30, 2024 and December 31, 2023, respectively.
LVSC Senior Notes
On May 16, 2024, LVSC issued, in an underwritten public offering, three series of senior unsecured notes in an aggregate principal amount of $1.75 billion, consisting of $750 million of 5.900% Senior Notes due June 1, 2027 (the “2027 LVSC Senior Notes”), $500 million of 6.000% Senior Notes due August 15, 2029 (the “2029 LVSC Senior Notes”) and $500 million of 6.200% Senior Notes due August 15, 2034 (the “2034 LVSC Senior Notes” and, together with the 2027 LVSC Senior Notes and the 2029 LVSC Senior Notes, the “LVSC Senior Notes”). There are no interim principal payments on the LVSC Senior Notes and interest is payable semi-annually in arrears on December 1 and June 1, commencing on December 1, 2024, with respect to the 2027 LVSC Senior Notes and on February 15 and August 15, commencing on February 15, 2025, with respect to the 2029 LVSC Senior Notes and the 2034 LVSC Senior Notes.
The LVSC Senior Notes are senior unsecured obligations of LVSC. Each series of LVSC Senior Notes rank equally in right of payment with all of LVSC’s other unsecured and unsubordinated obligations, if any. None of LVSC’s subsidiaries guarantee the LVSC Senior Notes.
The LVSC Senior Notes were issued pursuant to supplemental indentures, dated May 16, 2024 (the “Supplemental Indentures”), between LVSC and U.S. Bank Trust Company, National Association, as trustee. The Supplemental Indentures contain covenants, subject to customary exceptions and qualifications, that limit the ability of LVSC and its subsidiaries to, among other things, incur liens, enter into sale and leaseback transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets on a consolidated basis. The Supplemental Indentures also provide for customary events of default.
The net proceeds from the offering and cash on hand were used to redeem in full the outstanding principal amount of the $1.75 billion 3.200% Senior Notes due August 8, 2024 (the “2024 LVSC Senior Notes”) and any accrued interest. As a result, the Company recorded a $1 million loss on early retirement of debt during the three months ended June 30, 2024.
LVSC Revolving Facility
On April 3, 2024, LVSC entered into a new revolving credit agreement, as further described below, and upon entering into the new agreement, the then-existing LVSC Revolving Credit Agreement was terminated.
2024 LVSC Revolving Facility
On April 3, 2024, LVSC entered into a revolving credit agreement with the arrangers and lenders named therein and The Bank of Nova Scotia, as administrative agent for the lenders (the “2024 LVSC Revolving Credit Agreement”), pursuant to which the lenders provided unsecured, revolving credit commitments to LVSC in an aggregate principal amount of $1.50 billion (the “2024 LVSC Revolving Facility”), which are available until April 3, 2029, and include a $150 million sub-facility for letters of credit. LVSC may utilize the proceeds of the loans for general corporate purposes and working capital requirements of LVSC and its subsidiaries and any other purpose not prohibited by the 2024 LVSC Revolving Credit Agreement. As of June 30, 2024, the Company had $1.50 billion of available borrowing capacity under the 2024 LVSC Revolving Facility, net of outstanding letters of credit.
The loans made under the 2024 LVSC Revolving Credit Agreement will bear interest at either, at LVSC’s option, (x) an adjusted SOFR rate, plus an applicable margin ranging from 1.125% to 1.550% per annum, or (y) at an alternate base rate, plus an applicable margin ranging from 0.125% to 0.550% per annum, in each case, depending on LVSC’s corporate family credit rating. Under the 2024 LVSC Revolving Credit Agreement, LVSC must pay a commitment fee quarterly in arrears on the undrawn portion of the revolving commitments, which commitment fee ranges from 0.125% to 0.250% per annum, depending on LVSC’s corporate family credit rating.
The 2024 LVSC Revolving Credit Agreement contains customary affirmative and negative covenants, in each case, subject to customary exceptions and thresholds, including a financial covenant limiting LVSC and its Restricted Subsidiaries (as defined in the agreement) to a maximum consolidated net leverage ratio of 4.0x as of the last day of each fiscal quarter. The negative covenants include, among other things, limitations on (i) the incurrence

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
of liens on the assets of LVSC and its Restricted Subsidiaries, (ii) the incurrence of indebtedness by the Restricted Subsidiaries, (iii) the merger, consolidation or liquidation of LVSC or the sale of all or substantially all of LVSC’s assets and (iv) investments in subsidiaries of LVSC that are not Restricted Subsidiaries.
The 2024 LVSC Revolving Credit Agreement also contains customary events of default, including payment defaults, cross defaults to material debt, bankruptcy and insolvency, breaches of covenants and inaccuracy of representations and warranties, in each case subject to customary grace periods. In the case of a continuing event of default, the majority of lenders would be entitled to exercise various remedies, including the termination of any unused commitments and acceleration of any then-outstanding amounts due under the 2024 LVSC Revolving Credit Agreement.
SCL Senior Notes
During the three months ended June 30, 2024, Sands China Ltd. (“SCL”) repurchased $175 million of the outstanding principal amount of $1.80 billion of its 5.125% Senior Notes due August 8, 2025 (“2025 SCL Senior Notes”), resulting in a gain on early retirement of debt of approximately $1 million. As of June 30, 2024, the 2025 SCL Senior Notes had a remaining aggregate principal amount of $1.63 billion.
On February 1, 2024, Fitch upgraded the credit rating for the Company and SCL to BBB-. As a result of the upgrade, the coupon on each series of the outstanding SCL senior notes decreased by 0.25% per annum effective on the first interest payment date after February 1, 2024.
2018 SCL Credit Facility
As of June 30, 2024, SCL had $2.50 billion of available borrowing capacity under the 2018 SCL Revolving Facility comprised of Hong Kong dollar (“HKD”) commitments of HKD 17.63 billion (approximately $2.26 billion at exchange rates in effect on June 30, 2024) and U.S. dollar commitments of $237 million.
2012 Singapore Credit Facility
As of June 30, 2024, MBS had SGD 589 million (approximately $433 million at exchange rates in effect on June 30, 2024) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee for SGD 153 million (approximately $113 million at exchange rates in effect on June 30, 2024) pursuant to the Second Development Agreement.
As of June 30, 2024, there was SGD 3.69 billion (approximately $2.71 billion at exchange rates in effect on June 30, 2024) left of total borrowing capacity, which is only available to be drawn under the Singapore Delayed Draw Term Facility after the construction cost estimate and construction schedule for the MBS Expansion Project are delivered to lenders. The Company does not anticipate material spend related to the MBS Expansion Project prior to the delivery of these items to the lenders.
Debt Covenant Compliance
As of June 30, 2024, management believes the Company was in compliance with all debt covenants.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Six Months Ended June 30,
	2024	2023

	(In millions)
Proceeds from LVSC Senior Notes	$1,748	$—
	$1,748	$—

Repayment on 2024 LVSC Senior Notes	$(1,750)	$—
Repurchase of 2025 SCL Senior Notes	(174)	—
Repayments on 2018 SCL Credit Facility	—	(1,198)
Repayments on 2012 Singapore Credit Facility	(31)	(31)
Repayments on Other Long-Term Debt	(5)	(58)
	$(1,960)	$(1,287)
Note 4 — Derivative Instruments
During the year ended December 31, 2021, the Company entered into a foreign currency swap agreement, which was designated as a hedge of the cash flows related to a portion of the 2025 SCL Senior Notes (the “2025 Swap”). The 2025 Swap has a total notional value of $1.0 billion and expires in August 2025. During the six months ended June 30, 2024, the Company entered into additional foreign currency swap agreements, which were designated as hedges of the cash flows related to portions of the 2028 SCL Senior Notes (the “2028 Swaps”) and the 2029 SCL Senior Notes (the “2029 Swap”). The 2028 Swaps have a total notional value of $1.42 billion and expire in August 2028. The 2029 Swap has a total notional value of $100 million and expires in March 2029. The objective of these agreements is to manage the risk of changes in cash flows resulting from foreign currency gains/losses realized upon remeasurement of U.S. dollar denominated SCL Senior Notes by swapping a specified amount of Hong Kong dollars for U.S. dollars at the contractual spot rate.
As of June 30, 2024, the total fair value of the 2025 Swap, the 2028 Swaps and the 2029 Swap (together, the “FX Swaps”) is recorded as a liability in “Other long-term liabilities.” The fair value of the FX Swaps was estimated using Level 2 inputs from recently reported market transactions of foreign currency exchange rates. The changes in fair value of the FX Swaps were recognized as other comprehensive income in the accompanying condensed consolidated balance sheets. Additionally, the foreign currency gains/losses incurred from the remeasurement of the portion of the SCL Senior Notes being hedged were also recognized in “Other comprehensive income.” Refer to “Note 8 — Fair Value Disclosures” for further details.
Note 5 — Equity and Earnings Per Share
Common Stock
Dividends
On February 14 and May 15, 2024, the Company paid a quarterly dividend of $0.20 per common share as part of a regular cash dividend program. During the six months ended June 30, 2024, the Company recorded $299 million as a distribution against retained earnings.
In July 2024, the Company’s Board of Directors declared a quarterly dividend of $0.20 per common share (a total estimated to be approximately $147 million) to be paid on August 14, 2024, to stockholders of record on August 6, 2024.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Share Repurchases
During the six months ended June 30, 2024, the Company repurchased 17,316,119 shares of its common stock for approximately $859 million (including commissions and $9 million in excise tax) under the Company's current program. During the six months ended June 30, 2023, no shares of its common stock were repurchased. All share repurchases of the Company's common stock have been recorded as treasury stock in the accompanying condensed consolidated balance sheets. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions.
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
The following table summarizes the net income attributable to LVSC and transfers from the noncontrolling interest, which shows the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Net income attributable to LVSC	$353	$312	$847	$459
Transfer from noncontrolling interest:
Increase in LVSC's paid-in-capital for purchase of subsidiary shares	3	—	3	—
Changes from net income attributable to LVSC and transfers from noncontrolling interest	$356	$312	$850	$459

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	740	764	745	764
Potential dilution from stock options and restricted stock and stock units	1	3	2	3
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	741	767	747	767
Antidilutive stock options excluded from the calculation of diluted earnings per share	10	2	10	3
Note 6 — Income Taxes
The Company’s effective income tax rate was 8.1% for the six months ended June 30, 2024, compared to 16.2% for the six months ended June 30, 2023. The effective income tax rate for the six months ended June 30, 2024, reflects a 17% statutory tax rate on the Company’s Singapore operations, a 21% corporate income tax rate on its domestic operations, and a zero percent tax rate on its Macao gaming operations due to the Company’s income tax exemption in Macao.
On February 5, 2024, the Macao government provided notice that VML and its peers received an exemption from Macao’s corporate income tax on profits generated by the operation of casino games of chance for the period from January 1, 2023 through December 31, 2027.
Additionally, on February 7, 2024, the Company entered into a shareholder dividend tax agreement with the Macao government, effective for the period from January 1, 2023 through December 31, 2025, providing for an annual payment at an applicable rate of gross gaming revenue as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. For the year ended December 31, 2023, income tax expense included an anticipated $57 million shareholder dividend tax based on the information available at the balance sheet date. During the three months ended March 31, 2024, the Company reversed the $57 million of income tax expense and recorded $10 million to corporate expense related to the year ended December 31, 2023, to reflect the terms of the new shareholder dividend tax agreement.
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
On February 23, 2024, the New York State Supreme Court ruled the Original Lease has been terminated and the Company currently has no leasehold interest in the land upon which the Nassau Coliseum sits. On February 27, 2024, the respondents appealed the decision, order and interlocutory judgment. On March 29, 2024, the Appellate Division: Second Judicial Department denied respondents’ motion to stay enforcement of the decision, order and interlocutory judgment. Subsequent to this order, the Company entered into a use and occupancy permit (the “Permit”) with the County to allow the Company to continue operating the Nassau Coliseum for a nominal $1 fee. The Company considered the accounting guidance under ASC 842 and determined the Permit meets the definition of a lease as it conveys the right to control the use of the associated assets for a specified period of time. Consequently, the Original Lease was deemed to be modified, maintaining the operating lease classification. The lease liability was reduced to $0 and an equivalent adjustment was made to the related right-of-use asset, reducing it to $73 million.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Lessor
Lease revenue for the Company’s mall operations consists of the following:

	Three Months Ended June 30,
	2024		2023
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$136	$1	$123	$1
Overage rents	13	—	25	—
	$149	$1	$148	$1

	Six Months Ended June 30,
	2024		2023
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$268	$1	$244	$1
Overage rents	30	—	43	—
	$298	$1	$287	$1
Note 8 — Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company as of June 30, 2024 and December 31, 2023, using available market information. Determining fair value is judgmental in nature and requires market assumptions and/or estimation methodologies. The table excludes cash, restricted cash, accounts receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	June 30, 2024
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(in millions)
Assets:
Cash equivalents
Cash deposits	$2,585	$2,585
Money market funds	94	94
U.S. Treasury Bills	1,155	1,155
Loan Receivable(2)	1,228		$1,144
Liabilities:
Long-term debt(3)(4)	13,800		13,298
Cross-currency swaps(3)	20		20

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	December 31, 2023
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(in millions)
Assets:
Cash equivalents
Cash deposits	$2,153	$2,153
Money market funds	52	52
U.S. Treasury Bills	1,124	1,124
Loan Receivable(2)	1,194		$1,130
Liabilities:
Long-term debt(3)(4)	14,090		13,526
Cross-currency swaps(3)	3		3
____________________
(1)The cross-currency swaps are accounted for at fair value in the accompanying condensed consolidated financial statements. The other items included in this table are not accounted for at fair value.
(2)The fair value is estimated based on level 2 inputs and reflects the increase in market interest rates since finalizing the terms of the loan receivable at a fixed interest rate on March 2, 2021.
(3)The estimated fair value is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).
(4)The carrying amount of long-term debt is exclusive of finance leases and represents its contractual value.

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
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC” or “Plaintiff”) filed a claim with the Macao First Instance Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort (“VCR”) (collectively, the “Defendants”) for 3.0 billion patacas (approximately $373 million at exchange rates in effect on June 30, 2024), which alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001.
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
Evidence gathering by the Macao First Instance Court commenced by letters rogatory, which was completed on March 14, 2019.
On July 15, 2019, AAEC submitted a request to the Macao First Instance Court to increase the amount of its claim to 96.45 billion patacas (approximately $11.99 billion at exchange rates in effect on June 30, 2024), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022. On September 4, 2019, the Macao First Instance Court allowed AAEC’s amended request. The U.S. Defendants appealed the decision allowing the amended claim on September 17, 2019; the Macao First Instance Court accepted the appeal on September 26, 2019, and that appeal is currently pending.
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
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on June 30, 2024) based on Plaintiff’s July 15, 2019 amendment. By motion dated July 20, 2021, the U.S. Defendants moved for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021, and that appeal is currently pending. By order dated September 29, 2021, the Macao First Instance Court ordered that the invoice for supplemental court fees be stayed pending resolution of that appeal.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
From December 17, 2021 to January 19, 2022, Plaintiff submitted additional documents to the court file and disclosed written reports from two purported experts, who calculated Plaintiff’s damages at 57.88 billion patacas and 62.29 billion patacas (approximately $7.20 billion and $7.74 billion, respectively, at exchange rates in effect on June 30, 2024). On April 28, 2022, the Macao First Instance Court entered a judgment for the U.S. Defendants. The Macao First Instance Court also held that Plaintiff litigated certain aspects of its case in bad faith.
Plaintiff filed a notice of appeal from the Macao First Instance Court’s judgment on May 13, 2022. That appeal is fully briefed and remains pending with the Macao Second Instance Court.
On September 19, 2022, the U.S. Defendants were notified of an invoice for appeal court fees totaling 48 million patacas (approximately $6 million at exchange rates in effect on June 30, 2024). By motion dated September 29, 2022, the U.S. Defendants moved the Macao First Instance Court for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated October 24, 2022. The U.S. Defendants appealed that order on November 10, 2022 and on January 6, 2023, submitted the appeal brief, and that appeal remains pending.
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
The Company’s segment information as of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023 is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Three Months Ended June 30, 2024
Macao:
The Venetian Macao	$556	$50	$16	$55	$9	$686
The Londoner Macao	318	77	22	17	10	444
The Parisian Macao	207	32	17	7	2	265
The Plaza Macao and Four Seasons Macao	178	25	8	38	1	250
Sands Macao	70	5	3	—	1	79
Ferry Operations and Other	—	—	—	—	30	30
	1,329	189	66	117	53	1,754
Marina Bay Sands	706	124	82	58	46	1,016
Intercompany royalties	—	—	—	—	63	63
Intercompany eliminations(1)	—	—	—	(1)	(71)	(72)
Total net revenues	$2,035	$313	$148	$174	$91	$2,761

Three Months Ended June 30, 2023
Macao:
The Venetian Macao	$523	$48	$17	$53	$12	$653
The Londoner Macao	281	80	20	16	5	402
The Parisian Macao	183	35	11	8	2	239
The Plaza Macao and Four Seasons Macao	150	25	8	39	1	223
Sands Macao	76	4	3	—	1	84
Ferry Operations and Other	—	—	—	—	27	27
	1,213	192	59	116	48	1,628
Marina Bay Sands	649	104	84	57	31	925
Intercompany royalties	—	—	—	—	55	55
Intercompany eliminations(1)	—	—	—	(1)	(65)	(66)
Total net revenues	$1,862	$296	$143	$172	$69	$2,542

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Six Months Ended June 30, 2024
Macao:
The Venetian Macao	$1,194	$102	$33	$109	$19	$1,457
The Londoner Macao	737	166	49	33	21	1,006
The Parisian Macao	380	66	31	14	4	495
The Plaza Macao and Four Seasons Macao	248	50	16	76	2	392
Sands Macao	139	9	6	—	1	155
Ferry Operations and Other	—	—	—	—	60	60
	2,698	393	135	232	107	3,565
Marina Bay Sands	1,565	250	163	117	79	2,174
Intercompany royalties	—	—	—	—	126	126
Intercompany eliminations(1)	—	—	—	(1)	(144)	(145)
Total net revenues	$4,263	$643	$298	$348	$168	$5,720

Six Months Ended June 30, 2023
Macao:
The Venetian Macao	$969	$87	$30	$104	$21	$1,211
The Londoner Macao	479	135	34	30	7	685
The Parisian Macao	311	63	20	16	3	413
The Plaza Macao and Four Seasons Macao	259	45	14	75	2	395
Sands Macao	143	8	6	—	1	158
Ferry Operations and Other	—	—	—	—	45	45
	2,161	338	104	225	79	2,907
Marina Bay Sands	1,242	201	163	110	57	1,773
Intercompany royalties	—	—	—	—	103	103
Intercompany eliminations(1)	—	—	—	(1)	(120)	(121)
Total net revenues	$3,403	$539	$267	$334	$119	$4,662
____________________
(1)Intercompany eliminations include royalties and other intercompany services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$2	$2	$4	$4
Ferry Operations and Other	7	7	13	12
	9	9	17	16
Marina Bay Sands	—	2	2	2
Intercompany royalties	63	55	126	103
Total intersegment revenues	$72	$66	$145	$121

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$262	$252	$576	$462
The Londoner Macao	103	103	275	159
The Parisian Macao	83	74	154	120
The Plaza Macao and Four Seasons Macao	100	91	136	166
Sands Macao	10	15	22	25
Ferry Operations and Other	3	6	8	7
	561	541	1,171	939
Marina Bay Sands	512	432	1,109	826
Consolidated adjusted property EBITDA(1)	1,073	973	2,280	1,765
Other Operating Costs and Expenses
Stock-based compensation(2)	(3)	(8)	(9)	(19)
Corporate	(69)	(60)	(147)	(117)
Pre-opening	(3)	(8)	(6)	(10)
Development	(61)	(54)	(114)	(96)
Depreciation and amortization	(316)	(288)	(636)	(562)
Amortization of leasehold interests in land	(14)	(14)	(30)	(28)
Loss on disposal or impairment of assets	(16)	(4)	(30)	(18)
Operating income	591	537	1,308	915
Other Non-Operating Costs and Expenses
Interest income	80	76	151	146
Interest expense, net of amounts capitalized	(186)	(210)	(368)	(428)
Other income (expense)	11	14	5	(21)
Income tax expense	(72)	(49)	(89)	(99)
Net income	$424	$368	$1,007	$513
____________________
(1)Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is net income (loss) before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including LVSC, have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. The Company has significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, consolidated adjusted property EBITDA as presented by the Company may not be directly comparable to similarly titled measures presented by other companies.
(2)During the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $14 million and $20 million, respectively, of which $11 million and $12 million, respectively, was included in corporate

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
expense in the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $34 million and $42 million, respectively, of which $25 million and $23 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

	Six Months Ended June 30,
	2024	2023

	(In millions)
Capital Expenditures
Corporate and Other	$21	$23
Macao:
The Venetian Macao	78	28
The Londoner Macao	125	45
The Parisian Macao	6	1
The Plaza Macao and Four Seasons Macao	5	4
Sands Macao	6	2
Ferry Operations and Other	1	—
	221	80
Marina Bay Sands	239	259
Total capital expenditures	$481	$362

	June 30, 2024	December 31, 2023

	(In millions)
Total Assets
Corporate and Other	$4,295	$5,167
Macao:
The Venetian Macao	2,943	2,548
The Londoner Macao	4,280	4,193
The Parisian Macao	1,743	1,802
The Plaza Macao and Four Seasons Macao	983	1,059
Sands Macao	256	287
Ferry Operations and Other	317	335
	10,522	10,224
Marina Bay Sands	6,296	6,387
Total assets	$21,113	$21,778

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto, and other financial information included in this Quarterly Report on Form 10-Q. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”
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
The Macao government announced total visitation from mainland China to Macao increased approximately 52.9% during the six months ended June 30, 2024, as compared to the same period in 2023. The Macao government also announced gross gaming revenue increased approximately 41.9% during the six months ended June 30, 2024, as compared to the same period in 2023.
Singapore
Our operations in Singapore continued to be positive as travel and tourism spending increased, resulting from the elimination of all remaining COVID-19 border measures in February 2023. Airlift passenger movement has increased with a total of 27 million passengers having passed through Singapore's Changi Airport from January to May 2024 (the latest statistics currently available), an increase of 22% compared to the same period in 2023.
Visitation to Marina Bay Sands continues to improve since the travel restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased to approximately 8.2 million for the six months ended June 30, 2024, from approximately 6.3 million for the same period in 2023.
Summary
We have a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $4.71 billion and access to $1.50 billion, $2.50 billion and $433 million of available borrowing capacity from our 2024 LVSC Revolving Facility, 2018 SCL Revolving Facility and 2012 Singapore Revolving Facility, respectively, as of June 30, 2024. We believe we are able to support our continuing operations and complete the major construction projects that are underway.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2023 Annual Report on Form 10-K filed on February 7, 2024.
There were no newly identified significant accounting policies and estimates during the six months ended June 30, 2024, nor were there any material changes to the critical accounting policies and estimates discussed in our 2023 Annual Report.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.30% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 24.8%, 21.1%, 21.4%, 23.3%, 16.7% and 18.8% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 3.9%, 3.9%, 4.1%, 2.2%, 3.0% and 3.7% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 9.7% and 12.4%, respectively, of our table games play was conducted on a credit basis for the six months ended June 30, 2024.
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
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Summary Financial Results
Net revenues for the three months ended June 30, 2024, were $2.76 billion, compared to $2.54 billion for the three months ended June 30, 2023. Operating income was $591 million for the three months ended June 30, 2024, compared to $537 million for the three months ended June 30, 2023. Net income was $424 million for the three months ended June 30, 2024, compared to $368 million for the three months ended June 30, 2023.
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended June 30,
	2024	2023	Percent Change

	(Dollars in millions)
Casino	$2,035	$1,862	9.3%
Rooms	313	296	5.7%
Food and beverage	148	143	3.5%
Mall	174	172	1.2%
Convention, retail and other	91	69	31.9%
Total net revenues	$2,761	$2,542	8.6%
Consolidated net revenues were $2.76 billion for the three months ended June 30, 2024, an increase of $219 million compared to $2.54 billion for the three months ended June 30, 2023. The increase was due to increases of $126 million and $93 million at our Macao operations and Marina Bay Sands, respectively.
Net casino revenues increased $173 million compared to the three months ended June 30, 2023. The increase was due to increases of $116 million and $57 million at our Macao operations and Marina Bay Sands, respectively. The revenue growth at our Macao operations resulted from higher visitation across our properties resulting in increased table games and slot volumes, partially offset by a decrease in Rolling Chip and Non-Rolling Chip win percentages and slot hold percentages. Casino revenues at Marina Bay Sands increased due to higher Non-Rolling Chip drop resulting from increased visitation and a higher Rolling Chip win percentage, partially offset by a decrease in Non-Rolling Chip win percentage.

	Three Months Ended June 30,
	2024	2023	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$556	$523	6.3%
Non-Rolling Chip drop	$2,325	$2,174	6.9%
Non-Rolling Chip win percentage	24.5%	23.8%	0.7	pts
Rolling Chip volume	$795	$1,093	(27.3)%
Rolling Chip win percentage	4.86%	3.73%	1.13	pts
Slot handle	$1,548	$1,329	16.5%
Slot hold percentage	3.5%	4.3%	(0.8)	pts

	Three Months Ended June 30,
	2024	2023	Change

	(Dollars in millions)
The Londoner Macao
Total net casino revenues	$318	$281	13.2%
Non-Rolling Chip drop	$1,647	$1,354	21.6%
Non-Rolling Chip win percentage	20.3%	20.1%	0.2	pts
Rolling Chip volume	$2,357	$1,999	17.9%
Rolling Chip win percentage	2.47%	2.67%	(0.20)	pts
Slot handle	$1,546	$1,299	19.0%
Slot hold percentage	3.6%	3.9%	(0.3)	pts
The Parisian Macao
Total net casino revenues	$207	$183	13.1%
Non-Rolling Chip drop	$1,088	$776	40.2%
Non-Rolling Chip win percentage	20.0%	19.6%	0.4	pts
Rolling Chip volume(1)	$—	$612	(100.0)%
Rolling Chip win percentage(1)	—%	7.18%	(7.18)	pts
Slot handle	$943	$682	38.3%
Slot hold percentage	4.2%	3.8%	0.4	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$178	$150	18.7%
Non-Rolling Chip drop	$748	$567	31.9%
Non-Rolling Chip win percentage	23.4%	27.6%	(4.2)	pts
Rolling Chip volume	$2,449	$1,178	107.9%
Rolling Chip win percentage	3.32%	3.63%	(0.31)	pts
Slot handle(2)	$1	$46	(97.8)%
Slot hold percentage	23.4%	5.8%	17.6	pts
Sands Macao
Total net casino revenues	$70	$76	(7.9)%
Non-Rolling Chip drop	$401	$406	(1.2)%
Non-Rolling Chip win percentage	17.1%	17.5%	(0.4)	pts
Rolling Chip volume	$24	$36	(33.3)%
Rolling Chip win percentage	4.65%	2.40%	2.25	pts
Slot handle	$542	$497	9.1%
Slot hold percentage	3.0%	3.0%	—	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$706	$649	8.8%
Non-Rolling Chip drop	$2,039	$1,870	9.0%
Non-Rolling Chip win percentage	17.8%	18.2%	(0.4)	pts
Rolling Chip volume	$6,075	$6,013	1.0%
Rolling Chip win percentage	4.68%	3.71%	0.97	pts
Slot handle	$5,994	$5,999	(0.1)%
Slot hold percentage	4.0%	4.0%	—	pts
__________________________
(1)All rolling chip gaming activity was relocated to other properties at the beginning of the quarter.
(2)During the current year, a majority of the slot machines were relocated to other properties, with the remaining slot machines reserved for high-end patrons.

In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.
Room revenues increased $17 million compared to the three months ended June 30, 2023. The increase was due to an increase of $20 million at Marina Bay Sands, partially offset by a decrease of $3 million at our Macao operations. Marina Bay Sands room revenues increased as a result of increased ADR, partially offset by a decrease in occupied room nights, driven by room renovations. Macao room revenues decreased due to decreased ADR as a result of increased hotel room inventory across the Macao market and fewer rooms available due to the renovations associated with the conversion of the Sheraton towers to the Londoner Grand.

	Three Months Ended June 30,
	2024	2023	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$50	$48	4.2%
Occupancy rate	96.4%	94.6%	1.8	pts
Average daily room rate (ADR)	$198	$209	(5.3)%
Revenue per available room (RevPAR)	$191	$198	(3.5)%
The Londoner Macao(1)
Total room revenues	$77	$80	(3.8)%
Occupancy rate	94.4%	81.8%	12.6	pts
Average daily room rate (ADR)	$195	$197	(1.0)%
Revenue per available room (RevPAR)	$184	$161	14.3%
The Parisian Macao
Total room revenues	$32	$35	(8.6)%
Occupancy rate	95.7%	98.0%	(2.3)	pts
Average daily room rate (ADR)	$147	$156	(5.8)%
Revenue per available room (RevPAR)	$141	$153	(7.8)%
The Plaza Macao and Four Seasons Macao
Total room revenues	$25	$25	—%
Occupancy rate	88.2%	84.8%	3.4	pts
Average daily room rate (ADR)	$489	$479	2.1%
Revenue per available room (RevPAR)	$432	$407	6.1%
Sands Macao
Total room revenues	$5	$4	25.0%
Occupancy rate	99.0%	94.6%	4.4	pts
Average daily room rate (ADR)	$172	$169	1.8%
Revenue per available room (RevPAR)	$170	$160	6.3%
Singapore Operations:
Marina Bay Sands(2)
Total room revenues	$124	$104	19.2%
Occupancy rate	95.3%	97.0%	(1.7)	pts
Average daily room rate (ADR)	$797	$597	33.5%
Revenue per available room (RevPAR)	$759	$579	31.1%
__________________________
(1)During the three months ended June 30, 2024, a daily average of approximately 1,350 rooms were excluded from available rooms in connection with the renovations related to the conversion of the Sheraton towers to the Londoner Grand in connection with Phase II of The Londoner Macao.
(2)During the three months ended June 30, 2024 and 2023, approximately 1,850 and 2,100 rooms, respectively, were available for occupancy.

Mall revenues increased $2 million compared to the three months ended June 30, 2023. For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended June 30,
	2024	2023	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$54	$52	3.8%
Mall gross leasable area (in square feet)	822,308	818,684	0.4%
Occupancy	83.0%	79.5%	3.5	pts
Base rent per square foot	$284	$271	4.8%
Tenant sales per square foot(1)	$1,737	$1,430	21.5%
Shoppes at Londoner
Total mall revenues	$17	$16	6.3%
Mall gross leasable area (in square feet)	566,515	610,273	(7.2)%
Occupancy	70.8%	53.3%	17.5	pts
Base rent per square foot	$150	$147	2.0%
Tenant sales per square foot(1)	$1,575	$1,355	16.2%
Shoppes at Parisian
Total mall revenues	$7	$8	(12.5)%
Mall gross leasable area (in square feet)	296,352	296,371	—%
Occupancy	66.4%	63.9%	2.5	pts
Base rent per square foot	$111	$115	(3.5)%
Tenant sales per square foot(1)	$592	$541	9.4%
Shoppes at Four Seasons
Total mall revenues	$38	$39	(2.6)%
Mall gross leasable area (in square feet)	263,785	248,814	6.0%
Occupancy	90.5%	87.4%	3.1	pts
Base rent per square foot	$621	$590	5.3%
Tenant sales per square foot(1)	$6,166	$5,825	5.9%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$58	$57	1.8%
Mall gross leasable area (in square feet)	615,944	617,119	(0.2)%
Occupancy	99.9%	100.0%	(0.1)	pts
Base rent per square foot	$342	$311	10.0%
Tenant sales per square foot(1)	$2,945	$2,912	1.1%
__________________________
Note:    This table excludes the results of our retail outlets at Sands Macao.
(1)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
Convention, retail and other revenues increased $22 million compared to the three months ended June 30, 2023. The increase was due to increases of $18 million and $4 million at Marina Bay Sands and our Macao operations, respectively. Increases at Marina Bay Sands were primarily driven by an $8 million nonrecurring adjustment related to a change in accounting estimate of our non-gaming club points accrual, and increases of $6 million in convention revenue and $2 million in entertainment and other operating revenues (e.g., SkyPark, ArtScience museum). Increases at our Macao operations were primarily driven by increases of $2 million in entertainment, $1 million in ferry operations and $1 million in limo, convention and other operating revenues (e.g., Eiffel Tower, spa, and gondola rides).
Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended June 30,
	2024	2023	Percent Change

	(Dollars in millions)
Casino	$1,141	$1,034	10.3%
Rooms	77	71	8.5%
Food and beverage	124	117	6.0%
Mall	19	21	(9.5)%
Convention, retail and other	58	50	16.0%
Provision for credit losses	4	5	(20.0)%
General and administrative	268	279	(3.9)%
Corporate	69	60	15.0%
Pre-opening	3	8	(62.5)%
Development	61	54	13.0%
Depreciation and amortization	316	288	9.7%
Amortization of leasehold interests in land	14	14	—%
Loss on disposal or impairment of assets	16	4	300.0%
Total operating expenses	$2,170	$2,005	8.2%
Operating expenses were $2.17 billion for the three months ended June 30, 2024, an increase of $165 million compared to $2.01 billion for the three months ended June 30, 2023, driven by increased visitation across our properties resulting in increased table game and slot volume.
Casino expenses increased $107 million compared to the three months ended June 30, 2023. The increase was primarily attributable to increases of $83 million and $18 million in gaming taxes at our Macao operations and Marina Bay Sands, respectively, consistent with increased casino revenues and a 1% increase in goods and service tax (“GST”) in Singapore as of January 1, 2024.
Convention, retail and other expenses increased $8 million compared to the three months ended June 30, 2023, consisting of increases of $5 million and $3 million at our Macao operations and Marina Bay Sands, respectively. The increases were driven by ferry operation expenses in Macao due to higher repairs and maintenance and fuel due to additional sailings resulting from increased visitation, and $2 million and $1 million in entertainment expenses at our Macao operations and Marina Bay Sands, respectively, due to increased event volume.
Provision for credit losses was $4 million for three months ended June 30, 2024, compared to $5 million for the three months ended June 30, 2023. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses decreased $11 million compared to the three months ended June 30, 2023. The decrease was primarily due to decreases of $10 million and $1 million at Marina Bay Sands and our Macao operations, respectively. The decrease at Marina Bay Sands was primarily due to a $13 million property tax decrease in Singapore related to a new agreement for the 2023 through 2027 property tax years.
Corporate expense increased $9 million compared to the three months ended June 30, 2023. The increase was primarily due to increases of $4 million in travel and related cost, $3 million in payroll, and $3 million related to a shareholder dividend tax agreement with the Macao government, which was finalized on February 7, 2024, and covers the years from 2023 to 2025.
Development expenses were $61 million for the three months ended June 30, 2024, compared to $54 million for the three months ended June 30, 2023. During the three months ended June 30, 2024, the costs were associated with our evaluation and pursuit of new business opportunities in New York and Texas and our digital gaming related efforts. Development costs are expensed as incurred.
Depreciation and amortization increased $28 million compared to the three months ended June 30, 2023. The increase was primarily due to a $33 million increase at Marina Bay Sands as a result of the completion of renovations that were placed into service throughout 2023 and the first half of 2024. This increase was partially offset by a $5 million decrease at our Macao operations due to a $15 million decrease due to fully depreciated assets, partially offset by an $8 million increase due to assets placed into service after June 30, 2023, and a $2 million increase in accelerated depreciation.
Loss on disposal or impairment of assets was $16 million for three months ended June 30, 2024. The losses incurred for the three months ended June 30, 2024, were due to a $5 million loss in Macao, including $4 million in demolition costs related to Phase II of The Londoner Macao, a $7 million loss at corporate, recognized on the sale of an aircraft, and a $3 million loss at Marina Bay Sands, including $2 million in demolition costs related to room renovations and $1 million related to write-off of design costs.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Three Months Ended June 30,
	2024	2023	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$262	$252	4.0%
The Londoner Macao	103	103	—%
The Parisian Macao	83	74	12.2%
The Plaza Macao and Four Seasons Macao	100	91	9.9%
Sands Macao	10	15	(33.3)%
Ferry Operations and Other	3	6	(50.0)%
	561	541	3.7%
Marina Bay Sands	512	432	18.5%
Consolidated adjusted property EBITDA(1)	$1,073	$973	10.3%
__________________________
(1)    Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is used by management as the primary measure of the operating performance of our segments. Consolidated adjusted property EBITDA is net income (loss) before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of our operations with those of our competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including LVSC, have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. We have significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, our presentation of consolidated adjusted property EBITDA may not be directly comparable to similarly titled measures presented by other companies.

	Three Months Ended June 30,
	2024	2023

	(In millions)
Consolidated adjusted property EBITDA	$1,073	$973

Other Operating Costs and Expenses
Stock-based compensation(a)	(3)	(8)
Corporate	(69)	(60)
Pre-opening	(3)	(8)
Development	(61)	(54)
Depreciation and amortization	(316)	(288)
Amortization of leasehold interests in land	(14)	(14)
Loss on disposal or impairment of assets	(16)	(4)
Operating income	591	537
Other Non-Operating Costs and Expenses
Interest income	80	76
Interest expense, net of amounts capitalized	(186)	(210)
Other income	11	14
Income tax expense	(72)	(49)
Net income	$424	$368
__________________________
(a)During the three months ended June 30, 2024 and 2023, we recorded stock-based compensation expense of $14 million and $20 million, respectively, of which $11 million and $12 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations increased $20 million compared with the three months ended June 30, 2023, due to increases in casino operations across our properties driven by increased visitation to our Integrated Resorts in Macao.
Adjusted property EBITDA at Marina Bay Sands increased $80 million compared to the three months ended June 30, 2023, due to increases in casino, room and convention revenues driven by increased visitation, as well as new and elevated suites and rooms and other amenities introduced at Marina Bay Sands during the last twelve months.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended June 30,
	2024	2023

	(Dollars in millions)
Interest cost	$189	$212
Less — capitalized interest	(3)	(2)
Interest expense, net	$186	$210
Weighted average total debt balance	$14,726	$15,562
Weighted average interest rate	5.0%	5.4%
Interest cost decreased $23 million compared to the three months ended June 30, 2023, primarily due to a decrease in the weighted average interest rate from 5.4% to 5.0%, and a decrease in the weighted average total debt balance from $15.56 billion to $14.73 billion. The weighted average interest rate decreased primarily due to lower interest rates on the SCL senior notes in connection with the credit rating upgrades for the Company and Sands China Ltd. (“SCL”) to BBB- by S&P on July 26, 2023 and Fitch on February 1, 2024, and the decrease in interest rates on our Singapore Credit Facility. The weighted average total debt balance decreased primarily due to the repayment of $1.95 billion on the SCL Revolving Facility by October 2023 and repurchases totaling $175 million of the 2025 SCL Senior Notes throughout the three months ended June 30, 2024. These items were partially offset by the issuance of the LVSC Senior Notes on May 16, 2024 to accomplish the repayment of $1.75 billion on the 2024 LVSC Senior Notes on June 26, 2024.
Other Factors Affecting Earnings
Interest income was $80 million for the three months ended June 30, 2024, compared to $76 million for the three months ended June 30, 2023. The increase was attributable to higher market rates and an increased paid-in-kind interest rate under the seller financing loan agreement entered into in connection with the sale of our Las Vegas real property and operations. Our average interest rate on cash and cash equivalents during the three months ended June 30, 2024 was 5.2%, compared to 5.0% for the three months ended June 30, 2023. The increase was partially offset by a decrease in cash available to invest in the U.S. due to share repurchases, dividends and development-related spend in the last twelve months.
Other income was $11 million for the three months ended June 30, 2024, compared to $14 million for the three months ended June 30, 2023. Other income during the three months ended June 30, 2024, was primarily attributable to $11 million of foreign currency transaction gains driven by U.S. dollar denominated debt held by SCL.
Our income tax expense was $72 million on income before income taxes of $496 million for the three months ended June 30, 2024, resulting in a 14.5% effective income tax rate. This compares to an 11.8% effective income tax rate for the three months ended June 30, 2023. The income tax expense for the three months ended June 30, 2024, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations, and a zero percent rate on our Macao gaming operations due to our income tax exemption in Macao.
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
The net income attributable to noncontrolling interests was $71 million for the three months ended June 30, 2024, compared to $56 million for the three months ended June 30, 2023. These amounts were related to the noncontrolling interest of SCL.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Operating Revenues
Our net revenues consisted of the following:

	Six Months Ended June 30,
	2024	2023	Percent Change

	(Dollars in millions)
Casino	$4,263	$3,403	25.3%
Rooms	643	539	19.3%
Food and beverage	298	267	11.6%
Mall	348	334	4.2%
Convention, retail and other	168	119	41.2%
Total net revenues	$5,720	$4,662	22.7%
Consolidated net revenues were $5.72 billion for the six months ended June 30, 2024, an increase of $1.06 billion compared to $4.66 billion for the six months ended June 30, 2023, primarily due to increases of $657 million and $401 million at our Macao operations and Marina Bay Sands, respectively.
Net casino revenues increased $860 million compared to the six months ended June 30, 2023. The increase was driven by increases of $537 million and $323 million at our Macao operations and Marina Bay Sands, respectively. The revenue growth at our Macao operations was due to higher visitation across our properties resulting in increased table games and slot volumes, partially offset by a decrease in Rolling Chip win and slot hold percentages. Casino revenues at Marina Bay Sands increased due to an increase in Rolling Chip win percentage and higher table games and slot volumes resulting from increased visitation, partially offset by a decrease in slot hold percentages.

	Six Months Ended June 30,
	2024	2023	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$1,194	$969	23.2%
Non-Rolling Chip drop	$4,738	$3,943	20.2%
Non-Rolling Chip win percentage	24.9%	23.7%	1.2	pts
Rolling Chip volume	$1,829	$2,346	(22.0)%
Rolling Chip win percentage	5.91%	4.42%	1.49	pts
Slot handle	$3,038	$2,380	27.6%
Slot hold percentage	3.7%	4.3%	(0.6)	pts
The Londoner Macao
Total net casino revenues	$737	$479	53.9%
Non-Rolling Chip drop	$3,562	$2,252	58.2%
Non-Rolling Chip win percentage	20.7%	21.0%	(0.3)	pts
Rolling Chip volume	$4,236	$3,451	22.7%
Rolling Chip win percentage	3.06%	2.54%	0.52	pts
Slot handle	$3,170	$2,087	51.9%
Slot hold percentage	3.8%	4.0%	(0.2)	pts
The Parisian Macao
Total net casino revenues	$380	$311	22.2%
Non-Rolling Chip drop	$1,893	$1,360	39.2%
Non-Rolling Chip win percentage	21.0%	20.9%	0.1	pts
Rolling Chip volume	$16	$660	(97.6)%
Rolling Chip win percentage	4.58%	7.35%	(2.77)	pts
Slot handle	$1,606	$1,218	31.9%
Slot hold percentage	4.3%	4.0%	0.3	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$248	$259	(4.2)%
Non-Rolling Chip drop	$1,340	$993	34.9%
Non-Rolling Chip win percentage	24.6%	25.8%	(1.2)	pts
Rolling Chip volume	$4,949	$2,405	105.8%
Rolling Chip win percentage	1.35%	3.87%	(2.52)	pts
Slot handle(1)	$2	$74	(97.3)%
Slot hold percentage	20.7%	6.9%	13.8	pts
Sands Macao
Total net casino revenues	$139	$143	(2.8)%
Non-Rolling Chip drop	$801	$751	6.7%
Non-Rolling Chip win percentage	16.5%	17.4%	(0.9)	pts
Rolling Chip volume	$35	$66	(47.0)%
Rolling Chip win percentage	4.25%	5.17%	(0.92)	pts
Slot handle	$1,065	$904	17.8%
Slot hold percentage	3.1%	3.2%	(0.1)	pts

	Six Months Ended June 30,
	2024	2023	Change

	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$1,565	$1,242	26.0%
Non-Rolling Chip drop	$4,202	$3,546	18.5%
Non-Rolling Chip win percentage	19.3%	18.5%	0.8	pts
Rolling Chip volume	$14,315	$13,088	9.4%
Rolling Chip win percentage	4.59%	3.30%	1.29	pts
Slot handle	$12,618	$11,562	9.1%
Slot hold percentage	3.8%	4.1%	(0.3)	pts
__________________________
(1)During the current year, a majority of the slot machines were relocated to other properties, with the remaining slot machines reserved for high-end patrons.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues increased $104 million compared to the six months ended June 30, 2023. The increase was due to increases of $55 million and $49 million at our Macao operations and Marina Bay Sands, respectively. Macao room revenues increased as a result of an increase in occupancy rates, partially offset by a decrease in ADR, due to increased hotel inventory across the Macao market and a decrease in available rooms as a result of the renovations related to Phase II of The Londoner Macao. Marina Bay Sands room revenues increased as a result of increased ADR, partially offset by a decrease in occupancy rate. The following table summarizes the results of our room activity:

	Six Months Ended June 30,
	2024	2023	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$102	$87	17.2%
Occupancy rate	97.0%	90.4%	6.6	pts
Average daily room rate (ADR)	$200	$208	(3.8)%
Revenue per available room (RevPAR)	$194	$188	3.2%
The Londoner Macao(1)
Total room revenues	$166	$135	23.0%
Occupancy rate	95.5%	64.1%	31.4	pts
Average daily room rate (ADR)	$191	$209	(8.6)%
Revenue per available room (RevPAR)	$183	$134	36.6%
The Parisian Macao
Total room revenues	$66	$63	4.8%
Occupancy rate	95.5%	87.9%	7.6	pts
Average daily room rate (ADR)	$151	$156	(3.2)%
Revenue per available room (RevPAR)	$145	$137	5.8%
The Plaza Macao and Four Seasons Macao
Total room revenues	$50	$45	11.1%
Occupancy rate	86.8%	75.7%	11.1	pts
Average daily room rate (ADR)	$486	$501	(3.0)%
Revenue per available room (RevPAR)	$422	$379	11.3%
Sands Macao
Total room revenues	$9	$8	12.5%
Occupancy rate	98.8%	92.8%	6.0	pts
Average daily room rate (ADR)	$174	$168	3.6%
Revenue per available room (RevPAR)	$172	$156	10.3%
Singapore Operations:
Marina Bay Sands(2)
Total room revenues	$250	$201	24.4%
Occupancy rate	95.1%	97.3%	(2.2)	pts
Average daily room rate (ADR)	$752	$596	26.2%
Revenue per available room (RevPAR)	$716	$579	23.7%
__________________________
(1)During the six months ended June 30, 2024, a daily average of approximately 850 rooms were excluded from available rooms in connection with the renovations related to the conversion of the Sheraton towers to the Londoner Grand in connection with Phase II of The Londoner Macao.
(2)During the six months ended June 30, 2024 and 2023, approximately 2,000 rooms were available for occupancy.
Food and beverage revenues increased $31 million compared to the six months ended June 30, 2023. The increase was driven by increased business volume at food and beverage outlets and banquet operations at our Macao operations.

Mall revenues increased $14 million compared to the six months ended June 30, 2023. The increase of $7 million in our Macao operations was primarily driven by a $15 million increase in base rent and $4 million increase in revenues related to common area maintenance (“CAM”) and other reimbursements, partially offset by a $12 million decrease in overage rent. The $7 million increase at Marina Bay Sands was driven by a $9 million increase in base rent, partially offset by a $2 million decrease in overage rent and revenues related to CAM and other reimbursements.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Six Months Ended June 30,(1)
	2024	2023	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$108	$103	4.9%
Mall gross leasable area (in square feet)	822,308	818,684	0.4%
Occupancy	83.0%	79.5%	3.5	pts
Base rent per square foot	$284	$271	4.8%
Tenant sales per square foot(2)	$1,737	$1,430	21.5%
Shoppes at Londoner
Total mall revenues	$33	$30	10.0%
Mall gross leasable area (in square feet)	566,515	610,273	(7.2)%
Occupancy	70.8%	53.3%	17.5	pts
Base rent per square foot	$150	$147	2.0%
Tenant sales per square foot(2)	$1,575	$1,355	16.2%
Shoppes at Parisian
Total mall revenues	$14	$16	(12.5)%
Mall gross leasable area (in square feet)	296,352	296,371	—%
Occupancy	66.4%	63.9%	2.5	pts
Base rent per square foot	$111	$115	(3.5)%
Tenant sales per square foot(2)	$592	$541	9.4%
Shoppes at Four Seasons
Total mall revenues	$76	$75	1.3%
Mall gross leasable area (in square feet)	263,785	248,814	6.0%
Occupancy	90.5%	87.4%	3.1	pts
Base rent per square foot	$621	$590	5.3%
Tenant sales per square foot(2)	$6,166	$5,825	5.9%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$117	$110	6.4%
Mall gross leasable area (in square feet)	615,944	617,119	(0.2)%
Occupancy	99.9%	100.0%	(0.1)	pts
Base rent per square foot	$342	$311	10.0%
Tenant sales per square foot(2)	$2,945	$2,912	1.1%
__________________________
Note: This table excludes the results of our retail outlets at Sands Macao.
(1)    As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of June 30, 2024 and 2023, they are identical to the summary presented herein for the three months ended June 30, 2024 and 2023, respectively.

(2)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
Convention, retail and other revenues increased $49 million compared to the six months ended June 30, 2023, due primarily to increases of $26 million and $23 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was driven by increases of $10 million in ferry operations due to increased sailings resulting from increased visitation, $7 million in entertainment revenue, $1 million in convention revenue and $7 million in other revenues (e.g., limo, exhibits). The increase at Marina Bay Sands was driven by increases of $8 million in convention revenue, $3 million in entertainment revenue and $5 million in other revenues (e.g., Sky Park, spa), as well as an $8 million nonrecurring adjustment related to a change in accounting estimate of our non-gaming club points accrual.
Operating Expenses
Our operating expenses consisted of the following:

	Six Months Ended June 30,
	2024	2023	Percent Change

	(Dollars in millions)
Casino	$2,321	$1,908	21.6%
Rooms	155	127	22.0%
Food and beverage	250	221	13.1%
Mall	39	42	(7.1)%
Convention, retail and other	115	89	29.2%
Provision for (recovery of) credit losses	15	(1)	N.M.
General and administrative	554	530	4.5%
Corporate	147	117	25.6%
Pre-opening	6	10	(40.0)%
Development	114	96	18.8%
Depreciation and amortization	636	562	13.2%
Amortization of leasehold interests in land	30	28	7.1%
Loss on disposal or impairment of assets	30	18	66.7%
Total operating expenses	$4,412	$3,747	17.7%
__________________________
N.M. — Not meaningful.
Operating expenses were $4.41 billion for the six months ended June 30, 2024, an increase of $665 million compared to $3.75 billion for the six months ended June 30, 2023. The increase was primarily driven by a $413 million increase in casino expenses.
Casino expenses increased $413 million compared to the six months ended June 30, 2023. The increase was primarily attributable to increases of $291 million and $72 million in gaming taxes at our Macao operations and Marina Bay Sands, respectively, consistent with increased casino revenues and a 1% increase in GST in Singapore as of January 1, 2024.
Room expenses increased $28 million compared to the six months ended June 30, 2023. The increase was due to increases of $20 million and $8 million at our Macao operations and Marina Bay Sands, respectively, driven by increased occupancy in Macao and higher costs associated with new and elevated suites and rooms introduced at Marina Bay Sands throughout 2023 and the first half of 2024.
Food and beverage expenses increased $29 million compared to the six months ended June 30, 2023. The increase was due to increases of $25 million and $4 million at our Macao operations and Marina Bay Sands, respectively, driven by increased business volume at food outlets and banquets operations in line with increased property visitation.

Convention, retail and other expenses increased $26 million compared to the six months ended June 30, 2023, due to increases of $19 million and $7 million at our Macao operations and Marina Bay Sands, respectively. The increases were primarily due to increases of $10 million in ferry operation expenses in Macao due to higher repairs and maintenance and fuel due to additional sailings resulting from increased visitation, $9 million in entertainment expenses due to increased event volume and $3 million in limo expenses.
Provision for credit losses was $15 million for the six months ended June 30, 2024, compared to a recovery of credit losses of $1 million for the six months ended June 30, 2023. The increase in provision was due to increases of $10 million and $6 million at our Macao operations and Marina Bay Sands, respectively. The $10 million increase at our Macao operations was primarily due to $9 million in settlements from previously reserved accounts in the prior year and a $1 million increase in the provision for the current period. The $6 million increase at Marina Bay Sands was from higher casino credit extended in the current year. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $24 million compared to the six months ended June 30, 2023. The increase was primarily due to increases of $13 million and $11 million at our Macao operations and Marina Bay Sands, respectively, driven by increases in payroll, marketing expenses and facilities and utilities costs.
Corporate expenses increased $30 million compared to the six months ended June 30, 2023. The increase was primarily due to $16 million related to a shareholder dividend tax agreement with the Macao government, which was finalized on February 7, 2024, and covers the years from 2023 to 2025, an increase of $10 million in payroll expenses and a $4 million increase driven by information technology costs, professional services and travel costs.
Development expenses were $114 million for the six months ended June 30, 2024, compared to $96 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, the increase in costs were associated with our evaluation and pursuit of new business opportunities primarily in New York, Texas and digital gaming related efforts. Development costs are expensed as incurred.
Depreciation and amortization increased $74 million compared to the six months ended June 30, 2023. The increase was primarily due to a $71 million increase at Marina Bay Sands as a result of the completion of renovations that were placed into service throughout 2023 and the first half of 2024.
Loss on disposal or impairment of assets was $30 million for the six months ended June 30, 2024, compared to $18 million for the six months ended June 30, 2023. The losses incurred for the six months ended June 30, 2024 were due to a $17 million loss in Macao, including $15 million in demolition costs, primarily related to the upgrade of the Cotai Arena and Phase II of The Londoner Macao, a $6 million loss at Marina Bay Sands, including demolition costs of $4 million, primarily related to room renovation at Marina Bay Sands, and a $7 million loss at corporate, related to the sale of an aircraft.

Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Six Months Ended June 30,
	2024	2023	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$576	$462	24.7%
The Londoner Macao	275	159	73.0%
The Parisian Macao	154	120	28.3%
The Plaza Macao and Four Seasons Macao	136	166	(18.1)%
Sands Macao	22	25	(12.0)%
Ferry Operations and Other	8	7	14.3%
	1,171	939	24.7%
Marina Bay Sands	1,109	826	34.3%
Consolidated adjusted property EBITDA(1)	$2,280	$1,765	29.2%
____________________
(1)    Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is used by management as the primary measure of the operating performance of our segments. Consolidated adjusted property EBITDA is net income (loss) from before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of our operations with those of our competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including LVSC, have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. We have significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, our presentation of consolidated adjusted property EBITDA may not be directly comparable to similarly titled measures presented by other companies.

	Six Months Ended June 30,
	2024	2023

	(In millions)
Consolidated adjusted property EBITDA	$2,280	$1,765

Other Operating Costs and Expenses
Stock-based compensation(a)	(9)	(19)
Corporate	(147)	(117)
Pre-opening	(6)	(10)
Development	(114)	(96)
Depreciation and amortization	(636)	(562)
Amortization of leasehold interests in land	(30)	(28)
Loss on disposal or impairment of assets	(30)	(18)
Operating income	1,308	915
Other Non-Operating Costs and Expenses
Interest income	151	146
Interest expense, net of amounts capitalized	(368)	(428)
Other income (expense)	5	(21)
Income tax expense	(89)	(99)
Net income	$1,007	$513
____________________
(a)During the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $34 million and $42 million, respectively, of which $25 million and $23 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations increased $232 million compared to the six months ended June 30, 2023, primarily due to increased revenues across our operations driven by increased visitation at our Integrated Resorts in Macao.
Adjusted property EBITDA at Marina Bay Sands increased $283 million compared to the six months ended June 30, 2023. The increase was primarily due to increased casino and room operations driven by increased visitation, as well as new and elevated suites and rooms and other amenities introduced at Marina Bay Sands.
Interest Expense
The following table summarizes information related to interest expense:

	Six Months Ended June 30,
	2024	2023

	(Dollars in millions)
Interest cost	$374	$431
Less — capitalized interest	(6)	(3)
Interest expense, net	$368	$428
Weighted average total debt balance	$14,398	$15,824
Weighted average interest rate	5.0%	5.4%
Interest cost decreased $57 million compared to the six months ended June 30, 2023, primarily due to a decrease in the weighted average interest rate from 5.4% to 5.0% and a decrease in the weighted average total debt balance from $15.82 billion to $14.40 billion. The weighted average interest rate decreased primarily due to lower interest rates on the SCL senior notes in connection with the credit rating upgrades for the Company and SCL to BBB- by S&P on July 26, 2023 and Fitch on February 1, 2024, and a decrease in the interest rates on our Singapore Credit Facility. The weighted average total debt balance decreased primarily due to the repayment of $1.95 billion on the SCL Revolving Facility by October 2023 and repurchases totaling $175 million of the 2025 SCL Senior Notes throughout the three months ended June 30, 2024. These items were partially offset by the issuance of the

LVSC Senior Notes on May 16, 2024 to accomplish the repayment of $1.75 billion on the 2024 LVSC Senior Notes on June 26, 2024.
Other Factors Affecting Earnings
Interest income was $151 million for the six months ended June 30, 2024, compared to $146 million for the six months ended June 30, 2023, an increase of $5 million, which was primarily attributable to higher market rates and an increased paid-in-kind interest rate under the seller financing loan agreement entered into in connection with the sale of our Las Vegas real property and operations. Our average interest rate on cash and cash equivalents during the six months ended June 30, 2024 was 5.4%, compared to 4.8% for the six months ended June 30, 2023. The increase was partially offset by a decrease in cash available to invest in the U.S. due to share repurchases, dividends and development-related spend in the last twelve months.
Other income was $5 million for the six months ended June 30, 2024, compared to other expense of $21 million for the six months ended June 30, 2023. Other income during the six months ended June 30, 2024, was primarily attributable to $5 million of foreign currency transaction gains driven by U.S. dollar denominated debt held by Marina Bay Sands.
Our income tax expense was $89 million on income before income taxes of $1.10 billion for the six months ended June 30, 2024, resulting in an 8.1% effective income tax rate. This compares to a 16.2% effective income tax rate for the six months ended June 30, 2023. The income tax expense for the six months ended June 30, 2024, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations, and a zero percent rate on our Macao gaming operations due to our income tax exemption in Macao.
On February 5, 2024, the Macao government provided notice that VML and its peers received an income tax exemption on gaming operations for the period January 1, 2023 through December 31, 2027. Additionally, we entered into a shareholder dividend tax agreement with the Macao government in February 2024, effective January 1, 2023 through December 31, 2025, providing an annual payment as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. For the year ended December 31, 2023, income tax expense included an anticipated $57 million shareholder dividend tax based on the information available at the balance sheet date. During the three months ended March 31, 2024, we reversed the $57 million income tax expense and recorded $10 million to corporate expense related to the year ended December 31, 2023, to reflect the terms of the new shareholder dividend tax agreement.
The net income attributable to noncontrolling interests was $160 million for the six months ended June 30, 2024, compared to $54 million for the six months ended June 30, 2023. These amounts were related to the noncontrolling interest of SCL.

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
Our malls are designed to complement our other unique amenities and service offerings provided by our Integrated Resorts. Our strategy is to seek out desirable tenants that appeal to our patrons and provide a wide variety of shopping options. We generate our mall revenues primarily from leases with tenants through minimum base rents, overage rents and reimbursements for common area maintenance and other expenditures.
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and six months ended June 30, 2024 and 2023:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended June 30, 2024
Mall revenues:
Minimum rents(1)	$45	$31	$11	$5	$44
Overage rents	1	4	1	—	7
CAM, levies and direct recoveries	8	3	5	2	7
Total mall revenues	54	38	17	7	58
Mall operating expenses:
Common area maintenance	4	2	2	1	5
Marketing and other direct operating expenses	1	1	1	—	1
Mall operating expenses	5	3	3	1	6
Property taxes(2)	—	—	—	—	—
Mall-related expenses(3)	$5	$3	$3	$1	$6
For the three months ended June 30, 2023
Mall revenues:
Minimum rents(1)	$40	$31	$8	$4	$39
Overage rents	4	5	4	2	10
CAM, levies and direct recoveries	8	3	4	2	8
Total mall revenues	52	39	16	8	57
Mall operating expenses:
Common area maintenance	4	1	2	1	5
Marketing and other direct operating expenses	2	2	1	1	1
Mall operating expenses	6	3	3	2	6
Property taxes(2)	1	—	—	—	2
Mall-related expenses(3)	$7	$3	$3	$2	$8

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the six months ended June 30, 2024
Mall revenues:
Minimum rents(1)	$90	$62	$21	$9	$86
Overage rents	2	8	3	1	16
CAM, levies and direct recoveries	16	6	9	4	15
Total mall revenues	108	76	33	14	117
Mall operating expenses:
Common area maintenance	7	3	4	2	11
Marketing and other direct operating expenses	3	2	2	1	3
Mall operating expenses	10	5	6	3	14
Property taxes(2)	1	—	—	—	2
Mall-related expenses(3)	$11	$5	$6	$3	$16
For the six months ended June 30, 2023
Mall revenues:
Minimum rents(1)	$81	$61	$16	$9	$77
Overage rents	7	9	7	3	17
CAM, levies and direct recoveries	15	5	7	4	16
Total mall revenues	103	75	30	16	110
Mall operating expenses:
Common area maintenance	7	2	4	2	11
Marketing and other direct operating expenses	5	5	2	2	2
Mall operating expenses	12	7	6	4	13
Property taxes(2)	1	—	—	—	3
Mall-related expenses(3)	$13	$7	$6	$4	$16
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
Macao
As part of the gaming concession entered into by VML and the Macao government, VML has a financial commitment to spend 35.80 billion patacas (approximately $4.45 billion at exchange rates in effect on June 30, 2024) through 2032 on both capital and operating projects, including 33.36 billion patacas (approximately $4.15 billion at exchange rates in effect on June 30, 2024) in non-gaming projects that will also appeal to international visitors.
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
The Second Development Agreement provides for a total minimum project cost of approximately 4.5 billion Singapore dollars (“SGD,” approximately $3.3 billion at exchange rates in effect on June 30, 2024). The estimated cost and timing of the total project will be updated as we complete design and begin construction. We expect the total project cost will materially exceed the amounts referenced above from April 2019 based on current market conditions due to inflation, higher material and labor costs and other factors. We have incurred approximately $1.10 billion as of June 30, 2024, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS Expansion Project site.
On April 3, 2024, MBS and the STB entered into a letter agreement, which further extended the construction commencement deadline to July 8, 2025 and the construction completion deadline to July 8, 2029.
The renovation of Towers 1 and 2 of Marina Bay Sands is now complete and has introduced world class suites and other luxury amenities at a cost of approximately $1.0 billion. We are continuing with the renovation of the Tower 3 hotel rooms into world class suites and other property changes at an estimated cost of approximately $750 million, with an expected completion by 2025. These renovations at Marina Bay Sands are substantially upgrading the overall guest experience for its premium customers, including new dining and retail experiences, and upgrading the casino floor, among other things. These projects are in addition to the MBS Expansion Project.
New York
On June 2, 2023, we paid $241 million to acquire the Nassau Veterans Memorial Coliseum (the “Nassau Coliseum”) from Nassau Live Center, LLC and related entities, the owners and operators of an entertainment arena in the State of New York. The purchase of the Nassau Coliseum, which continues to operate following the closing of the sale, primarily included the fixed assets related to the arena and the right to lease the underlying land from the owner, the County of Nassau (the “County”) in the State of New York. We purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. There is no assurance we will be able resolve certain matters associated with the right to lease the underlying land from the County or to obtain such casino license. Refer to “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Leases” for further details.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months Ended June 30,
	2024	2023

	(In millions)
Net cash generated from operating activities	$1,528	$1,382
Cash flows from investing activities:
Capital expenditures	(481)	(362)
Proceeds from disposal of property and equipment	1	—
Acquisition of intangible assets and other	(8)	(239)
Net cash used in investing activities	(488)	(601)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	3
Tax withholding on vesting of equity awards	(4)	(1)
Repurchase of common stock	(850)	—
Dividends paid	(299)	—
Proceeds from long-term debt	1,748	—
Repayments on long-term debt	(1,960)	(1,287)
Payments of financing costs	(20)	(1)
Other	(23)	(21)
Net cash used in financing activities	$(1,408)	$(1,307)
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis and to a lesser extent as a trade receivable. Operating cash flows are generally affected by changes in operating income, accounts receivable, gaming related liabilities and interest payments. Cash flows from operating activities for the six months ended June 30, 2024, increased $146 million compared to the six months ended June 30, 2023. The increase in cash generated from operations was primarily due to our Macao and Singapore operations generating increased operating income driven by increased visitation in both Macao and Singapore. The increase was partially offset by decreases in cash related to changes in working capital due to our gaming operations.
Cash Flows — Investing Activities
Capital expenditures for the six months ended June 30, 2024, totaled $481 million. Included in this amount was $239 million for construction activities at Marina Bay Sands in Singapore, primarily due to the room renovations being completed across the property. Capital expenditures were $221 million for construction and development activities in Macao, which consisted of $125 million for The Londoner Macao, $78 million for The Venetian Macao, $6 million for Sands Macao, $6 million for The Parisian Macao, $5 million for The Plaza Macao and Four Seasons Macao and $1 million for ferry operations and other. Additionally, we funded $21 million for corporate and other costs.
Capital expenditures for the six months ended June 30, 2023, totaled $362 million. Included in this amount was $259 million for construction activities at Marina Bay Sands in Singapore and $80 million for construction and development activities in Macao, which consisted of $45 million for The Londoner Macao, $28 million for The Venetian Macao, $4 million for The Plaza Macao and Four Seasons Macao, $2 million for Sands Macao and $1 million for The Parisian Macao. Additionally, we funded $23 million for corporate and other costs.
Net cash flows from investing activities for the six months ended June 30, 2023, included a payment of $221 million related to the purchase of the Nassau Coliseum.

Cash Flows — Financing Activities
Net cash flows used in financing activities were $1.41 billion for the six months ended June 30, 2024, which was primarily attributable to $850 million for common stock repurchases, $299 million for dividend payments related to our stockholder return of capital program, net repayments of long-term debt of $212 million primarily related to the repurchase of $175 million of SCL senior notes for $174 million (see below) and $23 million in other financial liability payments.
Net cash flows used in financing activities were $1.31 billion for the six months ended June 30, 2023, which was primarily attributable to $1.29 billion in repayments on long-term debt, primarily related to the repayment on the SCL revolving facility of $1.20 billion, and $21 million in other financial liability payments.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments and operating cash flows.
On April 3, 2024, LVSC entered into a revolving credit agreement with the arrangers and lenders named therein and The Bank of Nova Scotia, as administrative agent for the lenders (the “2024 LVSC Revolving Credit Agreement”), pursuant to which the lenders provided unsecured, revolving credit commitments to LVSC in an aggregate principal amount of $1.50 billion (the “2024 LVSC Revolving Facility”), which are available until April 3, 2029, and include a $150 million sub-facility for letters of credit. LVSC may utilize the proceeds of the loans for general corporate purposes and working capital requirements of LVSC and its subsidiaries and any other purpose not prohibited by the 2024 LVSC Revolving Credit Agreement. Upon entering into the 2024 LVSC Revolving Credit Agreement, the existing LVSC Revolving Credit Agreement was terminated. The terms and conditions under the 2024 LVSC Revolving Credit Agreement are similar to those under the LVSC Revolving Credit Facility. Refer to “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt” for further details.
On May 16, 2024, we issued, in an underwritten public offering, three series of senior unsecured notes in an aggregate principal amount of $1.75 billion (see “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt”). The net proceeds from the offering and cash on hand were used to repay in full the outstanding borrowings under the 3.200% Senior Notes due 2024, resulting in a loss on early retirement of debt of $1 million.
During the three months ended June 30, 2024, SCL repurchased $175 million of the outstanding principal amount of $1.80 billion of its 5.125% Senior Notes due August 8, 2025 (“2025 SCL Senior Notes”), resulting in a gain on early retirement of debt of approximately $1 million. As of June 30, 2024, the 2025 SCL Senior Notes had a remaining aggregate principal amount of $1.63 billion.
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio, as defined per the respective facility agreements. As of June 30, 2024, our U.S., SCL and Singapore leverage ratios, as defined per the respective credit facility agreements, were 3.00x, 3.05x and 1.49x, respectively, compared to the maximum leverage ratios allowed of 4.00x, 5.50x and 4.50x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
We held unrestricted cash and cash equivalents of approximately $4.71 billion and restricted cash of approximately $125 million as of June 30, 2024, of which approximately $2.65 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.65 billion, approximately $2.13 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to levels of earnings, cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, laws and regulations currently applicable to our subsidiaries and restrictions in connection with their contractual arrangements. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
We believe we have a strong balance sheet and sufficient liquidity in place, including unrestricted cash and cash equivalents of $4.71 billion and cash flow generated from operations, as well as $4.43 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit, and SGD 3.69 billion (approximately $2.71 billion at exchange rates in effect on June 30, 2024) under our Singapore Delayed Draw Term Facility as of June 30, 2024 (only available for draws after the construction cost estimate and construction schedule for the MBS Expansion Project have been delivered to the lenders). We believe we are well positioned to support our operations, maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments, as well as meet our commitments under the Macao Concession. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure.
On February 14 and May 15, 2024, we paid a quarterly dividend of $0.20 per common share as part of a regular cash dividend program and, during the six months ended June 30, 2024, recorded $299 million as a distribution against retained earnings. In July 2024, our Board of Directors declared a quarterly dividend of $0.20 per common share (a total estimated to be approximately $147 million) to be paid on August 14, 2024, to stockholders of record on August 6, 2024. We expect this level of dividend to continue quarterly through the remainder of 2024. Our Board of Directors will continue to assess the level of appropriateness of any cash dividends.
Share Repurchase Program
During the six months ended June 30, 2024, we repurchased 17,316,119 shares of our common stock for $859 million (including commissions and $9 million in excise tax) under our share repurchase program. All share repurchases of our common stock have been recorded as treasury stock.
We have approximately $645 million remaining under our authorized share repurchase program. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, cash flows, legal requirements, other investment opportunities and market conditions.
Aggregate Indebtedness and Other Contractual Obligations

As of June 30, 2024, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023, with the exception of the extinguishment of the 2024 LVSC Senior Notes, the new LVSC Senior Notes, the partial repurchase of the 2025 SCL Senior Notes and the decrease in fixed interest payments on the SCL Senior Notes due to an upgraded credit rating from Fitch.

	Payments Due by Period
	2024	2025 - 2026	2027 - 2028	Thereafter	Total

	(In millions)
Long-Term Debt Obligations(1)
LVSC Senior Notes	$—	$1,500	$750	$1,750	$4,000
SCL Senior Notes	—	2,425	2,600	1,950	6,975
Fixed Interest Payments	215	865	553	359	1,992
Total	$215	$4,790	$3,903	$4,059	$12,967
_______________________
(1)See “Item 1 — Financial Statements — Notes to Consolidated Financial Statements — Note 3 — Long-Term Debt” for further details on these financing transactions.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” "continues,” “estimates,” “expects,” “intends,” “may,” “plans,” “positions,” “remains,” “seeks,” “will,” “would,” and similar expressions, as they relate to our Company or management, are intended to identify forward-looking statements. Although we believe these forward-looking statements are reasonable, we cannot assure you any forward-looking statements will prove to be correct. These statements represent our expectations, beliefs, intentions or strategies concerning future events that, by their nature, involve known and unknown risks, uncertainties and other factors beyond our control, which may cause our actual results, performance, achievements or other expectations to be materially different from any future results, performance, achievements or other expectations expressed or implied by these forward-looking statements. These factors include, but are not limited to, the risks associated with:
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
All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Readers are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which such statement is made, and we assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by federal securities laws.
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
As of June 30, 2024, the estimated fair value of our long-term debt was approximately $13.30 billion, compared to its contractual value of $13.80 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $304 million. A hypothetical 100 basis point change in Secured Overnight Financing Rate (“SOFR”), Hong Kong Inter-Bank Offered Rate (“HIBOR”) and Swap Offer Rate (“SOR”) would cause our annual interest cost on our long-term debt to change by approximately $27 million.
Foreign currency transaction gains were $5 million for the six months ended June 30, 2024, primarily due to U.S. dollar denominated debt issued by SCL. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of June 30, 2024, a hypothetical 10% weakening of the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $46 million, and a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $46 million (net of the impact from the foreign currency swap agreements). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations, thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2024, and have concluded they are effective at the reasonable assurance level.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
April 1, 2024 — April 30, 2024	3,163,345	$45.84	3,163,345	$900
May 1, 2024 — May 31, 2024	5,352,438	$45.77	5,352,438	$655
June 1, 2024 — June 30, 2024	223,463	$44.73	223,463	$645
Total	8,739,246		8,739,246
__________________________
(1)Calculated excluding commissions.
(2)In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which was to expire on November 2, 2018. In June 2018, our Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion and extending the expiration date to November 2020. In October 2020, our Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022, and in October 2022, our Board of Directors authorized the further extension of the expiration date of the remaining repurchase amount of $916 million to November 2024. On October 16, 2023, our Board of Directors authorized increasing the remaining share repurchase amount of $916 million to $2.0 billion and extending the expiration date from November 2024 to November 3, 2025. All repurchases under the stock repurchase program are made from time to time at our discretion in accordance with applicable federal securities laws. All share repurchases of our common stock have been recorded as treasury stock.
ITEM 5 — OTHER INFORMATION
During the quarter ended June 30, 2024, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
4.1
Fifth Supplemental Indenture, dated as of May 16, 2024, between Las Vegas Sands Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 5.900% Notes due 2027 (incorporated by reference from Exhibit 4.2 to the Company’s current report on Form 8-K (File No. 001-32373) filed on May 16, 2024).

4.2
Sixth Supplemental Indenture, dated as of May 16, 2024, between Las Vegas Sands Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.000% Notes due 2029 (incorporated by reference from Exhibit 4.3 to the Company’s current report on Form 8-K (File No. 001-32373) filed on May 16, 2024).

4.3
Seventh Supplemental Indenture, dated as of May 16, 2024, between Las Vegas Sands Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.200% Notes due 2034 (incorporated by reference from Exhibit 4.4 to the Company’s current report on Form 8-K (File No. 001-32373) filed on May 16, 2024).

4.4	Form of Las Vegas Sands Corp.'s 5.900% Notes due 2027 (incorporated by reference from Exhibit 4.5 to the Company’s current report on Form 8-K (File No. 001-32373) filed on May 16 2024).
4.5	Form of Las Vegas Sands Corp.'s 6.000% Notes due 2029 (incorporated by reference from Exhibit 4.6 to the Company’s current report on Form 8-K (File No. 001-32373) filed on May 16, 2024).
4.6	Form of Las Vegas Sands Corp.'s 6.200% Notes due 2034 (incorporated by reference from Exhibit 4.7 to the Company’s current report on Form 8-K (File No. 001-32373) filed on May 16, 2024).
10.1*†
Revolving Credit Agreement, dated as April 3, 2024, by and among Las Vegas Sands Corp., as borrower, the lenders and issuing banks from time to time party thereto and The Bank of Nova Scotia, as administrative agent, swingline lender and an issuing bank (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K (File No. 001-32373) filed on April 3, 2024).

10.2
Letter Agreement, dated April 1, 2024 and effective April 3, 2024, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K (File No. 001-32373) filed on April 5, 2024).

10.3	Las Vegas Sands Corp. Amended and Restated 2004 Equity Award Plan (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32373) filed on May 10, 2024).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
____________________
*    Certain exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K.

†     Certain identified information has been redacted in accordance with Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.
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

LAS VEGAS SANDS CORP.

July 26, 2024	By:	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

July 26, 2024	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)