Form 10-Q
period 2024-09-30
LAS VEGAS SANDS CORP
filed 2024-10-25
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2024
Common Stock ($0.001 par value)	725,026,178 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,208	$5,105
Accounts receivable, net of provision for credit losses of $191 and $201	413	484
Inventories	41	38
Prepaid expenses and other	163	150
Total current assets	4,825	5,777
Loan receivable	1,246	1,194
Property and equipment, net	12,059	11,439
Restricted cash and cash equivalents	125	124
Deferred income taxes, net	129	121
Leasehold interests in land, net	2,109	2,249
Goodwill and intangible assets, net	560	598
Other assets, net	301	276
Total assets	$21,354	$21,778
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$139	$167
Construction payables	337	146
Other accrued liabilities	1,923	1,948
Income taxes payable	223	261
Current maturities of long-term debt	2,728	1,900
Total current liabilities	5,350	4,422
Other long-term liabilities	888	936
Deferred income taxes	185	187
Long-term debt	11,284	12,129
Total liabilities	17,707	17,674
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 834 and 833 shares issued, 725 and 753 shares outstanding	1	1
Treasury stock, at cost, 109 and 80 shares	(6,304)	(4,991)
Capital in excess of par value	6,369	6,481
Accumulated other comprehensive income	84	27
Retained earnings	3,276	2,600
Total Las Vegas Sands Corp. stockholders’ equity	3,426	4,118
Noncontrolling interests	221	(14)
Total equity	3,647	4,104
Total liabilities and equity	$21,354	$21,778
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$1,936	$2,008	$6,199	$5,411
Rooms	314	342	957	881
Food and beverage	152	156	450	423
Mall	189	201	537	535
Convention, retail and other	91	88	259	207
Net revenues	2,682	2,795	8,402	7,457
Operating expenses:
Casino	1,120	1,103	3,441	3,011
Rooms	79	80	234	207
Food and beverage	129	128	379	349
Mall	23	23	62	65
Convention, retail and other	62	52	177	141
Provision for (recovery of) credit losses	(5)	3	10	2
General and administrative	293	290	847	820
Corporate	68	49	215	166
Pre-opening	4	3	10	13
Development	55	44	169	140
Depreciation and amortization	324	313	960	875
Amortization of leasehold interests in land	15	15	45	43
Loss on disposal or impairment of assets	11	4	41	22
	2,178	2,107	6,590	5,854
Operating income	504	688	1,812	1,603
Other income (expense):
Interest income	67	79	218	225
Interest expense, net of amounts capitalized	(179)	(200)	(547)	(628)
Other income (expense)	11	4	16	(17)
Income before income taxes	403	571	1,499	1,183
Income tax expense	(50)	(122)	(139)	(221)
Net income	353	449	1,360	962
Net income attributable to noncontrolling interests	(78)	(69)	(238)	(123)
Net income attributable to Las Vegas Sands Corp.	$275	$380	$1,122	$839
Earnings per share:
Basic	$0.38	$0.50	$1.52	$1.10
Diluted	$0.38	$0.50	$1.51	$1.09
Weighted average shares outstanding:
Basic	730	764	740	764
Diluted	731	766	742	767
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions) (Unaudited)
Net income	$353	$449	$1,360	$962
Currency translation adjustment	136	(17)	66	(46)
Cash flow hedge fair value adjustment	3	2	(11)	(4)
Total comprehensive income	492	434	1,415	912
Comprehensive income attributable to noncontrolling interests	(80)	(70)	(236)	(123)
Comprehensive income attributable to Las Vegas Sands Corp.	$412	$364	$1,179	$789
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at June 30, 2023	$1	$(4,481)	$6,708	$(41)	$2,143	$(171)	$4,159
Net income	—	—	—	—	380	69	449
Currency translation adjustment	—	—	—	(18)	—	1	(17)
Cash flow hedge fair value adjustment	—	—	—	2	—	—	2
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	11	—	—	—	11
Dividends declared ($0.20 per share) (Note 5)	—	—	—	—	(153)	—	(153)
Balance at September 30, 2023	$1	$(4,481)	$6,720	$(57)	$2,370	$(101)	$4,452

Balance at January 1, 2023	$1	$(4,481)	$6,684	$(7)	$1,684	$(225)	$3,656
Net income	—	—	—	—	839	123	962
Currency translation adjustment	—	—	—	(47)	—	1	(46)
Cash flow hedge fair value adjustment	—	—	—	(3)	—	(1)	(4)
Exercise of stock options	—	—	4	—	—	—	4
Stock-based compensation	—	—	33	—	—	1	34
Tax withholding on vesting of equity awards	—	—	(1)	—	—	—	(1)
Dividends declared ($0.20 per share) (Note 5)	—	—	—	—	(153)	—	(153)
Balance at September 30, 2023	$1	$(4,481)	$6,720	$(57)	$2,370	$(101)	$4,452

Balance at June 30, 2024	$1	$(5,850)	$6,508	$(53)	$3,148	$140	$3,894
Net income	—	—	—	—	275	78	353
Currency translation adjustment	—	—	—	135	—	1	136
Cash flow hedge fair value adjustment	—	—	—	2	—	1	3
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	13	—	—	1	14
Repurchase of common stock	—	(454)	—	—	—	—	(454)
Forward contract for purchase of noncontrolling interest	—	—	(103)	—	—	—	(103)
Capped call option contract	—	—	(50)	—	—	—	(50)
Dividends declared ($0.20 per share) (Note 5)	—	—	—	—	(147)	—	(147)
Balance at September 30, 2024	$1	$(6,304)	$6,369	$84	$3,276	$221	$3,647

Balance at January 1, 2024	$1	$(4,991)	$6,481	$27	$2,600	$(14)	$4,104
Net income	—	—	—	—	1,122	238	1,360
Currency translation adjustment	—	—	—	65	—	1	66
Cash flow hedge fair value adjustment	—	—	—	(8)	—	(3)	(11)
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	41	—	—	2	43
Tax withholding on vesting of equity awards	—	—	(4)	—	—	—	(4)
Settlement of forward contract for purchase of noncontrolling interest	—	—	3	—	—	(3)	—
Repurchase of common stock	—	(1,313)	—	—	—	—	(1,313)
Forward contract for purchase of noncontrolling interest	—	—	(103)	—	—	—	(103)
Capped call option contract	—	—	(50)	—	—	—	(50)
Dividends declared ($0.60 per share) (Note 5)	—	—	—	—	(446)	—	(446)
Balance at September 30, 2024	$1	$(6,304)	$6,369	$84	$3,276	$221	$3,647
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023

	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$1,360	$962
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	960	875
Amortization of leasehold interests in land	45	43
Amortization of deferred financing costs and original issue discount	44	46
Change in fair value of derivative asset/liability	—	(1)
Paid-in-kind interest income	(53)	(22)
Loss on disposal or impairment of assets	16	10
Stock-based compensation expense	42	33
Provision for credit losses	10	2
Foreign exchange (gain) loss	(17)	15
Deferred income taxes	(16)	5
Changes in operating assets and liabilities:
Accounts receivable	69	(129)
Other assets	(28)	(64)
Accounts payable	(30)	62
Other liabilities	(113)	384
Net cash generated from operating activities	2,289	2,221
Cash flows from investing activities:
Capital expenditures	(1,020)	(692)
Proceeds from disposal of property and equipment	1	3
Acquisition of intangible assets and other	(10)	(236)
Net cash used in investing activities	(1,029)	(925)
Cash flows from financing activities:
Proceeds from exercise of stock options	1	4
Tax withholding on vesting of equity awards	(4)	(1)
Repurchase of common stock	(1,300)	—
Dividends paid	(445)	(153)
Proceeds from long-term debt	1,748	—
Repayments of long-term debt	(1,979)	(1,803)
Payments of financing costs	(21)	(32)
Unsettled forward contract for purchase of noncontrolling interest	(103)	—
Capped call option contract	(50)	—
Other	(28)	(25)
Net cash used in financing activities	(2,181)	(2,010)
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	25	(24)
Decrease in cash, cash equivalents and restricted cash and cash equivalents	(896)	(738)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	5,229	6,436
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$4,333	$5,698
Supplemental disclosure of cash flow information
Cash payments for interest, net of amounts capitalized	$563	$670
Cash payments for taxes, net of refunds	$206	$144
Change in construction-related payables	$210	$(36)
Excise tax accrued on repurchase of common stock	$13	$—

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
Operations
Macao
From 2020 through the beginning of 2023, the Company’s operations in Macao were negatively impacted by the reduction in travel and tourism related to the COVID-19 pandemic. The Macao government’s policy regarding the management of COVID-19 and general travel restrictions was relaxed in late December 2022 and early January 2023. Since then, visitation to the Company’s Macao Integrated Resorts and operations has improved.
The Macao government announced total visitation from mainland China to Macao increased approximately 36.3% during the nine months ended September 30, 2024, as compared to the same period in 2023. The Macao government also announced gross gaming revenue increased approximately 31.3% during the nine months ended September 30, 2024, as compared to the same period in 2023.
Singapore
The Company’s operations in Singapore continued to be positive as travel and tourism spending increased, resulting from the elimination of all remaining COVID-19 border measures in February 2023.
Visitation to Marina Bay Sands continues to improve since the travel restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased to approximately 12.6 million for the nine months ended September 30, 2024, from approximately 10.1 million for the same period in 2023.
Development Projects
Macao
As part of the gaming concession entered into by Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd., a majority-owned subsidiary of the Company) and the Macao government, VML has a financial commitment to spend 35.80 billion patacas (approximately $4.47 billion at exchange rates in effect on September 30, 2024) through 2032 on both capital and operating projects, including 33.36 billion patacas (approximately $4.17 billion at exchange rates in effect on September 30, 2024) in non-gaming projects that will also appeal to international visitors.
The Company continues work on Phase II of The Londoner Macao, which includes the renovation of the rooms in the Sheraton and Conrad hotel towers, an upgrade of the gaming areas and the addition of new attractions, dining, retail and entertainment offerings. The Londoner Grand casino opened on September 26, 2024. The Sheraton Grand Macao is being converted into the Londoner Grand hotel and will become Macao’s first Marriott international luxury collection hotel. As of September 30, 2024, approximately 300 newly renovated rooms and suites were available for occupancy at the Londoner Grand. These projects have a total estimated cost of $1.2 billion and are expected to be substantially completed in early 2025.
Singapore
In April 2019, the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the STB entered into a development agreement (the “Second Development Agreement”) pursuant to which MBS has agreed to construct a development (the “MBS Expansion Project”) on a land parcel adjacent to Marina Bay Sands.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The MBS Expansion Project will include a hotel tower with luxury rooms and suites, a rooftop attraction, premium gaming areas, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats.
The Company’s estimated total project cost is approximately $8.0 billion, inclusive of financing fees and interest, land premiums and the purchase of an additional 2,000 square meters of gaming area (the “Additional Gaming Area”), increasing Marina Bay Sands’ total approved gaming area to 17,000 square meters across the existing property and the MBS Expansion Project.
The Company has incurred approximately $1.3 billion as of September 30, 2024, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS Expansion Project site. The additional payment due to the Singapore government related to the Additional Gaming Area and changes to the MBS Expansion Project gross floor area allocation is estimated to be approximately $1.0 billion and anticipated to be paid in the first quarter of 2025.
On April 3, 2024, MBS and the STB entered into a letter agreement, which further extended the construction commencement deadline to July 8, 2025, and the construction completion deadline to July 8, 2029.
The Company will begin construction as soon as government approvals are received, with an estimated commencement date in June 2025. While the Company’s current estimate is that construction will be complete in June 2030 with an anticipated opening date in January 2031, any extension of the completion date beyond the July 2029 deadline is subject to the approval of the Singapore government.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 2 — Accounts Receivable, Net and Customer Contract Related Liabilities
Accounts Receivable and Provision for Credit Losses
Accounts receivable consists of the following:

	September 30, 2024	December 31, 2023

	(In millions)
Casino	$493	$483
Rooms	32	33
Mall	32	126
Other	47	43
	604	685
Less - provision for credit losses	(191)	(201)
	$413	$484
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	2024	2023

	(In millions)
Balance at January 1	$201	$217
Current period provision for credit losses	10	2
Write-offs	(23)	(16)
Recoveries of receivables previously written-off	1	—
Exchange rate impact	2	(3)
Balance at September 30	$191	$200
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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2024	2023	2024	2023	2024	2023

	(In millions)
Balance at January 1	$135	$81	$45	$72	$690	$614
Balance at September 30	129	130	39	65	780	711
Increase (decrease)	$(6)	$49	$(6)	$(7)	$90	$97
____________________
(1)Of this amount, $174 million and $167 million as of September 30 and January 1, 2024, respectively, and $160 million and $149 million as of September 30 and January 1, 2023, respectively, related to mall deposits that are accounted for based on lease terms usually greater than one year.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 3 — Long-Term Debt
Long-term debt consists of the following:

	September 30, 2024	December 31, 2023

	(In millions)
Corporate and U.S. Related(1):
3.200% Senior Notes due 2024 (net of unamortized original issue discount and deferred financing costs of $2)	$—	$1,748
2.900% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $1)	499	499
3.500% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	996	995
5.900% Senior Notes due 2027 (net of unamortized original issue discount and deferred financing costs of $5)	745	—
6.000% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $5)	495	—
3.900% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $5 and $6, respectively)	745	744
6.200% Senior Notes due 2034 (net of unamortized original issue discount and deferred financing costs of $5)	495	—
Other(2)	115	—
Macao Related(1):
5.125% Senior Notes due 2025 (net of unamortized original issue discount and deferred financing costs of $2 and $4, respectively)	1,623	1,796
3.800% Senior Notes due 2026 (net of unamortized original issue discount and deferred financing costs of $2 and $4, respectively)	798	796
2.300% Senior Notes due 2027 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	696	695
5.400% Senior Notes due 2028 (net of unamortized original issue discount and deferred financing costs of $10 and $11, respectively)	1,890	1,889
2.850% Senior Notes due 2029 (net of unamortized original issue discount and deferred financing costs of $5)	645	645
4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $6 and $7, respectively)	694	693
3.250% Senior Notes due 2031 (net of unamortized original issue discount and deferred financing costs of $4 and $5)	596	595
Other(2)	15	19
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $16 and $24, respectively)	2,914	2,867
2012 Singapore Delayed Draw Term Facility	49	47
Other	2	1
	14,012	14,029
Less — current maturities	(2,728)	(1,900)
Total long-term debt	$11,284	$12,129
____________________
(1)Unamortized deferred financing costs of $43 million and $59 million as of September 30, 2024 and December 31, 2023, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility, are included in “Other assets, net,” and “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(2)Includes finance leases related to the U.S. of $115 million and Macao of $15 million as of September 30, 2024, and related to Macao of $18 million as of December 31, 2023.
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
2024 LVSC Revolving Facility
On April 3, 2024, LVSC entered into a revolving credit agreement with the arrangers and lenders named therein and The Bank of Nova Scotia, as administrative agent for the lenders (the “2024 LVSC Revolving Credit Agreement”), pursuant to which the lenders provided unsecured, revolving credit commitments to LVSC in an aggregate principal amount of $1.50 billion (the “2024 LVSC Revolving Facility”), which are available until April 3, 2029, and include a $150 million sub-facility for letters of credit. LVSC may utilize the proceeds of the loans for general corporate purposes and working capital requirements of LVSC and its subsidiaries and any other purpose not prohibited by the 2024 LVSC Revolving Credit Agreement. As of September 30, 2024, the Company had $1.50 billion of available borrowing capacity under the 2024 LVSC Revolving Facility, net of outstanding letters of credit.
The loans made under the 2024 LVSC Revolving Credit Agreement will bear interest at either, at LVSC’s option, (x) an adjusted Secured Overnight Financing Rate (“SOFR”), plus an applicable margin ranging from 1.125% to 1.550% per annum, or (y) at an alternate base rate, plus an applicable margin ranging from 0.125% to 0.550% per annum, in each case, depending on LVSC’s corporate family credit rating. Under the 2024 LVSC Revolving Credit Agreement, LVSC must pay a commitment fee quarterly in arrears on the undrawn portion of the revolving commitments, which commitment fee ranges from 0.125% to 0.250% per annum, depending on LVSC’s corporate family credit rating.
The 2024 LVSC Revolving Credit Agreement contains customary affirmative and negative covenants, in each case, subject to customary exceptions and thresholds, including a financial covenant limiting LVSC and its Restricted Subsidiaries (as defined in the agreement) to a maximum consolidated net leverage ratio of 4.0x as of the last day of each fiscal quarter. The negative covenants include, among other things, limitations on (i) the incurrence of liens on the assets of LVSC and its Restricted Subsidiaries, (ii) the incurrence of indebtedness by the Restricted Subsidiaries, (iii) the merger, consolidation or liquidation of LVSC or the sale of all or substantially all of LVSC’s assets and (iv) investments in subsidiaries of LVSC that are not Restricted Subsidiaries.

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
SCL Senior Notes
During the three months ended June 30, 2024, Sands China Ltd. (“SCL”) repurchased $175 million of the outstanding principal amount of $1.80 billion of its 5.125% Senior Notes due August 8, 2025 (“2025 SCL Senior Notes”), resulting in a gain on early retirement of debt of approximately $1 million. As of September 30, 2024, the 2025 SCL Senior Notes had a remaining aggregate principal amount of $1.63 billion.
On February 1, 2024, Fitch upgraded the credit rating for the Company and SCL to BBB-. As a result of the upgrade, the coupon on each series of the outstanding SCL senior notes decreased by 0.25% per annum effective on the first interest payment date after February 1, 2024.
2018 SCL Credit Facility
As of September 30, 2024, SCL had $2.51 billion of available borrowing capacity under the 2018 SCL Revolving Facility comprised of Hong Kong dollar (“HKD”) commitments of HKD 17.63 billion (approximately $2.27 billion at exchange rates in effect on September 30, 2024) and U.S. dollar commitments of $237 million.
On October 23, 2024, SCL entered into a new credit facility, as further described below, and upon entering into the new agreement, the then-existing 2018 SCL Credit Facility was terminated.
2024 SCL Credit Facility
On October 23, 2024, SCL entered into a new facility agreement (the “2024 SCL Credit Facility”) with the arrangers and lenders named therein and Bank of China Limited, Macau Branch, as agent for the lenders. The 2024 SCL Credit Facility provides for a 19.50 billion Hong Kong dollars (“HKD,” approximately $2.51 billion at exchange rates in effect on September 30, 2024) unsecured revolving credit facility (the “2024 SCL Revolving Facility”). SCL may draw revolving loans under the 2024 SCL Revolving Facility from time to time until September 24, 2029 (or if that day is not a business day in Hong Kong or Macao, the next business day), for general corporate and working capital requirements of SCL and its subsidiaries, subject to certain restrictions set forth in the 2024 SCL Credit Facility. The final maturity date of all loans drawn under the 2024 SCL Revolving Facility is October 23, 2029.
The 2024 SCL Credit Facility also makes available an HKD 12.95 billion (approximately $1.67 billion at exchange rates in effect on September 30, 2024) unsecured term loan facility (the “2024 SCL Term Loan Facility”). SCL may make a drawdown under the 2024 SCL Term Loan Facility at any time until August 31, 2025, for the purpose of repaying amounts outstanding under its unsecured 5.125% Senior Notes due August 2025. The final maturity date of such loan drawn under the 2024 SCL Term Loan Facility is the date falling on the fifth anniversary of the date on which such loan is drawn.
Loans under the 2024 SCL Credit Facility will bear interest calculated by reference to the Hong Kong interbank offered rate plus a margin that is, in the case of the 2024 SCL Revolving Facility, determined by reference to the consolidated leverage ratio as defined therein. The initial margin for revolving loans drawn under the 2024 SCL Revolving Facility is 2.50% per annum. The margin for the term loan drawn under the 2024 SCL Term Loan Facility is 1.65% per annum. SCL is also required to pay a commitment fee of 0.60% per annum on the undrawn amounts under the 2024 SCL Credit Facility and other customary fees.
The 2024 SCL Credit Facility contains affirmative and negative covenants customary for similar unsecured financings, including, but not limited to, limitations on indebtedness secured by liens on principal properties, sale and leaseback transactions, dividend restrictions and restrictions on the repayment of the LVS term loan unless after such payments, SCL’s cash balance is not less than $250 million. The 2024 SCL Credit Facility also requires SCL to maintain a maximum ratio of total indebtedness to adjusted EBITDA of 4.00x throughout the life of the facility and a minimum ratio of adjusted EBITDA to net interest expense (including capitalized interest) of 2.50x throughout the life of the facility.
The 2024 SCL Credit Facility also contains certain events of default (some of which are subject to grace and remedy periods and materiality qualifiers), including, but not limited to, events relating to the gaming operations of SCL and its subsidiaries and the loss or termination of certain land concession contracts.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
2012 Singapore Credit Facility
As of September 30, 2024, MBS had SGD 589 million (approximately $460 million at exchange rates in effect on September 30, 2024) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee for SGD 153 million (approximately $120 million at exchange rates in effect on September 30, 2024) pursuant to the Second Development Agreement.
As of September 30, 2024, there was SGD 3.69 billion (approximately $2.88 billion at exchange rates in effect on September 30, 2024) of available borrowing capacity under the Singapore Delayed Draw Term Facility, which is only available to be drawn after the construction cost estimate and construction schedule for the MBS Expansion Project are delivered to lenders. The Company does not anticipate material spend related to the MBS Expansion Project prior to the delivery of these items to the lenders.
Debt Covenant Compliance
As of September 30, 2024, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to long-term debt and finance lease obligations are as follows:

	Nine Months Ended September 30,
	2024	2023

	(In millions)
Proceeds from LVSC Senior Notes	$1,748	$—
	$1,748	$—

Repayment on 2024 LVSC Senior Notes	$(1,750)	$—
Repurchase of 2025 SCL Senior Notes	(174)	—
Repayments on 2018 SCL Credit Facility	—	(1,698)
Repayments on 2012 Singapore Credit Facility	(47)	(46)
Repayments on Other Long-Term Debt	(8)	(59)
	$(1,979)	$(1,803)
Note 4 — Derivative Instruments
During the year ended December 31, 2021, the Company entered into a foreign currency swap agreement, which was designated as a hedge of the cash flows related to a portion of the 2025 SCL Senior Notes. During the nine months ended September 30, 2024, the Company entered into additional foreign currency swap agreements, which were designated as hedges of the cash flows related to portions of the 2026, 2027, 2028, 2029, 2030 and 2031 SCL Senior Notes (together with the foreign currency swap agreement entered into in December 2021, the “FX Swaps”). The FX Swaps have a total notional value of $5.01 billion and expire in line with the maturity dates of the underlying SCL Senior Notes. The objective of these agreements is to manage the risk of changes in cash flows resulting from foreign currency gains/losses realized upon remeasurement of U.S. dollar denominated SCL Senior Notes by swapping a specified amount of Hong Kong dollars for U.S. dollars at the contractual spot rate.
As of September 30, 2024, the total fair value of the FX Swaps is recorded as a liability in “Other long-term liabilities,” with the current portion recorded in “Other accrued liabilities,” in the accompanying condensed consolidated balance sheets. Changes to the fair value of the FX Swaps, including the impact of the remeasurement of the portion of the SCL Senior Notes being hedged, were recognized in “Accumulated other comprehensive income (loss)” in the accompanying condensed consolidated balance sheets and in “Cash flow hedge fair value adjustment” in the accompanying condensed consolidated statements of comprehensive income (loss). The cash flow impact of the Company’s derivative instruments is included in operating activities in the accompanying condensed consolidated statements of cash flows. Refer to “Note 8 — Fair Value Disclosures” for further details.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 5 — Equity and Earnings Per Share
Common Stock
Dividends
On February 14, May 15 and August 14, 2024, the Company paid a quarterly dividend of $0.20 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2024, the Company recorded $446 million as a distribution against retained earnings.
In October 2024, the Company’s Board of Directors declared a quarterly dividend of $0.20 per common share (a total estimated to be approximately $145 million) to be paid on November 13, 2024, to stockholders of record on November 5, 2024.
Share Repurchases
During the nine months ended September 30, 2024, the Company repurchased 28,746,681 shares of its common stock for approximately $1.31 billion (including commissions and $13 million in excise tax) under the Company’s current share repurchase program. During the nine months ended September 30, 2023, no shares of its common stock were repurchased. Subsequently, on October 22, 2024, the Company’s Board of Directors authorized increasing the remaining share repurchase amount from $195 million to $2.0 billion and extending the share repurchase program’s expiration date to November 3, 2026.
As part of the Company’s current share repurchase program, on September 5, 2024, the Company entered into a capped call option contract (“Capped Call”), pursuant to which the Company purchased capped call options on 1,336,210 shares of the Company’s common stock with a $0 strike price and a cap price of $39.02. The Capped Call will expire on October 31, 2024 and can result in the receipt of cash or shares. Shares acquired through the exercise of the call options will be included in treasury stock. The Capped Call is not considered a derivative instrument as the contract is indexed to the Company’s common stock and is therefore classified within stockholders’ equity. As of September 30, 2024, the $50 million premium payment was included as a reduction to additional paid-in capital in the accompanying condensed consolidated statement of equity.
All share repurchases of the Company's common stock have been recorded as treasury stock in the accompanying condensed consolidated balance sheets. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing, method and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions.
Noncontrolling Interests in SCL
Purchase of Noncontrolling Interest
On December 5, 2023, the Company’s wholly owned subsidiary, Venetian Venture Development II (“VVDI II”), entered into a Master Confirmation and Supplemental Confirmation (collectively, the “Forward Purchase Agreement”) with a financial institution (the “Dealer”) relating to the purchase of the common stock of SCL (the “Forward Purchase Transaction”).
On April 16, 2024, the Dealer exercised its acceleration option under the Forward Purchase Agreement and, on April 18, 2024, delivered 90,467,099 shares of SCL common stock to the Company, representing an average price of HKD 21.57 per share. The additional shares delivered resulted in an increase of the Company’s ownership of SCL to approximately 71.02%.
Prepayment to Purchase Noncontrolling Interest
On September 9, 2024, VVDI II entered into an additional Master Confirmation and Supplemental Confirmation (collectively, the “Second Forward Purchase Agreement”) with the Dealer relating to the purchase of the common stock of SCL (the “Second Forward Purchase Transaction”).
Pursuant to the terms of the Second Forward Purchase Agreement, VVDI II made an up-front payment of HKD 800 million (approximately $103 million at exchange rates as of the date of the transaction) to the Dealer on September 9, 2024 (the “Maximum Notional Amount”), and the Dealer agreed to deliver to VVDI II shares of SCL’s common stock in an amount up to the Maximum Notional Amount upon completion. The Maximum Notional Amount was subject to reduction to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
the extent the share price of SCL’s common stock exceeds a cap amount set forth in the Second Forward Purchase Agreement (the “Cap Amount”). Once the up-front payment was made, VVDI II had no further obligation to provide any additional consideration to the Dealer.
The number of shares actually delivered to the Company by the Dealer was based on the volume-weighted average share price of SCL’s common stock during the term of the Second Forward Purchase Transaction subject to the Cap Amount, less an agreed discount. All purchases under the Second Forward Purchase Transaction were completed by October 22, 2024, with a settlement date of October 28, 2024, when the Dealer will deliver approximately 23 million shares of SCL common stock to the Company, representing an average price of HKD 14.64 per share. The additional shares will result in an increase of the Company’s ownership of SCL to approximately 71.31%. Due to the Second Forward Purchase Transaction reaching the Cap Amount during the term of the agreement, approximately $59 million in unused portions of the Maximum Notional Amount will be returned to VVDI II in the form of cash.
As of September 30, 2024, the Company accounted for the Second Forward Purchase Agreement as a hybrid instrument consisting of a host contract, the prepayment amount of $103 million, accounted for as a reduction to equity, and an embedded derivative with nominal fair value. As the embedded derivative had a nominal fair value, no derivative was recorded.
Transfer from Noncontrolling Interest
The following table summarizes the net income attributable to LVSC and transfers from the noncontrolling interest, which shows the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Net income attributable to LVSC	$275	$380	$1,122	$839
Transfer from noncontrolling interest:
Increase in LVSC’s paid-in-capital for purchase of subsidiary shares	—	—	3	—
Changes from net income attributable to LVSC and transfers from noncontrolling interest	$275	$380	$1,125	$839
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	730	764	740	764
Potential dilution from stock options and restricted stock and stock units	1	2	2	3
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	731	766	742	767
Antidilutive stock options excluded from the calculation of diluted earnings per share	10	5	10	3

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 6 — Income Taxes
The Company’s effective income tax rate was 9.3% for the nine months ended September 30, 2024, compared to 18.7% for the nine months ended September 30, 2023. The effective income tax rate for the nine months ended September 30, 2024, reflects a 17% statutory tax rate on the Company’s Singapore operations, a 21% corporate income tax rate on its domestic operations, and a zero percent tax rate on its Macao gaming operations due to the Company’s income tax exemption in Macao.
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
In a decision and order dated November 9, 2023, the New York Supreme Court annulled various votes held by the Nassau County Legislature, annulled the New Lease and remitted the matter to the Planning Commission and the Nassau County Legislature to conduct a proper public hearing in accordance with all relevant statutes and rules, including the Nassau County Administrative Code and the Open Meetings law and for the issuance of a positive declaration pursuant to the New York State Environmental Quality Review Act and for the preparation of an Environmental Impact Statement. On November 10, 2023, the respondents appealed the decision and order and on November 21, 2023, Hofstra cross-appealed. On December 13, 2023, the Appellate Division: Second Judicial Department denied respondents’ motion to stay enforcement of the decision and order pending the appeal, but granted a calendar preference, indicating that the appeal will be calendared expeditiously after all briefs have been filed. With the invalidation of the New Lease noted above, the Company believed it

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
had become the lessee in the Original Lease. This was accounted for as a lease modification on December 14, 2023. Prior to the invalidation of the New Lease, the Company made the required lease payments, including a one-time rent payment of $54 million. On January 29, 2024, Hofstra filed a motion seeking a declaration that the Court’s prior order included the annulment of Nassau County’s consent and the putative assignment to the Company of the Original Lease.
On February 23, 2024, the New York State Supreme Court ruled the Original Lease had been terminated and the Company currently had no leasehold interest in the land upon which the Nassau Coliseum sits. On February 27, 2024, the respondents appealed the decision, order and interlocutory judgment. On March 29, 2024, the Appellate Division: Second Judicial Department denied respondents’ motion to stay enforcement of the decision, order and interlocutory judgment. Subsequent to this order, the Company entered into a use and occupancy permit (the “Permit”) with the County to allow the Company to continue operating the Nassau Coliseum for a nominal $1 fee. The Company considered the accounting guidance under ASC 842 and determined the Permit meets the definition of a lease as it conveys the right to control the use of the associated assets for a specified period of time. Consequently, the Original Lease was deemed to be modified, maintaining the operating lease classification.
On August 16, 2024, the Company entered into a lease agreement with the County for the use and exclusive right to operate assets on approximately 72 acres of land, including the Nassau Coliseum and other improvements thereon (the “Updated Lease”), which has a 42-year lease term (inclusive of three 5-year extensions). The Company is required to make annual rent payments in the amounts and at the times specified in the Updated Lease. As of September 30, 2024, the related right-of-use (“ROU”) asset and finance lease liability were $162 million and $115 million, respectively.
In the accompanying condensed consolidated balance sheet, the Updated Lease ROU asset is included in “Property and equipment, net” and the noncurrent portion of the related finance lease liability is included in “Long-term debt.”
The future minimum lease payments are $1 million for the three-month period ending December 31, 2024, and for each of the years ending December 31, 2025 and 2026, $3 million for the year ending December 31, 2027, $6 million for the year ending December 31, 2028, and $338 million thereafter.
Lessor
Lease revenue for the Company’s mall operations consists of the following:

	Three Months Ended September 30,
	2024		2023
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$138	$—	$128	$—
Overage rents	26	—	48	—
	$164	$—	$176	$—

	Nine Months Ended September 30,
	2024		2023
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$406	$1	$372	$1
Overage rents	56	—	91	—
	$462	$1	$463	$1

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 8 — Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company as of September 30, 2024 and December 31, 2023, using available market information. Determining fair value is judgmental in nature and requires market assumptions and/or estimation methodologies. The table excludes cash, restricted cash, accounts receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	September 30, 2024
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(in millions)
Assets:
Cash equivalents
Cash deposits	$2,394	$2,394
Money market funds	190	190
U.S. Treasury Bills	700	700
Loan receivable(2)	1,246		$1,201
Liabilities:
Long-term debt(3)(4)	13,954		13,723
Cross-currency swaps(3)	40		40

	December 31, 2023
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(in millions)
Assets:
Cash equivalents
Cash deposits	$2,153	$2,153
Money market funds	52	52
U.S. Treasury Bills	1,124	1,124
Loan receivable(2)	1,194		$1,130
Liabilities:
Long-term debt(3)(4)	14,090		13,526
Cross-currency swaps(3)	3		3
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
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC” or “Plaintiff”) filed a claim with the Macao First Instance Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort (“VCR”) (collectively, the “Defendants”) for 3.0 billion patacas (approximately $375 million at exchange rates in effect on September 30, 2024), which alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001.
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
On July 15, 2019, AAEC submitted a request to the Macao First Instance Court to increase the amount of its claim to 96.45 billion patacas (approximately $12.05 billion at exchange rates in effect on September 30, 2024), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022. On September 4, 2019, the Macao First Instance Court allowed AAEC’s amended request. The U.S. Defendants appealed the decision allowing the amended claim on September 17, 2019; the Macao First Instance Court accepted the appeal on September 26, 2019.
On April 16, 2021, the U.S. Defendants moved to reschedule the trial because of the ongoing COVID-19 pandemic. The Macao First Instance Court denied the U.S. Defendants’ motion on May 28, 2021. The U.S. Defendants appealed that ruling on June 16, 2021.
The trial began on June 16, 2021. By order dated June 17, 2021, the Macao First Instance Court scheduled additional trial dates in late 2021 to hear witnesses who were subject to COVID-19 travel restrictions that prevented or severely limited their ability to enter Macao. The U.S. Defendants appealed certain aspects of the Macao First Instance Court’s June 17, 2021 order.
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on September 30, 2024) based on Plaintiff’s July 15, 2019 amendment. By motion dated July 20, 2021, the U.S. Defendants moved for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021. By order dated September 29, 2021, the Macao First Instance Court ordered that the invoice for supplemental court fees be stayed pending resolution of that appeal.
From December 17, 2021 to January 19, 2022, Plaintiff submitted additional documents to the court file and disclosed written reports from two purported experts, who calculated Plaintiff’s damages at 57.88 billion patacas and 62.29 billion patacas (approximately $7.23 billion and $7.78 billion, respectively, at exchange rates in effect on September 30, 2024). On April 28, 2022, the Macao First Instance Court entered a judgment for the U.S. Defendants. The Macao First Instance Court also held that Plaintiff litigated certain aspects of its case in bad faith.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Plaintiff filed a notice of appeal from the Macao First Instance Court’s judgment on May 13, 2022.
On September 19, 2022, the U.S. Defendants were notified of an invoice for appeal court fees totaling 48 million patacas (approximately $6 million at exchange rates in effect on September 30, 2024). By motion dated September 29, 2022, the U.S. Defendants moved the Macao First Instance Court for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated October 24, 2022. The U.S. Defendants appealed that order on November 10, 2022 and on January 6, 2023, submitted the appeal brief.
On October 9, 2023, the U.S. Defendants were notified that the Macao Second Instance Court had invited Plaintiff to amend its appeal brief, primarily to separate out matters of fact from matters of law, and Plaintiff had submitted an amended appeal brief on October 5, 2023. The U.S. Defendants responded to Plaintiff’s amended appeal brief on October 30, 2023. On November 8, 2023, the Macao Second Instance Court issued an order concluding that Plaintiff may have litigated in bad faith by exceeding the scope of permissible amendments to its appeal brief and invited responses from the parties. Plaintiff moved for clarification of the November 8 order on November 22, 2023, and the U.S. Defendants responded to the November 8 order on November 23, 2023. On January 5, 2024, the Macao Second Instance Court rejected Plaintiff’s request for clarification. This matter is currently pending the Macao Second Instance Court’s decision.
On October 17, 2024, the Macao Second Instance Court rejected Plaintiff's appeal on procedural grounds and found it unnecessary to hear the interlocutory appeals lodged by Plaintiff and by U.S. Defendants. The Macao Second Instance Court further decided that Plaintiff had litigated in bad faith. Plaintiff was notified of these decisions on October 21, 2024, and has until November 5, 2024 to file a notice of appeal from the Macao Second Instance Court’s decisions. The U.S. Defendants are currently evaluating the Macao Second Instance Court’s decision.
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
The Company’s segment information as of September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Three Months Ended September 30, 2024
Macao:
The Venetian Macao	$554	$54	$15	$59	$10	$692
The Londoner Macao	338	68	21	20	13	460
The Parisian Macao	189	36	17	6	2	250
The Plaza Macao and Four Seasons Macao	182	27	7	40	1	257
Sands Macao	73	4	3	1	—	81
Ferry Operations and Other	—	—	—	—	31	31
	1,336	189	63	126	57	1,771
Marina Bay Sands	600	125	89	63	42	919
Intercompany royalties	—	—	—	—	60	60
Intercompany eliminations(1)	—	—	—	—	(68)	(68)
Total net revenues	$1,936	$314	$152	$189	$91	$2,682

Three Months Ended September 30, 2023
Macao:
The Venetian Macao	$575	$55	$17	$58	$18	$723
The Londoner Macao	371	97	25	17	8	518
The Parisian Macao	181	37	15	7	4	244
The Plaza Macao and Four Seasons Macao	108	24	7	50	3	192
Sands Macao	75	4	3	1	—	83
Ferry Operations and Other	—	—	—	—	29	29
	1,310	217	67	133	62	1,789
Marina Bay Sands	698	125	89	68	35	1,015
Intercompany royalties	—	—	—	—	61	61
Intercompany eliminations(1)	—	—	—	—	(70)	(70)
Total net revenues	$2,008	$342	$156	$201	$88	$2,795

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Casino	Rooms	Food and Beverage	Mall	Convention, Retail and Other	Net Revenues

	(In millions)
Nine Months Ended September 30, 2024
Macao:
The Venetian Macao	$1,748	$156	$48	$168	$29	$2,149
The Londoner Macao	1,075	234	70	53	34	1,466
The Parisian Macao	569	102	48	20	6	745
The Plaza Macao and Four Seasons Macao	430	77	23	116	3	649
Sands Macao	212	13	9	1	1	236
Ferry Operations and Other	—	—	—	—	91	91
	4,034	582	198	358	164	5,336
Marina Bay Sands	2,165	375	252	180	121	3,093
Intercompany royalties	—	—	—	—	186	186
Intercompany eliminations(1)	—	—	—	(1)	(212)	(213)
Total net revenues	$6,199	$957	$450	$537	$259	$8,402

Nine Months Ended September 30, 2023
Macao:
The Venetian Macao	$1,544	$142	$47	$162	$39	$1,934
The Londoner Macao	850	232	59	47	15	1,203
The Parisian Macao	492	100	35	23	7	657
The Plaza Macao and Four Seasons Macao	367	69	21	125	5	587
Sands Macao	218	12	9	1	1	241
Ferry Operations and Other	—	—	—	—	74	74
	3,471	555	171	358	141	4,696
Marina Bay Sands	1,940	326	252	178	92	2,788
Intercompany royalties	—	—	—	—	164	164
Intercompany eliminations(1)	—	—	—	(1)	(190)	(191)
Total net revenues	$5,411	$881	$423	$535	$207	$7,457
____________________
(1)Intercompany eliminations include royalties and other intercompany services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Intersegment Revenues
Macao:
The Venetian Macao	$1	$1	$5	$5
Ferry Operations and Other	7	6	20	18
	8	7	25	23
Marina Bay Sands	—	2	2	4
Intercompany royalties	60	61	186	164
Total intersegment revenues	$68	$70	$213	$191

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Adjusted Property EBITDA
Macao:
The Venetian Macao	$267	$290	$843	$752
The Londoner Macao	124	167	399	326
The Parisian Macao	74	81	228	201
The Plaza Macao and Four Seasons Macao	102	71	238	237
Sands Macao	14	17	36	42
Ferry Operations and Other	4	5	12	12
	585	631	1,756	1,570
Marina Bay Sands	406	491	1,515	1,317
Consolidated adjusted property EBITDA(1)	991	1,122	3,271	2,887
Other Operating Costs and Expenses
Stock-based compensation(2)	(10)	(6)	(19)	(25)
Corporate	(68)	(49)	(215)	(166)
Pre-opening	(4)	(3)	(10)	(13)
Development	(55)	(44)	(169)	(140)
Depreciation and amortization	(324)	(313)	(960)	(875)
Amortization of leasehold interests in land	(15)	(15)	(45)	(43)
Loss on disposal or impairment of assets	(11)	(4)	(41)	(22)
Operating income	504	688	1,812	1,603
Other Non-Operating Costs and Expenses
Interest income	67	79	218	225
Interest expense, net of amounts capitalized	(179)	(200)	(547)	(628)
Other income (expense)	11	4	16	(17)
Income tax expense	(50)	(122)	(139)	(221)
Net income	$353	$449	$1,360	$962
____________________
(1)Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is net income (loss) before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies, including LVSC, have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including LVSC, have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. The Company has significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, consolidated adjusted property EBITDA as presented by the Company may not be directly comparable to similarly titled measures presented by other companies.
(2)During the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $24 million and $16 million, respectively, of which $14 million and $10 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $58 million and $58 million, respectively, of which $39 million and $33 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023

	(In millions)
Capital Expenditures
Corporate and Other	$32	$168
Macao:
The Venetian Macao	155	44
The Londoner Macao	348	66
The Parisian Macao	11	3
The Plaza Macao and Four Seasons Macao	9	8
Sands Macao	10	3
Ferry Operations and Other	1	—
	534	124
Marina Bay Sands	454	400
Total capital expenditures	$1,020	$692

	September 30, 2024	December 31, 2023

	(In millions)
Total Assets
Corporate and Other	$3,875	$5,167
Macao:
The Venetian Macao	3,208	2,548
The Londoner Macao	4,471	4,193
The Parisian Macao	1,723	1,802
The Plaza Macao and Four Seasons Macao	997	1,059
Sands Macao	256	287
Ferry Operations and Other	245	335
	10,900	10,224
Marina Bay Sands	6,579	6,387
Total assets	$21,354	$21,778

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
Macao
From 2020 through the beginning of 2023, our operations in Macao were negatively impacted by the reduction in travel and tourism related to the COVID-19 pandemic. The Macao government’s policy regarding the management of COVID-19 and general travel restrictions was relaxed in late December 2022 and early January 2023. Since then, visitation to our Macao Integrated Resorts and operations has improved.
The Macao government announced total visitation from mainland China to Macao increased approximately 36.3% during the nine months ended September 30, 2024, as compared to the same period in 2023. The Macao government also announced gross gaming revenue increased approximately 31.3% during the nine months ended September 30, 2024, as compared to the same period in 2023.
Singapore
Our operations in Singapore continued to be positive as travel and tourism spending increased, resulting from the elimination of all remaining COVID-19 border measures in February 2023. Airlift passenger movement has increased with a total of 44 million passengers having passed through Singapore’s Changi Airport from January to August 2024 (the latest statistics currently available), an increase of 17% compared to the same period in 2023.
Visitation to Marina Bay Sands continues to improve since the travel restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased to approximately 12.6 million for the nine months ended September 30, 2024, from approximately 10.1 million for the same period in 2023.
Summary
We have a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $4.21 billion as of September 30, 2024 and access to $1.50 billion, $2.51 billion and $460 million of available borrowing capacity from our 2024 LVSC Revolving Facility, 2024 SCL Revolving Facility (which replaced the 2018 SCL Revolving Facility as of October 23, 2024) and 2012 Singapore Revolving Facility, respectively. We believe we are able to support our continuing operations and complete the major construction projects that are underway.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2023 Annual Report on Form 10-K filed on February 7, 2024.
There were no newly identified significant accounting policies and estimates during the nine months ended September 30, 2024, nor were there any material changes to the critical accounting policies and estimates discussed in our 2023 Annual Report.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.30% in Macao and Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 24.9%, 21.4%, 20.8%, 23.6%, 16.7% and 19.5% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 3.8%, 3.9%, 4.1%, 4.4%, 2.9% and 3.8% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 9.8% and 11.7%, respectively, of our table games play was conducted on a credit basis for the nine months ended September 30, 2024.
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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Summary Financial Results
Net revenues for the three months ended September 30, 2024, were $2.68 billion, compared to $2.80 billion for the three months ended September 30, 2023. Operating income was $504 million for the three months ended September 30, 2024, compared to $688 million for the three months ended September 30, 2023. Net income was $353 million for the three months ended September 30, 2024, compared to $449 million for the three months ended September 30, 2023.
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended September 30,
	2024	2023	Percent Change

	(Dollars in millions)
Casino	$1,936	$2,008	(3.6)%
Rooms	314	342	(8.2)%
Food and beverage	152	156	(2.6)%
Mall	189	201	(6.0)%
Convention, retail and other	91	88	3.4%
Total net revenues	$2,682	$2,795	(4.0)%
Consolidated net revenues were $2.68 billion for the three months ended September 30, 2024, a decrease of $113 million compared to $2.80 billion for the three months ended September 30, 2023. The decrease was due to decreases of $94 million and $19 million at Marina Bay Sands and our Macao operations, respectively.
Net casino revenues decreased $72 million compared to the three months ended September 30, 2023. The decrease was due to a $98 million decrease at Marina Bay Sands, partially offset by a $26 million increase at our Macao operations. Casino revenues at Marina Bay Sands decreased due to decreased Rolling Chip volume and win percentage, partially offset by increased Non-Rolling Chip volume and win percentage. Our Macao operations increased due to increased slot volumes and Non-Rolling Chip win percentage, partially offset by decreased Rolling Chip win and slot hold percentages.

	Three Months Ended September 30,
	2024	2023	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$554	$575	(3.7)%
Non-Rolling Chip drop	$2,252	$2,313	(2.6)%
Non-Rolling Chip win percentage	24.7%	24.3%	0.4	pts
Rolling Chip volume	$1,126	$953	18.2%
Rolling Chip win percentage	3.64%	6.00%	(2.36)	pts
Slot handle	$1,441	$1,319	9.2%
Slot hold percentage	3.9%	4.3%	(0.4)	pts
The Londoner Macao
Total net casino revenues	$338	$371	(8.9)%
Non-Rolling Chip drop	$1,598	$1,737	(8.0)%
Non-Rolling Chip win percentage	21.9%	20.7%	1.2	pts
Rolling Chip volume	$1,548	$1,561	(0.8)%
Rolling Chip win percentage	2.89%	3.93%	(1.04)	pts
Slot handle	$1,290	$1,498	(13.9)%
Slot hold percentage	4.0%	4.0%	—	pts

	Three Months Ended September 30,
	2024	2023	Change

	(Dollars in millions)
The Parisian Macao
Total net casino revenues	$189	$181	4.4%
Non-Rolling Chip drop	$1,054	$789	33.6%
Non-Rolling Chip win percentage	19.6%	22.0%	(2.4)	pts
Rolling Chip volume	$169	$277	(39.0)%
Rolling Chip win percentage	(7.14)%	6.76%	(13.90)	pts
Slot handle	$997	$670	48.8%
Slot hold percentage	4.2%	4.0%	0.2	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$182	$108	68.5%
Non-Rolling Chip drop	$684	$570	20.0%
Non-Rolling Chip win percentage	22.9%	21.5%	1.4	pts
Rolling Chip volume	$2,616	$2,068	26.5%
Rolling Chip win percentage	3.92%	2.28%	1.64	pts
Slot handle	$26	$10	160.0%
Slot hold percentage	3.0%	(1.7)%	4.7	pts
Sands Macao
Total net casino revenues	$73	$75	(2.7)%
Non-Rolling Chip drop	$407	$414	(1.7)%
Non-Rolling Chip win percentage	16.8%	16.8%	—	pts
Rolling Chip volume	$26	$14	85.7%
Rolling Chip win percentage	4.39%	13.84%	(9.45)	pts
Slot handle	$560	$473	18.4%
Slot hold percentage	2.9%	3.3%	(0.4)	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$600	$698	(14.0)%
Non-Rolling Chip drop	$2,126	$1,936	9.8%
Non-Rolling Chip win percentage	20.4%	17.6%	2.8	pts
Rolling Chip volume	$6,558	$8,149	(19.5)%
Rolling Chip win percentage	1.75%	3.85%	(2.10)	pts
Slot handle	$5,855	$6,364	(8.0)%
Slot hold percentage	4.0%	3.6%	0.4	pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues decreased $28 million compared to the three months ended September 30, 2023. The decrease was due to our Macao operations driven by a decrease in available rooms in connection with the conversion of the Sheraton towers to the Londoner Grand. Revenues at Marina Bay Sands remained flat due to an increase in ADR, offset by a decrease in occupied room nights driven by room renovations.

	Three Months Ended September 30,
	2024	2023	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$54	$55	(1.8)%
Occupancy rate	98.8%	98.0%	0.8	pts
Average daily room rate (ADR)	$204	$212	(3.8)%
Revenue per available room (RevPAR)	$202	$207	(2.4)%
The Londoner Macao(1)
Total room revenues	$68	$97	(29.9)%
Occupancy rate	97.7%	95.3%	2.4	pts
Average daily room rate (ADR)	$230	$190	21.1%
Revenue per available room (RevPAR)	$225	$181	24.3%
The Parisian Macao
Total room revenues	$36	$37	(2.7)%
Occupancy rate	98.5%	97.0%	1.5	pts
Average daily room rate (ADR)	$153	$165	(7.3)%
Revenue per available room (RevPAR)	$151	$160	(5.6)%
The Plaza Macao and Four Seasons Macao
Total room revenues	$27	$24	12.5%
Occupancy rate	93.2%	86.4%	6.8	pts
Average daily room rate (ADR)	$474	$472	0.4%
Revenue per available room (RevPAR)	$442	$408	8.3%
Sands Macao
Total room revenues	$4	$4	—%
Occupancy rate	99.4%	98.7%	0.7	pts
Average daily room rate (ADR)	$172	$173	(0.6)%
Revenue per available room (RevPAR)	$171	$171	—%
Singapore Operations:
Marina Bay Sands(2)
Total room revenues	$125	$125	—%
Occupancy rate	94.7%	96.3%	(1.6)	pts
Average daily room rate (ADR)	$903	$681	32.6%
Revenue per available room (RevPAR)	$855	$656	30.3%
__________________________
(1)During the three months ended September 30, 2024, a daily average of approximately 2,550 rooms were excluded from available rooms in connection with the renovations related to the conversion of the Sheraton towers to the Londoner Grand in connection with Phase II of The Londoner Macao.
(2)During the three months ended September 30, 2024 and 2023, approximately 1,600 and 2,200 rooms, respectively, were available for occupancy.

Mall revenues decreased $12 million compared to the three months ended September 30, 2023. The decrease of $7 million in our Macao operations was primarily driven by a $14 million decrease in overage rent, partially offset by a $6 million increase in base rent. The $5 million decrease at Marina Bay Sands was driven by an $8 million decrease in overage rent, partially offset by a $4 million increase in base rent. For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended September 30,
	2024	2023	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$59	$58	1.7%
Mall gross leasable area (in square feet)	822,456	818,773	0.4%
Occupancy	83.6%	80.0%	3.6	pts
Base rent per square foot	$289	$277	4.3%
Tenant sales per square foot(1)	$1,615	$1,743	(7.3)%
Shoppes at Londoner
Total mall revenues	$20	$17	17.6%
Mall gross leasable area (in square feet)	566,272	611,192	(7.3)%
Occupancy	70.5%	54.2%	16.3	pts
Base rent per square foot	$155	$152	2.0%
Tenant sales per square foot(1)	$1,491	$1,701	(12.3)%
Shoppes at Parisian
Total mall revenues	$6	$7	(14.3)%
Mall gross leasable area (in square feet)	296,818	296,352	0.2%
Occupancy	67.7%	66.1%	1.6	pts
Base rent per square foot	$103	$110	(6.4)%
Tenant sales per square foot(1)	$525	$641	(18.1)%
Shoppes at Four Seasons
Total mall revenues	$40	$50	(20.0)%
Mall gross leasable area (in square feet)	261,845	249,303	5.0%
Occupancy	90.1%	92.7%	(2.6)	pts
Base rent per square foot	$630	$595	5.9%
Tenant sales per square foot(1)	$5,832	$6,714	(13.1)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$63	$68	(7.4)%
Mall gross leasable area (in square feet)	615,944	616,699	(0.1)%
Occupancy	99.1%	99.5%	(0.4)	pts
Base rent per square foot	$354	$315	12.4%
Tenant sales per square foot(1)	$2,919	$2,998	(2.6)%
__________________________
Note:    This table excludes the results of our retail outlets at Sands Macao.
(1)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
Convention, retail and other revenues increased $3 million compared to the three months ended September 30, 2023. The increase was due to a $9 million increase at Marina Bay Sands, partially offset by a $6 million decrease at our Macao operations. The increase at Marina Bay Sands was driven by increases of $5 million in convention revenue and $4 million in other revenues (e.g., Sky Park, spa). The decrease at our Macao operations was primarily due to a $12 million insurance recovery due to Typhoon Saola in September 2023, partially offset by increases of $3 million in entertainment, $2 million in ferry operations and $1 million in other revenues (e.g., limo, exhibits).

Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended September 30,
	2024	2023	Percent Change

	(Dollars in millions)
Casino	$1,120	$1,103	1.5%
Rooms	79	80	(1.3)%
Food and beverage	129	128	0.8%
Mall	23	23	—%
Convention, retail and other	62	52	19.2%
Provision for (recovery of) credit losses	(5)	3	(266.7)%
General and administrative	293	290	1.0%
Corporate	68	49	38.8%
Pre-opening	4	3	33.3%
Development	55	44	25.0%
Depreciation and amortization	324	313	3.5%
Amortization of leasehold interests in land	15	15	—%
Loss on disposal or impairment of assets	11	4	175.0%
Total operating expenses	$2,178	$2,107	3.4%
Operating expenses were $2.18 billion for the three months ended September 30, 2024, an increase of $71 million compared to $2.11 billion for the three months ended September 30, 2023. The increase was primarily driven by increases of $19 million in corporate expenses, $17 million in casino expenses, $11 million in development expenses and $11 million in depreciation and amortization expense.
Casino expenses increased $17 million compared to the three months ended September 30, 2023. The increase was primarily attributable to a $21 million increase in gaming taxes at our Macao operations due to increased gross gaming revenues, partially offset by an $11 million decrease in gaming taxes at Marina Bay Sands due to decreased casino revenues. The decrease in gaming taxes at Marina Bay Sands was partially offset by a 1% increase in goods and service tax (“GST”) in Singapore as of January 1, 2024.
Convention, retail and other expenses increased $10 million compared to the three months ended September 30, 2023, due to a $9 million increase at our Macao operations. The increase was due to increases of $3 million in entertainment due to more special events, $2 million in ferry operations due to increased expenses for gas and oil and repairs and maintenance, and $4 million in other operating expenses (e.g., limos, exhibits).
Recovery of credit losses was $5 million for three months ended September 30, 2024, compared to provision for credit losses of $3 million for the three months ended September 30, 2023. The $8 million decrease was due to Marina Bay Sands, resulting from a $14 million increase in collections on previously reserved accounts, partially offset by a $6 million increase in the provision for the current quarter. The provision for credit losses at our Macao operations remained flat due to $4 million in collections on previously reserved accounts, offset by a $4 million decrease in provision for the current quarter. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
Corporate expense increased $19 million compared to the three months ended September 30, 2023. The increase was primarily due to a $9 million increase in payroll, $3 million related to a shareholder dividend tax agreement with the Macao government and a $4 million decrease in legal fee recoveries.
Development expenses were $55 million for the three months ended September 30, 2024, compared to $44 million for the three months ended September 30, 2023. During the three months ended September 30, 2024, the increase was primarily due to increased efforts related to our digital gaming pursuits. Development costs are expensed as incurred.
Depreciation and amortization increased $11 million compared to the three months ended September 30, 2023. The increase was primarily due to a $40 million increase at Marina Bay Sands as a result of the completion of renovations that were placed into service throughout 2023 and through the third quarter of 2024. This increase was partially offset by a $31 million decrease at our Macao operations due to a decrease in accelerated depreciation related to the conversion of the

Sheraton towers to the Londoner Grand in connection with Phase II of The Londoner Macao and a decrease due to assets fully depreciated during the prior year and through the third quarter of the current year, partially offset by an increase in depreciation due to assets placed into service after September 30, 2023.
Loss on disposal or impairment of assets was $11 million for three months ended September 30, 2024. The losses incurred for the three months ended September 30, 2024, were primarily due to an $8 million loss in Macao, including demolition costs primarily related to Phase II of The Londoner Macao and the write-off of design costs, and a $2 million loss at Marina Bay Sands from demolition costs related to room renovations.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Three Months Ended September 30,
	2024	2023	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$267	$290	(7.9)%
The Londoner Macao	124	167	(25.7)%
The Parisian Macao	74	81	(8.6)%
The Plaza Macao and Four Seasons Macao	102	71	43.7%
Sands Macao	14	17	(17.6)%
Ferry Operations and Other	4	5	(20.0)%
	585	631	(7.3)%
Marina Bay Sands	406	491	(17.3)%
Consolidated adjusted property EBITDA(1)	$991	$1,122	(11.7)%
__________________________
(1)    Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is used by management as the primary measure of the operating performance of our segments. Consolidated adjusted property EBITDA is net income (loss) before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of our operations with those of our competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies, including LVSC, have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including LVSC, have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. We have significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, our presentation of consolidated adjusted property EBITDA may not be directly comparable to similarly titled measures presented by other companies.

	Three Months Ended September 30,
	2024	2023

	(In millions)
Consolidated adjusted property EBITDA	$991	$1,122

Other Operating Costs and Expenses
Stock-based compensation(a)	(10)	(6)
Corporate	(68)	(49)
Pre-opening	(4)	(3)
Development	(55)	(44)
Depreciation and amortization	(324)	(313)
Amortization of leasehold interests in land	(15)	(15)
Loss on disposal or impairment of assets	(11)	(4)
Operating income	504	688
Other Non-Operating Costs and Expenses
Interest income	67	79
Interest expense, net of amounts capitalized	(179)	(200)
Other income	11	4
Income tax expense	(50)	(122)
Net income	$353	$449
__________________________
(a)During the three months ended September 30, 2024 and 2023, we recorded stock-based compensation expense of $24 million and $16 million, respectively, of which $14 million and $10 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations decreased $46 million compared with the three months ended September 30, 2023, due to decreases across room, mall, food and beverage and other non-gaming operations at our Integrated Resorts in Macao.
Adjusted property EBITDA at Marina Bay Sands decreased $85 million compared to the three months ended September 30, 2023, primarily due to a decrease in casino operations.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended September 30,
	2024	2023

	(Dollars in millions)
Interest cost	$183	$202
Less — capitalized interest	(4)	(2)
Interest expense, net	$179	$200
Weighted average total debt balance	$13,865	$14,863
Weighted average interest rate	5.1%	5.4%
Interest cost decreased $19 million compared to the three months ended September 30, 2023, primarily due to decreases in the weighted average interest rate from 5.4% to 5.1% and the weighted average total debt balance from $14.86 billion to $13.87 billion. The weighted average interest rate decreased primarily due to lower interest rates on the SCL senior notes in connection with the credit rating upgrades for the Company and Sands China Ltd. (“SCL”) to BBB- by S&P on July 26, 2023 and Fitch on February 1, 2024, and the decrease in interest rates on our Singapore Credit Facility. These items were partially offset by higher interest rates associated with the issuance of the LVSC Senior Notes on May 16, 2024 to accomplish the repayment of the 2024 LVSC Senior Notes on June 26, 2024. The weighted average total debt balance decreased primarily due to the repayment of $1.95 billion on the SCL Revolving Facility by October 2023 and repurchases totaling $175 million of the 2025 SCL Senior Notes throughout the three months ended June 30, 2024.

Other Factors Affecting Earnings
Interest income was $67 million for the three months ended September 30, 2024, compared to $79 million for the three months ended September 30, 2023. The decrease was attributable to a decrease in cash available to invest in the U.S. due to share repurchases, dividends and development-related spend in the last twelve months. This decrease was partially offset by increased paid-in-kind interest rate under the seller financing loan agreement entered into in connection with the sale of our Las Vegas real property and operations and an increase in cash available to invest in Macao.
Other income was $11 million for the three months ended September 30, 2024, compared to $4 million for the three months ended September 30, 2023. Other income during the three months ended September 30, 2024, was primarily attributable to $10 million of foreign currency transaction gains driven by U.S. dollar denominated debt held by SCL.
Our income tax expense was $50 million on income before income taxes of $403 million for the three months ended September 30, 2024, resulting in a 12.4% effective income tax rate. This compares to a 21.4% effective income tax rate for the three months ended September 30, 2023. The income tax expense for the three months ended September 30, 2024, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations and a zero percent rate on our Macao gaming operations due to our income tax exemption in Macao.
On February 5, 2024, the Macao government provided notice that Venetian Macau Limited (“VML,” a subsidiary of SCL) and its peers received an income tax exemption on gaming operations for the period January 1, 2023 through December 31, 2027. Additionally, we entered into a shareholder dividend tax agreement with the Macao government in February 2024, effective January 1, 2023 through December 31, 2025, providing an annual payment as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. For the three months ended September 30, 2023, income tax expense included an anticipated $38 million shareholder dividend tax based on the information available at the balance sheet date.
The net income attributable to noncontrolling interests was $78 million for the three months ended September 30, 2024, compared to $69 million for the three months ended September 30, 2023. These amounts were related to the noncontrolling interest of SCL.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Operating Revenues
Our net revenues consisted of the following:

	Nine Months Ended September 30,
	2024	2023	Percent Change

	(Dollars in millions)
Casino	$6,199	$5,411	14.6%
Rooms	957	881	8.6%
Food and beverage	450	423	6.4%
Mall	537	535	0.4%
Convention, retail and other	259	207	25.1%
Total net revenues	$8,402	$7,457	12.7%
Consolidated net revenues were $8.40 billion for the nine months ended September 30, 2024, an increase of $945 million compared to $7.46 billion for the nine months ended September 30, 2023, primarily due to increases of $638 million and $307 million at our Macao operations and Marina Bay Sands, respectively.

Net casino revenues increased $788 million compared to the nine months ended September 30, 2023. The increase was driven by increases of $563 million and $225 million at our Macao operations and Marina Bay Sands, respectively. Casino revenue at our Macao operations increased due to increased table games and slot volumes, partially offset by decreased Rolling Chip win and slot hold percentages. Casino revenues at Marina Bay Sands increased due to increased Non-Rolling Chip drop and Non-Rolling Chip and Rolling Chip win percentages, partially offset by decreased Rolling Chip volume.

	Nine Months Ended September 30,
	2024	2023	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$1,748	$1,544	13.2%
Non-Rolling Chip drop	$6,990	$6,256	11.7%
Non-Rolling Chip win percentage	24.9%	23.9%	1.0	pts
Rolling Chip volume	$2,955	$3,299	(10.4)%
Rolling Chip win percentage	5.05%	4.88%	0.17	pts
Slot handle	$4,479	$3,699	21.1%
Slot hold percentage	3.8%	4.3%	(0.5)	pts
The Londoner Macao
Total net casino revenues	$1,075	$850	26.5%
Non-Rolling Chip drop	$5,160	$3,990	29.3%
Non-Rolling Chip win percentage	21.1%	20.9%	0.2	pts
Rolling Chip volume	$5,784	$5,013	15.4%
Rolling Chip win percentage	3.02%	2.97%	0.05	pts
Slot handle	$4,460	$3,585	24.4%
Slot hold percentage	3.9%	4.0%	(0.1)	pts
The Parisian Macao
Total net casino revenues	$569	$492	15.7%
Non-Rolling Chip drop	$2,947	$2,148	37.2%
Non-Rolling Chip win percentage	20.5%	21.3%	(0.8)	pts
Rolling Chip volume	$185	$938	(80.3)%
Rolling Chip win percentage	(6.12)%	7.18%	(13.30)	pts
Slot handle	$2,603	$1,887	37.9%
Slot hold percentage	4.2%	4.0%	0.2	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$430	$367	17.2%
Non-Rolling Chip drop	$2,025	$1,563	29.6%
Non-Rolling Chip win percentage	24.0%	24.3%	(0.3)	pts
Rolling Chip volume	$7,565	$4,473	69.1%
Rolling Chip win percentage	2.24%	3.14%	(0.90)	pts
Slot handle(1)	$28	$85	(67.1)%
Slot hold percentage	4.4%	5.9%	(1.5)	pts
Sands Macao
Total net casino revenues	$212	$218	(2.8)%
Non-Rolling Chip drop	$1,208	$1,165	3.7%
Non-Rolling Chip win percentage	16.6%	17.2%	(0.6)	pts
Rolling Chip volume	$62	$80	(22.5)%
Rolling Chip win percentage	4.31%	6.67%	(2.36)	pts
Slot handle	$1,625	$1,377	18.0%
Slot hold percentage	3.0%	3.2%	(0.2)	pts

	Nine Months Ended September 30,
	2024	2023	Change

	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$2,165	$1,940	11.6%
Non-Rolling Chip drop	$6,329	$5,482	15.5%
Non-Rolling Chip win percentage	19.6%	18.2%	1.4	pts
Rolling Chip volume	$20,874	$21,237	(1.7)%
Rolling Chip win percentage	3.69%	3.51%	0.18	pts
Slot handle	$18,473	$17,926	3.1%
Slot hold percentage	3.9%	3.9%	—	pts
__________________________
(1)During the current year, a majority of the slot machines were relocated to other properties, with the remaining slot machines made available based on demand.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues increased $76 million compared to the nine months ended September 30, 2023. The increase was due to increases of $49 million and $27 million at Marina Bay Sands and our Macao operations, respectively. Marina Bay Sands room revenues increased due to an increase in ADR, partially offset by a decrease in available rooms and decreased occupancy. Macao room revenues increased due to an increase in occupancy rates, partially offset by decreases in available rooms in connection with the conversion of the Sheraton towers to the Londoner Grand and ADR due to increased hotel inventory across the Macao market.
The following table summarizes the results of our room activity:

	Nine Months Ended September 30,
	2024	2023	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$156	$142	9.9%
Occupancy rate	97.6%	93.1%	4.5	pts
Average daily room rate (ADR)	$202	$209	(3.3)%
Revenue per available room (RevPAR)	$197	$195	1.0%
The Londoner Macao(1)
Total room revenues	$234	$232	0.9%
Occupancy rate	96.1%	74.9%	21.2	pts
Average daily room rate (ADR)	$201	$201	—%
Revenue per available room (RevPAR)	$193	$150	28.7%
The Parisian Macao
Total room revenues	$102	$100	2.0%
Occupancy rate	96.5%	91.0%	5.5	pts
Average daily room rate (ADR)	$152	$159	(4.4)%
Revenue per available room (RevPAR)	$147	$145	1.4%
The Plaza Macao and Four Seasons Macao
Total room revenues	$77	$69	11.6%
Occupancy rate	89.0%	79.3%	9.7	pts
Average daily room rate (ADR)	$482	$490	(1.6)%
Revenue per available room (RevPAR)	$429	$389	10.3%
Sands Macao
Total room revenues	$13	$12	8.3%
Occupancy rate	99.0%	94.8%	4.2	pts
Average daily room rate (ADR)	$173	$170	1.8%
Revenue per available room (RevPAR)	$171	$161	6.2%
Singapore Operations:
Marina Bay Sands(2)
Total room revenues	$375	$326	15.0%
Occupancy rate	95.0%	96.9%	(1.9)	pts
Average daily room rate (ADR)	$796	$626	27.2%
Revenue per available room (RevPAR)	$757	$607	24.7%
__________________________
(1)During the nine months ended September 30, 2024, a daily average of approximately 1,400 rooms were excluded from available rooms in connection with the renovations related to the conversion of the Sheraton towers to the Londoner Grand in connection with Phase II of The Londoner Macao.
(2)During the nine months ended September 30, 2024 and 2023, approximately 1,850 and 2,000 rooms, respectively, were available for occupancy.
Food and beverage revenues increased $27 million compared to the nine months ended September 30, 2023. The increase was driven by increased business volume at food and beverage outlets and banquet operations at our Macao operations.

Mall revenues increased $2 million compared to the nine months ended September 30, 2023. While Macao operations remained stable, the $2 million increase related to Marina Bay Sands was driven by a $13 million increase in base rent, partially offset by an $11 million decrease in overage rent and revenues related to CAM and other reimbursements.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Nine Months Ended September 30,(1)
	2024	2023	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$167	$161	3.7%
Mall gross leasable area (in square feet)	822,456	818,773	0.4%
Occupancy	83.6%	80.0%	3.6	pts
Base rent per square foot	$289	$277	4.3%
Tenant sales per square foot(2)	$1,615	$1,743	(7.3)%
Shoppes at Londoner
Total mall revenues	$53	$47	12.8%
Mall gross leasable area (in square feet)	566,272	611,192	(7.3)%
Occupancy	70.5%	54.2%	16.3	pts
Base rent per square foot	$155	$152	2.0%
Tenant sales per square foot(2)	$1,491	$1,701	(12.3)%
Shoppes at Parisian
Total mall revenues	$20	$23	(13.0)%
Mall gross leasable area (in square feet)	296,818	296,352	0.2%
Occupancy	67.7%	66.1%	1.6	pts
Base rent per square foot	$103	$110	(6.4)%
Tenant sales per square foot(2)	$525	$641	(18.1)%
Shoppes at Four Seasons
Total mall revenues	$116	$125	(7.2)%
Mall gross leasable area (in square feet)	261,845	249,303	5.0%
Occupancy	90.1%	92.7%	(2.6)	pts
Base rent per square foot	$630	$595	5.9%
Tenant sales per square foot(2)	$5,832	$6,714	(13.1)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$180	$178	1.1%
Mall gross leasable area (in square feet)	615,944	616,699	(0.1)%
Occupancy	99.1%	99.5%	(0.4)	pts
Base rent per square foot	$354	$315	12.4%
Tenant sales per square foot(2)	$2,919	$2,998	(2.6)%
__________________________
Note: This table excludes the results of our retail outlets at Sands Macao.
(1)    As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of September 30, 2024 and 2023, they are identical to the summary presented herein for the three months ended September 30, 2024 and 2023, respectively.
(2)    Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.

Convention, retail and other revenues increased $52 million compared to the nine months ended September 30, 2023, due primarily to increases of $32 million and $20 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was due to increases of $13 million in convention revenue, $3 million in entertainment revenue and $8 million in other operating revenues (e.g., limo, Sky Park, spa), as well as an $8 million nonrecurring adjustment related to a change in accounting estimate of our non-gaming club points accrual. The increase at our Macao operations was driven by increases of $12 million in ferry operations due to increased sailings resulting from increased visitation and $10 million in entertainment revenue, partially offset by a decrease of $2 million in other revenues (e.g., limo, exhibits).
Operating Expenses
Our operating expenses consisted of the following:

	Nine Months Ended September 30,
	2024	2023	Percent Change

	(Dollars in millions)
Casino	$3,441	$3,011	14.3%
Rooms	234	207	13.0%
Food and beverage	379	349	8.6%
Mall	62	65	(4.6)%
Convention, retail and other	177	141	25.5%
Provision for credit losses	10	2	400.0%
General and administrative	847	820	3.3%
Corporate	215	166	29.5%
Pre-opening	10	13	(23.1)%
Development	169	140	20.7%
Depreciation and amortization	960	875	9.7%
Amortization of leasehold interests in land	45	43	4.7%
Loss on disposal or impairment of assets	41	22	86.4%
Total operating expenses	$6,590	$5,854	12.6%
Operating expenses were $6.59 billion for the nine months ended September 30, 2024, an increase of $736 million compared to $5.85 billion for the nine months ended September 30, 2023. The increase was primarily driven by increases of $430 million in casino expenses, $85 million in depreciation and amortization expense and $49 million in corporate expense.
Casino expenses increased $430 million compared to the nine months ended September 30, 2023. The increase was primarily attributable to increases of $312 million and $62 million in gaming taxes at our Macao operations and Marina Bay Sands, respectively, consistent with increased casino revenues and a 1% increase in GST in Singapore as of January 1, 2024.
Room expenses increased $27 million compared to the nine months ended September 30, 2023. The increase was due to increases of $15 million and $12 million at our Macao operations and Marina Bay Sands, respectively, driven by increased occupancy in Macao and higher costs associated with new and elevated suites and rooms introduced at Marina Bay Sands throughout 2023 and through the third quarter of 2024.
Food and beverage expenses increased $30 million compared to the nine months ended September 30, 2023. The increase was due to increases of $25 million and $5 million at our Macao operations and Marina Bay Sands, respectively, driven by increased business volume at food outlets and banquets operations.
Convention, retail and other expenses increased $36 million compared to the nine months ended September 30, 2023, due to increases of $28 million and $8 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was primarily due to increases of $12 million in ferry operation expenses due to higher repairs and maintenance and fuel due to additional sailings resulting from increased visitation, $10 million in entertainment expenses due to increased event volume and $6 million in other operating expenses. The increase at Marina Bay Sands was primarily due to increases of $2 million in entertainment, $1 million in convention and $5 million in other operating expenses.
Provision for credit losses was $10 million for the nine months ended September 30, 2024, compared to $2 million for the nine months ended September 30, 2023. The increase in provision was due to an $11 million increase at our Macao operations, partially offset by a $3 million decrease at Marina Bay Sands. The increase at our Macao operations was primarily due to $14 million in settlements from previously reserved accounts in the prior year, partially offset by a $3 million decrease in the provision for the current period. The decrease at Marina Bay Sands was primarily due to a

$17 million increase in collections on previously reserved accounts, partially offset by a $14 million increase in the provision for the current period. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $27 million compared to the nine months ended September 30, 2023. The increase was primarily due to increases of $15 million and $12 million at our Macao operations and Marina Bay Sands, respectively, driven by increases in payroll, marketing expenses and facilities and utilities costs.
Corporate expenses increased $49 million compared to the nine months ended September 30, 2023. The increase was primarily due to $19 million related to a shareholder dividend tax agreement with the Macao government, which was finalized on February 7, 2024, and covers the years from 2023 to 2025, an $18 million increase in payroll expenses, an $8 million increase in other expenses driven by information technology costs, professional services and travel costs, and a $4 million decrease in legal fee recoveries.
Development expenses were $169 million for the nine months ended September 30, 2024, compared to $140 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the increased costs were associated with increased efforts primarily related to our digital gaming pursuits. Development costs are expensed as incurred.
Depreciation and amortization increased $85 million compared to the nine months ended September 30, 2023. The increase was primarily due to a $111 million increase at Marina Bay Sands as a result of the completion of renovations that were placed into service throughout 2023 and through the third quarter of 2024. This increase was partially offset by $30 million decrease at our Macao operations due to assets fully depreciated during the prior year and through the third quarter of 2024, partially offset by an increase in depreciation for assets placed into service during the current year.
Loss on disposal or impairment of assets was $41 million for the nine months ended September 30, 2024, compared to $22 million for the nine months ended September 30, 2023. The losses incurred for the nine months ended September 30, 2024 were due to a $25 million loss in Macao, including $19 million in demolition costs, primarily related to the upgrade of the Cotai Arena and Phase II of The Londoner Macao, an $8 million loss at Marina Bay Sands, including demolition costs related to room renovation at Marina Bay Sands, and an $8 million loss at corporate primarily due to the sale of an aircraft.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Nine Months Ended September 30,
	2024	2023	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$843	$752	12.1%
The Londoner Macao	399	326	22.4%
The Parisian Macao	228	201	13.4%
The Plaza Macao and Four Seasons Macao	238	237	0.4%
Sands Macao	36	42	(14.3)%
Ferry Operations and Other	12	12	—%
	1,756	1,570	11.8%
Marina Bay Sands	1,515	1,317	15.0%
Consolidated adjusted property EBITDA(1)	$3,271	$2,887	13.3%
____________________
(1)    Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is used by management as the primary measure of the operating performance of our segments. Consolidated adjusted property EBITDA is net income (loss) from before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of our operations with those of our competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies, including LVSC, have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including LVSC, have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. We have significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, our presentation of consolidated adjusted property EBITDA may not be directly comparable to similarly titled measures presented by other companies.

	Nine Months Ended September 30,
	2024	2023

	(In millions)
Consolidated adjusted property EBITDA	$3,271	$2,887

Other Operating Costs and Expenses
Stock-based compensation(a)	(19)	(25)
Corporate	(215)	(166)
Pre-opening	(10)	(13)
Development	(169)	(140)
Depreciation and amortization	(960)	(875)
Amortization of leasehold interests in land	(45)	(43)
Loss on disposal or impairment of assets	(41)	(22)
Operating income	1,812	1,603
Other Non-Operating Costs and Expenses
Interest income	218	225
Interest expense, net of amounts capitalized	(547)	(628)
Other income (expense)	16	(17)
Income tax expense	(139)	(221)
Net income	$1,360	$962
____________________
(a)During the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $58 million and $58 million, respectively, of which $39 million and $33 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations increased $186 million compared to the nine months ended September 30, 2023, primarily due to increased revenues across our operations driven by increased visitation at our Integrated Resorts in Macao.
Adjusted property EBITDA at Marina Bay Sands increased $198 million compared to the nine months ended September 30, 2023. The increase was primarily due to increased casino and room operations driven by increased visitation, as well as new and elevated suites and rooms and other amenities introduced at Marina Bay Sands.

Interest Expense
The following table summarizes information related to interest expense:

	Nine Months Ended September 30,
	2024	2023

	(Dollars in millions)
Interest cost	$557	$633
Less — capitalized interest	(10)	(5)
Interest expense, net	$547	$628
Weighted average total debt balance	$14,219	$15,500
Weighted average interest rate	5.0%	5.4%
Interest cost decreased $76 million compared to the nine months ended September 30, 2023, primarily due to decreases in the weighted average interest rate from 5.4% to 5.0% and the weighted average total debt balance from $15.50 billion to $14.22 billion. The weighted average interest rate decreased primarily due to lower interest rates on the SCL senior notes in connection with the credit rating upgrades for the Company and SCL to BBB- by S&P on July 26, 2023 and Fitch on February 1, 2024, and a decrease in the interest rates on our Singapore Credit Facility. The weighted average total debt balance decreased primarily due to the repayment of $1.95 billion on the SCL Revolving Facility by October 2023 and repurchases totaling $175 million of the 2025 SCL Senior Notes throughout the three months ended June 30, 2024.
Other Factors Affecting Earnings
Interest income was $218 million for the nine months ended September 30, 2024, compared to $225 million for the nine months ended September 30, 2023, a decrease of $7 million, which was primarily attributable to a decrease in cash available to invest in the U.S. due to share repurchases, dividends and development-related spend in the last twelve months. This decrease was partially offset by an increased paid-in-kind interest rate under the seller financing loan agreement entered into in connection with the sale of our Las Vegas real property and operations and an increase in cash available to invest in Macao.
Other income was $16 million for the nine months ended September 30, 2024, compared to other expense of $17 million for the nine months ended September 30, 2023. Other income during the nine months ended September 30, 2024, was primarily attributable to foreign currency transaction gains of $11 million driven by U.S. dollar denominated debt held by SCL and $6 million driven by U.S. dollar denominated debt and bank deposits held by Marina Bay Sands.
Our income tax expense was $139 million on income before income taxes of $1.50 billion for the nine months ended September 30, 2024, resulting in a 9.3% effective income tax rate. This compares to an 18.7% effective income tax rate for the nine months ended September 30, 2023. The income tax expense for the nine months ended September 30, 2024, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations, and a zero percent rate on our Macao gaming operations due to our income tax exemption in Macao.
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
The net income attributable to noncontrolling interests was $238 million for the nine months ended September 30, 2024, compared to $123 million for the nine months ended September 30, 2023. These amounts were related to the noncontrolling interest of SCL.

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
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and nine months ended September 30, 2024 and 2023:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended September 30, 2024
Mall revenues:
Minimum rents(1)	$47	$32	$11	$3	$44
Overage rents	4	6	4	1	11
CAM, levies and direct recoveries	8	2	5	2	8
Total mall revenues	59	40	20	6	63
Mall operating expenses:
Common area maintenance	4	1	3	1	5
Marketing and other direct operating expenses	3	3	1	1	2
Mall operating expenses	7	4	4	2	7
Property taxes(2)	—	—	—	—	1
Mall-related expenses(3)	$7	$4	$4	$2	$8
For the three months ended September 30, 2023
Mall revenues:
Minimum rents(1)	$43	$31	$9	$4	$40
Overage rents	7	17	4	1	19
CAM, levies and direct recoveries	8	2	4	2	9
Total mall revenues	58	50	17	7	68
Mall operating expenses:
Common area maintenance	3	2	2	1	6
Marketing and other direct operating expenses	2	2	2	—	2
Mall operating expenses	5	4	4	1	8
Property taxes(2)	—	—	—	—	2
Mall-related expenses(3)	$5	$4	$4	$1	$10
For the nine months ended September 30, 2024
Mall revenues:
Minimum rents(1)	$137	$94	$32	$12	$130
Overage rents	6	14	7	2	27
CAM, levies and direct recoveries	24	8	14	6	23
Total mall revenues	167	116	53	20	180
Mall operating expenses:
Common area maintenance	11	4	7	3	16
Marketing and other direct operating expenses	6	5	3	2	5
Mall operating expenses	17	9	10	5	21
Property taxes(2)	1	—	—	—	3
Mall-related expenses(3)	$18	$9	$10	$5	$24

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the nine months ended September 30, 2023
Mall revenues:
Minimum rents(1)	$124	$92	$25	$13	$117
Overage rents	14	26	11	4	36
CAM, levies and direct recoveries	23	7	11	6	25
Total mall revenues	161	125	47	23	178
Mall operating expenses:
Common area maintenance	10	4	6	3	17
Marketing and other direct operating expenses	7	7	4	2	4
Mall operating expenses	17	11	10	5	21
Property taxes(2)	1	—	—	—	5
Mall-related expenses(3)	$18	$11	$10	$5	$26
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
Macao
As part of the gaming concession entered into by VML and the Macao government, VML has a financial commitment to spend 35.80 billion patacas (approximately $4.47 billion at exchange rates in effect on September 30, 2024) through 2032 on both capital and operating projects, including 33.36 billion patacas (approximately $4.17 billion at exchange rates in effect on September 30, 2024) in non-gaming projects that will also appeal to international visitors.
We continue work on Phase II of The Londoner Macao, which includes the renovation of the rooms in the Sheraton and Conrad hotel towers, an upgrade of the gaming areas and the addition of new attractions, dining, retail and entertainment offerings. The Londoner Grand casino opened on September 26, 2024. The Sheraton Grand Macao is being converted into the Londoner Grand hotel and will become Macao’s first Marriott international luxury collection hotel. As of September 30, 2024, approximately 300 newly renovated rooms and suites were available for occupancy at the Londoner Grand. These projects have a total estimated cost of $1.2 billion and are expected to be substantially completed in early 2025.

Singapore
In April 2019, our wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the STB entered into a development agreement (the “Second Development Agreement”) pursuant to which MBS has agreed to construct a development (the “MBS Expansion Project”) on a land parcel adjacent to Marina Bay Sands.
The MBS Expansion Project will include a hotel tower with luxury rooms and suites, a rooftop attraction, premium gaming areas, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats.
Our estimated total project cost is approximately $8.0 billion, inclusive of financing fees and interest, land premiums and the purchase of an additional 2,000 square meters of gaming area (the “Additional Gaming Area”), increasing Marina Bay Sands’ total approved gaming area to 17,000 square meters across the existing property and the MBS Expansion Project.
We have incurred approximately $1.3 billion as of September 30, 2024, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS Expansion Project site. The additional payment due to the Singapore government related to the Additional Gaming Area and changes to the MBS Expansion Project gross floor area allocation is estimated to be approximately $1.0 billion and anticipated to be paid no later than in the first quarter of 2025.
On April 3, 2024, MBS and the STB entered into a letter agreement, which further extended the construction commencement deadline to July 8, 2025, and the construction completion deadline to July 8, 2029.
We will begin construction as soon as government approvals are received, with an estimated commencement date in June 2025. While our current estimate is that construction will be complete June 2030 with an anticipated opening date in January 2031, any extension of the completion date beyond the July 2029 deadline is subject to the approval of the Singapore government.
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

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2024	2023

	(In millions)
Net cash generated from operating activities	$2,289	$2,221
Cash flows from investing activities:
Capital expenditures	(1,020)	(692)
Proceeds from disposal of property and equipment	1	3
Acquisition of intangible assets and other	(10)	(236)
Net cash used in investing activities	(1,029)	(925)
Cash flows from financing activities:
Proceeds from exercise of stock options	1	4
Tax withholding on vesting of equity awards	(4)	(1)
Repurchase of common stock	(1,300)	—
Dividends paid	(445)	(153)
Proceeds from long-term debt	1,748	—
Repayments on long-term debt	(1,979)	(1,803)
Payments of financing costs	(21)	(32)
Unsettled forward contract for purchase of noncontrolling interest	(103)	—
Capped call option contract	(50)	—
Other	(28)	(25)
Net cash used in financing activities	$(2,181)	$(2,010)
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis and to a lesser extent as a trade receivable. Operating cash flows are generally affected by changes in operating income, accounts receivable, gaming related liabilities and interest payments. Cash flows from operating activities for the nine months ended September 30, 2024, increased $68 million compared to the nine months ended September 30, 2023. The increase in cash generated from operations was primarily due to our Macao and Singapore operations generating increased operating income driven by increased visitation in both Macao and Singapore. The increase was partially offset by decreases in cash related to changes in working capital due to our gaming operations.
Cash Flows — Investing Activities
Capital expenditures for the nine months ended September 30, 2024, totaled $1.02 billion. Included in this amount was $534 million for construction and development activities in Macao, which consisted of $348 million for The Londoner Macao, $155 million for The Venetian Macao, $11 million for The Parisian Macao, $10 million for Sands Macao, $9 million for The Plaza Macao and Four Seasons Macao and $1 million for ferry operations and other, and $454 million for construction activities at Marina Bay Sands in Singapore, primarily due to the room renovations being completed across the property. Additionally, we funded $32 million for corporate and other costs.
Capital expenditures for the nine months ended September 30, 2023, totaled $692 million. Included in this amount was $400 million for construction activities at Marina Bay Sands in Singapore and $124 million for construction and development activities in Macao, which consisted of $66 million for The Londoner Macao, $44 million for The Venetian Macao, $8 million for The Plaza Macao and Four Seasons Macao, $3 million for Sands Macao and $3 million for The Parisian Macao. Additionally, we funded $168 million for corporate and other costs.
Net cash flows from investing activities for the nine months ended September 30, 2023, included a payment of $221 million related to the purchase of the Nassau Coliseum.

Cash Flows — Financing Activities
Net cash flows used in financing activities were $2.18 billion for the nine months ended September 30, 2024. We utilized $1.30 billion for common stock repurchases and $445 million for dividend payments related to our stockholder return of capital program, and funded $103 million for a forward contract to purchase common stock of SCL to increase our equity ownership in SCL and $50 million for a capped call contract to purchase common stock of LVSC. There were net repayments of long-term debt of $231 million primarily related to the repurchase of $175 million of SCL senior notes for $174 million (see below). Lastly, we paid $21 million in deferred offering costs, primarily related to the new LVSC revolving credit agreement and the issuance of new LVSC senior notes, and $28 million in other financial liability payments.
Net cash flows used in financing activities were $2.01 billion for the nine months ended September 30, 2023, which was primarily attributable to $1.80 billion in repayments on long-term debt, primarily related to the repayment on the SCL revolving facility of $1.70 billion, $153 million in dividend payments, $32 million in deferred offering costs, primarily relating to the amendment and restatement of the 2018 SCL Credit Facility, and $25 million in other financial liability payments.
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
During the three months ended June 30, 2024, SCL repurchased $175 million of the outstanding principal amount of $1.80 billion of its 5.125% Senior Notes due August 8, 2025 (“2025 SCL Senior Notes”), resulting in a gain on early retirement of debt of approximately $1 million. As of September 30, 2024, the 2025 SCL Senior Notes had a remaining aggregate principal amount of $1.63 billion.
On October 23, 2024, SCL entered into a new facility agreement (the “2024 SCL Credit Facility”) with the arrangers and lenders named therein and Bank of China Limited, Macau Branch, as agent for the lenders. In connection with the entry into the 2024 SCL Credit Facility, the commitments under SCL’s existing 2018 SCL Credit Facility terminated.
The 2024 SCL Credit Facility provides for a 19.50 billion Hong Kong dollars (“HKD,” approximately $2.51 billion at exchange rates in effect on September 30, 2024) unsecured revolving credit facility (the “2024 SCL Revolving Facility”). SCL may draw revolving loans under the 2024 SCL Revolving Facility from time to time until September 24, 2029 (or if that day is not a business day in Hong Kong or Macao, the next business day), for general corporate and working capital requirements of SCL and its subsidiaries, subject to certain restrictions set forth in the 2024 SCL Credit Facility. The final maturity date of all loans drawn under the 2024 SCL Credit Facility is October 23, 2029.
The 2024 SCL Credit Facility also makes available an HKD 12.95 billion (approximately $1.67 billion at exchange rates in effect on September 30, 2024) unsecured term loan facility (the “2024 SCL Term Loan Facility”). SCL may make a drawdown under the 2024 SCL Term Loan Facility at any time until August 31, 2025, for the purpose of repaying amounts outstanding under its unsecured 5.125% Senior Notes due August 2025. The final maturity date of such loan drawn under the 2024 SCL Term Loan Facility is the date falling on the fifth anniversary of the date on which such loan is drawn. Refer to “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Long-Term Debt” for further details.

Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio, as defined per the respective facility agreements. As of September 30, 2024, our U.S., SCL and Singapore leverage ratios, as defined per the respective credit facility agreements, were 2.54x, 3.11x and 1.54x, respectively, compared to the maximum leverage ratios allowed of 4.00x, 5.00x and 4.50x, respectively. Under the new 2024 SCL Credit Facility, the maximum leverage ratio allowed is 4.00x beginning with the quarterly period ending December 31, 2024. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
We held unrestricted cash and cash equivalents of approximately $4.21 billion and restricted cash of approximately $125 million as of September 30, 2024, of which approximately $2.71 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.71 billion, approximately $2.16 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to levels of earnings, cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, laws and regulations currently applicable to our subsidiaries and restrictions in connection with their contractual arrangements. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
We believe we have a strong balance sheet and sufficient liquidity in place, including unrestricted cash and cash equivalents of $4.21 billion and cash flow generated from operations, as well as $4.47 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit, and SGD 3.69 billion (approximately $2.88 billion at exchange rates in effect on September 30, 2024) under our Singapore Delayed Draw Term Facility as of September 30, 2024 (only available for draws after the construction cost estimate and construction schedule for the MBS Expansion Project have been delivered to the lenders). We believe we are well positioned to support our operations, maintain compliance with the financial covenants of our credit facilities and fund our working capital needs, committed and planned capital expenditures, development opportunities, debt obligations and dividend commitments, as well as meet our commitments under the Macao Concession. In the normal course of our activities, we will continue to evaluate global capital markets to consider future opportunities for enhancements of our capital structure.
On February 14, May 15 and August 14, 2024, we paid a quarterly dividend of $0.20 per common share as part of a regular cash dividend program and, during the nine months ended September 30, 2024, recorded $446 million as a distribution against retained earnings. In October 2024, our Board of Directors declared a quarterly dividend of $0.20 per common share (a total estimated to be approximately $145 million) to be paid on November 13, 2024, to stockholders of record on November 5, 2024. Our Board of Directors announced a $0.20 increase in the Company’s recurring common stock dividend for the 2025 calendar year, raising the annual dividend to $1.00 per share ($0.25 per share per quarter). Our Board of Directors will continue to assess the level of appropriateness of any cash dividends.
On September 9, 2024, the Company’s wholly owned subsidiary, Venetian Venture Development II (“VVDI II”), entered into a Master Confirmation and Supplemental Confirmation (collectively, the “Second Forward Purchase Agreement”) with a financial institution (the “Dealer”) relating to the purchase of the common stock of SCL (the “Second Forward Purchase Transaction”), in which VVDI II made an upfront payment of HKD 800 million (approximately $103 million at exchange rates as of the date of the transaction). All purchases under the Second Forward Purchase Transaction were completed by October 22, 2024, with a settlement date of October 28, 2024, when the Dealer will deliver approximately 23 million shares of SCL common stock to us, representing an average price of HKD 14.64 per share. The additional shares will result in an increase of our ownership of SCL to approximately 71.31%. Due to the Second Forward Purchase Transaction reaching the Cap Amount (as defined in the agreement) during the term of the agreement, approximately $59 million will be returned to VVDI II in the form of cash.
Share Repurchase Program
During the nine months ended September 30, 2024, we repurchased 28,746,681 shares of our common stock for $1.31 billion (including commissions and $13 million in excise tax) under our share repurchase program. All share repurchases of our common stock have been recorded as treasury stock. Subsequently, on October 22, 2024, our Board of Directors authorized increasing the remaining share repurchase amount from $195 million to $2.0 billion and extending the share repurchase program’s expiration date to November 3, 2026.
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

Aggregate Indebtedness and Other Contractual Obligations

As of September 30, 2024, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023, with the exception of the extinguishment of the 2024 LVSC Senior Notes, the new LVSC Senior Notes, the partial repurchase of the 2025 SCL Senior Notes and the decrease in fixed interest payments on the SCL Senior Notes due to an upgraded credit rating from Fitch.

	Payments Due by Period
	2024(1)	2025 - 2026	2027 - 2028	Thereafter	Total

	(In millions)
Long-Term Debt Obligations(2)
LVSC Senior Notes	$—	$1,500	$750	$1,750	$4,000
SCL Senior Notes	—	2,425	2,600	1,950	6,975
Fixed Interest Payments	47	865	553	359	1,824
Total	$47	$4,790	$3,903	$4,059	$12,799
_______________________
(1)Represents the three-month period ending December 31, 2024.
(2)See “Item 1 — Financial Statements — Notes to Consolidated Financial Statements — Note 3 — Long-Term Debt” for further details on these financing transactions.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions included in this report, the words: “anticipates,” “believes,” “continues,” “estimates,” “expects,” “intends,” “may,” “plans,” “positions,” “remains,” “seeks,” “will,” “would,” and similar expressions, as they relate to our Company or management, are intended to identify forward-looking statements. Although we believe these forward-looking statements are reasonable, we cannot assure you any forward-looking statements will prove to be correct. These statements represent our expectations, beliefs, intentions or strategies concerning future events that, by their nature, involve known and unknown risks, uncertainties and other factors beyond our control, which may cause our actual results, performance, achievements or other expectations to be materially different from any future results, performance, achievements or other expectations expressed or implied by these forward-looking statements. These factors include, but are not limited to, the risks associated with:
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
As of September 30, 2024, the estimated fair value of our long-term debt was approximately $13.72 billion, compared to its contractual value of $13.95 billion. The estimated fair value of our long-term debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our long-term debt to change by $320 million. A hypothetical 100 basis point change in Secured Overnight Financing Rate (“SOFR”), Hong Kong Inter-Bank Offered Rate (“HIBOR”) and Singapore Overnight Rate Average (“SORA”) would cause our annual interest cost on our long-term debt to change by approximately $29 million.
Foreign currency transaction gains were $16 million for the nine months ended September 30, 2024, primarily due to U.S. dollar denominated debt issued by SCL. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. There were no material balances denominated in U.S. dollars related to our Singapore operations as of September 30, 2024; however, these balances fluctuate to support our operations. Based on balances as of September 30, 2024, a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $19 million (net of the impact from the foreign currency swap agreements). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations, thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2024, and have concluded they are effective at the reasonable assurance level.
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
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
July 1, 2024 — July 31, 2024	1,885,183	$39.75	1,885,183	$570
August 1, 2024 — August 31, 2024	9,545,379	$39.28	9,545,379	$195
September 1, 2024 — September 30, 2024	—	$—	—	$195
Total	11,430,562		11,430,562
__________________________
(1)Calculated excluding commissions.
(2)In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which was to expire on November 2, 2018. In June 2018, our Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion and extending the expiration date to November 2020. In October 2020, our Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022, and in October 2022, our Board of Directors authorized the further extension of the expiration date of the remaining repurchase amount of $916 million to November 2024. In October 2023, our Board of Directors authorized increasing the remaining share repurchase amount of $916 million to $2.0 billion and extending the expiration date from November 2024 to November 3, 2025. Subsequently, on October 22, 2024, our Board of Directors authorized increasing the remaining share repurchase amount from $195 million to $2.0 billion and extending the share repurchase program’s expiration date to November 3, 2026.
All repurchases under the stock repurchase program are made from time to time at our discretion in accordance with applicable federal securities laws. All share repurchases of our common stock have been recorded as treasury stock.
ITEM 5 — OTHER INFORMATION
During the quarter ended September 30, 2024, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1*	Facility Agreement dated October 23, 2024, among Sands China Ltd., Bank of China Limited, Macau Branch, as agent, and the arrangers and lenders listed therein.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

October 25, 2024	By:	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

October 25, 2024	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)