Form 10-K
period 2024-12-31
LAS VEGAS SANDS CORP
filed 2025-02-07
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $15,458,744,890 based on the closing sale price on that date as reported on the New York Stock Exchange.
The Company had 715,934,671 shares of common stock outstanding as of February 5, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be used in connection with the registrant's 2025 Annual Meeting of Stockholders are incorporated into Part III (Item 10 through Item 14) of this Annual Report on Form 10-K.

Las Vegas Sands Corp.

PART I
ITEM 1. — BUSINESS
Our Company
Las Vegas Sands Corp. (“LVSC,” or together with its subsidiaries “we” or the “Company”) is a Fortune 500 company and the leading global developer and operator of destination properties (“Integrated Resorts”) that feature premium accommodations, world-class gaming, entertainment and retail malls, convention and exhibition facilities, celebrity chef restaurants and other amenities.
We currently own and operate Integrated Resorts in Macao and Singapore. We believe our geographic diversity, best-in-class properties and convention-based business model provide us with the best platform in the hospitality and gaming industry to continue generating growth and cash flow while simultaneously pursuing new development opportunities. We focus on the mass market, which comprises our most profitable gaming segment. We believe the mass market segment will continue to deliver long-term growth as a result of continuing economic growth, expansion of the middle class and an increasing number of high net worth individuals across our markets in Asia. We also offer loyalty programs at our properties, which provide access to rewards, privileges and members-only events. Additionally, we believe being in the retail mall business and, specifically, owning some of the largest retail properties in Asia will provide meaningful value for us, particularly as the retail market in Asia continues to grow.
Our properties also cater to high-end patrons by providing them with luxury amenities and premium service levels. These amenities include luxury accommodations, restaurants, lounges, invitation-only clubs and private gaming salons. In each of the regions where we operate, the Paiza brand is associated with certain of these exclusive facilities and represents an important part of our VIP gaming marketing strategy.
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
Through our 72.29% ownership of Sands China Ltd. (“SCL”), as of the date of this filing, we own and operate a collection of Integrated Resorts in the Macao Special Administrative Region (“Macao”) of the People's Republic of China (“PRC” or “China”). These properties include The Venetian Macao Resort Hotel (“The Venetian Macao”); The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao (the “Four Seasons Macao”); and the Sands Macao.
In Singapore, we own and operate the iconic Marina Bay Sands, which opened in 2010 and is one of Singapore's major tourist, business and retail destinations.
We are dedicated to sustainability across environmental, social and governance (“ESG”) priorities, anchored by our People, Communities and Planet corporate responsibility platform. In 2024, we were named to the Dow Jones Sustainability North America Index for the seventh consecutive year and to the Dow Jones Sustainability World Index for the fifth consecutive year, recognizing our ESG leadership and performance. We strive to deliver a positive working environment for our team members worldwide and pledge to promote the advancement of aspiring team members through a range of educational partnerships, grants and leadership training. We are committed to creating and investing in industry-leading policies and procedures to safeguard our customers, partners, employees and neighbors. We drive social impact through, among other things, our Sands Cares charitable giving and community engagement program. Our industry-leading Integrated Resorts provide substantial contributions to our host communities including growth in leisure and business tourism, sustained job creation and ongoing financial opportunities for local small and medium-sized businesses. We continuously make efforts to improve our environmental performance through our Sands ECO360 global sustainability program (“Sands ECO360”). Through Sands ECO360, we develop and implement environmental practices to advance energy efficiency and transition to renewables, reduce waste, conserve water and source products and materials responsibly.
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
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other Securities and Exchange Commission (“SEC”) filings, and any amendments to those reports and any other filings we file with, or furnish to, the SEC under the Securities Exchange Act of 1934 are made available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC and are also available at the SEC's website address at www.sec.gov.

Investors and others should note we announce material financial information using our investor relations website (https://investor.sands.com), our company website, SEC filings, investor events, news and earnings releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about our company, our products and services, and other issues.
In addition, we post certain information regarding SCL (a subsidiary of LVSC with ordinary shares listed on The Stock Exchange of Hong Kong Limited) from time to time on our company website and our investor relations website. It is possible the information we post regarding SCL could be deemed to be material information.
The contents of these websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file or furnish with the SEC, and any references to these websites are intended to be inactive textual references only.
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
Strengths and Strategies
We believe we have a number of strengths that differentiate our business from our competitors, including:
Diversified, high quality Integrated Resort offerings with substantial non-gaming amenities. Our Integrated Resorts feature non-gaming attractions and amenities including world-class entertainment, expansive retail offerings and market-leading MICE facilities. These attractions and amenities enhance the appeal of our Integrated Resorts, contributing to visitation, length of stay and customer spending at our properties. The broad appeal of our market-leading Integrated Resort offerings in our various markets enables us to serve the widest array of customer segments in each market.
Substantial and diversified cash flow from existing operations. Our Integrated Resorts in Macao and Singapore have contributed 53% and 47% of our total adjusted property EBITDA, respectively, during 2024. In each of these jurisdictions, our cash flow from operations was derived from a combination of gaming and non-gaming sources, including retail malls, hotel, food and beverage, entertainment and MICE.
Market leadership in the growing higher-margin mass market gaming segment. In our gaming business, we focus on the higher-margin mass gaming segment. Our combined SCL properties continue to have the highest percentage of gaming win from mass tables and slots of the Macao operators. Management estimates our mass market table revenues typically generate a gross margin substantially higher than the gross margin on our VIP table revenues. Additionally, gross gaming revenue from mass tables and slots has contributed to approximately two-thirds of total gross gaming revenue at Marina Bay Sands during the previous five years.
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
Experienced management team with a proven track record. Mr. Robert G. Goldstein, our Chairman and Chief Executive Officer, has been an integral part of our executive team from the beginning, joining our founder and previous Chairman and Chief Executive Officer, Mr. Sheldon G. Adelson, before The Venetian Resort Las Vegas was constructed. Mr. Goldstein is one of the most respected and experienced executives in our industry today. Mr. Patrick Dumont, our President and Chief Operating Officer, has been with the Company for more than 14 years, including previously serving as our Executive Vice President and Chief Financial Officer, and has prior experience in corporate finance and management. Our management team is focused on delivering growth, increasing our return on invested capital, balance sheet strength, preserving the Company’s financial flexibility to pursue development opportunities and continuing to execute return of capital to stockholders.
Unique MICE and entertainment facilities. Our market-leading MICE and entertainment facilities contribute to our markets’ diversification and appeal to business and leisure travelers while diversifying our cash flows and increasing revenues and profit. Our approximately 2.8 million square feet of global MICE space is designed to meet the needs of meeting planners and corporate events and trade show organizers from around the world. Our experience and expertise in this industry supports our ability to drive leisure and business tourism to our markets. The live entertainment program at our properties has been a key traffic driver and has established us as a leader in the field of tourism and leisure activities.
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
Focusing on the higher-margin mass market gaming segment, while continuing to provide luxury amenities and high service levels to our VIP and premium players. The scale and product mix of our Integrated Resorts allow us to participate very effectively in all segments of the market. We believe the mass market segment will continue to exhibit long-term growth as a result of continuing economic growth, expansion of the middle class and increasing number of high net worth individuals across our markets in Asia, accompanied by supportive long-term trends in business and leisure tourism. Our properties are positioned to harness future growth in the mass market that comprise our most profitable gaming segment, while delivering the immersive destination resort experiences that create loyalty with VIP and premium players.
Identifying targeted investment opportunities to drive growth across our portfolio. We will continue to invest in the expansion of our facilities and the enhancement of the leisure and business tourism appeal of our property portfolio. Our planned development projects include fulfilling capital and operating investment requirements as part of our Macao gaming concession, the continuing renovation and redevelopment of The Londoner Macao and the extensive renovation and expansion of Marina Bay Sands.
Our Operations
Macao
The Venetian Macao is the anchor property of our Cotai Strip development and is located approximately two miles from the Taipa Ferry Terminal on Macao's Taipa Island and six miles from the bridge linking Hong Kong, Macao and Zhuhai. The Venetian Macao includes approximately 503,000 square feet of gaming space and gaming support area with approximately 678 table games and 1,140 slot machines and electronic table games (“ETGs”). The Venetian Macao features a 39-floor luxury hotel tower with 2,905 elegantly appointed luxury suites and the Shoppes at Venetian, approximately 952,000 square feet of unique retail shopping with 350 stores featuring many international brands and home to 60 restaurants and food outlets featuring an international assortment of cuisines. In addition, The Venetian Macao has approximately 1.2 million square feet of convention facilities and meeting room space, an 1,800-seat theater and the recently renovated 14,000-seat Venetian Arena that hosts world-class entertainment and sporting events.
The Londoner Macao, our largest Integrated Resort on the Cotai Strip, is located across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Macao. The Londoner Macao presents a range of attractions and features, including some of London’s most recognizable landmarks, such as the Houses of Parliament and the Elizabeth Tower (commonly known as “Big Ben”), and interactive guest experiences. The Integrated Resort features four hotel towers. The first hotel tower consists of Londoner Court with 368 luxury suites and 400 rooms and suites under the St. Regis brand. The second hotel tower consists of 659 five-star rooms and suites under the Conrad brand and The Londoner Macao Hotel with 594 London-themed suites, including 14 exclusive Suites by David Beckham. We continue to work on Phase II of The Londoner Macao, which commenced in 2023 and primarily includes the renovation of the rooms in the third and fourth hotel towers, previously the Sheraton Grand Macao, and will result in 1,382 and 1,023 rooms and suites, respectively, upon completion. The Sheraton Grand Macao is being rebranded into the Londoner Grand hotel, which will become Macao’s first Marriott International Luxury Collection hotel. Additionally, Phase II of The Londoner Grand includes an upgrade of the gaming areas and the addition of attractions, dining, retail and entertainment offerings and is expected to be substantially complete during the first half of 2025 (see “Development Projects” for further information). The Londoner Grand casino opened on September 26, 2024. The Integrated Resort includes approximately 400,000 square feet of gaming space and gaming support area with approximately 513 table games and 1,281 slot machines and ETGs, approximately 358,000 square feet of meeting space, a 1,701-seat theater, the 6,000-seat Londoner Arena, approximately 566,000 square feet of retail space with 164 stores and home to 50 restaurants and food outlets featuring an international assortment of cuisines.
The Parisian Macao, which is connected to The Venetian Macao and The Plaza Macao and Four Seasons Macao, includes approximately 272,000 square feet of gaming space and gaming support area with approximately 267 table games and 900 slot machines and ETGs. The Parisian Macao also features 2,541 rooms and suites and the Shoppes at Parisian, approximately 297,000 square feet of unique retail shopping with 109 stores featuring many international brands and home to 24 restaurants and food outlets featuring an international assortment of cuisines. Other non-gaming amenities at The Parisian Macao include a meeting room complex of approximately 62,000 square feet and a 1,200-seat theater. Directly in front of The Parisian Macao, and connected via a covered walkway to the main building, is a half-scale authentic re-creation of the Eiffel Tower containing a viewing platform and restaurant.
The Plaza Macao and Four Seasons Macao, which is located adjacent to The Venetian Macao, has approximately 108,000 square feet of gaming space and gaming support area with approximately 105 table games and 13 slot machines and ETGs at its Plaza Casino. The Plaza Macao and Four Seasons Macao also has 360 elegantly appointed rooms and suites managed by FS Macau Lda., several food and beverage offerings, and conference and banquet facilities. The Grand Suites at Four Seasons features 289 luxury suites. The Shoppes at Four Seasons includes approximately 262,000 square feet of retail space with 138 stores and 10 restaurant and food outlets, and is connected to the Shoppes at Venetian. The Plaza Macao and Four Seasons Macao also features 19 ultra-exclusive Paiza Mansions, which are individually designed and made available by invitation only.
The Sands Macao, the first U.S. operated Las Vegas-style casino in Macao, is situated near the Macao-Hong Kong Ferry Terminal on a waterfront parcel centrally located between Macao's Gongbei border gate with China and Macao's central business district. The Sands Macao includes approximately 176,000 square feet of gaming space and gaming support area with approximately 117 table games and 366 slot machines and ETGs. The Sands Macao also includes a 289-suite hotel tower, spa facilities and several restaurants and entertainment areas.
We operate the gaming areas within our Macao properties pursuant to a 10-year gaming concession that expires in December 2032. See “Regulation and Licensing — Macao Concession.”
Singapore
Marina Bay Sands opened with approximately 2,600 rooms and suites located in three 55-story hotel towers. We are currently undertaking extensive renovation work with 1,844 rooms and suites resulting upon completion, which is expected to greatly enhance the positioning of our hotel product. Atop the three towers is the Sands SkyPark, an extensive outdoor recreation area with a 150-meter infinity swimming pool and leading restaurant and nightlife brands. The Integrated Resort offers approximately 162,000 square feet of gaming space with approximately 543 table games and 3,000 slot machines and ETGs; approximately 616,000 square feet at The Shoppes at Marina Bay Sands, an enclosed retail, dining and entertainment complex with signature restaurants from world-renowned chefs; an event plaza and promenade; and an art/science museum. Marina Bay Sands also includes approximately 1.2 million square feet of meeting and convention space and a state-of-the-art theater for top Broadway shows, concerts and gala events.
We operate the gaming area within our Singapore property pursuant to a 30-year casino concession provided under a development agreement entered into in August 2006. See “Regulation and Licensing — Development Agreement with Singapore Tourism Board.” Additionally, see “Development Projects — Singapore.”
Our Markets
Macao
Macao is the largest gaming market in the world and the only market in China to offer legalized casino gaming. According to Macao government statistics issued publicly on a monthly basis by the Gaming Inspection and Coordination Bureau (commonly referred to as the “DICJ”), annual gross gaming revenues were 226.78 billion patacas in 2024 (approximately $28.35 billion at exchange rates in effect on December 31, 2024), an increase of 23.9% compared to 2023.
Visitation to Macao was approximately 35 million in 2024, an increase of 23.8% compared to 2023. We believe visitation will continue to experience long-term growth. We believe this growth will be driven by a variety of factors, including the movement of Chinese citizens to urban centers in China, continued growth of the Chinese outbound tourism market, the increased utilization of existing transportation infrastructure, the introduction of new transportation infrastructure and the continued increase in hotel room inventory in

Macao and neighboring Hengqin Island. There has been significant investment announced and recently completed by concessionaires in new resort development projects on Cotai. These factors should help increase the critical mass on Cotai and further drive Macao's transformation into a leading business and leisure tourism hub in Asia. We believe the development of additional integrated resort products in Macao will also drive a higher demand for gaming products.
Table games are the dominant form of gaming in Asia, with Baccarat being the most popular game. We believe we will continue to experience Macao market-leading visitation and are focused on driving higher-margin mass market gaming, while providing luxury amenities and high service levels to our VIP and premium players. We intend to continue to introduce more modern and popular products that appeal to the Asian marketplace and believe our continued improvement in our high-quality gaming product offerings has enabled us to capture a meaningful share of the overall Macao gaming market across all player segments.
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
Singapore
Singapore is regarded as having the most developed financial and transportation infrastructure in the Southeast Asia region. Singapore has established itself as a destination for both business and leisure visitors, offering convention and exhibition facilities as well as world-class shopping malls and hotel accommodations. In 2006, the Singapore government awarded two concessions to develop and operate two Integrated Resorts. We were awarded the concession for the Marina Bay site, which is adjacent to Singapore's central business district, and Genting International was awarded the second site, located on Singapore's Sentosa Island.
Based on figures released by the Singapore Tourism Board (the "STB"), Singapore welcomed approximately 16.5 million international visitors in the twelve months ended December 31, 2024, a 21.4% increase compared to the same period in 2023. Tourism receipts were estimated to be 27.16 billion Singapore dollars ("SGD", approximately $19.97 billion at exchange rates in effect on December 31, 2024) in 2023 (the latest information publicly available at the time of filing). The Gambling Regulatory Authority (the “GRA”), the gaming regulator in Singapore, does not disclose gaming revenue for the market and thus no official figure exists.
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
Proximity to Major Asian Cities
More than 100 airlines operate in Singapore, connecting it to some 150 cities in approximately 50 countries. In the twelve months ended December 31, 2024, 68 million passengers passed through Singapore's Changi Airport, an increase of 14.8% compared to the same period in 2023. Work is currently underway to expand the number of runways and open a fifth terminal at Changi Airport, which would increase passenger capacity. Based on figures released by the STB, the largest source markets for visitors to Singapore over the last five years ending in 2024 were China and Indonesia. The STB's methodology for reporting visitor arrivals does not recognize Malaysian citizens entering Singapore by land, although this method of visitation is generally thought to be substantial.
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
Retail Mall Operations
We own and operate retail malls at our Integrated Resorts at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao and Marina Bay Sands. We currently own approximately 2.7 million square feet of gross retail space. Management believes being in the retail mall business and, specifically, owning some of the largest retail properties in Asia provides meaningful value for us, particularly as the retail market in Asia continues to grow.
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
The tables below set forth certain information regarding our mall operations on the Cotai Strip and at Marina Bay Sands as of December 31, 2024. These tables do not reflect subsequent activity in 2025.

Mall Name	Total GLA(1)	Selected Significant Tenants

Shoppes at Venetian	822,424(2)
Zara, Victoria's Secret, Uniqlo, Tiffany & Co., Rolex, Bvlgari, Muji, Marks & Spencer, Tommy Hilfiger, Cartier, Chaumet, Longines, OMEGA, Polo Ralph Lauren, Kenzo, Boucheron, Diesel, Lululemon, Arc'teryx, Nike, Audemars Piguet

Shoppes at Londoner	566,251
Marks & Spencer, Chow Tai Fook, Apple, Bottega Veneta, Gucci, Burberry, Tod's, V&A, DFS, Tory Burch, The Cheesecake Factory, Shake Shack, Jimmy Choo, Alexander McQueen, Polo Ralph Lauren, Stella McCartney, Emporio Armani, Louis Vuitton, Alexander Wang, Mikimoto, Uniqlo, Lord Stow's Bakery & Cafe

Shoppes at Parisian	296,818	Antonia, Champion, Jaeger-LeCoultre, Breitling, I.T Menswear, Temptation
Shoppes at Four Seasons	261,898	Cartier, Chanel, Louis Vuitton, Hermès, Gucci, Dior, Versace, Zegna, Loro Piana, Saint Laurent, Balenciaga, Loewe, Roger Vivier, Christian Louboutin, Alexander McQueen, Miu Miu, Tiffany & Co., Rimowa
The Shoppes at Marina Bay Sands	615,869(3)	Louis Vuitton, Zara, Chanel, Gucci, Dior, Burberry, Prada, Fendi, Moncler, Hermès, Cartier, Apple
____________________
(1)Represents Gross Leasable Area in square feet.
(2)Excludes approximately 130,000 square feet of space on the fifth floor currently not on the market for lease.
(3)Excludes approximately 150,000 square feet of space operated by the Company.

The following table reflects our tenant representation by category for our mall operations as of December 31, 2024:

Category	Square Feet	% of Square Feet	Representative Tenants

Fashion (luxury, women's, men's, mixed)	779,339	36%
Louis Vuitton, Dior, Gucci, Versace, Chanel, Hermès, Balenciaga, Loewe, Saint Laurent, Burberry, Prada, Moncler, Fendi, Kenzo, Alexander McQueen, Bottega Veneta, ZEGNA, Givenchy, Loro Piana, Miu Miu, Berluti

Restaurants and lounges	408,049	19%	Lei Garden, Ce La Vi, North, The Cheesecake Factory, Shake Shack, Haidilao, Tai Er Chinese Sauerkraut Fish, Jin Yue Xuan, Hip Seng Seafood Hot Pot Restaurant, Lord Stow’s Bakery & Café
Multi-Brands	244,109	11%	Duty Free Americas, The Atrium, DFS, Temptation
Jewelry	172,270	8%	Bvlgari, Cartier, Rolex, Tiffany & Co., Chaumet, Van Cleef & Arpels, Longines, Jaeger-LeCoultre, Breitling, Breguet, Chopard, PIAGET, Audemars Piguet
Health and beauty	110,790	5%	Sephora, Sa Sa, Chanel, Helena Rubinstein, La Prairie, Dior, Le Labo
Fashion accessories and footwear	109,404	5%	Rimowa, Charles & Keith, Tod’s, Jimmy Choo, Roger Vivier, Christian Louboutin, Spectacle Hut, Gentle Monster
Lifestyle, sports and entertainment	97,782	4%	Manchester United, Adidas, Lululemon, Under Armour, Sandbox VR, Limited Edt, Arc’teryx
Home furnishing and electronics	92,986	4%	Apple, MUJI
Arts and gifts	65,640	3%	Emporio di Gondola, Pop Mart
Banks and services	63,447	3%	Bank of China, ICBC, BR Aesthetic Medical Clinic
Specialty foods	42,655	2%	Godiva, Haagen Dazs, Jason’s Deli, Venchi
Total	2,186,471	100%
Human Capital
Talent Management
We directly employ approximately 40,300 employees worldwide, including approximately 39,900 full-time employees, and hire additional temporary employees on an as-needed basis. Of our full-time employees, approximately 49% are female.
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
Our Environmental, Social and Governance Report (the “Report”) is available on our website and contains further information on our environmental sustainability performance, including data that reflect the reporting standards of the Global Reporting Initiative, the International Sustainability Standards Board and the Sustainability Accounting Standards Board. The contents of the Report and our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file or furnish with the SEC, and any reference to the Report and our website are intended to be inactive textual references only.
In addition to our internal initiatives, we have developed the Drop by Drop Project, a collaborative water stewardship initiative in conjunction with Clean the World Foundation. The Drop by Drop Project is designed to encourage sustainability in our local regions with grants for innovative water projects in Macao and Singapore.
Development Projects
We regularly evaluate opportunities to improve our product offerings, such as refreshing our meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and our gaming areas, as well as other revenue generating additions to our Integrated Resorts.
Macao
Our investment plan in Macao includes investments in projects across a number of key areas including attracting international visitors, conventions and exhibitions, entertainment shows, sporting events, culture and art, health and wellness, themed attractions, supporting Macao's status as a city of gastronomy, and enhancing community and maritime tourism.
Key aspects of our investment plan remain subject to Macao government approval and include:
•MICE Facility Expansion. Our vision is to elevate convention sector capabilities. To this end, we are proposing the construction of a state-of-the-art MICE facility. The facility is intended to connect to our existing Venetian Macao exhibition center (the “Cotai Expo”). This expansion aims to increase our hosting capacity and enhance Macao’s appeal as a premier destination for significant corporate events, supported by advanced resources to help organize such events and targeted marketing strategies.
•Tropical Garden Redevelopment. We plan to transform the Le Jardin garden, situated adjacent to The Londoner Macao, into a distinctive garden-themed attraction. Key highlights include an iconic conservatory and meticulously designed themed green spaces. We anticipate this venue will evolve into a renowned Macao landmark and year-round attraction for tourists and local residents, further solidifying Macao's reputation as a premier destination.
We continue work on Phase II of The Londoner Macao, which commenced in 2023 and primarily includes the renovation of the rooms in the Sheraton hotel towers, an upgrade of the gaming areas and the addition of attractions, dining, retail and entertainment offerings. The Londoner Grand casino opened on September 26, 2024. In September 2024, SCL announced the unveiling of the Londoner Grand, which represents the conversion of the Sheraton Grand Macao into Macao's first Marriott International Luxury Collection hotel. Upon completion, the Londoner Grand will have 2,405 rooms and suites. As of December 31, 2024, more than 300 newly renovated rooms and suites were available for occupancy at the Londoner Grand. These projects have a total estimated cost of $1.2 billion and are expected to be substantially completed during the first half of 2025.
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
On January 8, 2025, MBS entered into a second supplemental agreement to the Second Development Agreement with the STB (the “Second Supplemental Agreement”) whereby MBS committed to assume liability for the cost of the land premium associated with the Additional Gaming Area purchase as well as other adjustments to the land premiums resulting from the consequential changes to the allocations of gross floor area for the MBS Expansion Project since the first payment made in 2019 (the "Additional Land Premium"). These allocations prescribe and limit the use of the gross floor area for hotel, gaming, retail, food and beverage, MICE and arena at the MBS Expansion Project site. The Second Supplemental Agreement also formalized the dates by which MBS has agreed with the Singapore government to commence and complete construction of the MBS Expansion Project, being July 8, 2025 and July 8, 2029, respectively. These dates were previously agreed by way of the letter agreement, dated April 1, 2024, between the STB and MBS.
We have incurred approximately $1.36 billion as of December 31, 2024, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS development project site. The Additional Land Premium is estimated to be approximately $1.0 billion, $850 million of which we expect will be due during the second quarter of 2025, with the remainder to be due in 2026.
While our current estimate is that construction will be complete by June 2030 with an anticipated opening date in January 2031, any extension of the completion date beyond the July 8, 2029 deadline is subject to the approval of the Singapore government.
The renovation of Towers 1 and 2 of Marina Bay Sands is now complete and has introduced world class suites and other luxury amenities at a cost of approximately $1.0 billion. We are continuing with the renovation of the Tower 3 hotel rooms into world class suites and other property changes at an estimated cost of approximately $750 million to be completed in phases during the first half of 2025. These renovations at Marina Bay Sands will result in a total of 1,844 rooms and suites upon completion and are substantially upgrading the overall guest experience for our premium customers, including new dining and retail experiences, and upgrading the casino floor including introducing tower gaming, among other things. These projects are in addition to the MBS Expansion Project.
New York
On June 2, 2023, we paid $241 million to acquire the Nassau Veterans Memorial Coliseum (the “Nassau Coliseum”) from Nassau Live Center, LLC and related entities, which included the right to lease the underlying land from the County of Nassau (the “County”) in the State of New York (the “Nassau Coliseum Transaction”).
There is litigation associated with our right to lease the underlying land of the Nassau County Coliseum from the County of Nassau in the State of New York and there can be no assurance as to the positive outcome of such litigation. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16 — Leases for further description of this litigation.
We purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. There is no assurance we will be able to obtain a casino license from the State of New York.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
Regulation and Licensing
Macao Concession
On December 16, 2022, the Macao government awarded Venetian Macau Limited ("VML"), SCL's wholly owned subsidiary, one of six concessions to operate casinos in Macao. VML entered into a concession agreement with the Macao government for the duration of ten years, beginning January 1, 2023 (the “Concession”).

On December 30, 2022, pursuant to the terms of VML’s subconcession, VML and certain other subsidiaries of SCL committed to the Macao government to transfer back the casinos, gaming areas and respective supporting areas ("Gaming Assets") without compensation and free of any liens or charges upon the subconcession's expiry. On the same day, VML and the Macao government entered into a Handover Record granting VML the right to operate the Gaming Assets for the duration of the Concession in exchange for an annual fee. This fee, calculated based on a price per square meter of reverted gaming area, is set at 750 patacas per square meter for the first three years and will increase to 2,500 patacas for the remaining seven years (approximately $94 and $313, respectively, at exchange rates in effect on December 31, 2024). Furthermore, the fee per square meter will be subject to an annual adjustment based on the previous year's average price index in Macao. For each of the years ended December 31, 2023 and 2024, we incurred a fee of $13 million. The annual fee for 2025 is estimated at $13 million, followed by an estimated $42 million annually for the subsequent seven years, subject to the aforementioned index adjustment.
Our Concession mandates that we operate casino games of chance in Macao and authorizes us to manage and operate the Gaming Assets at Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao.
Investment Plan
In accordance with the Concession, we committed to invest, or cause to be invested, at least 30.24 billion patacas (approximately $3.78 billion at exchange rates in effect on December 31, 2024) in Macao (the "Investment Plan"). Of this total, 27.80 billion patacas (approximately $3.48 billion at exchange rates in effect on December 31, 2024) must be invested in non-gaming projects.
The Concession includes a provision that mandates an increased investment in non-gaming projects by up to 20% in the event that Macao’s annual market gross gaming revenue reaches or surpasses 180 billion patacas (approximately $22.50 billion at exchange rates in effect on December 31, 2024) for the year ended December 31, 2023. The condition was met as Macao's annual gross gaming revenue for 2023 reached 183.06 billion patacas (approximately $22.88 billion at exchange rates in effect on December 31, 2024). As a result, we are now obligated to invest, or cause to be invested, an additional 5.56 billion patacas (approximately $695 million at exchange rates in effect on December 31, 2024), increasing our non-gaming investment commitment from 27.80 billion patacas (approximately $3.48 billion at exchange rates in effect on December 31, 2024) to 33.36 billion patacas (approximately $4.17 billion at exchange rates in effect on December 31, 2024). The total investment commitment after the above provision is now 35.80 billion patacas (approximately $4.48 billion at exchange rates in effect on December 31, 2024). These investments must be completed by December 2032.
Macao Regulations
To operate casino games of chance, we must hold a gaming concession issued by the Macao government and we are subject to regulation by the Macao gaming authorities. Our Concession is not transferable, and we must pay periodic and regular fees and taxes. We must periodically submit detailed financial and operating reports to the Macao gaming authorities, as well as any other information they may request. No person may acquire any rights over the shares or assets of VML without prior consent of the Macao gaming authorities. Similarly, no person may operate the casino premises whose use has been temporarily transferred to us, either through a management agreement or any other contract or through step in rights without first obtaining the approval of the Macao gaming authorities. The transfer or creation of encumbrances over ownership of shares representing the share capital of VML or other rights relating to such shares, as well as any act involving the granting of voting rights or other shareholders' rights to persons other than the original owners, requires the approval of the Macao government and subsequent reporting to the Macao gaming authorities.
Our Concession and the applicable Macao laws require, among other things: (i) the approval of the Macao government for transfers of shares in VML, or of any rights over or inherent to such shares, such as the granting of voting rights or other shareholders' rights to persons other than the original owners, as well as for the creation of any charge, lien or encumbrance on such shares; (ii) the approval of the Macao government for transfers of shares or rights over such shares, in any of our direct or indirect shareholders, provided that such shares or rights represent, directly or indirectly, 5% or more of VML's share capital; (iii) that the Macao government be notified of the creation of any encumbrance or the grant of voting rights or other shareholders' rights to persons other than the original owners on shares in any of the direct or indirect shareholders in VML, provided that such shares or rights represent 5% or more of VML's share capital; and (iv) that the Macao government be given notice of the listing on a stock exchange by any indirect shareholders holding shares representing 5% or more of VML's share capital. The requirements in provisions (ii) and (iii) above will not apply, however, to securities listed as tradable on a stock exchange. VML and any of its subsidiaries in which VML is a dominant shareholder are prohibited from being listed on any stock exchange.
The Macao gaming authorities may investigate any individual who has a material relationship or involvement with VML to determine whether this individual affects our suitability and/or financial capacity. LVSC and SCL shareholders who hold 5% or more of VML's share capital, directly or indirectly, as well as VML's directors and its key employees, must undergo a suitability assessment. They must also maintain appropriate qualifications during the Concession and submit to the Macao government's ongoing inspection and supervision. VML must immediately notify the Macao government of any fact of which it is aware that may be material to the qualification of any shareholder who holds 5% or more of the share capital of VML, directly or indirectly, or any VML director or key employee. In addition to having the authority to deny an application for a finding of unsuitability, the Macao gaming authorities also have the authority to disapprove a change in corporate position. If the Macao gaming authorities determine that one of VML's directors or key employees is unsuitable, we would be required to sever all ties with that individual. In addition, the Macao gaming authorities may require us to terminate the employment of any employee who refuses to submit the required documentation. A person may be deemed unsuitable if they fail or refuse to apply for a finding of suitability after being ordered to do so by the Macao gaming authorities.
Any shareholder deemed unsuitable who continues to hold, directly or indirectly, any beneficial ownership of the shares of VML (or any other Macao-registered subsidiary of the Company) for longer than the period prescribed by the Macao gaming authorities may lose their rights to the shares. After we receive notice that a person is unsuitable to be a shareholder or to have any other relationship with us, we will be subject to disciplinary action if we:
•pay that person any dividend or interest upon the shares;
•allow that person to exercise, directly or indirectly, any voting right conferred through shares held by that person;
•pay remuneration in any form to that person for services rendered or otherwise; or
•fail to pursue all lawful efforts to require that person to relinquish the shares.
The Macao gaming authorities also have the authority to approve all persons who own or control the shares of a concessionaire.
In addition, prior approval from the Macao gaming authorities is required for any loan or similar financing transaction exceeding 100 million patacas (approximately $13 million at exchange rates in effect on December 31, 2024) where VML is a borrower or a lender, or which involves the creation of liens and encumbrances over VML's assets.
Macao gaming authorities must also be notified five days in advance of any relevant financial decision, including the internal movement of funds that exceed 50% of VML's share capital and any other financial decision that exceeds 10% of VML's share capital, including decisions related to remunerations and employee benefits.
The Macao gaming authorities must approve any change in control of VML resulting from a merger, consolidation, acquisition of shares or assets, management or consulting agreement, or any other act or conduct whereby a person obtains control. Entities seeking to acquire control must first satisfy the Macao gaming authorities on a number of criteria. As part of the approval process, the Macao gaming authorities may also require an investigation and sustainability assessment be carried out into controlling shareholders, officers, directors and other individuals with a material relationship or involvement with the entity proposing to acquire control.
Any recapitalization plan proposed by VML's board of directors must be approved by the Macao gaming authorities prior to implementation. If deemed necessary, the Chief Executive of Macao may also require VML to increase its share capital.
The Concession also permits the Macao government to request modifications to the plans and specifications of our Macao properties as well as to make various other decisions and determinations that may be binding on us. For instance, the Macao government may require that we contribute additional capital to our Macao subsidiaries or provide certain deposits or other performance guarantees in any amount deemed necessary by the Macao government.
Before it raises debt or equity, VML must first obtain the approval of the Macao gaming and governmental authorities, which constrains the company's ability to raise additional capital.
The Concession requires VML to submit to the Macao government, three months prior to the start of each calendar year, an annual execution plan for the specific projects in the Investment Plan, detailing each project it intends to execute, the proposed amount to be spent and the execution schedule. The Macao government will then decide whether to approve the annual execution plan within two months of its submission, and may request modifications to specific projects, investment amounts and execution schedules. If any of the annual execution proposals or portions thereof are not approved, VML must propose allocating the corresponding funds to other projects, which are also subject to approval by the Macao government. VML must submit a report detailing the execution of the previous year's annual execution proposal within three months following the end of each calendar year. In addition, VML is subject to the oversight of the Macao government in regard to the implementation of the Investment Plan development projects, and VML must submit regular progress reports every two months and may be required to submit additional reports whenever the progress of a development project is compromised.
If our Concession is terminated due to a breach of its terms, the Gaming Assets would be returned to the Macao government without compensation, and we would cease to generate any revenues from these operations. In many of these instances, the Concession does not provide a specific cure period within which such events may be remedied; instead, we would rely on consultations and negotiations with the Macao government to enable us to remedy any such breach.
Our Concession allows us to operate casino games of chance, but excludes mutual bets, lotteries, raffles, interactive gaming and games of chance or other gaming, betting or gambling activities on ships or aircraft.

Our Concession is governed exclusively by Macao law, and we are subject to the exclusive jurisdiction of the Macao courts in case of any dispute or conflict relating to our Concession.
Our Concession expires on December 31, 2032. If our Concession is not extended or renewed, VML may be prohibited from conducting gaming operations in Macao, and we could cease generating revenues from our gaming operations when our Concession expires. In addition, upon the expiry of our Concession, the Gaming Assets, the use of which has been temporarily transferred to VML by the Macao government, will be returned to the Macao government without compensation, along with any gaming-related equipment we acquire during our Concession. Furthermore, any new casinos, gaming areas and respective supporting areas that VML is authorized to operate during the Concession will revert to the Macao government without compensation to us.
Under the terms of our Concession, we are required to pay to the Macao government an annual gaming premium consisting of a fixed portion and a variable portion based on the number and type of gaming tables and gaming machines we operate. The fixed portion of the premium is 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2024). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,503, $18,751 and $125, respectively, at exchange rates in effect on December 31, 2024), subject to a minimum of 76 million patacas (approximately $10 million at exchange rates in effect on December 31, 2024). In addition, we must pay a special gaming tax of 35% of gross gaming revenues and withholding taxes, where applicable. We are also required to pay a special annual gaming premium if the average of the gross gaming revenues of our gaming tables and our electrical or mechanical gaming machines, including slot machines, is lower than a certain minimum amount set by the Macao government, with the special premium being the difference between the special gaming tax based on the actual gross gaming revenues and the minimum amount. The minimum amount set by the Macao government is 7 million patacas per gaming table and 300,000 patacas per gaming machine (approximately $1 million and $37,503, respectively, at exchange rates in effect on December 31, 2024). Based on the maximum number of gaming tables and gaming machines we are currently authorized to operate, if the aggregate monthly special gaming taxes paid during the year is less than 4.50 billion patacas (approximately $563 million at exchange rates in effect on December 31, 2024), we would be required to pay the difference as the special annual gaming premium. During the year ended December 31, 2024, we did not have to pay a special gaming premium under the Concession requirements as the special gaming taxes were higher than the minimum threshold. VML must also contribute 5% of its annual gross gaming revenue to entities designated by the Macao government, including 2% to a public fund for the purpose of promoting, developing or researching cultural, social, economic, educational, scientific, academic and charitable activities, and 3% for urban construction development, the promotion of tourism and the provision of social security.
On February 5, 2024, VML received an exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance for the period from January 1, 2023 through December 31, 2027.
Additionally, on February 7, 2024, we entered into a shareholder dividend tax agreement with the Macao government, effective for the period from January 1, 2023 through December 31, 2025, providing for a payment at an applicable rate of gross gaming revenue for the tax year 2023 through the tax year 2025 as a substitution for a 12% tax otherwise due from VML's shareholders on dividend distributions paid from VML's gaming profits.
Development Agreement with Singapore Tourism Board
On August 23, 2006, MBS entered into a development agreement, as amended by a supplementary agreement on December 11, 2009 (the “Development Agreement”), with the STB to design, develop, construct and operate the Marina Bay Sands. The Development Agreement includes a concession for MBS to own and operate a casino within the Integrated Resort. In addition to the casino, the Integrated Resort includes, among other amenities, a hotel, a retail complex, a convention center and meeting room complex, a theater, restaurants and an art/science museum. MBS is one of two companies awarded a concession to operate a casino in Singapore. Only two licensees were granted the right to operate a casino in Singapore during an initial ten-year exclusive period (the “Exclusivity Period”), which expired on February 28, 2017. This Exclusivity Period was subsequently extended to December 31, 2030, when the Second Development Agreement (see below) was entered into. In connection with entering into the Development Agreement, MBS entered into a 60-year lease with the STB for the parcels underlying the project site and entered into an agreement with the Land Transport Authority of Singapore for the provision of necessary infrastructure for rapid transit systems and road works within and/or outside the project site. During the Exclusivity Period, the Company, which is currently the 100% indirect shareholder of MBS, is required to be the single largest entity with direct or indirect controlling interest of at least 20% in MBS, unless otherwise approved by the GRA.
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

In April 2019, MBS and the STB entered into the Second Development Agreement pursuant to which MBS has agreed to construct a development on land adjacent to Marina Bay Sands. The Second Development Agreement provides for a total minimum project cost of approximately SGD 4.5 billion (approximately $3.3 billion at exchange rates in effect on December 31, 2024).
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
On March 29, 2022, MBS entered into a letter agreement with the STB to extend the construction commencement date for the MBS Expansion Project from April 8, 2022 to April 8, 2023. On March 22, 2023, MBS and the STB entered into the Supplemental Agreement, which further extended the construction commencement date to April 8, 2024 and the construction completion date to April 8, 2028, and allowed for changes to the construction and operation plans under the Second Development Agreement.
On January 8, 2025, MBS entered into the Second Supplemental Agreement with the STB, whereby MBS committed to assume liability for the cost of the land premium associated with the Additional Gaming Area purchase as well as other adjustments to the land premiums resulting from the consequential changes to the allocations of gross floor area for the MBS Expansion Project since the first payment made in 2019. These allocations prescribe and limit the use of the gross floor area for hotel, gaming, retail, food and beverage, MICE and arena at the MBS Expansion Project site. The Second Supplemental Agreement also formalized the dates by which MBS has agreed with the Singapore government to commence and complete construction of the MBS Expansion Project, being July 8, 2025 and July 8, 2029, respectively. These dates were previously agreed by way of the letter agreement, dated April 1, 2024, between MBS and the STB. While our current estimate is that construction will be complete by June 2030 with an anticipated opening date in January 2031, any extension of the completion date beyond the July 8, 2029 deadline is subject to the approval of the Singapore government.
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
There is a goods and services tax of 7% imposed on gross gaming revenue, which, effective January 1, 2023, increased to 8%, and, effective January 1, 2024, further increased to 9%. There is also a casino tax imposed on the gross gaming revenue from the casino after reduction for the amount of goods and services tax. With effect from March 1, 2022, the casino tax rates of 5% for premium players and 15% for mass players were increased to 8% and 18% on gross gaming revenue up to SGD 2.4 billion and SGD 3.1 billion (approximately $1.8 billion and $2.3 billion at exchange rates in effect on December 31, 2024), respectively. On gross gaming revenue above the stated thresholds, the new casino tax rates are 12% for premium players and 22% for mass players. The bad debts written off from the extension of credit granted to gaming patrons is not deductible against gross gaming revenue when calculating the casino tax, but is deductible for the purposes of calculating the goods and services tax (subject to the prevailing law). MBS is permitted to extend casino credit to persons who are not Singapore citizens or permanent residents, but is not permitted to extend casino credit to Singapore citizens or permanent residents except to premium players.
The key constraint imposed on the casino under the Development Agreement is the total size of the gaming area, which must not be more than 15,000 square meters (approximately 161,000 square feet), although the Second Development Agreement provides for an option to purchase additional gaming area as described below. The following are not counted towards the gaming area: back of house facilities, reception, restrooms, food and beverage areas, retail shops, stairs, escalators and lift lobbies leading to the gaming area, aesthetic and decorative displays, performance areas and major aisles. Under the Development Agreement, the casino located within Marina Bay Sands could not have more than 2,500 gaming machines (although this restriction has been modified by the Second Development Agreement as described below), but there is no limit on the number of tables for casino games permitted in the casino.

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
The Singapore Act also requires future applicants and/or renewals for a casino license to be a suitable person to develop, maintain and promote the Integrated Resort as a compelling tourist destination that meets prevailing market demand and industry standards and contributes to the tourism industry in Singapore. The Singapore government has established an evaluation panel that will assess applicants and report to the GRA on this aspect of the casino licensing requirements. Our casino license, which has a three-year term, is set to expire in April 2025. We have filed a renewal application and believe it meets the renewal requirements as determined by the GRA; however, no assurance can be given the license renewal will be granted or for what period of time it will be granted.
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
The Second Development Agreement makes provision for certain benefits and entitlements conferred on MBS on specified terms and conditions. Among these, upon the achievement of certain milestones, MBS is entitled to make available an additional 1,000 gaming machines over and above its existing 2,500 gaming machines. On October 7, 2019, MBS was granted entitlement to make available 500 of these additional 1,000 gaming machines. In addition, under the Second Development Agreement, MBS is granted approval for the change of use of the area comprising the whole of the 53rd and 54th floors of Marina Bay Sands’ hotel Tower 2, or such other areas as may be agreed, to be developed and used as part of Marina Bay Sands’ casino; and MBS is granted an option to purchase an additional 2,000 square meters of casino gaming area at a price to be determined by the relevant Singapore government authority upon written request by MBS to exercise the option. In addition, the Second Development Agreement contemplates that for a period of not less than 10 years commencing no sooner than March 1, 2022, the rate of casino tax applicable to MBS will not exceed specified tiered rates; there shall not be more than two casino licenses in force under the Casino Control Act at any time prior to January 1, 2031; and for a period of five years from the date of the Second Development Agreement, the entry levy payable by a Singapore citizen or permanent resident for entry into the casino will not exceed SGD 150 for a 24-hour period and SGD 3,000 for a 12-month period. The Second Development Agreement also provides for MBS to be entitled to compensation by STB for any losses or damages suffered under certain conditions and events related to the above-described benefits and entitlements. The Second Development Agreement further provides MBS must maintain compliance with the material terms of the Second Development Agreement to obtain the above-described benefits and entitlements.
Doing Business in Macao, Hong Kong and Mainland China
We are a parent company with limited business operations of our own; our main asset is the capital stock of our subsidiaries. A significant portion of our business operations are based in Macao and held by various Macao-incorporated indirect subsidiaries of SCL, our majority-owned subsidiary incorporated in Cayman Islands and listed in Hong Kong (collectively referred to as the “Macao Operations”). We also have subsidiaries incorporated in mainland China and Hong Kong that provide back-office support, such as information technology, accounting, hotel management and marketing services, which complement and support SCL’s main back-office functions in Macao.
We face various legal and operational risks and uncertainties relating to having a majority of our operations based in Macao and held by various Macao-incorporated indirect subsidiaries of SCL. Substantially all of SCL’s assets are located in Macao and substantially all of SCL’s revenue is derived from Macao. Accordingly, our results of operations, financial position and prospects are subject to a significant degree to the economic, political and legal situation in Macao. On December 20, 1999, Macao became a Special Administrative Region of China when China resumed the exercise of sovereignty over Macao. The Basic Law of Macao provides that Macao will be governed under the principle of “one country, two systems” with its own separate government and legislature and that Macao will have a high degree of legislative, judicial and economic autonomy.
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
As advised by our PRC legal advisers, Haiwen & Partners, our Macao Operations are currently not required to obtain any permission or approval from the China Securities Regulatory Commission (“CSRC”), Cyberspace Administration of China (“CAC”) or any other mainland Chinese governmental authority to operate its business or to issue securities to foreign investors, other than those related to its two subsidiaries incorporated in mainland China that only provide back-office support. We have received all requisite permissions and approvals for the back-office supporting functions located in mainland China, primarily being the standard business licenses issued by the relevant authorities in mainland China, and we have never been denied such permissions and approvals. If we do not receive or maintain such permissions or approvals in relation to such back-office support functions, we do not expect there will be any material adverse impact on our business, financial condition and results of operations. In the event that we have inadvertently concluded that such permissions or approvals are not required for our Macao Operations or if, in the future, applicable laws, regulations or interpretations were to change and require us to obtain such permissions or approvals, the failure to obtain such permissions or approvals could potentially result in penalties and other regulatory actions against us and may materially and adversely affect our business and results of operations.
See “Item 1A. — Risk Factors — Risks Related to Doing Business in China” for more detailed information.
Transfers of Cash to and from Our Non-U.S. Subsidiaries
We are primarily dependent upon our properties in Macao and Singapore. We are a parent company with limited business operations of our own; our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are royalties, dividends and distributions derived from the earnings and cash flow generated by our operating properties.
Subject to applicable law, our future dividend payments will be made at the discretion of our Board of Directors, taking into account various factors such as our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors. There can be no assurance that dividends will be paid in any particular amount, if at all, for any given period. In April 2020, we suspended our quarterly dividend program due to the impact of the COVID-19 pandemic, and in August 2023, the dividend program was reinstated.
The ability of subsidiaries to make distributions to us depends on the earnings and cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, the laws and regulations currently and in the future applicable to our subsidiaries and restrictions in connection with their contractual arrangements. For example, our revenues in Macao are denominated in patacas, the legal currency of Macao, and in Hong Kong dollars. The Macao pataca is pegged to the Hong Kong dollar and, in many cases, is used interchangeably with the Hong Kong dollar in Macao. The Hong Kong dollar is pegged to the U.S. dollar. While currently there are no foreign exchange or capital control restrictions applicable to intercompany transactions between us and our Macao and Hong Kong subsidiaries, we cannot assure you that this will continue to be the case in the future and that our ability to convert large amounts of patacas into U.S. dollars over a relatively short period will not be limited. In addition, the mainland Chinese government also imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China by our subsidiaries incorporated in mainland China. If, in the future, foreign exchange or capital control restrictions were to be imposed and become applicable to us, such restrictions could potentially reduce the amounts that we would be able to receive from our Macao, Hong Kong and mainland China subsidiaries.
In addition, our SCL and Singapore credit facility agreements, under certain circumstances, may limit or prohibit certain payments of dividends or other distributions to us. We expect future debt instruments issued by our subsidiaries for the financing of future developments may contain similar restrictions.
Our non-U.S. subsidiaries, including those located in Singapore, Macao, Hong Kong and mainland China, held unrestricted cash and cash equivalents of $2.69 billion and restricted cash of $125 million as of December 31, 2024, of which approximately $2.14 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to the abovementioned restrictions. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
Cash may be transferred between and among the Company and its subsidiaries through capital contributions, intercompany loans or advances, dividends, royalties and transfers of cash and other assets. The total net transfers to (from) the Company with SCL were

$111 million, $100 million and $(978) million and with Marina Bay Sands were $1.08 billion, $937 million and $74 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Net transfers from SCL's subsidiaries to SCL were $629 million and $1.86 billion for the years ended December 31, 2024 and 2023, respectively, and net transfers from SCL to its subsidiaries were $497 million for the year ended December 31, 2022. During the years ended December 31, 2024, 2023 and 2022, SCL made interest payments to the holders of the SCL Senior Notes in the amount of $319 million, $346 million and $310 million, respectively. During the year ended December 31, 2024, SCL repurchased $175 million of the outstanding principal amount of the SCL Senior Notes for $174 million.
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
•We depend primarily on our properties in two markets for all of our cash flow, and because we are a parent company, our primary source of cash is and will be distributions from our subsidiaries.
•Our debt instruments, current debt service obligations and substantial indebtedness may restrict our current and future operations.
•We are subject to fluctuations in foreign currency exchange rates.
•We extend credit to a portion of our patrons, and we may not be able to collect gaming receivables from our credit patrons.
•Win rates for our gaming operations depend on a variety of factors, some beyond our control, and the winnings of our gaming patrons could exceed our casino winnings.
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
•There are significant risks associated with our current and planned construction projects
Risks Associated with Our International Operations
•Our Macao Concession and Singapore development agreements and casino license can be terminated or redeemed under certain circumstances without compensation to us.
•The number of visitors to our Integrated Resorts, particularly visitors from mainland China, may decline or travel may be disrupted.

•The Macao and Singapore governments could grant additional rights to conduct gaming in the future and increase competition we face.
•Conducting business in Macao and Singapore has certain political and economic risks.
•Our tax arrangements with the Macao government may not be extended on terms favorable to us or at all beyond their expiration dates.
•We are subject to limitations on the transfers of cash to and from our subsidiaries, limitations of the pataca and HKD exchange markets and restrictions on the export of the Renminbi.
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
•Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer, and our insurance costs may increase in the future.
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
Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities we offer is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending. Changes in discretionary consumer spending or corporate spending on conventions and business travel could be driven by many factors, such as: perceived or actual general economic conditions; fear of exposure to a widespread health epidemic; any weaknesses in the job or real estate markets; credit market disruptions; high energy, fuel and food costs; the increased cost of travel; the potential for bank failures; perceived or actual disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; or fear of war, political instability, civil unrest or future acts of terrorism. These factors could reduce, and in the past, have reduced, consumer and corporate demand for the luxury amenities and leisure and business activities we offer, thus imposing additional limits on pricing and harming our operations.

Natural or man-made disasters, an outbreak of highly infectious or contagious disease, political instability, civil unrest, terrorist activity or war could materially adversely affect the number of visitors to our facilities and disrupt our operations.
So-called “Acts of God,” such as typhoons and rainstorms, particularly in Macao, and other natural disasters, man-made disasters, outbreaks of highly infectious or contagious diseases, political instability, civil unrest, terrorist activity or war may result, and in the past, have resulted, in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect, and in the past, has adversely affected, the number of visitors to our properties. We also face potential risks associated with the physical effects of climate change, which may include more frequent or severe storms, typhoons, flooding, extreme or prolonged heat, rising sea levels and shortages of water. To the extent climate change causes additional changes in weather patterns, our properties along the coast in Macao could be subject to an increase in the number and severity of typhoons and coastal and river flooding could cause damage to these properties, and all our properties could be subject to increased precipitation levels and heat stress. Any of these events may disrupt our ability to staff our business adequately, could generally disrupt our operations, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we have insurance coverage with respect to some of these events, we cannot assure you any such coverage will provide any coverage or be sufficient to indemnify us fully against all direct and indirect costs, including any loss of business that could result from substantial damage to, or partial or complete destruction of, any of our properties.
Our business is sensitive to the willingness of our customers to travel.
We are dependent on the willingness of our customers to travel. Only a portion of our business is and will be generated by local residents. Most of our customers travel to reach our Macao and Singapore properties. Infectious diseases may severely disrupt, and in the past, have severely disrupted, domestic and international travel, which would result in a decrease in customer visits to Macao and Singapore, including our properties. Regional political events, acts of terrorism or civil unrest, including those resulting in travelers perceiving areas as unstable or an unwillingness of governments to grant visas, regional conflicts or an outbreak of hostilities or war could have a similar effect on domestic and international travel. Management cannot predict the extent to which disruptions from these types of events in air or other forms of travel would have on our business, financial condition, results of operations and cash flows.
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
We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering laws and regulations in certain jurisdictions where we operate, including Singapore and Macao, as well as regulations set forth by the gaming authorities in the areas in which we operate. Any such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any violation of anti-money laundering laws or regulations, or any accusations of money laundering or regulatory investigations into possible money laundering activities, by any of our properties, employees or customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We depend primarily on our properties in two markets for all of our cash flow, and because we are a parent company, our primary source of cash is and will be distributions from our subsidiaries.

We are primarily dependent upon our Asia properties for all of our cash flow. Given our operations are conducted primarily at properties in Macao and Singapore and a large portion of our planned development is in Macao and Singapore, we are subject to greater risk than if we were more diversified.
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
In addition, our Macao, Singapore and U.S. credit agreements contain various financial covenants. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Debt” for further description of these covenants.
As of December 31, 2024, we had $13.75 billion of debt outstanding, net of original issue discount and deferred offering costs (excluding those costs related to our revolving facilities). This indebtedness could have important consequences for us. For example, it could:
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
•require us to repurchase our SCL Senior Notes upon certain events, such as any change in gaming law or any action by a gaming authority after which none of the SCL members owns or manages casino or gaming areas or operates casino games of chance in Macao in substantially the same manner as SCL was at the issuance date of the SCL Senior Notes for a period of 30 consecutive days or more and results in a material adverse effect on the financial condition, business, properties or results of operations;
•place us at a competitive disadvantage compared to our competitors that have less debt; and
•subject us to higher interest expense in the event of increases in interest rates.
Subject to applicable laws, including gaming laws, and certain agreed upon exceptions, our Singapore debt is secured by liens on substantially all of the assets of our Singapore operations.

Our ability to timely refinance and replace our indebtedness in the future will depend upon general economic and credit market conditions, potential approval required by local government regulators, adequate liquidity in the global credit markets, the particular circumstances of the gaming industry, and prevalent regulations and our cash flow and operations, in each case as evaluated at the time of such potential refinancing or replacement. We have a principal amount of $3.16 billion, $3.49 billion, $1.45 billion, $1.91 billion and $1.91 billion in debt maturing during the years ending December 31, 2025, 2026, 2027, 2028 and 2029, respectively. If we are unable to refinance or generate sufficient cash flow from operations to repay our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments, or not make dividend payments. There is no assurance any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
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
We extend credit to a portion of our patrons, and we may not be able to collect gaming receivables from our credit patrons.
We conduct our gaming activities on a credit and cash basis. Any such credit we extend is unsecured. Table games patrons typically are extended more credit than slot patrons, and high-stakes patrons typically are extended more credit than patrons who tend to wager lesser amounts.
During the year ended December 31, 2024, approximately 9.5% and 10.8% of our table games drop at our Macao properties and Marina Bay Sands, respectively, was from credit-based wagering. We extend credit to those patrons whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible.
While gaming debts are evidenced by a credit instrument, including what is commonly referred to as a “marker,” certain jurisdictions around the world, including jurisdictions our gaming patrons may come from, may determine, or have determined, enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S and elsewhere of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from courts in the U.S. and elsewhere are not binding in the courts of many foreign nations.
In particular, we expect our Macao operations will be able to enforce gaming debts only in a limited number of jurisdictions, including Macao. To the extent our Macao gaming patrons are from other jurisdictions, our Macao operations may not have access to a forum in which it will be possible to collect all gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and our Macao operations may encounter forums that will refuse to enforce such debts. Moreover, under applicable law, our Macao operations remain obligated to pay taxes on uncollectible winnings from patrons.
It is also possible our Singapore operations may not be able to collect gaming debts because, among other reasons, courts of certain jurisdictions do not enforce gaming debts. To the extent our Singapore gaming patrons' assets are situated in such jurisdictions, our Singapore operations may not be able to take enforcement action against such assets to facilitate collection of gaming receivables.
Even where gaming debts are enforceable, they may not be collectible. Our inability to collect gaming debts could have a significant adverse effect on our results of operations and cash flows.

Win rates for our gaming operations depend on a variety of factors, some beyond our control, and the winnings of our gaming patrons could exceed our casino winnings.
The gaming industry is characterized by an element of chance. In addition to the element of chance, win rates are also affected by other factors, including patrons' skill and experience, the mix of games played, the financial resources of patrons, the spread of table limits, the volume of bets played and the amount of time played. Our gaming profits are mainly derived from the difference between our casino winnings and the casino winnings of our gaming patrons. Since there is an inherent element of chance in the gaming industry, we do not have full control over our winnings or the winnings of our gaming patrons. If the winnings of our gaming patrons exceed our winnings, we may record a loss from our gaming operations, which could have a material adverse effect on our financial condition, results of operations and cash flows.
We face the risk of fraud and cheating.
Our gaming patrons may attempt or commit fraud or cheat in order to increase winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner could result in losses in our gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our Macao and Singapore operations will also compete with casinos located elsewhere in Asia, including South Korea, Malaysia, Philippines, Australia, Cambodia and elsewhere in the world, including Las Vegas, as well as online gaming and cruise ships that offer gaming. Our operations also face increased competition from new developments in Malaysia, Australia and South Korea. In addition, certain countries have legalized, and others may in the future legalize, casino gaming, including Japan, Thailand and Vietnam.
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
We may opportunistically seek to expand our business through, among other things, expansion into new geographies or new ventures complementary to our current operations. These attempts to expand our business could increase the complexity of our business, require significant levels of investment and strain our management, personnel, operations and systems. In addition, our attempts to expand into new geographies could pose additional challenges given our limited operational experience in other jurisdictions. In order to facilitate such expansion, we may engage in strategic and complementary acquisitions and other transactions or investments involving other Integrated Resorts, hospitality or gaming brands, businesses, properties or other assets, either on our own or in partnership with others. These items are subject to challenges and risks that could affect our business, including: our incurrence of significant transaction costs in connection with a pending transaction or investment, regardless of whether it is completed; the restrictions on and obligations with respect to our business that may exist in connection with the pending transaction or investment; fluctuations in our market value, including the depreciation in our market value if the pending transaction or investment is not completed or the failure of the transaction or investment, even if completed, to increase our market value; the significant expansion in legalized forms of internet gaming and online sports betting; and failure to integrate acquired businesses successfully or achieve the anticipated benefits or synergies of the transaction. There is litigation associated with our right to lease the underlying land of the Nassau County Coliseum from the County of Nassau in the State of New York and there can be no assurance as to the positive outcome of such litigation. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16 — Leases for a further description of this litigation. In addition, there is no assurance we will be able to obtain a casino license from the State of New York. There can be no assurance that our business expansion efforts will develop as anticipated or that we will succeed, and if we do not, we may be unable to recover our investments, which could adversely impact our business, financial condition and results of operations.

Our loan receivable is subject to certain risks, which could materially adversely affect our financial position, results of operations and cash flows.
On February 23, 2022, in connection with closing of the sale of our Las Vegas real property and operations, including The Venetian Resort Las Vegas and the Sands Expo and Convention Center (the “Las Vegas Operations”), for an aggregate purchase price of approximately $6.25 billion (the “Las Vegas Sale”), we entered into a seller financing loan agreement, which provides for a six-year senior secured term loan with a principal amount of $1.26 billion as of December 31, 2024. While payments on the loan have been made, if this loan were to become impaired and could not be collected, our financial position, results of operations and cash flows could be materially adversely affected for the amount of uncollected, or deemed uncollectible, principal and interest.
There are significant risks associated with our current and planned construction projects.
Our development projects and any other construction projects we undertake will entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors' control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. As development and construction projects develop, we could also make decisions that result in increases to the expected costs and timelines for completion of our projects. Construction contractors or counterparties for our current projects may be required to bear certain cost overruns for which they are contractually liable, and if such counterparties are unable to meet their obligations, we may incur increased costs for such developments. For example, with respect to the development in Singapore pursuant to the Second Development Agreement, our current estimate is that construction will be complete by June 2030 with an anticipated opening date in January 2031, any extension of the completion date beyond the July 8, 2029 deadline is subject to the approval of the Singapore government. In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to manage successfully our worldwide construction projects, it could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Under the casino regulatory framework in Singapore, our casino license may be terminated in the event of Marina Bay Sands' serious non-compliance with its obligations under the casino regulations or our casino license conditions, and the development agreements between Marina Bay Sands and the STB contain events of default that could permit the STB to terminate the agreement without compensation to us. If the development agreements are terminated, we could lose our right to operate Marina Bay Sands and our investment in Marina Bay Sands could be lost. Additionally, under the terms of our development agreements with the STB, either or both the casino concession and the casino license may be terminated on public interest grounds, in which case, we are entitled to fair compensation. However, the compensation paid may not be adequate to compensate us for the loss of future revenues.

The number of visitors to our Integrated Resorts, particularly visitors from mainland China, may decline or travel may be disrupted.
Our VIP and mass market gaming players typically come from nearby destinations in Asia, including mainland China, Hong Kong, South Korea and Japan. A significant number of gaming patrons come to our casinos from mainland China. Slowdown in economic growth or changes of China's current policies on travel and currency movements have disrupted, and if such slowdown is continued and prolonged could further disrupt, the number of visitors from mainland China to our Integrated Resorts as well as the amounts they are willing and able to spend while at our properties.
Policies and measures adopted from time to time by the Chinese government include restrictions imposed on exit visas granted to residents of mainland China for travel. These polices and measures, if implemented, may have the effect of reducing the number of visitors from mainland China, which could adversely impact tourism and the gaming industry in Macao and Singapore.
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
Our tax arrangements with the Macao government may not be extended on terms favorable to us or at all beyond their expiration dates.
We have had the benefit of a corporate tax exemption in Macao, which exempts us from paying the 12% corporate income tax on profits generated by the operation of casino games, but does not apply to our non-gaming activities. We will continue to benefit from this tax exemption through December 31, 2027.
Additionally, we entered into a shareholder dividend tax agreement with the Macao government in February 2024, effective for the period from January 1, 2023 through December 31, 2025, providing an annual payment as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. There is no certainty either of these tax arrangements will be extended beyond their expiration dates.
We are subject to limitations on the transfers of cash to and from our subsidiaries, limitations of the pataca and HKD exchange markets and restrictions on the export of the Renminbi.
Our revenues in Macao are denominated in patacas, the legal currency of Macao, and HKD. The Macao pataca is pegged to the HKD and, in many cases, is used interchangeably with the HKD in Macao. The HKD is pegged to the U.S. dollar. Although currently permitted, we cannot assure you patacas and HKDs will continue to be freely exchangeable into U.S. dollars. Also, our ability to convert large amounts of patacas and HKDs into U.S. dollars over a relatively short period may be limited.

The ability of subsidiaries to make distributions to us depends on the earnings and cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, the laws and regulations currently and in the future applicable to our subsidiaries and restrictions in connection with their contractual arrangements. While currently there is no foreign exchange or capital control restriction applicable to transactions between us and our Singapore, Macao and Hong Kong subsidiaries, we cannot assure you that this will continue to be the case in the future. In addition, the mainland Chinese government also imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China by our subsidiaries incorporated in mainland China. If, in the future, foreign exchange or capital control restrictions were to be imposed and become applicable to us, such restrictions could potentially reduce the amounts that we would be able to receive from our Singapore, Macao and Hong Kong subsidiaries. We do not expect withholding taxes or other foreign income taxes to apply should repatriated earnings be distributed in the form of dividends or otherwise.
We are currently prohibited from accepting wagers in Renminbi, the legal currency of China. There are also restrictions on the remittance of the Renminbi from mainland China and the amount of Renminbi that can be converted into foreign currencies, including the pataca and HKD. Restrictions on the remittance of the Renminbi from mainland China may impede the flow of gaming patrons from mainland China to Macao, inhibit the growth of gaming in Macao and negatively impact our gaming operations. There is no assurance that incremental mainland Chinese regulations will not be promulgated in the future that have the effect of restricting or eliminating the remittance of Renminbi from mainland China. Further, if any new mainland Chinese regulations are promulgated in the future that have the effect of permitting or restricting (as the case may be) the remittance of Renminbi from mainland China, then such remittances will need to be made subject to the specific requirements or restrictions set out in such rules.
If restrictions are placed on the ability of our subsidiaries in Singapore, Macao and Hong Kong to make distributions or declare dividends or limitations of the pataca and HKD exchange markets and restrictions on the export of the Renminbi are realized, it could potentially adversely affect our results of operations, financial position and cash flows.
VML may have financial and other obligations to foreign workers seconded to its contractors under government labor quotas.
The Macao government has granted VML quotas to permit it to hire foreign workers. VML has effectively seconded part of the foreign workers employed under these quotas to its contractors for the construction of our Cotai Strip projects. VML, however, remains ultimately liable for all employer obligations relating to these workers, including for payment of wages and taxes and compliance with labor and workers' compensation laws. VML requires each contractor to whom it has seconded these foreign workers to indemnify VML for any costs or liabilities VML incurs as a result of such contractor's failure to fulfill their obligations. VML's agreements with its contractors also contain provisions that permit it to retain some payments for up to one year after the contractors' complete work on the projects. We cannot assure you VML's contractors will fulfill their obligations to foreign workers hired under the labor quotas or to VML under the indemnification agreements, or the amount of any indemnification payments received will be sufficient to pay for any obligations VML may owe to foreign workers seconded to contractors under VML's quotas. Until VML makes final payments to its contractors, VML has offset rights to collect amounts that may be owed to it by its contractors, including amounts owed under the indemnities relating to employer obligations. After VML has made the final payments, it may be more difficult for VML to enforce any unpaid indemnity obligations.
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
There may be risks and uncertainties associated with the evolving laws and regulations in China, including their interpretation and implementation with respect to the enforcement of laws, rules and regulations and the possibility of changes thereto with little advance notice. If, in the future, there were to be any significant governmental influence on, or in relation to our business or operations, or significant control over offerings of our securities or foreign investment in China-based issuers, this could potentially significantly limit or completely hinder our ability to offer or continue to offer securities to investors, cause the value of our securities to significantly decline or be worthless and affect our ability to list securities on a U.S. or other foreign exchange. For example, on August 20, 2021, the Standing Committee of the National People's Congress (“SCNPC”) promulgated the Personal Information Protection Law of the PRC (“PIPL”), which became effective on November 1, 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the PIPL provides extraterritorial effect on the personal information processing activities. Since our data processing activities outside mainland China from our Macao Operations relate to the offering of goods or services directed at natural persons in mainland China, our businesses from our Macao Operations operated outside mainland China are potentially subject to the requirements of PIPL. However, the implementation rules to the extraterritorial jurisdiction of the PIPL have not been finalized yet, and it remains unclear how the Chinese government will enforce such law. If the extraterritorial jurisdiction under the PIPL were to be extended to us, our Macao Operations would be subject to certain data privacy obligations, which could potentially result in a material change to our operations. These data privacy obligations would primarily include bearing the responsibility for our personal information processing activities, and adopting the necessary measures to safeguard the security of the personal information we process in compliance with the standards required under the PIPL, the failure of which may result in us being ordered to correct or suspend or terminate the provision of services, confiscation of illegal income, fines or other penalties. Specifically, if the PIPL were to become applicable to us, we would be required to (i) notify the individuals concerned of the processing of their personal information in detail and establish legal bases for such processing; (ii) improve internal data governance by implementing managerial and technical security measures and response plans for security incidents; (iii) designate a person in charge of personal information protection where we qualify as a “quantity processor” (to be defined by the CAC); (iv) establish a special agency or designate a representative within the territory of the PRC to be responsible for handling matters relating to personal information protection; (v) establish and make public the procedure for individuals to exercise their rights related to personal information; (vi) conduct an impact assessment on personal information protection before any high-risk processing activities; (vii) conclude an agreement with such vendor and supervise its processing where we entrust processing of personal information to any vendor; and (viii) meet one of the conditions prescribed by the PIPL where we transfer personal information outside the territory of the PRC due to business or other needs. In addition, under the PIPL, where an overseas organization or individual engages in personal information processing activities that infringe upon the personal information rights and interests of PRC citizens or endangering the national security and public interests of the PRC, the CAC may include such organization or individual in the list of subjects to whom provision of personal information is restricted or prohibited, announce the same, and take measures such as restricting or prohibiting provision of personal information to such organization or individual. Moreover, if the recent Chinese regulatory actions on data security or other data-related laws and regulations were to become applicable to us in the future, we could become subject to certain cybersecurity and data privacy obligations, which could potentially result in a material change to our operations, and the failure to meet such obligations could result in penalties and other regulatory actions against us and may materially and adversely affect our business and results of operations.
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
As advised by our PRC legal advisers, Haiwen & Partners, SCL is currently not required to obtain any permission or approval from the CSRC, CAC or any other mainland Chinese governmental authority to operate its business or to issue securities to foreign investors, other than those related to its two subsidiaries incorporated in mainland China that only provide back-office support. SCL has received all requisite permissions and approvals for its back-office supporting functions located in mainland China, primarily being the standard business licenses issued by the relevant authorities in mainland China, and it has never been denied such permissions and approvals. If SCL does not receive or maintain such permissions or approvals in relation to such back-office support functions, we do not expect there will be any material adverse impact on the business, financial condition and results of our Macao Operations. However, in the event that we have inadvertently concluded that such permissions or approvals are not required or if, in the future, applicable laws, regulations or interpretations were to change and require SCL to obtain such permissions or approvals, the failure to obtain such permissions or approvals could potentially result in penalties and other regulatory actions against SCL and may materially and adversely affect our business and results of operations.
In addition, we face risks and uncertainties associated with evolving Chinese laws and regulations, such as those associated with the extent to which the level of Chinese government involvement, control of capital inflows and outflows, control of foreign exchange and allocation of resources currently applicable within mainland China may become applicable to us. A significant portion of our assets are located in Macao and a significant portion of our revenue is derived from Macao. Accordingly, our results of operations, financial position and prospects are subject to a significant degree to the economic, political and legal situation in Macao. On December 20, 1999, Macao became a Special Administrative Region of China when China resumed the exercise of sovereignty over Macao. The Basic Law of Macao provides that Macao will be governed under the principle of “one country, two systems” with its own separate government and legislature and that Macao will have a high degree of legislative, judicial and economic autonomy. However, there can be no assurance that economic, political and legal developments in Macao will not adversely affect our operations, or that there will not be a change in the manner in which regulatory oversight is conducted in Macao, if China were to apply such laws and regulations of mainland China to our operations in Macao and Hong Kong. If any such change were to occur, it could potentially adversely affect our results of operations, financial position and prospects. For example, currently in mainland China, the Renminbi cannot be freely exchanged into any foreign currencies, and exchange and remittance of foreign currencies are subject to Chinese foreign exchange regulations. If, in the future, similar regulations were to become applicable to the exchange and remittance of patacas or other currencies in Macao, there could potentially be a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Related to Stock Ownership and Stockholder Matters
The interests of our principal stockholders in our business may be different from yours.
Dr. Miriam Adelson, her family members and trusts and other entities established for the benefit of Dr. Adelson's family members (collectively our “Principal Stockholders”) beneficially owned approximately 54% of our outstanding common stock as of December 31, 2024. Accordingly, our Principal Stockholders exercise significant influence over our business policies and affairs, including the composition of our Board of Directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of our Principal Stockholders. The interests of our Principal Stockholders may differ from your interests.
Conflicts of interest may arise because certain of our directors and officers are also directors of SCL.
In November 2009, our subsidiary, SCL, listed its ordinary shares on The Main Board of The Stock Exchange of Hong Kong Limited (the “SCL Offering”). As of the date of this filing, we currently own 72.29% of the issued and outstanding ordinary shares of SCL. As a result of SCL having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of SCL may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of SCL. Decisions that could have different implications for us and SCL, including contractual arrangements we have entered into or may in the future enter into with SCL, may give rise to the appearance of a potential conflict of interest.
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
Our success depends in large part upon our ability to attract, retain, train, manage and motivate skilled managers and employees at our properties. The Macao government requires we only hire Macao residents in our casinos for certain employee roles, including roles such as dealers. In addition, we are required in Macao to obtain visas and work permits for managers and employees we seek to employ from other countries. There is significant competition in Macao and Singapore for managers and employees with the skills required to perform the services we offer and competition for these individuals is likely to continue.
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
Privacy and cybersecurity laws and regulations are developing and changing frequently and vary significantly by jurisdiction. We may incur significant costs in our efforts to comply with the various applicable privacy and cybersecurity laws and regulations as they emerge and change. Compliance with applicable privacy laws and regulations also may adversely impact our ability to market our products, properties, and services to our guests and patrons. Non-compliance by us, or potentially by third parties with which we share information, with any applicable privacy and cybersecurity law or regulation, including accidental loss, inadvertent disclosure, unauthorized access or dissemination, or breach of security may result in damage to our reputation and could subject us to fines, penalties, required corrective actions, lawsuits, payment of damages, or restrictions on our use or transfer of data.
We have experienced a sophisticated criminal cybersecurity attack in the past and in the future may experience with more frequency global cybersecurity and information security threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. There has been an increase in criminal cybersecurity attacks against companies, including companies in our industry, where customer and company information has been compromised and company data has been destroyed. Our information systems and records, including those we maintain with third-party service providers, may be subject to cyber-attacks and information security breaches. Cyber-attacks and information security breaches may include attempts to access information, computer malware such as viruses, denial of service, ransomware attacks that encrypt, exfiltrate or otherwise render data unusable or unavailable in an effort to extort money or other consideration as a condition to purportedly returning the data to a usable form, operator errors or misuse, or inadvertent releases of data or documents, and other forms of electronic and non-electronic information security breaches. In addition, increased attention on and use of artificial intelligence increases the risk of cyber-attacks and data breaches, which can occur more quickly and evolve more rapidly when artificial intelligence is used by threat actors. Further, use of artificial intelligence by our employees, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed.
Our data security measures are reviewed periodically and we rely on proprietary and commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of customer and employee information. We also rely extensively on computer systems to process transactions, maintain information, and manage our businesses. Our third-party information system service providers and other third parties that share data with us pursuant to contractual agreements also face risks relating to cybersecurity and privacy, and we do not directly control any of such parties' information security or privacy operations. For example, the systems currently used for the transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, are determined and controlled by the payment card industry, not us. Our gaming operations rely heavily on technology services provided by third parties. In the event there is an interruption of these services to us, it may have an adverse effect on our operations and financial condition. Disruptions in the availability of our computer systems, or those of third parties we engage to provide gaming operating systems for the facilities we operate, through cybersecurity attacks or otherwise, could impact our ability to service our customers and adversely affect our revenues and the results of operations.
A significant theft, destruction, loss or fraudulent use of information maintained by us or by a third-party service provider could have an adverse effect on our reputation, cause a material disruption to our operations and management team and result in remediation expenses (including liability for stolen assets or information, repairing system damage and offering incentives to customers or business partners to maintain their relationships after an attack) and regulatory fines, penalties and corrective actions, or lawsuits by regulators, third-party service providers, third parties that share data with us pursuant to contractual agreements or people whose data is or may be impacted. Such theft, destruction, loss or fraudulent use could also result in litigation by stockholders, governmental agencies, customers or other third parties. Advances in computer software capabilities and encryption technology, new tools, and other developments, including continuously evolving attack methods that may exploit vulnerabilities based on these advances, may increase the risk of a security breach or other intrusion. In addition, we may incur increased cybersecurity and privacy protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. We may not have sufficient financial resources available to us relating to cybersecurity in the event of a major cybersecurity event. Additionally, our cybersecurity insurance program may be inadequate to cover all of our losses resulting from a breach or other cyber incident.  Cyber risk insurance availability and pricing can fluctuate substantially, and we cannot be certain that our current level of insurance will be available in the future on economically reasonable terms. Any of these events could interrupt our operations, adversely impact our reputation and brand and expose us to increased risks of governmental investigation, litigation, fines and other liability, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks could be heightened for acquired businesses or operationally segmented early-stage subsidiaries that may have a comparatively less mature cybersecurity program.
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
The conduct of the Las Vegas Operations under the “Venetian” and “Palazzo” brands and certain other trademarks licensed to the Las Vegas Operations pursuant to the agreements effecting the Las Vegas Sale could result in reputational harm to certain of the businesses we are retaining that will continue to operate under such brands if the Las Vegas Operations do not continue to operate in accordance with our high standards and applicable laws as required under such agreements.
Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer, and our insurance costs may increase in the future.
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
To meet these objectives and oversee the programs, we employ a Chief Information Security Officer (“CISO”). The CISO has over 28 years of cybersecurity experience, 26 years of cybersecurity leadership experience, an MBA in Information Systems, a Master of Science degree in operational analysis, a bachelor’s degree in operations research and holds a Cyber Risk Oversight Certificate from the National Association of Corporate Directors and is a Certified Information Systems Security Professional (“CISSP”). The CISO works closely with the head of information technology and the data privacy officer to collectively manage our global cybersecurity, information technology and data privacy programs.
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
Our Enterprise Risk Management (“ERM”) process, which is governed by an ERM Committee, includes a review of our cybersecurity programs. The ERM Committee, which is led by our executive vice president and chief financial officer, meets quarterly, and receives updates from the CISO on emerging risks, recent cyber risk events, and any priority risks relating to cybersecurity. We also have a Cyber & Privacy Steering (“CPS”) Committee, which meets regularly and is comprised of senior management, serving as a multi-disciplinary group for coordinating and overseeing the management of the cybersecurity and privacy programs.
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
To date, the Company has not experienced a cybersecurity threat or incident that has materially affected or is reasonably likely to materially affect the Company. The Company, however, has experienced and expects to continue to experience cyber incidents of varying degrees. See “Item 1A. — Risk Factors — Failure to maintain the integrity of our information and information systems or comply with applicable privacy and cybersecurity requirements and regulations could harm our reputation and adversely affect our business” for more detailed information on cybersecurity risks and the potential impacts.
ITEM 2. — PROPERTIES
We have received concessions from the Macao government to build on a six-acre land site for the Sands Macao and the sites on which The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao are located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. As specified in the land concessions, we are required to pay premiums, which are either payable in a single lump sum upon acceptance of our land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concession, which may be revised every five years by the Macao government. In October 2008, the Macao government amended our land concession to separate the retail and hotel portions of The Plaza Macao and Four Seasons Macao parcel and allowed us to subdivide the parcel into four separate components, consisting of retail; hotel/casino; an apart-hotel tower; and parking areas. In consideration for the amendment, we paid an additional land premium of approximately $18 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use. With the expiry of VML’s subconcession on December 31, 2022, all of our casinos, gaming areas and respective supporting areas located in the Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao, with a total area of approximately 136,000 square meters (representing approximately 4.7% of the total property area of these entities), reverted to and are now owned by the Macao government. Effective January 1, 2023, all these casinos and gaming areas, as well as respective supporting areas, have been temporarily transferred to us for the duration of the Concession in exchange for an annual fee. This fee, calculated based on a price per square meter of reverted gaming area, is set at 750 patacas per square meter for the first three years and will increase to 2,500 patacas for the remaining seven years (approximately $94 and $313, respectively, at exchange rates in effect on December 31, 2024). Furthermore, the fee per square meter will be subject to an annual adjustment based on the previous year's average price index in Macao.
Under the Development Agreement with the STB, we paid SGD 1.20 billion (approximately $756 million at exchange rates in effect at the time of the transaction) in premium payments for the 60-year lease of the land on which the Marina Bay Sands is located. In connection with the Second Development Agreement with the STB, we paid $963 million in premium payments for the lease of the parcels of land underlying the proposed MBS Expansion Project site, which will be effective until August 21, 2066. On January 8, 2025, MBS entered into the Second Supplemental Agreement whereby MBS committed to assume liability for the cost of the land premium associated with the Additional Gaming Area purchase as well as other adjustments to the land premiums resulting from the consequential changes to the allocations of gross floor area for the MBS Expansion Project since the first payment made in 2019. The additional payment due to the Singapore government related to the Additional Gaming Area and changes to the MBS Expansion Project gross floor area allocation are estimated to be approximately $1.0 billion, $850 million of which we expect will be due during the second quarter of 2025, with the remainder due in 2026.
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

PART II
ITEM 5. — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock trades on the NYSE under the symbol “LVS.” As of February 5, 2025, there were 715,934,671 shares of our common stock outstanding that were held by 279 stockholders of record.
Preferred Stock
We are authorized to issue up to 50,000,000 shares of preferred stock. Our Board of Directors is authorized, subject to limitations prescribed by Nevada law and our articles of incorporation, to determine the terms and conditions of the preferred stock, including whether the shares of preferred stock will be issued in one or more series, the number of shares to be included in each series and the powers, designations, preferences and rights of the shares. Our Board of Directors is also authorized to designate any qualifications, limitations or restrictions on the shares without any further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company and may adversely affect the voting and other rights of the holders of our common stock, which could have an adverse impact on the market price of our common stock.
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
Our subsidiaries' debt arrangements place restrictions on their ability to pay cash dividends to the Company. This may restrict our ability to pay cash dividends other than from cash on hand. See “Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Restrictions on Distributions” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Debt.”
Common Stock Dividends
In April 2020, we suspended our quarterly dividend program due to the impact of the COVID-19 pandemic and in August 2023, the dividend program was reinstated.
In January 2025, our Board of Directors declared a quarterly dividend of $0.25 per common share (a total estimated to be approximately $179 million) to be paid on February 19, 2025, to stockholders of record on February 10, 2025. We expect this level of dividend to continue quarterly through the remainder of 2025. Our Board of Directors will continue to assess the level of appropriateness of any cash dividends.
Recent Sales of Unregistered Securities
There have not been any sales by the Company of equity securities in the last three fiscal years that have not been registered under the Securities Act of 1933.
Purchases of Equity Securities by the Issuer

The following table provides information about share repurchases we made of our common stock during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
October 1, 2024 — October 31, 2024	1,128,075	$53.18	1,128,075	$1,940
November 1, 2024 — November 30, 2024	6,291,417	$50.00	6,291,417	$1,625
December 1, 2024 — December 31, 2024	1,386,441	$54.38	1,386,441	$1,550
Total	8,805,933		8,805,933
____________________
(1)    Calculated excluding commissions.

(2)    In November 2016, our Board of Directors authorized the repurchase of $1.56 billion of our outstanding common stock, which was to expire on November 2, 2018. In June 2018, our Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion of our outstanding common stock, and extending the expiration date to November 2020. In October 2020, our Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022, and in October 2022, our Board of Directors authorized the further extension of the expiration date of the remaining repurchase amount of $916 million to November 2024. On October 16, 2023, our Board of Directors authorized increasing the remaining share repurchase amount of $916 million to $2.0 billion and extending the expiration date from November 2024 to November 3, 2025. On October 22, 2024, our Board of Directors authorized increasing the remaining share repurchase amount from $195 million to $2.0 billion and extending the share repurchase program’s expiration date to November 3, 2026.
All repurchases under the stock repurchase program are made from time to time at our discretion in accordance with applicable federal securities laws. All share repurchases of our common stock have been recorded as treasury shares.

Performance Graph
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor's 500 Index (“S&P 500”) and the Dow Jones US Gambling Index, during the five years ended December 31, 2024. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/2024
Las Vegas Sands Corp.
S&P 500
Dow Jones US Gambling Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Las Vegas Sands Corp.	$100.00	$88.00	$55.57	$70.97	$73.20	$77.73
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Dow Jones US Gambling Index	$100.00	$89.66	$78.17	$58.28	$75.96	$75.79
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
During 2024, we achieved milestones in advancing several of our strategic objectives. We continued work on Phase II of The Londoner Macao, which primarily includes the renovation of the rooms in the Sheraton towers, an upgrade of the gaming areas and the addition of attractions, dining, retail and entertainment offerings. The Londoner Grand casino opened on September 26, 2024. The Sheraton Grand Macao is being converted into the Londoner Grand hotel, which upon completion will have 2,405 rooms and suites and represents Macao’s first Marriott International Luxury Collection hotel. Phase II of The Londoner Macao is expected to be substantially completed during the first half of 2025. We completed the renovations of Tower 1 and Tower 2 and introduced world-class suites and other luxury amenities at Marina Bay Sands. We continue with the renovation of the Tower 3 hotel rooms into world class suites, which is expected to be completed in phases during the first half of 2025, and other property changes.
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
The Macao government announced total visitation from mainland China to Macao increased approximately 28.6% during the year ended December 31, 2024, as compared to the same period in 2023. The Macao government also announced gross gaming revenue increased approximately 23.9% during the year ended December 31, 2024, as compared to the same period in 2023.
Singapore
Our operations in Singapore continued to be positive as travel and tourism spending increased, resulting from the elimination of all remaining COVID-19 border measures in February 2023. Airlift passenger movement has increased with a total of 68 million passengers having passed through Singapore's Changi Airport during the year ended December 31, 2024, an increase of 14.8% compared to the same period in 2023.
Visitation to Marina Bay Sands continues to improve since the travel restrictions have been lifted. The STB announced total visitation to Singapore increased from approximately 13.6 million during the year ended December 31, 2023 to 16.5 million during the year ended December 31, 2024.
Summary
We have a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $3.65 billion and access to $1.50 billion, $2.51 billion and $433 million of available borrowing capacity from our 2024 LVSC Revolving Facility, 2024 SCL Revolving Facility and 2012 Singapore Revolving Facility, respectively, as of December 31, 2024. We believe we are able to support our continuing operations, complete the major construction projects that are underway and maintain our share repurchase and dividend programs to continue to return excess capital to stockholders.

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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.30% in Macao and Singapore. Actual win and hold percentages may vary from our expected win percentage and historical win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 9.5% and 10.8%, respectively, of our table games play was conducted on a credit basis for the year ended December 31, 2024.
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
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Summary Financial Results
We continued to see positive financial results for the year ended December 31, 2024, due to increased visitation at our Integrated Resorts. Macao visitation from mainland China increased 28.6% compared to the year ended December 31, 2023, due to a more supportive travel environment that included further recovery in scheduled airline capacity to Macao Airport and other airports that serve the Macao market, more frequent ferry services to Macao from locations, such as Hong Kong, and increases in flexibility and availability of certain visa types. Due to the elimination of all remaining COVID-19 border measures in February 2023 and airlift passenger movement increasing 14.8% compared to the year ended December 31, 2023, Singapore visitation increased 21.4% compared to the year ended December 31, 2023.

Net revenues for the year ended December 31, 2024, were $11.30 billion, compared to $10.37 billion for the year ended December 31, 2023. Operating income was $2.40 billion for the year ended December 31, 2024, compared to $2.31 billion for the year ended December 31, 2023. Net income was $1.75 billion for the year ended December 31, 2024, compared to $1.43 billion for the year ended December 31, 2023.
Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2024	2023	Percent Change

	(Dollars in millions)
Casino	$8,303	$7,522	10.4%
Rooms	1,274	1,204	5.8%
Food and beverage	607	584	3.9%
Mall	755	767	(1.6)%
Convention, retail and other	359	295	21.7%
Total net revenues	$11,298	$10,372	8.9%
Consolidated net revenues were $11.30 billion for the year ended December 31, 2024, an increase of $926 million compared to $10.37 billion for the year ended December 31, 2023, due to increases of $546 million and $380 million at our Macao operations and Marina Bay Sands, respectively.
Net casino revenues increased $781 million compared to the year ended December 31, 2023, due to increases of $505 million and $276 million at our Macao operations and Marina Bay Sands, respectively. Casino revenues at our Macao operations increased due to increased table games and slot volumes and Non-Rolling Chip win percentages, partially offset by decreased Rolling Chip win and slot hold percentages. Casino revenues at Marina Bay Sands increased due to increased table games and slot volumes and Non-Rolling win percentage, partially offset by decreased Rolling Chip win percentage. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2024	2023	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$2,282	$2,151	6.1%
Non-Rolling Chip drop	$9,299	$8,711	6.8%
Non-Rolling Chip win percentage	24.7%	24.2%	0.5	pts
Rolling Chip volume	$3,701	$4,546	(18.6)%
Rolling Chip win percentage	4.43%	4.44%	(0.01)	pts
Slot handle	$5,946	$5,066	17.4%
Slot hold percentage	3.8%	4.3%	(0.5)	pts
The Londoner Macao
Total casino revenues	$1,462	$1,283	14.0%
Non-Rolling Chip drop	$6,791	$5,842	16.2%
Non-Rolling Chip win percentage	21.5%	21.3%	0.2	pts
Rolling Chip volume	$7,633	$7,336	4.0%
Rolling Chip win percentage	3.34%	2.99%	0.35	pts
Slot handle	$6,057	$5,290	14.5%
Slot hold percentage	3.8%	4.0%	(0.2)	pts

	Year Ended December 31,
	2024	2023	Change

	(Dollars in millions)
The Parisian Macao
Total casino revenues	$740	$655	13.0%
Non-Rolling Chip drop	$3,768	$2,926	28.8%
Non-Rolling Chip win percentage	20.9%	21.4%	(0.5)	pts
Rolling Chip volume	$244	$968	(74.8)%
Rolling Chip win percentage	(7.82)%	7.14%	(14.96)	pts
Slot handle	$3,461	$2,528	36.9%
Slot hold percentage	4.1%	3.9%	0.2	pts
The Plaza Macao and Four Seasons Macao
Total casino revenues	$572	$462	23.8%
Non-Rolling Chip drop	$2,784	$2,244	24.1%
Non-Rolling Chip win percentage	24.3%	23.6%	0.7	pts
Rolling Chip volume	$9,311	$6,860	35.7%
Rolling Chip win percentage	2.03%	2.27%	(0.24)	pts
Slot handle	$57	$85	(32.9)%
Slot hold percentage	3.4%	5.9%	(2.5)	pts
Sands Macao
Total casino revenues	$290	$290	—%
Non-Rolling Chip drop	$1,597	$1,575	1.4%
Non-Rolling Chip win percentage	16.6%	17.1%	(0.5)	pts
Rolling Chip volume	$131	$108	21.3%
Rolling Chip win percentage	4.40%	6.11%	(1.71)	pts
Slot handle	$2,152	$1,851	16.3%
Slot hold percentage	3.0%	3.1%	(0.1)	pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$2,957	$2,681	10.3%
Non-Rolling Chip drop	$8,670	$7,367	17.7%
Non-Rolling Chip win percentage	20.1%	18.4%	1.7	pts
Rolling Chip volume	$28,942	$28,477	1.6%
Rolling Chip win percentage	3.60%	3.78%	(0.18)	pts
Slot handle	$25,045	$24,151	3.7%
Slot hold percentage	3.8%	3.8%	—	pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.
Room revenues increased $70 million compared to the year ended December 31, 2023, due to increases of $57 million and $13 million at Marina Bay Sands and our Macao operations, respectively. Marina Bay Sands room revenues increased due to an increase in ADR, partially offset by a decrease in available rooms and decreased occupancy. Macao room revenues increased due to increases in occupancy rates and ADR, partially offset by decreased available rooms in connection with the conversion of the Sheraton towers to the Londoner Grand. The following table summarizes the results of our room activity:

	Year Ended December 31,
	2024	2023	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$210	$191	9.9%
Occupancy rate	98.1%	94.5%	3.6	pts
Average daily room rate (ADR)	$203	$208	(2.4)%
Revenue per available room (RevPAR)	$199	$196	1.5%
The Londoner Macao(1)
Total room revenues	$302	$324	(6.8)%
Occupancy rate	96.4%	80.4%	16.0	pts
Average daily room rate (ADR)	$216	$196	10.2%
Revenue per available room (RevPAR)	$208	$158	31.6%
The Parisian Macao
Total room revenues	$137	$135	1.5%
Occupancy rate	97.3%	93.0%	4.3	pts
Average daily room rate (ADR)	$153	$158	(3.2)%
Revenue per available room (RevPAR)	$149	$147	1.4%
The Plaza Macao and Four Seasons Macao
Total room revenues	$107	$94	13.8%
Occupancy rate	91.1%	81.5%	9.6	pts
Average daily room rate (ADR)	$486	$485	0.2%
Revenue per available room (RevPAR)	$443	$396	11.9%
Sands Macao
Total room revenues	$18	$17	5.9%
Occupancy rate	99.0%	95.8%	3.2	pts
Average daily room rate (ADR)	$174	$171	1.8%
Revenue per available room (RevPAR)	$172	$164	4.9%
Singapore Operations:
Marina Bay Sands(2)
Total room revenues	$500	$443	12.9%
Occupancy rate	94.8%	96.3%	(1.5)	pts
Average daily room rate (ADR)	$826	$631	30.9%
Revenue per available room (RevPAR)	$783	$608	28.8%
_________________________
(1)During the year ended December 31, 2024, a daily average of approximately 1,850 rooms were excluded from available rooms in connection with the renovations related to the conversion of the Sheraton towers to the Londoner Grand in connection with Phase II of The Londoner Macao.
(2)During the years ended December 31, 2024 and 2023, approximately 1,800 and 2,100 rooms, respectively, were available for occupancy.
Food and beverage revenues increased $23 million compared to the year ended December 31, 2023, due to increases of $20 million and $3 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was primarily driven by increased visitation across our properties and new food and beverage outlets. The increase at Marina Bay Sands was primarily due to increased banquet revenue and new food and beverage outlets.
Mall revenues decreased $12 million compared to the year ended December 31, 2023. The decrease was due to a $20 million decrease at our Macao operations, driven by a decrease in overage rent, which was partially offset by an $8 million increase at Marina Bay Sands, driven by an increase in base rent.

For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Year Ended December 31,
	2024	2023	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$230	$227	1.3%
Mall gross leasable area (in square feet)	822,424	818,686	0.5%
Occupancy	85.7%	79.7%	6.0	pts
Base rent per square foot	$290	$283	2.5%
Tenant sales per square foot(1)	$1,581	$1,906	(17.1)%
Shoppes at Londoner
Total mall revenues	$77	$66	16.7%
Mall gross leasable area (in square feet)	566,251	611,905	(7.5)%
Occupancy	72.7%	59.1%	13.6	pts
Base rent per square foot	$163	$149	9.4%
Tenant sales per square foot(1)	$1,457	$1,796	(18.9)%
Shoppes at Parisian
Total mall revenues	$27	$32	(15.6)%
Mall gross leasable area (in square feet)	296,818	296,352	0.2%
Occupancy	69.4%	67.2%	2.2	pts
Base rent per square foot	$99	$113	(12.4)%
Tenant sales per square foot(1)	$489	$710	(31.1)%
Shoppes at Four Seasons
Total mall revenues	$158	$187	(15.5)%
Mall gross leasable area (in square feet)	261,898	249,373	5.0%
Occupancy	96.5%	92.9%	3.6	pts
Base rent per square foot	$636	$611	4.1%
Tenant sales per square foot(1)	$5,379	$7,594	(29.2)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$262	$254	3.1%
Mall gross leasable area (in square feet)	615,869	615,633	—%
Occupancy	99.3%	99.8%	(0.5)	pts
Base rent per square foot	$357	$331	7.9%
Tenant sales per square foot(1)	$2,878	$2,991	(3.8)%
_________________________
Note: This table excludes the results of our retail outlets at Sands Macao.
(1)Tenant sales per square foot is the sum of reported comparable sales for the trailing 12 months divided by the comparable square footage for the same period.
Convention, retail, and other revenues increased $64 million compared to the year ended December 31, 2023, due to increases of $36 million and $28 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was driven by increases of $15 million in convention revenue, $6 million at the SkyPark, $4 million in museum revenue and $3 million in entertainment revenue, as well as an $8 million nonrecurring adjustment related to a change in accounting estimate of our non-gaming club points accrual. The increase at our Macao operations was driven by $14 million in ferry operations due to increased sailings resulting from increased visitation, $13 million in entertainment revenue and $1 million in convention revenue.

Operating Expenses
Our operating expenses consisted of the following:

	Year Ended December 31,
	2024	2023	Percent Change

	(Dollars in millions)
Casino	$4,611	$4,152	11.1%
Rooms	313	283	10.6%
Food and beverage	512	481	6.4%
Mall	87	88	(1.1)%
Convention, retail and other	254	201	26.4%
Provision for credit losses	19	4	375.0%
General and administrative	1,150	1,107	3.9%
Corporate	290	230	26.1%
Pre-opening	14	15	(6.7)%
Development	228	205	11.2%
Depreciation and amortization	1,308	1,208	8.3%
Amortization of leasehold interests in land	60	58	3.4%
Loss on disposal or impairment of assets	50	27	85.2%
Total operating expenses	$8,896	$8,059	10.4%
Operating expenses were $8.90 billion for the year ended December 31, 2024, an increase of $837 million compared to $8.06 billion for the year ended December 31, 2023. The increase was driven by increases of $459 million in casino expenses, $100 million in depreciation and amortization, and $60 million in corporate expenses.
Casino expenses increased $459 million compared to the year ended December 31, 2023. The increase was primarily attributable to increases of $283 million and $99 million in gaming taxes at our Macao operations and Marina Bay Sands, respectively, consistent with increased casino revenues across our properties, a 1% increase in goods and services tax as of January 1, 2024, and an increased tax rate from 8% to 12% on premium play during November and December 2024 due to the tiered tax structure in Singapore.
Room expenses increased $30 million compared to the year ended December 31, 2023. The increase was due to increases of $18 million and $12 million at Marina Bay Sands and our Macao operations, respectively, driven by higher costs associated with new and elevated rooms introduced at Marina Bay Sands throughout 2023 and 2024 and increased occupancy in Macao.
Food and beverage expenses increased $31 million compared to the year ended December 31, 2023. The increase was due to increases of $24 million and $7 million at our Macao operations and Marina Bay Sands, respectively, driven by increased business volume at food outlets and banquets and consistent with increased property visitation.
Convention, retail and other expenses increased $53 million compared to the year ended December 31, 2023, due to increases of $40 million and $13 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was primarily due to increases of $17 million in entertainment due to increased event volume, $15 million in ferry operations due to higher repairs and maintenance, contract labor costs and fuel costs driven by additional sailings resulting from increased visitation, and $8 million in other operating expenses (e.g., limo, exhibits, spa). The increase at Marina Bay Sands was driven by increases of $3 million in entertainment, $3 million in convention and $7 million in other operating expenses (e.g., limo, ArtScience Museum).
The provision for credit losses was $19 million for the year ended December 31, 2024, compared to $4 million for the year ended December 31, 2023. The $15 million increase was primarily driven by increases of $13 million and $2 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was due to an $18 million decrease in collections on previously reserved accounts, partially offset by a $5 million decrease in the provision for the current year. The increase at Marina Bay Sands was due to a $26 million increase in provision for the current year, partially offset by a $24 million increase in collections on previously reserved accounts. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $43 million compared to the year ended December 31, 2023. The increase was primarily driven by increases of $27 million and $16 million at Marina Bay Sands and our Macao operations, respectively, driven by increases in payroll, marketing expenses and facility and utilities costs.

Corporate expenses increased $60 million compared to the year ended December 31, 2023. The increase was primarily due to $22 million related to the shareholder dividend tax agreement with the Macao government ($10 million of which related to the year ended December 31, 2023), which agreement was finalized on February 7, 2024, and covers the years from 2023 to 2025, a $20 million increase in payroll and a $12 million charitable contribution commitment to the University of Nevada, Las Vegas to establish the Sands Institute for Chinese Language and Culture.
Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses for the year ended December 31, 2024, primarily related to the Londoner Grand, the MBS Expansion Project and new guest rooms at Marina Bay Sands. Pre-opening expenses for the year ended December 31, 2023, primarily related to the grand opening of The Londoner Macao and new guest rooms at Marina Bay Sands.
Development expenses were $228 million for the year ended December 31, 2024, compared to $205 million for the year ended December 31, 2023. During the year ended December 31, 2024, the costs were associated with our evaluation and pursuit of new business opportunities, primarily $157 million for our digital gaming related efforts and $65 million in New York and Texas. During the year ended December 31, 2023, the costs were primarily related to $109 million for our digital gaming related efforts and $93 million in New York and Texas. Development costs are expensed as incurred.
Depreciation and amortization increased $100 million compared to the year ended December 31, 2023. The increase was primarily due to a $151 million increase at Marina Bay Sands, as a result of the completion of renovations that were placed into service throughout 2023 and 2024. This increase was partially offset by a $55 million decrease at our Macao operations primarily due to assets fully depreciated during the prior year and throughout 2024 and a reduction in accelerated depreciation in 2024 primarily related to the Sheraton towers and Venetian Arena, partially offset by an increase in depreciation for assets placed into service during the current year.
Loss on disposal or impairment of assets was $50 million for the year ended December 31, 2024, compared to $27 million for the year ended December 31, 2023. The losses incurred for the year ended December 31, 2024, were primarily due to a $32 million loss at our Macao operations, including $24 million in demolition costs, primarily related to the upgrade of the Venetian Arena and Phase II of The Londoner Macao, a $9 million loss in Singapore, including $7 million in demolition costs related to room renovations at Marina Bay Sands, and a $9 million loss at corporate, primarily due to the sale of an aircraft. The losses incurred for the year ended December 31, 2023, were $14 million at Marina Bay Sands primarily due to demolition costs related to renovations and $12 million in disposals and demolition costs at our Macao operations.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 20 — Segment Information” for discussion of our operating segments):

	Year Ended December 31,
	2024	2023	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$1,093	$1,054	3.7%
The Londoner Macao	543	516	5.2%
The Parisian Macao	297	269	10.4%
The Plaza Macao and Four Seasons Macao	321	308	4.2%
Sands Macao	56	59	(5.1)%
Ferry Operations and Other	17	18	(5.6)%
	2,327	2,224	4.6%
Marina Bay Sands	2,052	1,861	10.3%
Consolidated adjusted property EBITDA(1)	$4,379	$4,085	7.2%
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

	Year Ended December 31,
	2024	2023

	(In millions)
Consolidated adjusted property EBITDA	$4,379	$4,085

Other Operating Costs and Expenses
Stock-based compensation(a)	(27)	(29)
Corporate	(290)	(230)
Pre-opening	(14)	(15)
Development	(228)	(205)
Depreciation and amortization	(1,308)	(1,208)
Amortization of leasehold interests in land	(60)	(58)
Loss on disposal or impairment of assets	(50)	(27)
Operating income	2,402	2,313
Other Non-Operating Costs and Expenses
Interest income	275	288
Interest expense, net of amounts capitalized	(727)	(818)
Other income (expense)	10	(8)
Income tax expense	(208)	(344)
Net income	$1,752	$1,431
_________________________
a)During the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense of $78 million and $72 million, respectively, of which $51 million and $43 million, respectively, was included in corporate expense in “Part II — Item 8 — Financial Statements and Supplementary Data — Consolidated Statements of Operations.”
Adjusted property EBITDA at our Macao operations increased $103 million compared to the year ended December 31, 2023. The increase was primarily due to increased revenues across our operations driven by increased visitation at our Integrated Resorts in Macao.
Adjusted property EBITDA at Marina Bay Sands increased $191 million compared to the year ended December 31, 2023. The increase was primarily due to increased revenues across our operations driven by increased visitation, as well as new and elevated suites and rooms and other amenities introduced at Marina Bay Sands.
Interest Expense
The following table summarizes information related to interest expense:

	Year Ended December 31,
	2024	2023

	(Dollars in millions)
Interest cost	$741	$825
Less — capitalized interest	(14)	(7)
Interest expense, net	$727	$818
Cash paid for interest	$664	$753
Weighted average total debt balance	$14,165	$15,188
Weighted average interest rate	5.0%	5.2%
Interest cost decreased $84 million compared to the year ended December 31, 2023, primarily due to decreases in both our weighted average total debt balance and weighted average interest rate. The weighted average total debt balance decreased primarily due to the repayment of $1.95 billion on the 2018 SCL Revolving Facility by October 2023 and repurchases totaling $175 million of the $1.80 billion 5.125% Senior Notes during the three months ended June 30, 2024. The weighted average interest rate decreased primarily due to lower interest rates on the SCL Senior Notes in connection with the credit rating upgrades for the Company and SCL to BBB- by S&P on July 26, 2023 and Fitch on February 1, 2024, and a decrease in the interest rates on our Singapore Credit Facility. The decrease was partially offset by higher rates on the LVSC Senior Notes issued on May 16, 2024, to refinance the $1.75 billion 3.200% Senior Notes. We also recorded $30 million in imputed interest expense on the VML Concession financial liability in 2024 and 2023 (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 —Goodwill and Intangible Assets, Net”).
Other Factors Affecting Earnings
Interest income was $275 million for the year ended December 31, 2024, compared to $288 million for the year ended December 31, 2023. Interest income for the year ended December 31, 2024, primarily consisted of $200 million in interest income on money market funds, bank deposits and U.S. Treasury bills. The decrease compared to the year ended December 31, 2023, was primarily attributable to a decrease in cash available to invest in the U.S. due to share repurchases, dividends and development-related spend in the last twelve months. The decrease was partially offset by a $41 million increase due to an increased paid-in-kind interest rate on the seller financing loan in connection with the sale of the Las Vegas real property and operations.
Other income was $10 million for the year ended December 31, 2024, compared to other expense of $8 million for the year ended December 31, 2023. Other income for the year ended December 31, 2024, was primarily attributable to foreign currency transaction gains driven by the U.S. dollar-denominated debt held by SCL and MBS, partially offset by an equity investment impairment loss.
Our income tax expense was $208 million on income before income taxes of $1.96 billion for the year ended December 31, 2024, resulting in a 10.6% effective income tax rate. This compares to a 19.4% effective income tax rate for the year ended December 31, 2023. The income tax expense for the year ended December 31, 2024, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax rate on our U.S. operations, and a zero percent rate on our Macao gaming operations due to our income tax exemption in Macao.
On February 5, 2024, the Macao government provided notice that VML and the other concessionaires received an exemption from Macao’s corporate income tax on profits generated by the operation of casino games of chance for the period from January 1, 2023 through December 31, 2027. Additionally, we entered into a shareholder dividend tax agreement with the Macao government in February 2024, effective from January 1, 2023 through December 31, 2025, providing an annual payment as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. For the year ended December 31, 2023, income tax expense included an anticipated $57 million shareholder dividend tax based on the information available at the balance sheet date. During the three months ended March 31, 2024, the Company reversed the $57 million of income tax expense and recorded $10 million to corporate expense related to the year ended December 31, 2023, to reflect the terms of the new shareholder dividend tax agreement.
The net income attributable to our noncontrolling interests was $306 million for the year ended December 31, 2024, compared to $210 million for the year ended December 31, 2023. These amounts were related to the noncontrolling interest of SCL.

Additional Information Regarding our Retail Mall Operations
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the years ended December 31, 2024 and 2023:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the year ended December 31, 2024
Mall revenues:
Minimum rents(1)	$185	$125	$45	$16	$176
Overage rents	13	22	13	3	53
CAM, levies and direct recoveries	32	11	19	8	33
Total mall revenues	230	158	77	27	262
Mall operating expenses:
Common area maintenance	15	6	9	5	20
Marketing and other direct operating expenses	9	8	5	3	7
Mall operating expenses	24	14	14	8	27
Property taxes(2)	1	—	—	—	5
Mall-related expenses(3)	$25	$14	$14	$8	$32
For the year ended December 31, 2023
Mall revenues:
Minimum rents(1)	$168	$123	$34	$18	$159
Overage rents	27	54	17	6	62
CAM, levies and direct recoveries	32	10	15	8	33
Total mall revenues	227	187	66	32	254
Mall operating expenses:
Common area maintenance	14	5	8	4	23
Marketing and other direct operating expenses	10	11	5	3	6
Mall operating expenses	24	16	13	7	29
Property taxes(2)	1	—	—	—	6
Mall-related expenses(3)	$25	$16	$13	$7	$35
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

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
A discussion of changes in our results of operations between 2023 and 2022 has been omitted from this Form 10-K and can be found in “Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Year Ended December 31,
	2024	2023

	(In millions)
Net cash generated from operating activities	$3,204	$3,227
Cash flows from investing activities:
Capital expenditures	(1,567)	(1,017)
Proceeds from disposal of property and equipment	1	3
Acquisition of intangible assets and other	(13)	(240)
Net cash used in investing activities	(1,579)	(1,254)
Cash flows from financing activities:
Proceeds from exercise of stock options	1	4
Tax withholding on vesting of equity awards	(5)	(2)
Repurchase of common stock	(1,750)	(505)
Dividends paid	(590)	(305)
Proceeds from debt	1,748	—
Repayments of debt	(2,074)	(2,069)
Payments of financing costs	(60)	(32)
Settled contracts for purchase of noncontrolling interest	(215)	—
Unsettled contract for purchase of noncontrolling interest	(35)	(250)
Capped call option contract	(48)	—
Other	(32)	(29)
Net cash used in financing activities	$(3,060)	$(3,188)
A discussion of changes in cash flows between 2023 and 2022 has been omitted from this Form 10-K and can be found in “Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis and to a lesser extent as a trade receivable. Operating cash flows are generally affected by changes in operating income, accounts receivable, gaming related liabilities and interest payments. For the year ended December 31, 2024, cash generated from operations was $3.20 billion, a decrease of $23 million compared to $3.23 billion for the year ended December 31, 2023. The decrease in cash generated from operations was primarily due to decreases in cash related to changes in working capital, primarily from decreases in accruals from our gaming operations, partially offset by an increase in net income.
Cash Flows — Investing Activities
Capital expenditures for the year ended December 31, 2024, totaled $1.57 billion. Included in this amount was $879 million for construction and development activities in Macao, which consisted of $545 million for The Londoner Macao, $262 million for The Venetian Macao, $39 million for The Parisian Macao, $16 million for Sands Macao, $14 million for The Plaza Macao and Four Seasons Macao and $3 million for ferry operations and other, and $648 million for construction activities at Marina Bay Sands in Singapore, primarily due to the room renovations being completed across the property. Additionally, we funded $40 million for corporate and other costs.

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
Cash Flows — Financing Activities
Net cash flows used in financing activities were $3.06 billion for the year ended December 31, 2024. We utilized $1.75 billion for common stock repurchases and $590 million for dividend payments related to our stockholder return of capital program, funded $250 million to purchase common stock of SCL to increase our equity ownership in SCL and funded our capped call contracts for $48 million, net of cash premiums received. There were net repayments of debt of $326 million primarily related to the repurchase of $175 million of SCL Senior Notes for $174 million and $139 million of repayments on the 2012 Singapore Term Facility. Lastly, we paid $60 million in deferred offering costs, primarily related to the 2024 SCL Credit Facility and the issuance of the new LVSC Senior Notes, and $32 million in other financial liability payments.
Net cash flows used in financing activities were $3.19 billion for the year ended December 31, 2023. There were $2.07 billion in repayments on debt, primarily related to the repayment on the 2018 SCL Revolving Facility of $1.95 billion. We also utilized $505 million for common stock repurchases and $305 million for dividend payments related to our stockholder return of capital program, and funded $250 million to purchase common stock of SCL to increase our equity ownership in SCL. Lastly, we paid $32 million in deferred offering costs, primarily related to the amendment and restatement of the 2018 SCL Credit Facility, and $29 million in other financial liability payments
As of December 31, 2024, we had $4.44 billion available for borrowing under our U.S., Macao and Singapore revolving facilities, net of letters of credit.
Capital Financing Overview
We fund our development projects primarily through operating cash flows and borrowings from our debt instruments (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Debt”).
On April 3, 2024, LVSC entered into a revolving credit agreement with the arrangers and lenders named therein and The Bank of Nova Scotia, as administrative agent for the lenders (the “2024 LVSC Revolving Credit Agreement”), pursuant to which the lenders provided unsecured, revolving credit commitments to LVSC in an aggregate principal amount of $1.50 billion (the “2024 LVSC Revolving Facility”), which are available until April 3, 2029, and include a $150 million sub-facility for letters of credit. LVSC may utilize the proceeds of the loans for general corporate purposes and working capital requirements of LVSC and its subsidiaries and any other purpose not prohibited by the 2024 LVSC Revolving Credit Agreement. Upon entering into the 2024 LVSC Revolving Credit Agreement, the existing LVSC Revolving Credit Agreement was terminated. The terms and conditions under the 2024 LVSC Revolving Credit Agreement are similar to those under the LVSC Revolving Credit Facility. Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Debt” for further details.
On May 16, 2024, we issued, in an underwritten public offering, three series of senior unsecured notes in an aggregate principal amount of $1.75 billion (see “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Debt”). The net proceeds from the offering and cash on hand were used to repay in full the outstanding borrowings under the $1.75 billion 3.200% Senior Notes, resulting in a loss on early retirement of debt of $1 million.
During the three months ended June 30, 2024, SCL repurchased $175 million of the outstanding principal amount of the $1.80 billion 5.125% Senior Notes, resulting in a gain on early retirement of debt of approximately $1 million. As of December 31, 2024, the $1.80 billion 5.125% Senior Notes had a remaining aggregate principal amount of $1.63 billion.
On October 23, 2024, SCL entered into a new facility agreement (the “2024 SCL Credit Facility”) with the arrangers and lenders named therein and Bank of China Limited, Macau Branch, as agent for the lenders. In connection with the entry into the 2024 SCL Credit Facility, the commitments under SCL’s existing 2018 SCL Credit Facility terminated.
The 2024 SCL Credit Facility provides for a 19.50 billion Hong Kong dollars (“HKD,” approximately $2.51 billion at exchange rates in effect on December 31, 2024) unsecured revolving credit facility (the “2024 SCL Revolving Facility”). SCL may draw revolving loans under the 2024 SCL Revolving Facility from time to time until September 24, 2029 (or if that day is not a business day in Hong Kong or Macao, the next business day), for general corporate and working capital requirements of SCL and its subsidiaries, subject to certain restrictions set forth in the 2024 SCL Credit Facility. The final maturity date of all loans drawn under the 2024 SCL Revolving Facility is October 23, 2029.

The 2024 SCL Credit Facility also makes available an HKD 12.95 billion (approximately $1.67 billion at exchange rates in effect on December 31, 2024) unsecured term loan facility (the “2024 SCL Term Loan Facility”). SCL may make a drawdown under the 2024 SCL Term Loan Facility at any time until August 31, 2025, for the purpose of repaying amounts outstanding under its unsecured $1.80 billion 5.125% Senior Notes. The final maturity date of such loan drawn under the 2024 SCL Term Loan Facility is the date falling on the fifth anniversary of the date on which such loan is drawn. Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Debt” for further details.
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio, as defined per the respective facility agreements. As of December 31, 2024, our U.S., SCL and Singapore leverage ratios, as defined per the respective credit facility agreements, were 2.51x, 3.22x and 1.49x, respectively, compared to the maximum leverage ratios allowed of 4.00x, 4.00x and 4.50x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
We held unrestricted cash and cash equivalents of $3.65 billion and restricted cash of $125 million as of December 31, 2024, of which approximately $2.69 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.69 billion, approximately $2.14 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to levels of earnings, cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, laws and regulations currently applicable to our subsidiaries and restrictions in connection with their contractual arrangements. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
We believe we have a strong balance sheet and sufficient liquidity in place, including unrestricted cash and cash equivalents of $3.65 billion and cash flow generated from operations, as well as $4.44 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit.
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
On February 14, May 15, August 14 and November 13, 2024, we paid a quarterly dividend of $0.20 per common share as part of a regular cash dividend program and, for the year ended December 31, 2024, we recorded $591 million as a distribution against retained earnings. In January 2025, our Board of Directors declared a quarterly dividend of $0.25 per common share (a total estimated to be approximately $179 million) to be paid on February 19, 2025, to stockholders of record on February 10, 2025. We expect this level of dividend to continue quarterly through the remainder of 2025. Our Board of Directors will continue to assess the level of appropriateness of any cash dividends.
On September 9, October 30 and December 4, 2024, the Company’s wholly owned subsidiary, Venetian Venture Development II (“VVDI II”), entered into various agreements (collectively, the “Purchase Agreements”) with financial institutions (the “Dealers/Agents”) relating to the purchase of the common stock of SCL (the “Purchase Transactions”), in which VVDI II in each transaction made upfront payments of HKD 800 million (approximately $103 million at exchange rates as of the date of the transaction). All purchases under the Purchase Transactions were completed by October 22, 2024, November 26, 2024 and January 7, 2025, respectively. The Dealers/Agents delivered approximately 23 million, 41 million and 39 million shares, respectively, of SCL common stock to us, representing an average price of HKD 14.64, HKD 19.72 and HKD 20.68 per share, respectively. The additional shares resulted in an increase of our ownership of SCL to approximately 72.29% as of January 7, 2025. Under the Purchase Transaction entered into on September 9, 2024, the Cap Amount (as defined in the agreement) was reached during the term of the agreement and as a result approximately $59 million was returned to VVDI II in the form of cash.
Share Repurchase Program
On October 22, 2024, the Company’s Board of Directors authorized increasing the remaining share repurchase amount from $195 million to $2.0 billion and extending the share repurchase program’s expiration date to November 3, 2026. During the year ended December 31, 2024, we repurchased 37,552,614 shares of our common stock for $1.77 billion (including $1 million in commissions and $17 million in excise tax) under our current program. All share repurchases of our common stock have been recorded as treasury stock.
We have approximately $1.55 billion remaining under our authorized share repurchase program. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, cash flows, legal requirements, other investment opportunities and market conditions.

Aggregate Indebtedness and Other Contractual Obligations
Our total long-term indebtedness and other contractual obligations are summarized below as of December 31, 2024:

	Payments Due by Period(1)
	2025	2026 - 2027	2028 - 2029	Thereafter	Total

	(In millions)
Debt Obligations(2)
LVSC Senior Notes	$500	$1,750	$1,250	$500	$4,000
SCL Senior Notes	1,625	1,500	2,550	1,300	6,975
2012 Singapore Credit Facility	1,012	1,656	—	—	2,668
Singapore Delayed Draw Term Facility	15	31	—	—	46
Other(3)	12	7	12	332	363
Fixed Interest Payments	493	664	411	209	1,777
Variable Interest Payments(4)	87	28	—	—	115
Macao Concession Related(5)
Macao Annual Premium(6)	41	81	82	122	326
Handover Record(7)	13	85	85	127	310
Contractual Obligations
Operating Leases, Including Imputed Interest(8)	18	32	20	277	347
Mall Deposits(9)	75	62	21	17	175
Other(10)	174	183	138	183	678
Total	$4,065	$6,079	$4,569	$3,067	$17,780
_______________________
(1)As of December 31, 2024, we had a $110 million liability related to uncertain tax positions. We do not expect this liability to result in a payment of cash within the next 12 months. We are unable to reasonably estimate the timing of the liability in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions; therefore, such amounts are not included in the table.
(2)See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Debt” for further details on these financing transactions and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16 — Leases” for further details on finance leases.
(3)Other consists of finance leases, including imputed interest, and other financed purchased obligations, including the related interest.
(4)Based on the 1-month rate as of December 31, 2024, Secured Overnight Financing Rate (“SOFR”) of 4.49%, Hong Kong Inter-Bank Offer Rate (“HIBOR”) of 4.58% and Singapore Overnight Rate Average (“SORA”) of 2.11%, plus the applicable interest rate spread in accordance with the respective debt agreements.
(5)In addition to the amounts listed in the table above, under the Macao Concession, we have committed to spend 35.80 billion patacas (approximately $4.48 billion at exchange rates in effect on December 31, 2024) through 2032 on both capital and operating projects, including 33.36 billion patacas (approximately $4.17 billion at exchange rates in effect on December 31, 2024) in non-gaming projects. For the year ending December 31, 2023, we spent approximately $168 million on these projects. This amount was reviewed and confirmed as qualified spend under the Concession by the Macao government following an audit conducted in July 2024, with results issued in November 2024. The Macao government conducts an annual audit to confirm qualified concession investments for the prior year. As of the date of this filing, the audit process for 2024 investments has not yet commenced.
We are also required to pay a 35% gross gaming revenue special gaming tax and a 5% gross gaming revenue contribution in Macao, which amounts we pay are variable in nature. Under the Concession, however, we are obligated to pay a special annual gaming premium if the average of the gross gaming revenues of our gaming tables and our electrical or mechanical gaming machines, including slot machines, is lower than a certain minimum amount determined by the Macao government; such special premium being the difference between the gaming tax based on the actual gross gaming revenues and that of the specified minimum amount. Based on the maximum number of gaming tables and gaming machines we are currently authorized to operate, if the monthly special gaming taxes paid during the year aggregates to less than 4.50 billion patacas (approximately $563 million at exchange rates in effect on December 31, 2024), we would be required to pay the difference as the special annual gaming premium.
(6)We are required to pay an annual premium with a fixed portion and a variable portion, which is based on the number and type of gaming tables and gaming machines we operate. Based on the gaming tables and gaming machines (which is at the maximum number of tables and machines currently allowed by the Macao government) in operation and the mix of type of gaming tables as of December 31, 2024, the annual premium payable to the

Macao government is approximately $41 million for the years ending December 31, 2025 through December 31, 2029, respectively, and $122 million in aggregate thereafter through the termination of the Concession in December 2032.
(7)Under the Handover Record, we are required to make annual payments of 750 patacas per square meter for the first three years and 2,500 patacas per square meter for the following seven years (approximately $94 and $313, respectively, at exchange rates in effect on December 31, 2024). The annual payment of 750 patacas per square meter will be adjusted with the Macao average price index of the corresponding preceding year for years two and three and the annual payment of 2,500 patacas per square meter will be adjusted with the Macao average price index of the corresponding preceding year for years five through ten.
(8)We are party to certain operating leases for real estate, which primarily include $285 million related to long-term land leases in Macao with an anticipated lease term of 50 years, $15 million related to a long-term land lease in Las Vegas with a 40-year lease term, and $15 million related to office space in Singapore with a 5-year lease term. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16 — Leases” for further details on operating leases.
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
Some of our hotel properties operate pursuant to management agreements with various experienced third-party hotel operators (management companies), whereby the management company controls the day-to-day operations of each of these hotels, and we are granted limited approval rights with respect to certain of the management company’s actions. The non-cancelable period of our management agreements ranges from 14 to 40 years with various extension provisions and some with early termination options. Each management company receives a base management fee, generally a percentage of revenue as defined. There are also monthly fees for certain support services and some also include incentive fees based on attaining certain financial thresholds. Additionally, we have a franchise agreement granting us the right to operate the Londoner Grand as a franchisee under Marriott International’s “Luxury Collection Hotel” brand, which primarily consists of a fixed and variable franchise fee. The non-cancelable period for the franchise agreement is 15 years.
The Company's non-cancelable contractual obligations also include agreements with certain celebrities and professional sports leagues and teams for the hosting of events, advertising, marketing, promotional and sponsorship opportunities in order to promote the Company’s brand and services.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than foreign currency swaps. Refer to “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11 — Derivative Instruments” for outstanding foreign currency swaps as of December 31, 2024.
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

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the discussions of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions included in this Annual Report on Form 10-K, the words: “anticipates,” “believes,” “continues,” “estimates,” “expects,” “intends,” “may,” “plans,” “positions,” “remains,” “seeks,” “will,” “would,” and similar expressions, as they relate to our Company or management, are intended to identify forward-looking statements. Although we believe these forward-looking statements are reasonable, we cannot assure you any forward-looking statements will prove to be correct. These statements represent our expectations, beliefs, intentions or strategies concerning future events that, by their nature, involve known and unknown risks, uncertainties and other factors beyond our control, which may cause our actual results, performance, achievements or other expectations to be materially different from any future results, performance, achievements or other expectations expressed or implied by these forward-looking statements. These factors include, but are not limited to, the risks associated with:
•Our business is particularly sensitive to reductions in discretionary consumer and corporate spending as a result of downturns in the economy;
•Natural or man-made disasters, an outbreak of highly infectious or contagious disease, political instability, civil unrest, terrorist activity or war could materially adversely affect the number of visitors to our facilities and disrupt our operations;
•Our business is sensitive to the willingness of our customers to travel;
•We are subject to extensive regulations that govern our operations in any jurisdiction where we operate;
•Certain local gaming laws apply to our gaming activities and associations in jurisdictions where we operate or plan to operate;
•We depend primarily on our properties in two markets for all of our cash flow, and because we are a parent company, our primary source of cash is and will be distributions from our subsidiaries;
•Our debt instruments, current debt service obligations and substantial indebtedness may restrict our current and future operations;
•We are subject to fluctuations in foreign currency exchange rates;
•We extend credit to a portion of our patrons, and we may not be able to collect gaming receivables from our credit patrons;
•Win rates for our gaming operations depend on a variety of factors, some beyond our control, and the winnings of our gaming patrons could exceed our casino winnings;
•We face the risk of fraud and cheating;
•Our operations face significant competition, which may increase in the future;
•Our attempts to expand our business into new markets and new ventures, including through acquisitions or strategic transactions, may not be successful;
•Our loan receivable is subject to certain risks, which could materially adversely affect our financial position, results of operations and cash flows;
•There are significant risks associated with our current and planned construction projects;
•Our Macao Concession and Singapore development agreements and casino license can be terminated or redeemed under certain circumstances without compensation to us;
•The number of visitors to our Integrated Resorts, particularly visitors from mainland China, may decline or travel may be disrupted;
•The Macao and Singapore governments could grant additional rights to conduct gaming in the future and increase competition we face;
•Conducting business in Macao and Singapore has certain political and economic risks;
•Our tax arrangements with the Macao government may not be extended on terms favorable to us or at all beyond their expiration dates;
•We are subject to limitations on the transfers of cash to and from our subsidiaries, limitations of the pataca and HKD exchange markets and restrictions on the export of the Renminbi;

•VML may have financial and other obligations to foreign workers seconded to its contractors under government labor quotas;
•Our business, financial condition and results of operations and/or the value of our securities or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of mainland China become applicable to our operations in Macao and Hong Kong or economic, political and legal developments in Macao adversely affect our Macao operations;
•The interests of our principal stockholders in our business may be different from yours;
•Conflicts of interest may arise because certain of our directors and officers are also directors of SCL;
•We depend on the continued services of key officers;
•We compete for limited management and labor resources in Macao and Singapore, and policies of those governments may also affect our ability to employ imported managers or labor;
•Failure to maintain the integrity of our information and information systems or comply with applicable privacy and cybersecurity requirements and regulations could harm our reputation and adversely affect our business;
•We may fail to establish and protect our IP rights and could be subject to claims of IP infringement;
•The licensing of our trademarks to third parties could result in reputational harm for us;
•Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer, and our insurance costs may increase in the future;
•We are subject to changes in tax laws and regulations;
•We could be negatively impacted by environmental, social and governance and sustainability matters; and
•Other risks and uncertainties detailed in Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q filed by the Company with the SEC.
All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statement is made. The Company assumes no obligation to update any forward-looking statements, except as required by federal securities laws.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates, and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies and estimates discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Account balances are written off against the provision when we believe it is probable the receivable will not be recovered. Credit or marker play was 9.5% and 10.8% of table games play at our Macao properties and Marina Bay Sands, respectively, during the year ended December 31, 2024. Our provision for casino credit losses was 39.0% and 40.2% of gross casino receivables as of December 31, 2024 and 2023, respectively. Our provision for credit losses from our hotel and other receivables is not material.
Litigation Accrual
We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions based on all relevant facts and circumstances currently available and include such accruals in other accrued liabilities in the consolidated balance sheets when it is determined such contingencies are both probable and reasonably estimable.
Property and Equipment
As of December 31, 2024, we had net property and equipment of $11.99 billion, representing 58.0% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations, such as contractual life. Future events, such as property expansions, property developments, new competition or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. The estimated useful lives of assets are periodically reviewed and adjusted as necessary on a prospective basis.
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
Gaming Assets under the Macao Concession
As we continue to operate the Gaming Assets, as defined in “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 7 — Property and Equipment, Net,” in the same manner as under the previous subconcession, obtain substantially all of the economic benefits and bear all of the risks arising from the use of these assets, as well as assume VML will be successful in being awarded a new concession upon expiry of the current concession, we continue to recognize these Gaming Assets as property and equipment over their remaining estimated useful lives.
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
Our foreign and U.S. tax rate differential reflects the fact that U.S. tax rates are higher than the statutory tax rates in Singapore and Macao of 17% and 12%, respectively. On February 5, 2024, we received an exemption from Macao's corporate income tax on profits generated by the operation of casino games of chance for the period from January 1, 2023 through December 31, 2027.
Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if it is “more-likely-than-not” such assets will not be realized based on the available evidence. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a “more-likely-than-not” realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring and tax planning strategies.
We recorded a valuation allowance on the net deferred tax assets of certain foreign jurisdictions of $314 million and $394 million as of December 31, 2024 and 2023, respectively, and a valuation allowance on certain U.S. foreign tax credit carryforwards of $2.46 billion and $3.49 billion as of December 31, 2024 and 2023, respectively. Management will reassess the realization of deferred tax assets at each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent the financial results of these operations improve and it becomes “more-likely-than-not” the deferred tax assets are realizable, we will be able to reduce the valuation allowance in the period such determination is made, as appropriate.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provide a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is “more-likely-than-not” the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely, based solely on the technical merits of being sustained on examination. We recorded unrecognized tax benefits and related interest and penalties of $148 million and $141 million as of December 31, 2024 and 2023, respectively. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may be different.
Our major tax jurisdictions are the U.S., Macao, and Singapore. We could be subject to examination for tax years beginning in 2020 in Macao and Singapore and tax years 2010 through 2015 and 2020 through 2023 in the U.S.
Recent Accounting Pronouncements
See related disclosure at “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements.”
ITEM 7A. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are interest rate risk associated with our debt and foreign currency exchange rate risk associated with our operations outside the United States, which we may manage through the use of futures, options, caps, forward contracts and similar instruments. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions.
As of December 31, 2024, the estimated fair value of our debt was approximately $13.35 billion, compared to its contractual value of $13.69 billion. The estimated fair value of our debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our debt to change by $294 million. A hypothetical 100 basis point change in SOFR, HIBOR and SORA would cause our annual interest cost on our debt to change by approximately $26 million.
Foreign currency transaction gains for the year ended December 31, 2024, were $15 million primarily due to U.S. dollar denominated debt issued by SCL. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. There were no material balances denominated in U.S. dollars related to our Singapore operations as of December 31, 2024; however, these balances fluctuate to support our operations. Based on balances as of December 31, 2024, a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $18 million (net of the impact from the foreign currency swap agreements). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations, thereby reducing our exposure to currency fluctuations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Las Vegas Sands Corp. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Accounts Receivable, net - Provision for Expected Credit Losses on Casino Receivables - Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
The Company maintains a provision for expected credit losses on casino, hotel and mall receivables and regularly evaluates the balance. A substantial portion of the provision for expected credit losses relates to gross casino receivables. The Company records the provision for expected credit losses on casino receivables by applying standard reserve percentages to aged account balances, which are grouped based on shared credit risk characteristics and days past due. The reserve percentages are based on estimated loss rates supported by historical observed default rates over the expected life of the casino receivable and are adjusted for forward-looking information. The Company also specifically analyzes the collectability of each casino patron account with a balance over a specified dollar amount, based upon the age of the casino patron’s account, the casino patron’s financial condition, collection history, and any other known information and adjusts the aforementioned reserve with the results from the individual reserve analysis. The Company also monitors regional and global economic conditions and forecasts in their evaluation of the adequacy of the recorded reserves.

Auditing the provision of expected credit losses on casino receivables involved a high degree of auditor’s subjectivity and an increased extent of effort related to the collectability of the casino patron accounts receivable, especially as it relates to management’s judgments in evaluating the qualitative factors impacting the individual reserve adjustments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures performed in testing management’s estimates and judgments used to determine the provision for expected credit losses on casino receivables included the following, among others:
•    We tested the effectiveness of controls over the granting of casino credit, controls over the collection processes, and management’s review controls over the assessment of the collectability of casino receivables, including the qualitative and quantitative information used by management in those controls.
•    Performed a retrospective analysis of the historical provision for expected credit losses on casino receivables by evaluating subsequent collections and write-offs.
•    For a selection of casino receivables, we (1) obtained evidence related to payment history and correspondence with the casino patron, (2) evaluated management’s use of qualitative and quantitative information in establishing a provision for expected credit losses on casino receivables, and (3) examined subsequent settlements, if any.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 7, 2025
We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Las Vegas Sands Corp. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 7, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 7, 2025

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$3,650	$5,105
Accounts receivable, net of provision for credit losses of $186 and $201	417	484
Inventories	41	38
Prepaid expenses and other	182	150
Total current assets	4,290	5,777
Loan receivable	1,264	1,194
Property and equipment, net	11,993	11,439
Restricted cash and cash equivalents	125	124
Deferred income taxes, net	122	121
Leasehold interests in land, net	2,002	2,249
Goodwill and intangible assets, net	545	598
Other assets, net	325	276
Total assets	$20,666	$21,778
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$164	$167
Construction payables	263	146
Other accrued liabilities	1,985	1,948
Income taxes payable	229	261
Current maturities of debt	3,160	1,900
Total current liabilities	5,801	4,422
Other long-term liabilities	925	936
Deferred income taxes	188	187
Debt	10,592	12,129
Total liabilities	17,506	17,674
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 834 and 833 shares issued, 716 and 753 shares outstanding	1	1
Treasury stock, at cost, 118 and 80 shares	(6,759)	(4,991)
Capital in excess of par value	6,245	6,481
Accumulated other comprehensive income (loss)	(58)	27
Retained earnings	3,455	2,600
Total Las Vegas Sands Corp. stockholders' equity	2,884	4,118
Noncontrolling interests	276	(14)
Total equity	3,160	4,104
Total liabilities and equity	$20,666	$21,778
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022

	(In millions, except per share data)
Revenues:
Casino	$8,303	$7,522	$2,627
Rooms	1,274	1,204	469
Food and beverage	607	584	301
Mall	755	767	580
Convention, retail and other	359	295	133
Net revenues	11,298	10,372	4,110
Operating expenses:
Casino	4,611	4,152	1,792
Rooms	313	283	173
Food and beverage	512	481	319
Mall	87	88	73
Convention, retail and other	254	201	103
Provision for credit losses	19	4	15
General and administrative	1,150	1,107	936
Corporate	290	230	235
Pre-opening	14	15	13
Development	228	205	143
Depreciation and amortization	1,308	1,208	1,036
Amortization of leasehold interests in land	60	58	55
Loss on disposal or impairment of assets	50	27	9
	8,896	8,059	4,902
Operating income (loss)	2,402	2,313	(792)
Other income (expense):
Interest income	275	288	116
Interest expense, net of amounts capitalized	(727)	(818)	(702)
Other income (expense)	10	(8)	(9)
Income (loss) from continuing operations before income taxes	1,960	1,775	(1,387)
Income tax expense	(208)	(344)	(154)
Net income (loss) from continuing operations	1,752	1,431	(1,541)
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	—	46
Gain on disposal of discontinued operations, net of tax	—	—	2,861
Adjustment to gain on disposal of discontinued operations, net of tax	—	—	(9)
Income from discontinued operations, net of tax	—	—	2,898
Net income	1,752	1,431	1,357
Net (income) loss attributable to noncontrolling interests from continuing operations	(306)	(210)	475
Net income attributable to Las Vegas Sands Corp.	$1,446	$1,221	$1,832
Earnings (loss) per share - basic:
Income (loss) from continuing operations	$1.97	$1.60	$(1.40)
Income from discontinued operations, net of tax	—	—	3.80
Net income attributable to Las Vegas Sands Corp.	$1.97	$1.60	$2.40
Earnings (loss) per share - diluted:
Income (loss) from continuing operations	$1.96	$1.60	$(1.40)
Income from discontinued operations, net of tax	—	—	3.80
Net income attributable to Las Vegas Sands Corp.	$1.96	$1.60	$2.40
Weighted average shares outstanding:
Basic	735	763	764
Diluted	737	765	764
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Net income	$1,752	$1,431	$1,357
Currency translation adjustment	(68)	37	14
Cash flow hedge fair value adjustment	(23)	(3)	(3)
Total comprehensive income	1,661	1,465	1,368
Comprehensive (income) loss attributable to noncontrolling interests	(300)	(210)	479
Comprehensive income attributable to Las Vegas Sands Corp.	$1,361	$1,255	$1,847
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders' Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests	Total
	(In millions)
Balance at January 1, 2022	$1	$(4,481)	$6,646	$(22)	$(148)	$252	$2,248
Net income (loss)	—	—	—	—	1,832	(475)	1,357
Currency translation adjustment	—	—	—	17	—	(3)	14
Cash flow hedge fair value adjustment	—	—	—	(2)	—	(1)	(3)
Stock-based compensation	—	—	39	—	—	2	41
Tax withholding on vesting of equity awards	—	—	(1)	—	—	—	(1)
Balance at December 31, 2022	1	(4,481)	6,684	(7)	1,684	(225)	3,656
Net income	—	—	—	—	1,221	210	1,431
Currency translation adjustment	—	—	—	36	—	1	37
Cash flow hedge fair value adjustment	—	—	—	(2)	—	(1)	(3)
Exercise of stock options	—	—	4	—	—	—	4
Stock-based compensation	—	—	45	—	—	1	46
Tax withholding on vesting of equity awards	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	(510)	—	—	—	—	(510)
Unsettled contract for purchase of noncontrolling interest	—	—	(250)	—	—	—	(250)
Dividends declared ($0.40 per share) (Note 13)	—	—	—	—	(305)	—	(305)
Balance at December 31, 2023	1	(4,991)	6,481	27	2,600	(14)	4,104
Net income	—	—	—	—	1,446	306	1,752
Currency translation adjustment	—	—	—	(69)	—	1	(68)
Cash flow hedge fair value adjustment	—	—	—	(16)	—	(7)	(23)
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	54	—	—	2	56
Tax withholding on vesting of equity awards	—	—	(5)	—	—	—	(5)
Repurchase of common stock	—	(1,768)	—	—	—	—	(1,768)
Settlement of contracts for purchase of noncontrolling interest	—	—	(203)	—	—	(12)	(215)
Unsettled contract for purchase of noncontrolling interest	—	—	(35)	—	—	—	(35)
Capped call option contract	—	—	(48)	—	—	—	(48)
Dividends declared ($0.80 per share) (Note 13)	—	—	—	—	(591)	—	(591)
Balance at December 31, 2024	$1	$(6,759)	$6,245	$(58)	$3,455	$276	$3,160
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Cash flows from operating activities from continuing operations:
Net income (loss) from continuing operations	$1,752	$1,431	$(1,541)
Adjustments to reconcile net income (loss) to net cash generated from (used in) operating activities:
Depreciation and amortization	1,308	1,208	1,036
Amortization of leasehold interests in land	60	58	55
Amortization of deferred financing costs and original issue discount	57	61	57
Change in fair value of derivative asset/liability	—	(1)	1
Paid-in-kind interest income	(71)	(30)	(15)
Loss on disposal or impairment of assets	19	11	7
Stock-based compensation expense	55	44	39
Provision for credit losses	19	4	15
Foreign exchange (gain) loss	(18)	7	(10)
Deferred income taxes	4	44	(2)
Income tax impact related to gain on sale of Las Vegas Operations	—	—	(750)
Changes in operating assets and liabilities:
Accounts receivable	43	(217)	(78)
Other assets	(48)	(50)	2
Accounts payable	(1)	76	11
Other liabilities	25	581	229
Net cash generated from (used in) operating activities from continuing operations	3,204	3,227	(944)
Cash flows from investing activities from continuing operations:
Capital expenditures	(1,567)	(1,017)	(651)
Proceeds from disposal of property and equipment	1	3	9
Acquisition of intangible assets and other	(13)	(240)	(129)
Proceeds from loan receivable	—	—	50
Net cash used in investing activities from continuing operations	(1,579)	(1,254)	(721)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of stock options	1	4	—
Tax withholding on vesting of equity awards	(5)	(2)	(1)
Repurchase of common stock	(1,750)	(505)	—
Dividends paid	(590)	(305)	—
Proceeds from debt	1,748	—	1,200
Repayments of debt	(2,074)	(2,069)	(66)
Payments of financing costs	(60)	(32)	(11)
Settled contracts for purchase of noncontrolling interest	(215)	—	—
Unsettled contract for purchase of noncontrolling interest	(35)	(250)	—
Capped call option contract	(48)	—	—
Other	(32)	(29)	—
Transactions with discontinued operations	—	—	5,032
Net cash generated from (used in) financing activities from continuing operations	(3,060)	(3,188)	6,154
Cash flows from discontinued operations:
Net cash generated from operating activities	—	—	149
Net cash generated from investing activities	—	—	4,883
Net cash provided to continuing operations and used in financing activities	—	—	(5,032)
Net cash generated from discontinued operations	—	—	—
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	(19)	8	22
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(1,454)	(1,207)	4,511
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	5,229	6,436	1,925
Cash, cash equivalents and restricted cash and cash equivalents at end of year	3,775	5,229	6,436

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$650	$746	$614
Cash payments for taxes, net of refunds	$222	$176	$649
Changes in construction-related payables	$138	$(43)	$(38)
Excise tax accrued on repurchase of common stock	$17	$5	$—
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
The ordinary shares of the Company's subsidiary, Sands China Ltd. (“SCL,” the indirect owner and operator of the majority of the Company's operations in the Macao Special Administrative Region (“Macao”) of the People's Republic of China), are listed on The Main Board of The Stock Exchange of Hong Kong Limited. The shares were not, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements.
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
The Macao government announced total visitation from mainland China to Macao increased approximately 28.6% during the year ended December 31, 2024, as compared to the same period in 2023. The Macao government also announced gross gaming revenue increased approximately 23.9% during the year ended December 31, 2024, as compared to the same period in 2023.
Singapore
The Company’s operations in Singapore continued to be positive as travel and tourism spending increased, resulting from the elimination of all remaining COVID-19 border measures in February 2023.
Visitation to Marina Bay Sands continues to improve since the travel restrictions have been lifted. The Singapore Tourism Board (“STB”) announced total visitation to Singapore increased from approximately 13.6 million during the year ended December 31, 2023 to 16.5 million during the year ended December 31, 2024.
Operations
The Company is a developer of destination properties (“Integrated Resorts”) that feature premium accommodations, world-class gaming, entertainment and retail malls, convention and exhibition facilities, celebrity chef restaurants and other amenities.
Macao
The Company owns 72.29% of SCL, as of the date of this filing, which includes the operations of The Venetian Macao Resort Hotel (“The Venetian Macao”), The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao (the “Four Seasons Macao”), Sands Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to the 10-year concession agreement (the “Concession”), which expires on December 31, 2032.
The Venetian Macao anchors the Cotai Strip, the Company's master-planned development of Integrated Resorts on an area of approximately 140 acres in Macao. The Venetian Macao includes a 39-floor luxury hotel with 2,905 suites; approximately 503,000 square feet of gaming space and gaming support area; a 14,000-seat arena; an 1,800-seat theater; a mall with retail and dining space of approximately 952,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.
The Londoner Macao, the Company's largest Integrated Resort on the Cotai Strip, is located across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Macao. The Londoner Macao presents a range of new attractions and features, including some of London’s most recognizable landmarks, such as the Houses of Parliament and the Elizabeth Tower (commonly known as “Big Ben”), and interactive guest experiences. The Integrated Resort features four hotel towers. The first hotel tower consists of Londoner Court with 368 luxury suites and 400 rooms and suites under the St. Regis brand. The second hotel tower consists of 659 five-star rooms and suites under the Conrad brand and The Londoner Macao Hotel with 594 London-themed suites, including 14 exclusive Suites by David Beckham. The third and fourth hotel towers will consist of 1,382 and 1,023 rooms and suites, respectively, upon completion of the conversion of the Sheraton Grand Macao into the Londoner Grand hotel as part of Phase II of The Londoner Macao (see “Development Projects” for further information). Within The Londoner Macao, the Company also owns and currently operates approximately 400,000 square feet of gaming space and gaming support area; approximately 358,000 square feet of meeting space and approximately 566,000 square feet of retail space; a 6,000-seat arena; and a 1,701-seat theater, as well as entertainment and dining facilities.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The Parisian Macao is an Integrated Resort connected to The Venetian Macao and The Plaza Macao and Four Seasons Macao, which includes approximately 272,000 square feet of gaming space and gaming support area. The Parisian Macao also features 2,541 rooms and suites; approximately 297,000 square feet of retail and dining space; a meeting room complex of approximately 62,000 square feet; and a 1,200-seat theater.
The Plaza Macao and Four Seasons Macao features 360 rooms and suites managed and operated by FS Macau Lda. and is located adjacent and connected to The Venetian Macao. Within the Integrated Resort, the Plaza Casino features approximately 108,000 square feet of gaming space and gaming support area; 19 Paiza mansions; retail space of approximately 262,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities. The Grand Suites at Four Seasons features 289 luxury suites.
The Sands Macao, the first Las Vegas-style casino in Macao, offers approximately 176,000 square feet of gaming space and gaming support area and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.
Singapore
The Company owns and operates Marina Bay Sands in Singapore, which opened with approximately 2,600 rooms and suites located in three 55-story hotel towers. The Company is currently undertaking extensive renovation work, which has enhanced the positioning of the Company's hotel product and will result in a total of 1,844 rooms and suites upon completion (see “Development Projects” for further information). Marina Bay Sands also features the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options), approximately 162,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 616,000 square feet, a convention center and meeting room complex of approximately 1.2 million square feet, a theater and a landmark iconic structure at the bay-front promenade that contains the ArtScience Museum. See “Development Projects” for further information on the Company's expansion project at Marina Bay Sands.
Development Projects
The Company regularly evaluates opportunities to improve its product offerings, such as refreshing its meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and its gaming areas, as well as other anticipated revenue generating additions to the Company's Integrated Resorts.
Macao
As part of the Concession entered into by Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd.) and the Macao government, VML has committed to invest, or cause to be invested, at least 35.80 billion patacas (approximately $4.48 billion at exchange rates in effect on December 31, 2024) in Macao (the "Investment Plan"). Of this total, 33.36 billion patacas (approximately $4.17 billion at exchange rates in effect on December 31, 2024) must be invested in non-gaming projects. These investments must be realized by December 2032.
Pursuant to the Concession, the Company has spent approximately $168 million on these projects for the year ending December 31, 2023. This amount was reviewed and confirmed as qualified spend under the Concession by the Macao government following an audit conducted in July 2024, with results issued in November 2024. The Macao government conducts an annual audit to confirm qualified concession investments for the prior year. As of the date of this filing, the audit process for 2024 investments has not yet commenced.
The Company’s Investment Plan in Macao includes investments in projects across a number of key areas including attracting international visitors, conventions and exhibitions, entertainment shows, sporting events, culture and art, health and wellness, themed attractions, supporting Macao’s status as a city of gastronomy, and enhancing community and maritime tourism. Key aspects of the Investment Plan remain subject to Macao government approval and include:
◦MICE Facility Expansion. The Company's vision is to elevate Macao's status in the international convention sector. To this end, the Company is proposing the construction of a state-of-the-art MICE facility. The facility is intended to connect to the Company's existing Venetian Macao exhibition center (the “Cotai Expo”). This expansion aims to increase the Company's hosting capacity and enhance Macao’s appeal as a premier destination for significant corporate events, supported by advanced resources to help organize such events and targeted marketing strategies.
◦Tropical Garden Redevelopment. The Company plans to transform the Le Jardin garden, situated adjacent to The Londoner Macao, into a distinctive garden-themed attraction. Key highlights include an iconic conservatory and meticulously designed themed green spaces. The Company anticipates this venue will evolve into a renowned Macao landmark and year-round attraction for tourists and local residents, further solidifying Macao's reputation as a premier destination.
The Company continues work on Phase II of The Londoner Macao, which primarily includes the renovation of the rooms in the Sheraton hotel towers, an upgrade of the gaming areas and the addition of attractions, dining, retail and entertainment offerings. The

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Londoner Grand casino opened on September 26, 2024. The Sheraton Grand Macao is being converted into the Londoner Grand hotel and represents Macao’s first Marriott International Luxury Collection hotel. As of December 31, 2024, more than 300 newly renovated rooms and suites were available for occupancy at the Londoner Grand and upon completion will have 2,405 rooms and suites. These projects have a total estimated cost of $1.2 billion and are expected to be substantially completed during the first half of 2025.
Singapore
In April 2019, the Company's wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the STB entered into a development agreement (the “Second Development Agreement”) pursuant to which MBS has agreed to construct a development on a land parcel adjacent to Marina Bay Sands.
The MBS Expansion Project will include a hotel tower with luxury rooms and suites, a rooftop attraction, premium gaming areas, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats (the “MBS Expansion Project”).
The Company’s estimated total project cost is approximately $8.0 billion, inclusive of financing fees and interest, land premiums and the pending purchase of an additional 2,000 square meters of gaming area (the “Additional Gaming Area”), increasing Marina Bay Sands’ total approved gaming area to 17,000 square meters across the existing property and the MBS Expansion Project.
The Company has incurred approximately $1.36 billion as of December 31, 2024, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS development project site. The additional payment due to the Singapore government, pursuant to the second supplemental agreement mentioned below, related to the Additional Gaming Area and changes to the MBS Expansion Project gross floor area allocation is estimated to be approximately $1.0 billion, $850 million of which the Company expects will be due during the second quarter of 2025, with the remainder to be due in 2026.
On January 8, 2025, MBS entered into a second supplemental agreement to the Second Development Agreement with the Singapore government (the “Second Supplemental Agreement”) whereby MBS committed to assume liability for the cost of the land premium associated with the Additional Gaming Area purchase as well as other adjustments to the land premiums resulting from the consequential changes to the allocations of gross floor area for the MBS Expansion Project since the first payment made in 2019. These allocations prescribe and limit the use of the gross floor area for hotel, gaming, retail, food and beverage, MICE and arena at the MBS Expansion Project site. The Second Supplemental Agreement also formalized the dates by which MBS has agreed with the Singapore government to commence and complete construction of the MBS Expansion Project, being July 8, 2025 and July 8, 2029, respectively. These dates were previously agreed by way of the letter agreement, dated April 1, 2024, between the STB and MBS.
While the Company's current estimate is that construction will be complete June 2030 with an anticipated opening date in January 2031, any extension of the completion date beyond the July 8, 2029 deadline is subject to the approval of the Singapore government.
The renovation of Towers 1 and 2 of Marina Bay Sands is now complete and has introduced world class suites and other luxury amenities at a cost of approximately $1.0 billion. The Company is continuing with the renovation of the Tower 3 hotel rooms into world class suites and other property changes at an estimated cost of approximately $750 million to be completed in phases during the first half of 2025. These renovations at Marina Bay Sands will result in a total of 1,844 rooms and suites upon completion and are substantially upgrading the overall guest experience for its premium customers, including new dining and retail experiences, and upgrading the casino floor including the introduction of tower gaming, among other things. These projects are in addition to the MBS Expansion Project.
New York
On June 2, 2023, the Company acquired the Nassau Veterans Memorial Coliseum (the “Nassau Coliseum”) from Nassau Live Center, LLC and related entities, which included the right to lease the underlying land from the County of Nassau in the State of New York. The Company purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. There is no assurance the Company will be able to resolve certain matters associated with the right to lease the underlying land from Nassau County or to obtain such casino license. Refer to “Note 16 — Leases” for further details.
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
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and marketable securities. The Company maintains its cash and cash equivalent balances in the form of business checking accounts, money market accounts, cash deposits and U.S. Treasury Bills, the balances of which, at times, may exceed insured limits. The Company seeks to reduce exposure to cash and cash equivalents credit risk by placing such deposits with major financial institutions and monitoring their credit ratings.
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
Loan Receivable
Loan receivables are carried at the outstanding principal amount. A provision for credit loss on loan receivables is established when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company determines this by considering several factors, including the credit risk and current financial condition of the borrower, the borrower’s ability to pay current obligations, historical trends and economic and market conditions. The Company performs a credit quality assessment on the loan receivable on a quarterly basis and reviews the need for an allowance under Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2016-13. The Company evaluates the extent and impact of any credit deterioration that could affect the performance and the value of the secured property, as well as the financial and operating capability of the borrower. The Company also evaluates and considers the overall economic environment, casino and hospitality industry and geographic sub-market in which the secured property is located.
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
Gaming Assets under the Macao Concession
As the Company continues to operate the Gaming Assets, as defined in “Note 7 — Property and Equipment, Net,” in the same manner as under the previous subconcession, obtain substantially all of the economic benefits and bear all of the risks arising from the use of these assets, as well as assumes VML will be successful in being awarded a new concession upon expiry of the current concession, the Company continues to recognize these Gaming Assets as property and equipment over their remaining estimated useful lives.
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
Capitalized Interest and Internal Costs
Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2024, 2023 and 2022, the Company capitalized $14 million, $7 million and $4 million, respectively, of interest expense.
During the years ended December 31, 2024, 2023 and 2022, the Company capitalized approximately $56 million, $53 million and $42 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property and digital gaming software.
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
The outstanding chip liability represents the collective amounts owed to patrons in exchange for gaming chips in their possession. Outstanding chips are expected to be recognized as revenue or redeemed for cash within one year of being purchased. The loyalty program liability represents a deferral of revenue until patron redemption of points earned. The loyalty program points are expected to be redeemed and recognized as revenue within one year of being earned. Customer deposits and other deferred revenue represent cash deposits made by customers for future services provided by the Company. With the exception of mall deposits, which typically extend beyond a year based on the terms of the lease, the majority of these customer deposits and other deferred revenue are expected to be recognized as revenue or refunded to the customer within one year of the date the deposit was recorded.
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2024	2023	2024	2023	2024	2023

	(In millions)
Balance at January 1	$135	$81	$45	$72	$690	$614
Balance at December 31	112	135	38	45	763	690
Increase (decrease)	$(23)	$54	$(7)	$(27)	$73	$76
____________________
(1)Of this amount, $175 million, $167 million and $149 million as of December 31, 2024 and 2023 and January 1, 2023, respectively, relates to mall deposits that are accounted for based on lease terms usually greater than one year.
Gaming Taxes
The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes, including the goods and services tax in Singapore, are an assessment on the Company's gaming revenue and are recorded as casino expense in the accompanying consolidated statements of operations. These taxes were $3.45 billion, $3.06 billion and $935 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Advertising Costs
Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs are included in "General and administrative" expenses in the accompanying consolidated statements of operations and were $34 million, $47 million and $29 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Corporate Expenses
Corporate expense represents payroll, travel, legal fees, professional fees and various other expenses not allocated or directly related to the Company's Integrated Resort operations and related ancillary operations.
Foreign Currency
The functional currency of most of the Company's foreign subsidiaries is the local currency in which the subsidiary operates. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average exchange rates during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (loss).
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
Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Weighted average common shares outstanding (used in the calculation of basic earnings (loss) per share)	735	763	764
Potential dilution from stock options and restricted stock and stock units	2	2	—
Weighted average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	737	765	764
Antidilutive stock options excluded from the calculation of diluted earnings (loss) per share	10	6	15
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
Management will reassess the realization of deferred tax assets at each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent the financial results of these operations improve and it becomes “more-likely-than-not” the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance in the period such determination is made as appropriate.
Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are transactions for which the ultimate tax determination is uncertain. The Company considers many

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may be different.
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
Accounting for Derivative Instruments and Hedging Activities
Accounting standards require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If specific conditions are met, a derivative may be designated as a hedge of specific financial exposures. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, on its effectiveness as a hedge. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company's exposure to market fluctuation throughout the hedge period. Additionally, the Company has elected to present derivative assets and liabilities with the same counterparty, where appropriate, on a net basis in the accompanying consolidated balance sheets.
Changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices, can impact the Company’s results of operations. The Company’s primary exposures to market risk are interest rate risk associated with debt and foreign currency exchange rate risk associated with the Company’s operations outside the United States. The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings and foreign currency exchange rate risk associated with operations of its foreign subsidiaries. This policy enables the Company to use any combination of swaps, futures, options, caps, forward contracts and similar instruments. The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions.
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
New Pronouncements Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements primarily through expanded disclosures around significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the new accounting pronouncement on January 1, 2024. The adoption of this guidance did not have an effect on the Company’s financial position, results of operations and cash flows. See “Note 20 — Segment Information” for additional disclosures.
New Pronouncements Issued
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company's annual periods beginning January 1, 2025, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is assessing the guidance, noting the adoption impacts disclosure only.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is assessing the guidance, noting the adoption impacts disclosure only.
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
Las Vegas Operations
The following table represents summarized income statement information of discontinued operations:

Year Ended December 31,
2022(1)

Revenues:
Casino	$61
Rooms	78
Food and beverage	43
Convention, retail and other	46
Net revenues	228
Resort operations expenses	107
Provision for credit losses	3
General and administrative	55
Operating income	63
Interest expense	(2)
Other expense	(3)
Income from operations of discontinued operations	58
Gain on disposal of discontinued operations	3,611
Adjustment to gain on disposal of discontinued operations(2)	(9)
Income from discontinued operations, before income tax	3,660
Income tax expense	(762)
Net income from discontinued operations presented in the statement of operations	$2,898

Adjusted Property EBITDA	$63
__________________________

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(1)    Includes the Las Vegas Operations financial results for the period from January 1, 2022 through February 22, 2022.
(2)    Primarily relates to the finalization of the working capital adjustment pursuant to the terms of the related agreements.
For the 53-day period ended February 22, 2022, the Company’s Las Vegas Operations were classified as a discontinued operation held for sale. The Company applied the intraperiod tax allocation rules to allocate the provision for income taxes between continuing operations and discontinued operations using the “with and without” approach. The Company calculated income tax expense from all financial statement components (continuing and discontinued operations), the “with” computation, and compared that to the income tax expense attributable to continuing operations, the “without” computation. The difference between the “with” and “without” computations was allocated to discontinued operations.
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
The Seller Loan bears interest at a rate equal to 1.50% per annum for the calendar years ended December 31, 2022 and 2023, and 4.25% per annum for each calendar year thereafter, and was subject to an increase of 1.00% per annum for any interest OpCo elected to pay by increasing the principal amount of the Seller Loan prior to January 1, 2024, and an increase of 1.50% per annum for any such election during the calendar year ended December 31, 2024. Any interest to be paid after December 31, 2024, will be paid in cash.
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
Based on the Company’s assessment of the credit quality of the loan receivable, the Company believes it will collect all contractual amounts due under the loan. Accordingly, no provision for credit losses on the loan receivable was established as of December 31, 2024.
Interest income is recorded on an accrual basis at the stated interest rate and is recorded in “Interest income” in the accompanying consolidated statements of operations. Interest income recognized on the loan was $70 million, $29 million and $21 million during the years ended December 31, 2024, 2023 and 2022, respectively, and OpCo elected payment-in-kind for a portion of this interest, thereby increasing the principal amount by $70 million, $29 million and $15 million for the years ended December 31, 2024, 2023 and 2022, respectively.
During the years ended December 31, 2024 and 2023, PropCo made no principal payments toward the Seller Financing Loan Agreement and during year ended December 31, 2022, paid a principal amount of $50 million.
Note 5 — Restricted Cash and Cash Equivalents
The Company’s restricted cash and cash equivalents includes amounts held in a separate cash deposit account as collateral for a bank guarantee, as further described below.
On December 7, 2022, as required by the Macao Concession, VML provided a bank guarantee in favor of the Macao government of 1.0 billion patacas (approximately $125 million at exchange rates as defined in the bank guarantee contract) to secure the fulfillment of

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
VML's performance of the statutory and contractual obligations under the Concession. As stipulated in the bank guarantee contract, a minimum amount of 1.0 billion patacas, or $125 million, is required to be held within a cash deposit account as collateral in order to secure the bank guarantee. Any amount in excess of the minimum amount can be withdrawn from the cash deposits. The bank guarantee will remain in effect until 180 days after the end of the term of the Concession or the rescission of the Concession and was classified as noncurrent restricted cash in the accompanying consolidated balance sheets.
Note 6 — Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2024	2023

	(In millions)
Casino	$462	$483
Rooms	28	33
Mall	63	126
Other	50	43
	603	685
Less — provision for credit losses	(186)	(201)
	$417	$484
The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the period:

	2024	2023

	(In millions)
Balance at January 1	$201	$217
Current period provision for credit losses	19	4
Write-offs	(31)	(21)
Recoveries of receivables previously written-off	1	—
Exchange rate impact	(4)	1
Balance at December 31	$186	$201
Note 7 — Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2024	2023

	(In millions)
Land and improvements	$756	$593
Building and improvements	16,411	16,211
Furniture, fixtures, equipment and leasehold improvements	5,556	4,847
Transportation	476	504
Construction in progress	629	491
	23,828	22,646
Less — accumulated depreciation and amortization	(11,835)	(11,207)
	$11,993	$11,439
During the year ended December 31, 2024, the Company recognized a loss on disposal or impairment of assets of $50 million, including $32 million in Macao primarily related to $28 million in demolition and asset disposal costs driven by The Londoner Macao and The Venetian Macao, $9 million in Singapore primarily related to demolition costs and $9 million at corporate primarily due to the sale of an aircraft. The $27 million loss on disposal or impairment of assets for the year ended December 31, 2023, included $14 million in Singapore primarily related to demolition costs and $12 million in Macao primarily related to $8 million in asset disposals at The Parisian Macao, and $4 million related to demolition costs at The Londoner Macao and The Plaza Macao and Four Seasons Macao. The $9 million loss on disposal or impairment of assets for the year ended December 31, 2022, primarily related to $4 million in asset disposals related to aircraft parts and $3 million in asset disposals and demolition costs at The Londoner Macao, The Venetian Macao, Sands Macao and our corporate offices.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Depreciation and amortization expense was $1.24 billion, $1.14 billion and $1.01 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 8 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following:

	December 31,
	2024	2023

	(In millions)
Marina Bay Sands	$1,969	$2,028
The Londoner Macao	290	290
The Venetian Macao	236	235
The Plaza Macao and Four Seasons Macao	106	105
The Parisian Macao	88	88
Sands Macao	36	35
Nassau Coliseum	—	154
	2,725	2,935
Less — accumulated amortization	(723)	(686)
	$2,002	$2,249
The Company amortizes the leasehold interests in land on a straight-line basis over the expected term of the lease, which includes automatic extensions in Macao as discussed further below. Amortization expense of $60 million, $58 million and $55 million was included in "Amortization of leasehold interests in land" in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively. The estimated future amortization expense over the expected terms of the Company's leasehold interests in land is approximately $55 million for each of the five years in the period ending December 31, 2029 and $1.87 billion thereafter at exchange rates in effect on December 31, 2024.
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
Land concessions in Singapore have an initial term of 60 years. The Company has received land concessions from the STB to build on the sites on which Marina Bay Sands and the future MBS Expansion Project are located. The Company does not own these land sites in Singapore; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company was required to prepay the premiums for each parcel. On January 8, 2025, MBS entered into the Second Supplemental Agreement whereby MBS committed to assume liability for the cost of the land premium associated with the Additional Gaming Area purchase as well as other adjustments to the land premiums resulting from the consequential changes to the allocations of gross floor area for the MBS Expansion Project since the first payment made in 2019. The additional payment due to the Singapore government related to the Additional Gaming Area and changes to the MBS Expansion Project gross floor area allocation is estimated to be approximately $1.0 billion, $850 million of which the Company expects will be due during the second quarter of 2025, with the remainder due in 2026.
In connection with the acquisition of the Nassau Coliseum, the Company entered into a land lease, which was accounted for as an operating lease as of December 31, 2023. In August 2024, the Company entered into a new lease for the land, which was accounted for as a modification and classified as a finance lease. The related right-of-use asset was recorded to "Property and equipment, net" in the accompanying consolidated balance sheets consistent with the Company's other finance leases. The amortization of the land lease has been included in "Amortization of leasehold interests in land" in the accompanying consolidated statements of operations for the years ended December 31, 2024 and 2023. Refer to “Note 16 — Leases” for additional details.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 9 — Goodwill and Intangible Assets, Net
Goodwill and intangible assets consist of the following:

	December 31,
	2024	2023

	(In millions)
Amortizable intangible assets:
Macao concession	$500	$497
Marina Bay Sands gaming license	52	54
	552	551
Less — accumulated amortization	(147)	(81)
	405	470
Technology, software and other	38	25
Total amortizable intangible assets, net	443	495

Goodwill	102	103

Total goodwill and intangible assets, net	$545	$598
Amortization expense for all intangible assets was $68 million, $67 million and $17 million for the years ended December 31, 2024, 2023 and 2022, respectively. The estimated future amortization expense for all intangible assets is approximately $56 million, $50 million, $50 million, $50 million and $50 million for the years ending December 31, 2025, 2026, 2027, 2028 and 2029, respectively, and $149 million thereafter.
Macao Concession
On December 16, 2022, the Macao government announced the award of six definitive gaming concessions, one of which was awarded to VML, and on January 1, 2023, VML entered into the 10-year Concession with the Macao government. Under the terms of the Concession, VML is required to pay the Macao government an annual gaming premium consisting of a fixed portion and a variable portion. The fixed portion of the premium is 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2024). The variable portion is 300,000 patacas per gaming table reserved exclusively for certain types of games or players, 150,000 patacas per gaming table not so reserved (the mass rate) and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,503, $18,751 and $125, respectively, at exchange rates in effect on December 31, 2024).
On December 30, 2022, VML and certain other subsidiaries of the Company, confirmed and agreed to revert certain gaming equipment and gaming areas to the Macao government without compensation and free of any liens or charges in accordance with, and upon the expiry of, VML’s subconcession. On the same day, VML and the Macao government entered into a handover record (the “Handover Record”) granting VML the right to operate the reverted gaming equipment and gaming areas for the duration of the Concession in consideration for the payment of an annual fee. The annual fee is calculated based on a price per square meter of reverted gaming area, being 750 patacas per square meter in the first three years and 2,500 patacas per square meter in the subsequent seven years (approximately $94 and $313, respectively, at exchange rates in effect on December 31, 2024). The price per square meter used to determine the annual fee will be adjusted annually based on Macao’s average price index of the corresponding preceding year. VML paid $13 million for each of the years ended December 31, 2024 and 2023. The annual fee is estimated to be $13 million for the next year, $42 million for each of the following four years and $127 million thereafter, subject to the aforementioned index adjustment.
On January 1, 2023, the Company recognized an intangible asset and financial liability of 4.0 billion patacas (approximately $500 million at exchange rates in effect on December 31, 2024), representing the right to operate the gaming equipment and the gaming areas, the right to conduct games of chance in Macao and the unconditional obligation to make payments under the Concession. This intangible asset comprises the contractually obligated annual payments of fixed and variable premiums, as well as fees associated with the above-described Handover Record. The contractually obligated annual variable premium payments associated with the intangible asset was determined using the maximum number of table games at the mass rate and the maximum number of gaming machines that VML is currently allowed to operate by the Macao government. In the accompanying consolidated balance sheets, the noncurrent portion of the financial liability is included in “Other long-term liabilities” and the current portion is included in “Other accrued liabilities.” The intangible asset is being amortized on a straight-line basis over the period of the Concession, being ten years.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Marina Bay Sands Gaming License
In April 2022, the Company paid 72 million Singapore dollars ("SGD", approximately $53 million at exchange rates in effect at the time of the transaction) to the Singapore Gambling Regulatory Authority (the “GRA”) as part of the process to renew its gaming license at Marina Bay Sands. This license is being amortized over its term of three years, which expires in April 2025, and is renewable upon submitting an application, paying the applicable license fee and meeting the requirements as determined by the GRA. The Company has filed a renewal application and believes it meets the renewal requirements as determined by the GRA; however, no assurance can be given the license renewal will be granted or for what period of time it will be granted.
Nassau Coliseum
On June 2, 2023, the Company closed on its acquisition of the Nassau Coliseum, an entertainment arena in the State of New York. The Company paid an aggregate amount of $241 million, consisting of $221 million upon closing and a $20 million deposit made in 2022. The purchase of the Nassau Coliseum, which continues to operate following the closing of the sale, primarily included the fixed assets related to the arena and the right to lease the underlying land from the owner, the County of Nassau in the State of New York. This transaction resulted in the recognition of $92 million of goodwill. The Company purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. There is no assurance the Company will be able to obtain such a casino license.
Note 10 — Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31,
	2024	2023

	(In millions)
Customer deposits	$608	$543
Payroll and related	382	370
Taxes and licenses	316	389
Accrued interest payable	193	184
Outstanding chip liability	112	135
Other accruals	374	327
	$1,985	$1,948
Note 11 — Derivative Instruments
During the year ended December 31, 2021, the Company entered into a foreign currency swap agreement, which was designated as a hedge of the cash flows related to a portion of the $1.80 billion 5.125% Senior Notes. During the year ended December 31, 2024, the Company entered into additional foreign currency swap agreements, which were designated as hedges of the cash flows related to portions of the remaining SCL Senior Notes (together with the foreign currency swap agreement entered into in December 2021, the “FX Swaps”). The FX Swaps have a total notional value of $5.01 billion and expire in line with the maturity dates of the underlying SCL Senior Notes. The objective of these agreements is to manage the risk of changes in cash flows resulting from foreign currency gains/losses realized upon remeasurement of U.S. dollar denominated SCL Senior Notes by swapping a specified amount of Hong Kong dollars for U.S. dollars at the contractual spot rate.
As of December 31, 2024 and 2023, the total fair value of the FX Swaps is recorded as a liability in “Other long-term liabilities,” with the current portion recorded in “Other accrued liabilities,” in the accompanying consolidated balance sheets. Changes to the fair value of the FX Swaps, including the impact of the remeasurement of the portion of the SCL Senior Notes being hedged, were recognized in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets and in “Cash flow hedge fair value adjustment” in the accompanying consolidated statements of comprehensive income (loss). The cash flow impact of the Company’s derivative instruments is included in operating activities in the accompanying consolidated statements of cash flows. Refer to “Note 15 — Fair Value Disclosures” for further details.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 12 — Debt
Debt consists of the following:

	December 31,
	2024	2023

	(In millions except face amounts)
Corporate and U.S. Related(1):
LVSC Senior Notes
$1.75 billion 3.200% Senior Notes due August 2024 (net of unamortized original issue discount and deferred financing costs of $2)	$—	$1,748
$500 million 2.900% Senior Notes due June 2025 (net of unamortized original issue discount and deferred financing costs of nil and $1, respectively)	500	499
$1.0 billion 3.500% Senior Notes due August 2026 (net of unamortized original issue discount and deferred financing costs of $3 and $5, respectively)	997	995
$750 million 5.900% Senior Notes due June 2027 (net of unamortized original issue discount and deferred financing costs of $5)	745	—
$500 million 6.000% Senior Notes due August 2029 (net of unamortized original issue discount and deferred financing costs of $5)	495	—
$750 million 3.900% Senior Notes due August 2029 (net of unamortized original issue discount and deferred financing costs of $5 and $6, respectively)	745	744
$500 million 6.200% Senior Notes due August 2034 (net of unamortized original issue discount and deferred financing costs of $5)	495	—
Other(2)	115	—
Macao Related(1):
SCL Senior Notes
$1.80 billion 5.125% Senior Notes due August 2025 (net of unamortized original issue discount and deferred financing costs of $1 and $4, respectively)	1,624	1,796
$800 million 3.800% Senior Notes due January 2026 (net of unamortized original issue discount and deferred financing costs of $2 and $4, respectively)	798	796
$700 million 2.300% Senior Notes due March 2027 (net of unamortized original issue discount and deferred financing cost of $3 and $5, respectively)	697	695
$1.90 billion 5.400% Senior Notes due August 2028 (net of unamortized original issue discount and deferred financing costs of $9 and $11, respectively)	1,891	1,889
$650 million 2.850% Senior Notes due March 2029 (net of unamortized original issue discount and deferred financing cost of $5)	645	645
$700 million 4.375% Senior Notes due June 2030 (net of unamortized original issue discount and deferred financing costs of $6 and $7, respectively)	694	693
$600 million 3.250% Senior Notes due August 2031 (net of unamortized original issue discount and deferred financing cost of $4 and $5, respectively)	596	595
Other(2)	12	19
Singapore Related(1):
2012 Singapore Term Facility (net of unamortized deferred financing costs of $12 and $24, respectively)	2,656	2,867
Singapore Delayed Draw Term Facility	46	47
Other(2)	1	1
	13,752	14,029
Less — current maturities	(3,160)	(1,900)
Total debt	$10,592	$12,129
____________________
(1)Unamortized deferred financing costs of $76 million and $59 million as of December 31, 2024 and 2023, respectively, related to the Company's revolving credit facilities and the undrawn portion of the Singapore Delayed Draw Term Facility are included in “Other assets, net” and “Prepaid expenses and other” in the accompanying consolidated balance sheets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(2)Includes finance leases related to the U.S., Macao and Singapore of $115 million, $12 million and $1 million as of December 31, 2024, respectively, and related to Macao of $18 million as of December 31, 2023.
Corporate and U.S. Related Debt
LVSC Senior Notes
The LVSC Senior Notes are senior unsecured obligations of LVSC. Each series of LVSC Senior Notes rank equally in right of payment with all of LVSC’s other unsecured and unsubordinated obligations, if any. None of LVSC’s subsidiaries guarantee the LVSC Senior Notes.
The LVSC Senior Notes were issued pursuant to an indenture, dated July 31, 2019, as amended with respect to each of the series of the LVSC Senior Notes (the “Indenture”), between LVSC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. The Indenture contains covenants, subject to customary exceptions and qualifications, that limit the ability of LVSC and its subsidiaries to, among other things, incur liens, enter into sale and leaseback transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets on a consolidated basis. The Indenture also provides for customary events of default.
On May 16, 2024, LVSC issued, in an underwritten public offering, three series of senior unsecured notes in an aggregate principal amount of $1.75 billion, consisting of $750 million of 5.900% Senior Notes due June 1, 2027, $500 million of 6.000% Senior Notes due August 15, 2029, and $500 million of 6.200% Senior Notes due August 15, 2034. The net proceeds from the offering and cash on hand were used to redeem in full the outstanding principal amount of the $1.75 billion 3.200% Senior Notes and any accrued interest. As a result, the Company recorded a $1 million loss on early retirement of debt during the year ended December 31, 2024.
There are no interim principal payments on the LVSC Senior Notes and interest is payable semi-annually in arrears on each February 8 and August 8 with respect to the $750 million 3.900% Senior Notes, on each February 18 and August 18 with respect to the $1.0 billion 3.500% Senior Notes, and on each June 25 and December 25 with respect to the $500 million 2.900% Senior Notes. Interest is payable semi-annually in arrears on December 1 and June 1, commencing on December 1, 2024, with respect to the $750 million 5.900% Senior Notes and on February 15 and August 15, commencing on February 15, 2025, with respect to the $500 million 6.000% Senior Notes and the $500 million 6.200% Senior Notes.
The weighted average interest rate for the LVSC Senior Notes was 4.1%, 3.4% and 3.4% for the years ended December 31, 2024, 2023 and 2022, respectively.
LVSC Revolving Facility
On August 9, 2019, LVSC entered into a revolving credit agreement with the arrangers and lenders named therein and The Bank of Nova Scotia, as administrative agent for the lenders (the “LVSC Revolving Credit Agreement”), as amended, pursuant to which the lenders provided unsecured, revolving credit commitments to LVSC in an aggregate principal amount of $1.50 billion (the “LVSC Revolving Facility”), which was available until August 9, 2024, and included a $150 million sub-facility for letters of credit.
On April 3, 2024, LVSC entered into a new revolving credit agreement, as further described below, and upon entering into the new agreement, the LVSC Revolving Credit Agreement was terminated.
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
The 2024 LVSC Revolving Credit Agreement contains customary affirmative and negative covenants, in each case, subject to customary exceptions and thresholds, including a financial covenant limiting LVSC and its Restricted Subsidiaries (as defined in the agreement) to a maximum consolidated net leverage ratio of 4.00x as of the last day of each fiscal quarter. The negative covenants

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
include, among other things, limitations on (i) the incurrence of liens on the assets of LVSC and its Restricted Subsidiaries, (ii) the incurrence of indebtedness by the Restricted Subsidiaries, (iii) the merger, consolidation or liquidation of LVSC or the sale of all or substantially all of LVSC’s assets and (iv) investments in subsidiaries of LVSC that are not Restricted Subsidiaries.
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
As of December 31, 2024, the Company had $1.50 billion of available borrowing capacity under the 2024 LVSC Revolving Facility, net of outstanding letters of credit.
Macao Related Debt
SCL Senior Notes
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
The SCL Senior Notes were issued pursuant to indentures between SCL and U.S. Bank National Association, as trustee. Upon the occurrence of certain events described in these indentures, the interest rate on the SCL Senior Notes may be adjusted. The indentures contain covenants, subject to customary exceptions and qualifications, that limit the ability of SCL and its subsidiaries to, among other things, incur liens, enter into sale and leaseback transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of SCL’s assets on a consolidated basis. The indentures also provide for customary events of default.
There are no interim principal payments on the SCL Senior Notes. Interest is payable semi-annually in arrears on each February 8 and August 8, with respect to the $1.80 billion 5.125% Senior Notes, the $1.90 billion 5.400% Senior Notes and the $600 million 3.250% Senior Notes. Interest is payable semi-annually in arrears on each January 8 and July 8, with respect to the $800 million 3.800% Senior Notes, and on June 18 and December 18, with respect to the $700 million 4.375% Senior Notes. Interest is payable semi-annually in arrears on each March 8 and September 8, with respect to the $700 million 2.300% Senior Notes and the $650 million 2.850% Senior Notes.
On February 16 and June 16, 2022, Standard & Poor’s (“S&P”) and Fitch, respectively, downgraded the credit rating for the Company and SCL to BB+. As a result of the downgrades, the coupon on each series of the outstanding SCL Senior Notes increased by 0.50% per annum, with a 0.25% per annum increase becoming effective on the first interest payment date after February 16, 2022 as it relates to the S&P downgrade and an additional 0.25% increase per annum after June 16, 2022 as it relates to the Fitch downgrade. The downgrade resulted in an increase of $30 million and $16 million in interest expense for the years ended December 31, 2023 and 2022, respectively. On July 26, 2023, S&P upgraded the credit rating for the Company and SCL to BBB-. On February 1, 2024, Fitch also upgraded the credit rating for the Company and SCL to BBB-. As a result of the upgrades, the coupon on each series of the outstanding SCL Senior Notes decreased by 0.25% per annum effective on the first interest payment date after July 26, 2023 as it relates to the S&P upgrade and 0.25% per annum effective on the first interest payment date after February 1, 2024, as it relates to the Fitch upgrade.
During the year ended December 31, 2024, SCL repurchased $175 million of the outstanding principal amount of the $1.80 billion 5.125% Senior Notes, resulting in a gain on early retirement of debt of approximately $1 million, and a remaining aggregate principal amount of $1.63 billion.
The weighted average interest rate for the SCL Senior Notes was 4.4%, 4.8% and 4.6% for the years ended December 31, 2024, 2023 and 2022, respectively.
2018 SCL Credit Facility
On November 20, 2018, SCL entered into a facility agreement with the arrangers and lenders named therein and Bank of China Limited, Macau Branch, as agent for the lenders (the “2018 SCL Credit Facility”), pursuant to which the lenders made available a $2.0 billion revolving unsecured credit facility to SCL (the “2018 SCL Revolving Facility”). SCL could draw loans under the facility, which would have consisted of general revolving loans (consisting of a United States dollar component and a Hong Kong dollar ("HKD") component) or loans drawn under a swing-line loan sub-facility (denominated in either United States dollars or HKDs). The facility, as amended, was available until July 31, 2025 and had increased the HKD commitments to HKD 17.63 billion (approximately $2.27 billion at exchange rates in effect on October 23, 2024) and U.S. dollar commitments to $237 million.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The weighted average interest rate for the 2018 SCL Credit Facility was 6.3% and 4.3% for the years ended December 31, 2023 and 2022, respectively.
On October 23, 2024, SCL entered into a new credit facility, as further described below, and upon entering into the new agreement, the 2018 SCL Credit Facility was terminated.
2024 SCL Credit Facility
On October 23, 2024, SCL entered into a new facility agreement (the “2024 SCL Credit Facility”) with the arrangers and lenders named therein and Bank of China Limited, Macau Branch, as agent for the lenders. The 2024 SCL Credit Facility provides for a 19.50 billion HKD (approximately $2.51 billion at exchange rates in effect on December 31, 2024) unsecured revolving credit facility (the “2024 SCL Revolving Facility”). SCL may draw revolving loans under the 2024 SCL Revolving Facility from time to time until September 24, 2029 (or if that day is not a business day in Hong Kong or Macao, the next business day), for general corporate and working capital requirements of SCL and its subsidiaries, subject to certain restrictions set forth in the 2024 SCL Credit Facility. The final maturity date of all loans drawn under the 2024 SCL Revolving Facility is October 23, 2029.
The 2024 SCL Credit Facility also makes available an HKD 12.95 billion (approximately $1.67 billion at exchange rates in effect on December 31, 2024) unsecured term loan facility (the “2024 SCL Term Loan Facility”). SCL may make a drawdown under the 2024 SCL Term Loan Facility at any time until August 31, 2025, for the purpose of repaying amounts outstanding under its unsecured $1.80 billion 5.125% Senior Notes. The final maturity date of such loan drawn under the 2024 SCL Term Loan Facility is the date falling on the fifth anniversary of the date on which such loan is drawn.
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
As of December 31, 2024, the Company had HKD 32.45 billion (approximately $4.18 billion at exchange rates in effect on December 31, 2024) of available borrowing capacity under the 2024 SCL Credit Facility, comprised of commitments of HKD 19.50 billion (approximately $2.51 billion at exchange rates in effect on December 31, 2024) under the 2024 SCL Revolving Facility and HKD 12.95 billion (approximately $1.67 billion at exchange rates in effect on December 31, 2024) under the 2024 SCL Term Loan Facility.
Singapore Related Debt
2012 Singapore Credit Facility
In June 2012, MBS entered into a credit agreement (the “2012 Singapore Credit Facility”), providing for a fully funded term loan (the “2012 Singapore Term Facility”) and a revolving facility (the “2012 Singapore Revolving Facility”), which included an ancillary facility (the “2012 Singapore Ancillary Facility”).
During March 2018, MBS amended its 2012 Singapore Credit Facility, which refinanced the facility in an aggregate amount of SGD 4.80 billion (approximately $3.53 billion at exchange rates in effect on December 31, 2024).
On August 30, 2019, MBS amended and restated its 2012 Singapore Credit Facility (the “Amendment and Restatement Agreement”). The Amendment and Restatement Agreement extended (a) the maturity date of the term loans under the 2012 Singapore Term Facility to August 31, 2026, and (b) the termination date of the revolving credit commitments under the 2012 Singapore Revolving Facility to February 27, 2026, and also increased the principal amount of revolving credit commitments by an additional SGD 250 million (approximately $184 million at exchange rates in effect on December 31, 2024) for a total aggregate principal amount of SGD 750 million (approximately $551 million at exchange rates in effect on December 31, 2024).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Under the Amendment and Restatement Agreement, certain lenders committed to provide a new delayed draw term loan facility (the “Singapore Delayed Draw Term Facility”) in an aggregate principal amount of SGD 3.75 billion (approximately $2.76 billion at exchange rates in effect on December 31, 2024), which was available to MBS until December 30, 2024, to finance costs associated with the MBS Expansion Project. The loans borrowed under the Singapore Delayed Draw Term Facility will mature on August 31, 2026.
The indebtedness under the 2012 Singapore Credit Facility is collateralized by a first-priority security interest in substantially all of MBS's assets, other than capital stock and similar ownership interests, certain furniture, fixtures and equipment and certain other excluded assets.
The term loans under the 2012 Singapore Term Facility are subject to interim quarterly amortization payments, beginning with the fiscal quarter ended December 31, 2019, in an amount equal to (i) until and including the fiscal quarter ending September 30, 2024, 0.5% of the principal amount outstanding on June 30, 2019 (the “Term Facility Restatement Date”), (ii) for the fiscal quarter ending December 31, 2024, 3.0% of the principal amount outstanding on the Term Facility Restatement Date, (iii) for the fiscal quarters ending March 31, 2025 through September 30, 2025, 5.0% of the principal amount outstanding on the Term Facility Restatement Date, and (iv) for the fiscal quarters ending December 31, 2025 through June 30, 2026, 18.0% of the principal amount outstanding on the Term Facility Restatement Date. On the maturity date of August 31, 2026, MBS is required to repay all remaining amounts outstanding on the 2012 Singapore Term Facility.
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
Under the Amendment and Restatement Agreement, MBS must comply with a maximum consolidated leverage ratio of 4.50x on the last day of each fiscal quarter from August 30, 2019, until twelve months following the date on which a temporary occupation permit is issued with respect to the MBS Expansion Project. Thereafter, MBS must comply with a maximum consolidated leverage ratio of 4.00x as of the last day of each fiscal quarter through maturity.
On February 9, 2022, MBS entered into an additional amendment (the “Additional Amendment Agreement”) with DBS Bank Ltd., as agent and security trustee. Under the Additional Amendment Agreement, outstanding loans bear interest at the Singapore Overnight Rate Average (“SORA”) with a credit spread adjustment of 0.19% per annum, plus an applicable margin ranging from 1.15% to 1.85% per annum, based on MBS’s consolidated leverage ratio (estimated interest rate set at approximately 4.43% as of December 31, 2024). MBS pays a standby commitment fee of 35% to 40% of the spread per annum on all undrawn amounts under the 2012 Singapore Revolving Facility. The weighted average interest rate for the 2012 Singapore Credit Facility was 4.9%, 5.3% and 3.5% for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, MBS had SGD 588 million (approximately $433 million at exchange rates in effect on December 31, 2024) of available borrowing capacity under the 2012 Singapore Revolving Facility, net of outstanding letters of credit, primarily consisting of a banker’s guarantee in connection with the MBS Expansion Project for SGD 153 million (approximately $113 million at exchange rates in effect on December 31, 2024).
Debt Covenant Compliance
As of December 31, 2024, management believes the Company was in compliance with all debt covenants.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Cash Flows from Financing Activities
Cash flows from financing activities related to debt and finance lease obligations are as follows:

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Proceeds from LVSC Senior Notes	$1,748	$—	$—
Proceeds from 2018 SCL Credit Facility	—	—	1,200
	$1,748	$—	$1,200

Repayment on LVSC Senior Notes	$(1,750)	$—	$—
Repurchase of SCL Senior Notes	(174)	—	—
Repayments on 2018 SCL Credit Facility	—	(1,948)	—
Repayments on 2012 Singapore Credit Facility	(139)	(62)	(60)
Repayments on Other Debt	(11)	(59)	(6)
	$(2,074)	$(2,069)	$(66)
Scheduled Maturities of Debt
Maturities of debt outstanding (excluding finance leases) as of December 31, 2024, are summarized as follows:

Debt
(In millions)
2025	$3,152
2026	3,487
2027	1,450
2028	1,900
2029	1,900
Thereafter	1,800
Total	$13,689
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
On February 14, May 15, August 14 and November 13, 2024, the Company paid a dividend of $0.20 per common share as part of a regular cash dividend program. During the year ended December 31, 2024, the Company recorded $591 million as a distribution against retained earnings.
On August 16 and November 15, 2023, the Company paid a dividend of $0.20 per common share as part of a regular cash dividend program. During the year ended December 31, 2023, the Company recorded $305 million as a distribution against retained earnings.
In January 2025, the Company's Board of Directors declared a quarterly dividend of $0.25 per common share (a total estimated to be approximately $179 million) to be paid on February 19, 2025, to stockholders of record on February 10, 2025.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Share Repurchases
In November 2016, the Company's Board of Directors authorized the repurchase of $1.56 billion of its outstanding common stock, which was to expire on November 2, 2018. In June 2018, the Company's Board of Directors authorized increasing the remaining repurchase amount of $1.11 billion to $2.50 billion of its outstanding common stock, which was to expire in November 2020. In October 2020, the Company's Board of Directors authorized the extension of the expiration date of the remaining repurchase amount of $916 million to November 2022, and in October 2022, the Company’s Board of Directors authorized the further extension of the expiration date of the remaining repurchase amount of $916 million to November 2024. On October 16, 2023, the Company’s Board of Directors authorized increasing the remaining share repurchase amount of $916 million to $2.0 billion and extending the expiration date from November 2024 to November 3, 2025. On October 22, 2024, the Company’s Board of Directors authorized increasing the remaining share repurchase amount from $195 million to $2.0 billion and extending the share repurchase program’s expiration date to November 3, 2026.
During the years ended December 31, 2024 and 2023, the Company repurchased 37,552,614 shares of its common stock for $1.77 billion (including $1 million in commissions and $17 million in excise tax) and 11,121,497 shares of its common stock for $510 million (including commissions and $5 million in excise tax) under the Company's current program, respectively. During the year ended December 31, 2022, no shares of its common stock were repurchased.
Included in the 11,121,497 shares for 2023 mentioned above, 5,783,021 shares were purchased pursuant to an underwriting agreement with Dr. Miriam Adelson and the Miriam Adelson Trust and several underwriters, in which the Company repurchased the shares from the underwriters at a price per share equal to the public offering price, less underwriting discounts and commissions. Refer to “Note 19 — Related Party Transactions.”
As part of the current share repurchase program, the Company can utilize capped call transactions as a method to repurchase shares. These capped call transactions can result in either the receipt of shares or the return of the initial cash investment plus a cash premium, dependent on the Company’s share price relative to the cap price on the expiration date. The capped call option contracts are not considered derivative instruments as the contracts are indexed to the Company’s common stock and are therefore classified within stockholders’ equity. Upon execution of the contract, the amount of cash paid up front is recorded as a reduction to capital in excess of par value. Upon settlement, shares acquired through the exercise of the call options are included in treasury stock, or the return of the initial cash investment plus any cash premiums earned are recorded as an increase to capital in excess of par value.
On September 5, 2024, the Company entered into a capped call option contract (the “September Capped Call”), pursuant to which the Company purchased capped call options on 1,336,210 shares of the Company’s common stock with a $0 strike price and a cap price of $39.02. The September Capped Call expired on October 31, 2024, and resulted in the return of the initial cash investment plus a cash premium. On December 11, 2024, the Company entered into a new capped call option contract (the “December Capped Call”) pursuant to which the Company purchased capped call options on 993,240 shares of the Company’s common stock with a $0 strike price and a cap price of $53.54. The December Capped Call expires on February 7, 2025. As of December 31, 2024, the $51 million payment to purchase the December Capped Call is included as a reduction to capital in excess of par value in the accompanying consolidated statement of equity.
All share repurchases of the Company's common stock have been recorded as treasury stock in the accompanying consolidated balance sheets. Repurchases of the Company's common stock are made at the Company's discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing, method and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, legal requirements, other investment opportunities and market conditions.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Rollforward of Shares of Common Stock
A summary of the outstanding shares of common stock is as follows:

Balance as of January 1, 2022	763,989,752
Issuance of restricted stock	46,448
Vesting of restricted stock units	211,083
Balance as of December 31, 2022	764,247,283
Exercise of stock options	77,856
Issuance of restricted stock	17,166
Vesting of restricted stock units	233,654
Forfeiture of restricted stock	(5,806)
Repurchase of common stock	(11,121,497)
Balance as of December 31, 2023	753,448,656
Exercise of stock options	20,000
Issuance of restricted stock	4,019
Vesting of restricted stock units	379,840
Repurchase of common stock	(37,552,614)
Balance as of December 31, 2024	716,299,901
Noncontrolling Interests in SCL
Dividends
Subsequent to the February 21, 2020 dividend payment, SCL suspended its dividend payments as a result of the COVID-19 pandemic. SCL will assess the resumption of the dividend program at a time deemed appropriate after taking into account all facts and circumstances.
Purchases of Noncontrolling Interest
On December 5, 2023, the Company’s wholly owned subsidiary, Venetian Venture Development II (“VVDI II”), entered into a Master Confirmation (the “2023 Master Confirmation”) and Supplemental Confirmation (collectively, the “December 2023 Forward Purchase Agreement”) with a financial institution (the “Dealer”) relating to the purchase of the common stock of SCL (the “December 2023 Forward Purchase Transaction”). Pursuant to the terms of the December 2023 Forward Purchase Agreement, VVDI II made an up-front payment of HKD 1.95 billion (approximately $250 million at exchange rates as of the date of the transaction) to the Dealer on December 6, 2023 (the “Maximum Notional Amount”), and the Dealer agreed to deliver to VVDI II shares of SCL’s common stock in an amount up to the Maximum Notional Amount upon completion. The Maximum Notional Amount was subject to reduction to the extent the share price of SCL’s common stock exceeded a cap amount set forth in the December 2023 Forward Purchase Agreement (the “Cap Amount”).
The December 2023 Forward Purchase Agreement contained provisions, whereby any unused portion of the Maximum Notional Amount by the Dealer be returned to VVDI II in the form of cash or be used to purchase additional shares of SCL’s common stock in open market transactions, at VVDI II's election.
On April 16, 2024, the Dealer exercised its acceleration option under the December 2023 Forward Purchase Agreement and, on April 18, 2024, delivered 90,467,099 shares of SCL common stock to the Company, representing an average price of HKD 21.57 per share.
On September 9, 2024, VVDI II entered into a supplemental confirmation to the 2023 Master Confirmation (the “September 2024 Forward Purchase Agreement”) with the Dealer relating to the purchase of the common stock of SCL (the “September 2024 Forward Purchase Transaction”). Pursuant to the terms of the September 2024 Forward Purchase Agreement, VVDI II made an up-front payment of HKD 800 million (approximately $103 million at exchange rates as of the date of the transaction) to the Dealer on September 9, 2024 (the “September 2024 Maximum Notional Amount”). The September 2024 Forward Purchase Transaction was completed on its scheduled end date of October 22, 2024, and on October 28, 2024, the Dealer delivered 23,413,651 shares of SCL common stock to the Company, representing an average price of HKD 14.64 per share. Due to the SCL share price exceeding the cap amount (as defined) during the term of the September 2024 Forward Purchase Transaction, approximately $59 million in unused portions of the September 2024 Maximum Notional Amount was returned to VVDI II in the form of cash.
The number of shares actually delivered to the Company by the Dealer was based on the volume-weighted average share price (the "VWAP") of SCL’s common stock during the term of the December 2023 and the September 2024 Forward Purchase Transaction, subject to the Cap Amount, less an agreed discount.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
On October 30, 2024, VVDI II entered into a share purchase agreement (the “October 2024 SCL Purchase Agreement”) with a financial institution (the “Agent”) relating to the purchase of the common stock of SCL. Pursuant to the terms of the October 2024 SCL Purchase Agreement, VVDI II made an up-front payment of HKD 800 million (approximately $103 million at exchange rates as of the date of the transaction) to the Agent on October 30, 2024. The October 2024 SCL Purchase Agreement, which allowed for delivery of shares on a daily basis, concluded on November 26, 2024, and resulted in the delivery of 40,568,000 shares in total of SCL common stock to the Company, representing an average price of HKD 19.72 per share.
Prepayment to Purchase Noncontrolling Interest
On December 4, 2024, VVDI II entered into an additional share purchase agreement (the “December 2024 SCL Purchase Agreement”) with the Agent relating to the purchase of the common stock of SCL. Pursuant to the terms of the December 2024 SCL Purchase Agreement, VVDI II made an up-front payment of HKD 800 million (approximately $103 million at exchange rates as of the date of the transaction) to the Agent on December 4, 2024. The December 2024 SCL Purchase Agreement, which allowed for delivery of shares on a daily basis, concluded on January 7, 2025, and resulted in the delivery of 38,678,639 shares of SCL common stock to the Company, consisting of 25,112,000 shares received upon inception through December 31, 2024 and 13,566,639 shares received from January 1 through January 7, 2025, respectively, representing a total average daily price of HKD 20.68 per share.
The number of shares actually delivered to the Company by the Agent was based on the price paid by the Agent for SCL common stock delivered to the Company during the term of the October 2024 and the December 2024 Purchase Transaction subject to the Cap Amount, less an agreed percentage of the benefit that the Agent was able to realize compared to the VWAP of SCL’s common stock.
The total additional shares delivered related to the above transactions resulted in an increase of the Company’s ownership of SCL to approximately 72.13% as of December 31, 2024, and 72.29% as of January 7, 2025.
Once the up-front payments were made related to all the transactions above, VVDI II had no further obligation to provide any additional consideration to the Dealer or Agent. The Company accounted for each of the various purchase agreements as a hybrid instrument consisting of a host contract, with the prepayment amount accounted for as a reduction to equity, and an embedded derivative with nominal fair value. As the embedded derivatives had a nominal fair value, no derivative was recorded.
Transfer from Noncontrolling Interest
The following table summarizes the net income attributable to LVSC and transfers from the noncontrolling interest, which shows the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company:

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Net income attributable to LVSC	$1,446	$1,221	$1,832
Transfer from noncontrolling interest:
Increase in LVSC’s paid-in-capital for purchase of subsidiary shares	12	—	—
Changes from net income attributable to LVSC and transfers from noncontrolling interest	$1,458	$1,221	$1,832
Note 14 — Income Taxes
Income (loss) before income taxes and noncontrolling interests for domestic and foreign operations is as follows:

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Foreign	$2,129	$1,889	$(1,090)
Domestic	(169)	(114)	(297)
Total income (loss) from continuing operations before income taxes	$1,960	$1,775	$(1,387)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The components of the income tax expense from continuing operations are as follows:

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Foreign:
Current	$181	$261	$136
Deferred	6	32	(21)
Federal:
Current	23	39	20
Deferred	(2)	12	19
Total income tax expense	$208	$344	$154
The reconciliation of the statutory federal income tax rate and the Company's effective tax rate for continuing operations is as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	(21.0)%
Increase (decrease) in tax rate resulting from:
Foreign and U.S. tax rate differential	(7.1)%	(6.5)%	9.0%
Tax exempt (income) loss of foreign subsidiary	(10.7)%	(4.2)%	4.5%
Change in valuation allowance	3.3%	4.0%	15.8%
Other, net	4.1%	5.1%	2.8%
Effective tax rate	10.6%	19.4%	11.1%
The Company's foreign and U.S. tax rate differential reflects the fact that the U.S. tax rate of 21% is higher than the statutory tax rates in Singapore and Macao of 17% and 12%, respectively.
The Company enjoys an income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through December 31, 2027. Net income attributable to LVSC would have been reduced by $129 million and $46 million and diluted earnings per share would have been reduced by $0.17 and $0.06 per share for the years ended December 31, 2024 and 2023, respectively, without the consideration of the income tax exemption in Macao. The VML gaming losses incurred during 2022 did not generate a tax benefit because they were not subject to tax. In September 2013, the Company and the Internal Revenue Service entered into a Pre-Filing Agreement providing the Macao special gaming tax (35% of gross gaming revenue) qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. foreign tax credit.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The primary tax affected components of the Company's net deferred tax liabilities are as follows:

	December 31,
	2024	2023

	(In millions)
Deferred tax assets:
U.S. foreign tax credit carryforwards	$2,531	$3,575
Net operating loss carryforwards	320	401
Research and development	29	22
Stock-based compensation	9	18
Accrued expenses	14	12
Pre-opening expenses	21	5
Provision for credit losses	1	1
Other	2	3
	2,927	4,037
Less — valuation allowances	(2,776)	(3,879)
Total deferred tax assets	151	158
Deferred tax liabilities:
Property and equipment	(213)	(219)
Prepaid expenses	(2)	(2)
Other	(2)	(3)
Total deferred tax liabilities	(217)	(224)
Deferred tax liabilities, net	$(66)	$(66)
The Company's U.S. foreign tax credit carryforwards were $2.57 billion and $3.61 billion as of December 31, 2024 and 2023, respectively, which expire beginning in 2025 and 2024, respectively. There was a valuation allowance of $2.46 billion and $3.49 billion as of December 31, 2024 and 2023, respectively, provided on certain U.S. foreign tax credit carryforwards, as the Company believes these assets do not meet the “more-likely-than-not” criteria for recognition. Net operating loss carryforwards for the Company's foreign subsidiaries were $2.59 billion and $3.28 billion as of December 31, 2024 and 2023, respectively, which expire beginning in 2025 and 2024, respectively. There are valuation allowances of $314 million and $394 million as of December 31, 2024 and 2023, respectively, provided on the net deferred tax assets of certain foreign jurisdictions, as the Company believes these assets do not meet the “more-likely-than-not” criteria for recognition.
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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows:

	December 31,
	2024	2023	2022

	(In millions)
Balance at the beginning of the year	$141	$136	$136
Reductions to tax positions related to prior years	—	(3)	(15)
Additions to tax positions related to current year	8	8	15
Exchange rate fluctuations	(1)	—	—
Balance at the end of the year(1)	$148	$141	$136
____________________
(1)Includes interest and penalties of $25 million, $19 million and $13 million accrued as of December 31, 2024, 2023 and 2022, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
As of December 31, 2024, 2023 and 2022, unrecognized tax benefits of $38 million, $36 million and $36 million, respectively, were recorded as reductions to the U.S. foreign tax credit deferred tax asset. As of December 31, 2024, 2023 and 2022, unrecognized tax benefits and related interest and penalties of $110 million, $105 million and $100 million, respectively, were recorded in “Other long-term liabilities.”
Included in the unrecognized tax benefit balance as of December 31, 2024, 2023 and 2022, are $123 million, $122 million and $122 million, respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.
The Company's major tax jurisdictions are the U.S., Macao and Singapore. The Company could be subject to examination for tax years beginning in 2020 in Macao and Singapore and tax years 2010 through 2015 and 2020 through 2023 in the U.S. The Company believes it has adequately reserved and provided for its uncertain tax positions; however, there is no assurance the taxing authorities will not propose adjustments that are different from the Company's expected outcome, and it could impact the provision for income taxes. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.
Note 15 — Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company as of December 31, 2024 and 2023, using available market information. Determining fair value is judgmental in nature and requires market assumptions and/or estimation methodologies. The table excludes cash, restricted cash, accounts receivable, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	December 31, 2024
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(in millions)
Assets:
Cash equivalents
Cash deposits	$2,294	$2,294
Money market funds	72	72
U.S. Treasury Bills	465	465
Loan Receivable(2)	1,264		$1,192
Liabilities:
Debt(3)(4)	13,689		13,353
Cross-currency swaps(3)	56		56

	December 31, 2023
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(in millions)
Assets:
Cash equivalents
Cash deposits	$2,153	$2,153
Money market funds	52	52
U.S. Treasury Bills	1,124	1,124
Loan Receivable(2)	1,194		$1,130
Liabilities:
Debt(3)(4)	14,090		13,526
Cross-currency swaps(3)	3		3
__________________
(1)The cross-currency swaps are accounted for at fair value in the accompanying consolidated financial statements. The other items included in this table are not accounted for at fair value.
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
(4)The carrying amount of debt is exclusive of finance leases and represents its contractual value.
As of December 31, 2024 and 2023, the amounts of the Company's other assets and liabilities that were accounted for at fair value were immaterial.

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
Nassau Coliseum
In conjunction with the Nassau Coliseum Transaction, the seller assigned to the Company their lease of the land on which the related assets, including the Nassau Coliseum and other improvements, are affixed (the “Original Lease”). Immediately following this assignment, the Company entered into a new land lease agreement with the County, for the use and exclusive right to develop and operate assets on the land for 99 years (the “99-Year Lease”), which commenced on June 2, 2023.
On April 18, 2023, Hofstra University (“Hofstra”) filed a petition against the Nassau County Planning Commission (the “Planning Commission”) in the New York Supreme Court, County of Nassau, asserting, among other things, that certain meetings held by the Planning Commission concerning the 99-Year Lease and certain related transactions were not properly noticed and/or held, and that appropriate materials concerning the meetings were not made available to the public by the Planning Commission in connection with the meetings. On May 31, 2023, Hofstra filed an amended petition that, among other things, added additional respondents and sought to invalidate certain votes held by Nassau County and the Nassau County Legislature. Neither the petition nor the amended petition originally named the Company as a respondent to the proceeding.
In a decision and order dated November 9, 2023, the New York Supreme Court annulled various votes held by the Nassau County Legislature, annulled the 99-Year Lease and remitted the matter to the Planning Commission and the Nassau County Legislature to conduct a proper public hearing in accordance with all relevant statutes and rules, including the Nassau County Administrative Code and the Open Meetings law and for the issuance of a positive declaration pursuant to the New York State Environmental Quality Review Act and for the preparation of an Environmental Impact Statement. On November 10, 2023, the respondents appealed the decision and order and on November 21, 2023, Hofstra cross-appealed. On December 13, 2023, the Appellate Division: Second Judicial Department denied respondents’ motion to stay enforcement of the decision and order pending the appeal, but granted a calendar preference, indicating that the appeal will be calendared expeditiously after all briefs have been filed. With the annulment of the 99-Year Lease noted above, the Company believed it had become the lessee in the Original Lease. This was accounted for as a lease modification on December 14, 2023. Prior to the annulment of the 99-Year Lease, the Company made the required lease payments, including a one-time rent payment of $54 million. On January 29, 2024, Hofstra filed a motion seeking a declaration that the Court’s prior order included the annulment of Nassau County’s consent and the putative assignment to the Company of the Original Lease.
On February 23, 2024, the New York State Supreme Court ruled the Original Lease had been terminated and the Company currently had no leasehold interest in the land upon which the Nassau Coliseum sits. On February 27, 2024, the respondents appealed the decision, order and interlocutory judgment. On March 29, 2024, the Appellate Division: Second Judicial Department denied respondents’ motion to stay enforcement of the decision, order and interlocutory judgment. Subsequent to this order, the Company entered into a use and occupancy permit (the “Permit”) with Nassau County to allow the Company to continue operating the Nassau Coliseum for a nominal $1 fee. The Company considered the accounting guidance under ASC 842 and determined the Permit meets the definition of a lease as it conveys the right to control the use of the associated assets for a specified period of time. Consequently, the Original Lease was deemed to be modified, maintaining the operating lease classification. The Nassau County respondents appeal of the February 2024 decision and order remains pending.
On August 16, 2024, the Company entered into a lease agreement with Nassau County for the use and exclusive right to operate assets on approximately 72 acres of land, including the Nassau Coliseum and other improvements thereon (the “42-Year Lease”), which has a 42-year lease term (inclusive of three 5-year extensions). The Company is required to make annual rent payments in the amounts and at the times specified in the 42-Year Lease. As of December 31, 2024, the related ROU asset and finance lease liability were $161 million and $115 million, respectively.
In the accompanying consolidated balance sheets, the 42-Year Lease ROU asset is included in “Property and equipment, net” and the noncurrent portion of the related finance lease liability is included in “Debt.”
The future minimum lease payments are $1 million for each of the years ending December 31, 2025 and 2026, $3 million for the year ending December 31, 2027, $6 million for each of the years ending December 31, 2028 and 2029, and $332 million thereafter.
On October 23, 2024, the Appellate Division: Second Judicial Department issued a decision and order reversing the New York Supreme Court’s November 9, 2023 decision and order annulling the 99-Year Lease. The Second Judicial Department held that because

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
the Company was a party to the 99-Year Lease that was annulled, the Company is a necessary party to the action, and remitted the matter to the New York State Supreme Court to the Company as a respondent to the proceeding. On November 13, 2024, the New York State Supreme Court directed the Clerk of Court to add the Company to the proceeding as a respondent and amended the case caption. The Company filed a motion to dismiss the amended petition on January 17, 2025.
On December 6, 2024, the Incorporated Village of Garden City (“Garden City”) filed a petition in the New York Supreme Court, County of Nassau, which, among other things, challenges the validity of the 42-Year Lease. The Garden City petition names the Company as a respondent, along with several Nassau County governmental entities, including the Planning Commission, Nassau County Planning Division, Nassau County Real Estate Planning and Development Department, Nassau County Legislature, Nassau County Open Space and Parks Advisory Committee, and Nassau County. Garden City’s petition asserts, among other things, that the Nassau County Legislature failed to comply with state environmental law statutes when considering the 42-Year Lease, that the Nassau County Planning Commission and Legislature did not properly consider the 42-Year Lease, and that the Permit violates the New York State Constitution. The petition also seeks a declaration that the 42-Year Lease is void and of no further force or effect. The Company intends to respond to the petition before the deadline of March 17, 2025.
Lessee Disclosures
Leases recorded on the balance sheet consist of the following (excluding the leasehold interests in land assets classified as operating leases; see “Note 8 — Leasehold Interests in Land, Net”):

		December 31,
Leases	Classification on the Balance Sheet	2024	2023

		(In millions)
Assets
Operating lease ROU assets	Other assets, net	$48	$53
Finance lease ROU assets	Property and equipment, net(1)	$167	$5
Liabilities
Current
Operating	Other accrued liabilities	$16	$19
Finance	Current maturities of Debt	$10	$9
Noncurrent
Operating	Other long-term liabilities	$172	$252
Finance	Debt	$118	$9
____________________
(1)Finance lease ROU assets are recorded net of accumulated amortization of $27 million and $23 million as of December 31, 2024 and 2023, respectively.
Other information related to lease term and discount rate is as follows:

	December 31,
	2024	2023

Weighted Average Remaining Lease Term
Operating leases	26.7 years	26.6 years
Finance leases	40.0 years	2.1 years
Weighted Average Discount Rate
Operating leases	5.0%	5.0%
Finance leases	5.3%	6.3%

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The components of lease expense are as follows:

	December 31,
	2024	2023	2022

	(In millions)
Operating lease cost:
Amortization of leasehold interests in land	$58	$56	$55
Operating lease cost	16	14	21
Short-term lease cost	4	5	4
Variable lease cost	12	11	2
Finance lease cost:
Amortization of leasehold interests in land	2	2	—
Amortization of ROU assets	3	4	5
Interest on lease liabilities	3	6	1
Total lease cost	$98	$98	$88
Supplemental cash flow information related to leases is as follows:

	December 31,
	2024	2023	2022

	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24	$17	$14
Financing cash flows for finance leases	$9	$57	$4
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$11	$194	$8
Finance leases	$167	$1	$1
As of December 31, 2024, the Company has short-term lease commitments of $35 million.
Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases

	(In millions)
Year ending December 31,
2025	$18	$12
2026	17	3
2027	15	4
2028	13	6
2029	7	6
Thereafter	277	332
Total future minimum lease payments	347	363
Less — amount representing interest	(159)	(235)
Present value of future minimum lease payments	188	128
Less — current lease obligations	(16)	(10)
Long-term lease obligations	$172	$118
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Lease revenue consists of the following:

	Year Ended December 31,
	2024		2023		2022
	Mall	Other	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$548	$1	$503	$1	$484	$1
Overage rents	104	—	166	—	78	—
Rent concessions(1)	—	—	—	—	(70)	—
Total overage rents and rent concessions	104	—	166	—	8	—
	$652	$1	$669	$1	$492	$1
___________________
(1)Rent concessions were provided to tenants during the year ended December 31, 2022 as a result of the COVID-19 pandemic and the impact on mall operations.
Future minimum rentals (excluding the escalated contingent rent clauses) on non-cancelable leases are as follows:

	Mall	Other

	(In millions)
Year ending December 31,
2025	$529	$2
2026	441	1
2027	356	1
2028	256	1
2029	183	1
Thereafter	178	—
Total minimum future rentals	$1,943	$6
The cost and accumulated depreciation of property and equipment the Company is leasing to third parties is as follows:

	December 31,
	2024	2023

	(In millions)
Property and equipment, at cost	$1,570	$1,573
Accumulated depreciation	(829)	(773)
Property and equipment, net	$741	$800
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
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC” or “Plaintiff”) filed a claim with the Macao First Instance Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort (“VCR”) (collectively, the “Defendants”) for 3.0 billion patacas (approximately $375 million at exchange rates in effect on December 31, 2024), which alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001.
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
On July 15, 2019, AAEC submitted a request to the Macao First Instance Court to increase the amount of its claim to 96.45 billion patacas (approximately $12.06 billion at exchange rates in effect on December 31, 2024), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022. On September 4, 2019, the Macao First Instance Court allowed AAEC’s amended request. The U.S. Defendants appealed the decision allowing the amended claim on September 17, 2019; the Macao First Instance Court accepted the appeal on September 26, 2019, and that appeal is currently pending.
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
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on December 31, 2024) based on Plaintiff’s July 15, 2019 amendment. By motion dated July 20, 2021, the U.S. Defendants moved for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021, and that appeal is currently pending. By order dated September 29, 2021, the Macao First Instance Court ordered that the invoice for supplemental court fees be stayed pending resolution of that appeal.
From December 17, 2021 to January 19, 2022, Plaintiff submitted additional documents to the court file and disclosed written reports from two purported experts, who calculated Plaintiff’s damages at 57.88 billion patacas and 62.29 billion patacas (approximately $7.24 billion and $7.79 billion, respectively, at exchange rates in effect on December 31, 2024). On April 28, 2022, the Macao First Instance Court entered a judgment for the U.S. Defendants. The Macao First Instance Court also held that Plaintiff litigated certain aspects of its case in bad faith.
Plaintiff filed a notice of appeal from the Macao First Instance Court’s judgment on May 13, 2022. That appeal is fully briefed and remains pending with the Macao Second Instance Court.
On September 19, 2022, the U.S. Defendants were notified of an invoice for appeal court fees totaling 48 million patacas (approximately $6 million at exchange rates in effect on December 31, 2024). By motion dated September 29, 2022, the U.S. Defendants moved the Macao First Instance Court for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated October 24, 2022. The U.S. Defendants appealed that order on November 10, 2022, and on January 6, 2023, submitted the appeal brief, and that appeal is currently pending.
On October 9, 2023, the U.S. Defendants were notified that the Macao Second Instance Court had invited Plaintiff to amend its appeal brief, primarily to separate out matters of fact from matters of law, and Plaintiff had submitted an amended appeal brief on October 5, 2023. The U.S. Defendants responded to Plaintiff’s amended appeal brief on October 30, 2023. On November 8, 2023, the Macao Second Instance Court issued an order concluding that Plaintiff may have litigated in bad faith by exceeding the scope of permissible amendments to its appeal brief and invited responses from the parties. The U.S. Defendants responded to the November 8, 2023 order on November 23, 2023, and Plaintiff moved for clarification of the November 8 order on November 27, 2023. On January 5, 2024, the Macao Second Instance Court rejected AAEC's request for clarification.
On October 17, 2024, the Macao Second Instance Court issued an order rejecting Plaintiff's appeal of the Macao First Instance Court's April 28, 2022 judgment based on procedural defects, and again found the Plaintiff to be litigating in bad faith. On October 29 and November 1, 2024, respectively, the U.S. Defendants and Plaintiff moved for clarification of the Second Instance Court’s decision not to hear certain interlocutory appeals. On November 5, 2024, Plaintiff filed a notice stating that its time to appeal should not begin to run until after the Macao Second Instance Court resolves the clarification motions and that Plaintiff intends to file a notice of appeal at that time or, in the alternative, Plaintiff asked the Macao Second Instance Court to treat its November 5 filing as a notice of appeal. On November 14, 2024, Plaintiff applied to rectify both its notice of appeal and its request for clarification. On November 18, 2024, the U.S. Defendants responded to Plaintiff's request for clarification. The matter is currently pending before the Macao Second Instance Court.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Management has determined that, based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
Commitments
Macao Concession
Annual Premium
Under the Macao Concession, the Company is obligated to pay to the Macao government an annual gaming premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2024). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,503, $18,751 and $125, respectively, at exchange rates in effect on December 31, 2024), subject to a minimum of 76 million patacas (approximately $10 million at exchange rates in effect on December 31, 2024). Based on the gaming tables and gaming machines (which is at the maximum number of tables and machines currently allowed by the Macao government) in operation as of December 31, 2024, the annual premium payable to the Macao government is approximately $41 million during each of the next five years ending December 31, 2029, and approximately $122 million in aggregate thereafter through the termination of the Concession in December 2032.
The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. Under the Concession, the Company must also contribute 5% of its gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. Additionally, under the Concession, the Company is also obligated to pay a special annual gaming premium if the average of the gross gaming revenues of the Company's gaming tables and electrical or mechanical gaming machines, including slot machines, is lower than a certain minimum amount determined by the Macao government; such special premium being the difference between the gaming tax based on the actual gross gaming revenues and that of the specified minimum amount; this minimum amount has been set by the Macao government at 7 million patacas per gaming table and 300,000 patacas per gaming machine (approximately $1 million and $37,503, respectively, at exchange rates in effect on December 31, 2024), for an annual total of 4.50 billion patacas (approximately $563 million at exchange rates in effect on December 31, 2024) based on the maximum number of gaming tables and gaming machines the Company is currently authorized to operate. No special annual gaming premium was paid for the years ended December 31, 2024 and 2023.
Handover Record
Pursuant to the Handover Record, the Company is required to make annual payments of 750 patacas per square meter for the first three years and 2,500 patacas per square meter for the following seven years (approximately $94 and $313, respectively, at exchange rates in effect on December 31, 2024). The annual fee per square meter will be subject to an annual adjustment based on the previous year's average price index in Macao. The anticipated annual fee for 2025 is approximately $13 million, followed by an estimated $42 million annually for the subsequent seven years, subject to the price index adjustment mentioned above.
Committed Investment
Under the Concession, the Company is obligated to develop certain gaming and non-gaming investment projects by December 2032 in connection with, among others, attraction of international visitors, conventions and exhibitions, entertainment shows, sporting events, culture and art, health and wellness and themed attractions, as well as support Macao's position as a city of gastronomy and increase community and maritime tourism. The Company is required to invest, or cause to be invested, at least 35.80 billion patacas (approximately $4.48 billion at exchange rates in effect on December 31, 2024), including 33.36 billion patacas (approximately $4.17 billion at exchange rates in effect on December 31, 2024) on non-gaming projects.
For the year ending December 31, 2023, the Company spent approximately $168 million on these projects. This amount was reviewed and confirmed as qualified spend under the Concession by the Macao government following an audit conducted in July 2024, with results issued in November 2024. The Macao government conducts an annual audit to confirm qualified concession investments for the prior year. As of the date of this filing, the audit process for 2024 investments has not yet commenced.
Singapore Committed Spend
Pursuant to the agreement executed in January 2025 to purchase the Additional Gaming Area and changes to the MBS Expansion Project gross floor area allocation, an additional payment of approximately $1.0 billion is required to be paid, $850 million of which the Company expects will be due during the second quarter of 2025, with the remainder to be due in 2026. Refer to Note 1 — Organization and Business of Company for further information.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Non-Cancelable Contractual Obligations
The Company's non-cancelable contractual obligations (excluding operating leases and the Macao annual gaming premium mentioned above) are $678 million as of December 31, 2024. The amount excludes open purchase orders with the Company's suppliers that have not yet been received as these agreements generally allow the Company the option to cancel, reschedule and adjust terms based on the Company's business needs prior to the delivery of goods or performance of services. These obligations consist primarily of certain hotel management and service agreements. Some of the Company's hotel properties operate pursuant to management agreements with various experienced third-party hotel operators (management companies), whereby the management company controls the day-to-day operations of each of these hotels, and the Company is granted limited approval rights with respect to certain of the management company’s actions. The non-cancelable period of the Company's management agreements ranges from 14 to 40 years with various extension provisions and some with early termination options. Each management company receives a base management fee, generally a percentage of revenue as defined. There are also monthly fees for certain support services and some also include incentive fees based on attaining certain financial thresholds. Additionally, the Company has a franchise agreement granting it the right to operate the Londoner Grand as a franchisee under Marriott International’s “Luxury Collection Hotel” brand, which primarily consists of a fixed and variable franchise fee. The non-cancelable period for the franchise agreement is 15 years.
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
Las Vegas Sands Corp. 2004 Equity Award Plan
The 2004 Plan gives the Company a competitive edge in attracting, retaining and motivating employees, directors and consultants and provides the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company's subsidiaries' or affiliates' employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan originally provided for an aggregate of 26,344,000 shares of the Company's common stock to be available for awards. The 2004 Plan originally had a term of ten years, but in June 2014, the Company's Board of Directors approved an amendment to the 2004 Plan, extending the term to December 2019. In May 2019, the Board of Directors and stockholders approved the adoption of the Las Vegas Sands Corp. Amended and Restated 2004 Equity Award Plan (the “Amended 2004 Plan”), which extended the term of the 2004 Plan through December 2024 and increased the number of shares of common stock available for grants by 10,000,000 shares. In May 2024, the Company's Board of Directors approved an amendment to the Amended 2004 Plan, which extended the term to December 2029 and increased the number of shares of common stock available for grants by 10,000,000 shares. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2024, there were 12,489,075 shares available for grant under the Amended 2004 Plan.
Stock option awards are granted with an exercise price equal to the fair market value (as defined in the Amended 2004 Plan) of the Company's stock on the date of grant. The outstanding stock options generally vest over three to five years and have a contractual term of ten years. Compensation cost for all stock option grants, which all have graded vesting, is recognized on a straight-line basis over the awards' respective requisite service periods. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. Expected volatilities are based on the Company's historical volatility for a period equal to the expected life of the stock options. The expected option life is based on the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant.
Under the Amended 2004 Plan, the Company granted restricted stock to eligible employees (“restricted stock units”) and restricted stock to non-employee directors (“restricted stock”). Such restricted stock units generally vest over three years or other periods subject to approval. The restricted stock vests on the earlier to occur of the first anniversary of the date of grant and the date of the Company’s annual meeting of stockholders in the calendar year following the date of grant, in each case, provided that the director is still serving on the Board on the vesting date. Grantees are entitled to any accumulated dividends in cash upon vesting.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Sands China Ltd. Equity Award Plan
The SCL Equity Plan gives SCL a competitive edge in attracting, retaining and motivating employees, directors and consultants and provides SCL with a stock plan providing incentives directly related to increases in its stockholder value. Subject to certain criteria as defined in the SCL Equity Plan, SCL's subsidiaries' or affiliates' employees, directors or officers are eligible for awards under the SCL Equity Plan.
The SCL 2009 Equity Plan had a term of ten years, which expired on November 30, 2019. The SCL 2019 Equity Plan was approved by SCL's shareholders on May 24, 2019, and took effect on December 1, 2019, with materially the same terms of the SCL 2009 Equity Plan. To comply with the latest requirements under Chapter 17 of the Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited (the "Hong Kong Listing Rules") (which deals with equity securities - shares schemes), SCL adopted the SCL 2024 Equity Plan, which was approved by its shareholders on May 17, 2024, and took effect on May 29, 2024. All existing awards under the SCL 2009 Equity Plan and SCL 2019 Equity Plan previously granted, but unexercised or unvested (as the case may be), will remain valid and (where applicable) exercisable in accordance with their terms of grant. No further awards may be granted under the SCL 2019 Equity Plan.
Pursuant to Chapter 17 of the Hong Kong Listing Rules, the maximum number of shares that may be issued in respect of all share-based awards (under which new shares will be issued) to be granted under the SCL 2024 Equity Plan are subject to the scheme mandate limit, and the aggregation of other share-based awards granted to an eligible person in any 12-month period prior to (and including) the date of grant shall not exceed 1% of the shares in issue on the date of grant.
As of December 31, 2024, the scheme mandate limit under the SCL 2024 Equity Plan were 809,337,956 SCL shares. SCL's remuneration committee may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance compensation awards or any combination of the foregoing pursuant to the SCL 2024 Equity Plan.
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
Under the SCL 2009 Equity Plan, the SCL 2019 Equity Plan and the SCL 2024 Equity Plan, SCL granted restricted stock units to eligible employees. Such restricted stock units generally vest over three years or other periods subject to approval. Grantees are entitled to a future cash payment that is equivalent to the fair value of the restricted stock unit and any accumulated dividends in cash upon vesting.
Stock-Based Compensation Activity
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2024	2023	2022

LVSC Amended 2004 Plan:
Weighted average volatility	25.1%	26.1%	26.0%
Expected term (in years)	8.0	8.4	6.3
Risk-free rate	4.1%	4.0%	2.1%
Expected dividend yield	1.7%	1.7%	—%
SCL Equity Plan:
Weighted average volatility	—%	—%	43.7%
Expected term (in years)	—	—	7.2
Risk-free rate	—%	—%	2.7%
Expected dividend yield	—%	—%	—%

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
A summary of the stock option activity for the Company's equity award plans for the year ended December 31, 2024, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)

LVSC Amended 2004 Plan:
Outstanding as of January 1, 2024	14,914,378	$48.04
Granted	6,824	47.93
Exercised	(20,000)	33.17
Forfeited or expired	(2,335,586)	56.62
Outstanding as of December 31, 2024	12,565,616	$46.47	5.46	$97
Exercisable as of December 31, 2024	10,434,635	$47.07	5.03	$81
SCL Equity Plan:
Outstanding as of January 1, 2024	44,325,350	$4.84
Forfeited or expired	(4,982,800)	6.80
Outstanding as of December 31, 2024	39,342,550	$4.59	3.33	$1
Exercisable as of December 31, 2024	36,042,550	$4.80	2.94	$—
A summary of the unvested restricted stock and restricted stock units under the Company's equity award plans for the year ended December 31, 2024, is presented below:

	Shares	Weighted Average Grant Date Fair Value

LVSC Amended 2004 Plan:
Unvested Restricted Stock
Balance as of January 1, 2024	17,166	$61.15
Granted	21,185	47.20
Vested	(17,166)	61.15
Balance as of December 31, 2024	21,185	$47.20
Unvested Restricted Stock Units
Balance as of January 1, 2024	880,640	$54.14
Granted	1,168,501	50.40
Vested	(462,752)	52.10
Forfeited	(1,215)	61.65
Balance as of December 31, 2024	1,585,174	$51.92
SCL Equity Plan:
Unvested Restricted Stock Units
Balance as of January 1, 2024	17,890,996	$2.98
Granted	14,788,400	2.66
Vested	(10,677,260)	3.00
Forfeited	(678,708)	2.64
Balance as of December 31, 2024	21,323,428	$2.76
The grant date fair value of SCL's restricted stock unit awards is the share price of SCL's ordinary stock at the respective grant date. The fair value of these awards is remeasured each reporting period until the vesting dates. Upon settlement, SCL will pay the grantees an amount in cash calculated based on the closing price of SCL's stock on the vesting date or higher of (i) the closing price of SCL's stock on the vesting date, and (ii) the average closing price of SCL's stock for the five trading days immediately preceding the vesting date. The accrued liability associated with these cash-settled restricted stock units was $28 million and $32 million as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, under the Amended 2004 Plan there was $15 million and $56 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock and stock units, respectively. The stock option and restricted stock and stock unit costs are expected to be recognized over a weighted average period of 3.2 years and 1.9 years, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
As of December 31, 2024, under the SCL Equity Plan there was $2 million and $29 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock units, respectively. The stock option and restricted stock unit costs are expected to be recognized over a weighted average period of 2.0 years and 2.8 years, respectively.
The stock-based compensation activity for the Amended 2004 Plan and SCL Equity Plan is as follows for the three years ended December 31, 2024:

	Year Ended December 31,
	2024	2023	2022

	(Dollars in millions, except weighted average grant date fair values)
Compensation expense:
Stock options	$20	$21	$24
Restricted stock and stock units	58	51	46
	$78	$72	$70
Income tax benefit recognized in the consolidated statements of operations	$4	$3	$2
Compensation cost capitalized as part of property and equipment	$1	$1	$2

LVSC Amended 2004 Plan:
Stock options granted	6,824	510,157	1,730,000
Weighted average grant date fair value	$14.65	$15.58	$12.74

Restricted stock granted	21,185	17,166	46,448
Weighted average grant date fair value	$47.20	$61.15	$30.14

Restricted stock units granted	1,168,501	577,636	123,497
Weighted average grant date fair value	$50.40	$57.77	$42.55

Stock options exercised:
Intrinsic value	$—	$1	$—
Cash received	$1	$3	$—

SCL Equity Plan:
Stock options granted	—	—	3,300,000
Weighted average grant date fair value	$—	$—	$1.13

Restricted stock units granted	14,788,400	6,792,000	9,393,200
Weighted average grant date fair value	$2.66	$3.44	$2.32

Stock options exercised:
Intrinsic value	$—	$—	$—
Cash received	$—	$1	$—
Note 19 — Related Party Transactions
During the years ended December 31, 2024, 2023 and 2022, Dr. Adelson, her family members and trusts and other entities established for the benefit of Dr. Adelson's family members (collectively the “Principal Stockholders”) purchased certain services from the Company including security and medical support, and other goods and services for $4 million, $2 million and $3 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company incurred approximately $1 million, $1 million and $1 million, respectively, for food and beverage services, newspaper subscriptions and security support from entities in which the Principal Stockholders have an ownership interest.
During the years ended December 31, 2024, 2023 and 2022, the Company incurred certain expenses of $5 million, $11 million and $6 million, respectively, related to the Company's use of Principal Stockholders' personal aircraft and aircraft refurbishment and maintenance services for business purposes. During the years ended December 31, 2024, 2023 and 2022, the Company charged the Principal Stockholders $36 million, $21 million and $19 million, respectively, related to aviation costs incurred by the Company for the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Principal Stockholders' use of Company aviation personnel and assets for personal purposes, as well as payments made by the Company to manage the Principal Stockholder's personal aircraft.
Related party receivables were $7 million and $8 million as of December 31, 2024 and 2023, respectively. Related party payables were approximately $1 million as of December 31, 2024 and 2023.
On November 28, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Dr. Adelson and the Miriam Adelson Trust (the “Selling Stockholders”), and Goldman Sachs & Co. LLC and BofA Securities, Inc., as representatives (the “Representatives”) of several underwriters, relating to the sale by the Selling Stockholders of 46,264,168 shares of the Company’s common stock at a public offering price of $44.00 per share (the “Offering”). In addition, concurrently with the closing of the Offering, the Company repurchased 5,783,021 shares of its Common Stock from the Underwriters for $250 million at a price per share equal to the public offering price, less underwriting discounts and commissions.
On July 11, 2022, the Company entered into an intercompany term loan agreement with SCL, a related party, in the amount of $1.0 billion, which is repayable on July 11, 2028. In the first two years from July 11, 2022, SCL had the option to elect to pay cash interest at 5.0% per annum or payment-in-kind interest at 6.0% per annum by adding the amount of such interest to the then-outstanding principal amount of the loan, following which only cash interest at 5.0% per annum will be payable. This loan is unsecured, subordinated to all third-party unsecured indebtedness and other obligations of SCL and its subsidiaries, and is eliminated in consolidation.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 20 — Segment Information
The Company views each of its operating properties as a reportable segment, which have been identified based on various factors such as regulatory environment, geography and the level at which the information is reviewed by the Company's chief operating decision maker (the “CODM”). The Company's CODM is its Chief Executive Officer.
The Company’s principal operating and developmental activities occur in two geographic areas: Macao and Singapore. The Company's reportable segments are: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; Sands Macao; and Marina Bay Sands. The Company has included Ferry Operations and Other (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to its properties in Macao) and Corporate and Other (which includes construction and development activities for projects under development not included in its reportable segments) to reconcile to the consolidated results of operations and financial condition. The Company's reportable segments are not aggregated.
The Company's reportable segments generate revenue from casino wagers, room sales, food and beverage and retail transactions, rental income from mall tenants, convention sales and entertainment and ferry ticket sales.
The accounting policies applied to the segments are the same as those described in the summary of significant accounting policies (see “Note 2 — Summary of Significant Accounting Policies”). The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Intersegment transactions, with the exception of intercompany royalties, are not eliminated from segment results as management considers those transactions in assessing the results of the respective segments.
The CODM assesses the performance of each segment and allocates resources to each segment based on adjusted property EBITDA. Consolidated adjusted property EBITDA, which is a supplemental non-GAAP financial measure, is net income (loss) from continuing operations before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. The Company has significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA.
Consolidated adjusted property EBITDA is used by the CODM and management, as well as industry analysts, to evaluate operations and operating performance. In particular, the CODM and management utilize consolidated adjusted property EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including LVSC, have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Not all companies calculate adjusted property EBITDA in the same manner. As a result, consolidated adjusted property EBITDA as presented by the Company may not be directly comparable to similarly titled measures presented by other companies.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The Company's segment information as of and for the years ended December 31, 2024, 2023 and 2022, is as follows:

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Year Ended December 31, 2024
Casino	$2,282	$1,462	$740	$572	$290	$—	$5,346	$2,957	$—	$8,303
Rooms	210	302	137	107	18	—	774	500	—	1,274
Food and beverage	64	92	62	31	11	—	260	347	—	607
Mall	230	77	27	158	1	—	493	262	—	755
Convention, retail and other	38	51	7	4	2	98	200	159	—	359
Net revenues	2,824	1,984	973	872	322	98	7,073	4,225	—	11,298
Intersegment revenues	7	—	—	—	—	27	34	5	250	289
Net revenues before intersegment eliminations	2,831	1,984	973	872	322	125	7,107	4,230	250	11,587
Less:
Payroll and related expenses	413	355	194	106	90	41	1,199	677	—	1,876
Gaming taxes	1,073	775	365	347	134	—	2,694	751	—	3,445
Other expenses(1)	252	311	117	98	42	67	887	750	250	1,887
Segment expenses	1,738	1,441	676	551	266	108	4,780	2,178	250	7,208

Segment/Consolidated adjusted property EBITDA	1,093	543	297	321	56	17	2,327	2,052	—	4,379
Other Operating Costs and Expenses
Stock-based compensation(2)										(27)
Corporate										(290)
Pre-opening										(14)
Development										(228)
Depreciation and amortization										(1,308)
Amortization of leasehold interests in land										(60)
Loss on disposal or impairment of assets										(50)
Operating income										2,402
Other Non-Operating Costs and Expenses
Interest income										275
Interest expense, net of amounts capitalized										(727)
Other income										10
Income tax expense										(208)
Net income										$1,752

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Year Ended December 31, 2023
Casino	$2,151	$1,283	$655	$462	$290	$—	$4,841	$2,681	$—	$7,522
Rooms	191	324	135	94	17	—	761	443	—	1,204
Food and beverage	63	86	49	30	12	—	240	344	—	584
Mall	227	66	32	187	1	—	513	254	—	767
Convention, retail and other	43	33	8	6	2	80	172	123	—	295
Net revenues	2,675	1,792	879	779	322	80	6,527	3,845	—	10,372
Intersegment revenues	7	—	—	—	—	25	32	4	224	260
Net revenues before intersegment eliminations	2,682	1,792	879	779	322	105	6,559	3,849	224	10,632
Less:
Payroll and related expenses	380	330	187	102	93	35	1,127	617	—	1,744
Gaming taxes	1,012	672	317	276	134	—	2,411	652	—	3,063
Other expenses(1)	236	274	106	93	36	52	797	719	224	1,740
Segment expenses	1,628	1,276	610	471	263	87	4,335	1,988	224	6,547

Segment/Consolidated adjusted property EBITDA	1,054	516	269	308	59	18	2,224	1,861	—	4,085
Other Operating Costs and Expenses
Stock-based compensation(2)										(29)
Corporate										(230)
Pre-opening										(15)
Development										(205)
Depreciation and amortization										(1,208)
Amortization of leasehold interests in land										(58)
Loss on disposal or impairment of assets										(27)
Operating income										2,313
Other Non-Operating Costs and Expenses
Interest income										288
Interest expense, net of amounts capitalized										(818)
Other expense										(8)
Income tax expense										(344)
Net income										$1,431

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Year Ended December 31, 2022
Casino	$438	$194	$116	$146	$53	$—	$947	$1,680	$—	$2,627
Rooms	55	61	33	29	6	—	184	285	—	469
Food and beverage	17	26	10	10	4	—	67	234	—	301
Mall	154	47	25	127	1	—	354	226	—	580
Convention, retail and other	11	22	4	1	1	6	45	88	—	133
Net revenues	675	350	188	313	65	6	1,597	2,513	—	4,110
Intersegment revenues	7	—	—	—	—	23	30	3	107	140
Net revenues before intersegment eliminations	682	350	188	313	65	29	1,627	2,516	107	4,250
Less:
Payroll and related expenses	342	281	172	90	90	32	1,007	516	—	1,523
Gaming taxes	226	115	63	82	29	—	515	420	—	935
Other expenses(1)	139	143	56	60	27	4	429	524	107	1,060
Segment expenses	707	539	291	232	146	36	1,951	1,460	107	3,518

Segment/Consolidated adjusted property EBITDA	(25)	(189)	(103)	81	(81)	(7)	(324)	1,056	—	732

Other Operating Costs and Expenses
Stock-based compensation(2)										(33)
Corporate										(235)
Pre-opening										(13)
Development										(143)
Depreciation and amortization										(1,036)
Amortization of leasehold interests in land										(55)
Loss on disposal or impairment of assets										(9)
Operating income										(792)
Other Non-Operating Costs and Expenses
Interest income										116
Interest expense, net of amounts capitalized										(702)
Other expense										(9)
Income tax expense										(154)
Net income										$(1,541)
_________________________
(1)Consists of gaming and non-gaming operating expenses and selling, general and administrative expenses of each segment.
(2)During the years ended December 31, 2024, 2023 and 2022, the Company recorded stock-based compensation expense of $78 million, $72 million and $70 million, respectively, of which $51 million, $43 million and $37 million, respectively, was included in corporate expense in the accompanying consolidated statements of operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31,
	2024	2023	2022

	(In millions)
Capital Expenditures
Corporate and Other	$40	$200	$60
Macao:
The Venetian Macao	262	71	52
The Londoner Macao	545	132	175
The Parisian Macao	39	9	3
The Plaza Macao and Four Seasons Macao	14	15	9
Sands Macao	16	6	4
Ferry Operations and Other	3	—	—
	879	233	243
Marina Bay Sands	648	584	348
Total capital expenditures	$1,567	$1,017	$651

	December 31,
	2024	2023	2022

	(In millions)
Total Assets
Corporate and Other	$3,353	$5,167	$5,422
Macao:
The Venetian Macao	2,806	2,548	2,135
The Londoner Macao	4,665	4,193	4,489
The Parisian Macao	1,710	1,802	1,828
The Plaza Macao and Four Seasons Macao	987	1,059	1,020
Sands Macao	253	287	208
Ferry Operations and Other	719	335	870
	11,140	10,224	10,550
Marina Bay Sands	6,173	6,387	6,067
Total assets	$20,666	$21,778	$22,039

	December 31,
	2024	2023	2022

	(In millions)
Total Long-Lived Assets(1)
United States	$587	$608	$177
Macao:
The Venetian Macao	1,503	1,337	1,415
The Londoner Macao	4,086	3,796	4,085
The Parisian Macao	1,591	1,665	1,789
The Plaza Macao and Four Seasons Macao	844	896	975
Sands Macao	170	169	180
Ferry Operations and Other	23	29	41
	8,217	7,892	8,485
Singapore:
Marina Bay Sands	5,121	5,141	4,891
Other	70	47	26
Total long-lived assets	$13,995	$13,688	$13,579
_________________________
(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and leasehold interests in land, net of accumulated amortization.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 21 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First	Second	Third	Fourth	Total

	(In millions, except per share data)
2024
Net revenues	$2,959	$2,761	$2,682	$2,896	$11,298
Operating income	717	591	504	590	2,402
Net income	583	424	353	392	1,752
Net income attributable to Las Vegas Sands Corp.	494	353	275	324	1,446
Basic earnings per share	0.66	0.48	0.38	0.45	1.97
Diluted earnings per share	0.66	0.48	0.38	0.45	1.96

2023
Net revenues	$2,120	$2,542	$2,795	$2,915	$10,372
Operating income	378	537	688	710	2,313
Net income	145	368	449	469	1,431
Net income attributable to Las Vegas Sands Corp.	147	312	380	382	1,221
Basic earnings per share	0.19	0.41	0.50	0.50	1.60
Diluted earnings per share	0.19	0.41	0.50	0.50	1.60
Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings per share amounts for the respective year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
For the Years Ended December 31, 2024, 2023 and 2022

Description	Balance at Beginning of Year	Provision for Credit Losses	Write-offs, Net of Recoveries	Balance at End of Year

	(In millions)
Provision for credit losses:
2022	$232	15	(30)	$217
2023	$217	4	(20)	$201
2024	$201	$19	(34)	$186

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

	(In millions)
Deferred income tax asset valuation allowance:
2022	$5,034	63	(1,014)	$4,083
2023	$4,083	—	(204)	$3,879
2024	$3,879	5	(1,108)	$2,776

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2024, and have concluded they are effective at the reasonable assurance level.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, the Company's management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (2013).”
Based on this assessment, management concluded, as of December 31, 2024, the Company's internal control over financial reporting is effective based on this framework.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

ITEM 9B. — OTHER INFORMATION
During the quarter ended December 31, 2024, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.
ITEM 9C. — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 3, 2025 (the “Proxy Statement”), including under the captions “Board of Director Nominees,” “Executive Officers” and “Information Regarding the Board and Its Committees.”
We have adopted a Code of Business Conduct and Ethics (the “Code”), which is posted on our website at www.sands.com, along with any amendments or waivers to the Code. Copies of the Code are available without charge by sending a written request to Investor Relations at the following address: Las Vegas Sands Corp., 5420 S. Durango Dr., Las Vegas, Nevada 89113.
We have adopted a Securities Trading Policy governing the purchase, sale and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. A copy of our Securities Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
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

2.3^
Letter Agreement, dated as of August 3, 2021, by and among Las Vegas Sands Corp., Pioneer OpCo, LLC and VICI Properties L.P. (incorporated by reference from Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2021 and filed on October 22, 2021).

2.4^
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

3.2*	Fourth Amended and Restated By-Laws of Las Vegas Sands Corp., as further amended effective January 28, 2025.
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

4.4*	Description of Capital Stock.
10.1
Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macao Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.39 to the Company's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-118827) dated October 25, 2004).

10.2
Development Agreement, dated August 23, 2006, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2006 and filed on November 9, 2006).

Exhibit No.	Description of Document
10.3
Land Concession Agreement, dated as of April 10, 2007, relating to the Venetian Macao, Four Seasons Macao and Site 3 among the Macau Special Administrative Region, Venetian Cotai Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2007 and filed on May 10, 2007).

10.4
Amendment, published on April 23, 2008, to Land Concession Agreement, dated as of December 10, 2003, relating to the Sands Macao between the Macau Special Administrative Region and Venetian Macau Limited (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2008 and filed on May 9, 2008).

10.5
Amendment published on October 29, 2008, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.6
Investor Rights Agreement, dated as of September 30, 2008, by and between Las Vegas Sands Corp. and the Investor named therein (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2008 and filed on November 10, 2008).

10.7
Second Amended and Restated Registration Rights Agreement, dated as of November 14, 2008, by and among Las Vegas Sands Corp., Dr. Miriam Adelson and the other Adelson Holders (as defined therein) that are party to the agreement from time to time (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on November 14, 2008).

10.8
Supplement to Development Agreement, dated December 11, 2009, by and between Singapore Tourism Board and Marina Bay Sands PTE. LTD (incorporated by reference from Exhibit 10.76 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2009 and filed on March 1, 2010).

10.9+
Form of Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.51 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2010 and filed on March 1, 2011).

10.10+
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

10.12+
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

10.15+
Form of Director Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.16+
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

Exhibit No.	Description of Document
10.17+
Form of Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.18+
Form of Director Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.19+
Form of Director Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.20+
Form of Director Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (with deferred settlement) (incorporated by reference from Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.21+
Form of Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.22+
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

10.26+	Las Vegas Sands Corp. Amended and Restated 2004 Equity Award Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32373) filed on May 20, 2019).
10.27†
Development Agreement, dated April 3, 2019, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the three and six months ended June 30, 2019 and filed on July 24, 2019).

10.28
Third Amendment and Restatement Agreement, dated as of August 30, 2019, among Marina Bay Sands Pte. Ltd., as borrower, the various lenders party thereto and DBS Bank Ltd., as agent and security trustee and the other parties thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on September 4, 2019).

10.29+
Amendment to Non-Employee Director Compensation Program — Increase to Annual Cash Retainer (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the three and nine months ended September 30, 2019 and filed on October 25, 2019).

10.30†
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

10.31+
Employment Agreement, dated August 19, 2019, among Las Vegas Sands Corp., Las Vegas Sands, LLC and D. Zachary Hudson (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2020 and filed on July 24, 2020).

10.32+
Terms of Continued Employment, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.33+
Terms of Continued Employment, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Patrick Dumont (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.34+
Terms of Continued Employment, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Randy A. Hyzak (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

Exhibit No.	Description of Document
10.35+
First Amendment to Employment Agreement, dated March 24, 2021, among Las Vegas Sands Corp., Las Vegas Sands, LLC and D. Zachary Hudson (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on March 24, 2021).

10.36†
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

10.37
Fourth Amendment and Restatement Agreement, dated as of February 9, 2022, among Marina Bay Sands Pte. Ltd., as borrower, and DBS Bank Ltd., as agent and security trustee (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on February 14, 2022).

10.38^
Term Loan Credit and Security Agreement, dated as of February 23, 2022, by and among Pioneer HoldCo, LLC, Pioneer OpCo, LLC as Borrower, the Guarantors party thereto, and Las Vegas Sands Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2022 and filed on April 29, 2022).

10.39
Subordinated Term Loan Agreement, dated as of July 11, 2022, by and between Sands China Ltd., as the Borrower, and Las Vegas Sands Corp., as the Lender (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2022 and filed on July 22, 2022).

10.40
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

10.41**
Deed of Reversion (The Londoner Macao), dated as of December 30, 2022, by and among Venetian Macau Limited, Venetian Orient Limited and the Macao Special Administrative Region (incorporated by reference from Exhibit 10.52 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2022 and filed on February 3, 2023).

10.42
Handover Deed, dated as of December 30, 2022, by and between Venetian Macau Limited and the Macao Special Administrative Region (incorporated by reference from Exhibit 10.53 to the Company's Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2022 and filed on February 3, 2023).

10.43†
Supplemental Development Agreement, dated March 22, 2023, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2023 and filed on April 21, 2023).

10.44+
Second Amendment to Employment Agreement, dated December 13, 2023, among Las Vegas Sands Corp., Las Vegas Sands, LLC and D. Zachary Hudson (incorporated by reference from Exhibit 10.51 to the Company's Annual Report on Form 10-K (File No. 001-32373) filed on February 7, 2024).

10.45+
First Amendment to Employment Agreement, dated January 25, 2024, among Las Vegas Sands Corp., Las Vegas Sands, LLC and Randy A. Hyzak (incorporated by reference from Exhibit 10.52 to the Company’s Annual Report on Form 10-K (File No. 001-32373) filed on February 7, 2024).

10.46†
Revolving Credit Agreement, dated as April 3, 2024, by and among Las Vegas Sands Corp., as borrower, the lenders and issuing banks from time to time party thereto and The Bank of Nova Scotia, as administrative agent, swingline lender and an issuing bank. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on April 3, 2024).

10.47
Letter Agreement, dated April 1, 2024 and effective April 3, 2024, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on April 5, 2024).

10.48+	Las Vegas Sands Corp. Amended and Restated 2004 Equity Award Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on May 10, 2024).
10.49^
Facility Agreement dated October 23, 2024, among Sands China Ltd., Bank of China Limited, Macau Branch, as agent, and the arrangers and lenders listed therein (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2024 and filed on October 25, 2024).

10.50^
Second Supplemental Agreement, dated January 8, 2025, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on January 10, 2025).

19.1*	Securities Trading Policy.
21.1*	Subsidiaries of Las Vegas Sands Corp.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Haiwen & Partners

Exhibit No.	Description of Document
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy.
101*	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
_________________________
*    Filed herewith.
**    The following Deeds of Reversion are substantially identical in all material respects, except as to the subject property, to the Deed of Reversion that is filed as Exhibit 10.41 hereto and are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K:
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
^    Certain schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
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
Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the Company’s debt are not filed with this Annual Report on Form 10-K. A copy of any such instrument will be furnished to the Securities and Exchange Commission upon request.
ITEM 16. — FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.
February 7, 2025	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein, Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT G. GOLDSTEIN	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 7, 2025
Robert G. Goldstein

/S/ PATRICK DUMONT	President, Chief Operating Officer and Director	February 7, 2025
Patrick Dumont

/S/ MARK BESCA	Director	February 7, 2025
Mark Besca

/S/ IRWIN CHAFETZ	Director	February 7, 2025
Irwin Chafetz

/S/ MICHELINE CHAU	Director	February 7, 2025
Micheline Chau

/S/ CHARLES D. FORMAN	Director	February 7, 2025
Charles D. Forman

/S/ LEWIS KRAMER	Director	February 7, 2025
Lewis Kramer

/S/ ALAIN LI	Director	February 7, 2025
Alain Li

/S/ RANDY HYZAK	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 7, 2025
Randy Hyzak