Form 10-Q
period 2025-03-31
LAS VEGAS SANDS CORP
filed 2025-04-25
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2025
Common Stock ($0.001 par value)	706,627,556 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,036	$3,650
Accounts receivable, net of provision for credit losses of $172 and $186	435	417
Inventories	41	41
Prepaid expenses and other	209	182
Total current assets	3,721	4,290
Loan receivable	1,264	1,264
Property and equipment, net	12,058	11,993
Restricted cash and cash equivalents	125	125
Deferred income taxes, net	122	122
Leasehold interests in land, net	2,855	2,002
Goodwill and intangible assets, net	660	545
Other assets, net	442	325
Total assets	$21,247	$20,666
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$151	$164
Construction payables	245	263
Other accrued liabilities	2,586	1,985
Income taxes payable	279	229
Current maturities of debt	2,994	3,160
Total current liabilities	6,255	5,801
Other long-term liabilities	917	925
Deferred income taxes	185	188
Debt	10,857	10,592
Total liabilities	18,214	17,506
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 835 and 834 shares issued, 707 and 716 shares outstanding	1	1
Treasury stock, at cost, 128 and 118 shares	(7,213)	(6,759)
Capital in excess of par value	6,307	6,245
Accumulated other comprehensive loss	(24)	(58)
Retained earnings	3,628	3,455
Total Las Vegas Sands Corp. stockholders’ equity	2,699	2,884
Noncontrolling interests	334	276
Total equity	3,033	3,160
Total liabilities and equity	$21,247	$20,666
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,127	$2,228
Rooms	324	330
Food and beverage	141	150
Mall	186	174
Convention, retail and other	84	77
Net revenues	2,862	2,959
Operating expenses:
Casino	1,157	1,180
Rooms	81	78
Food and beverage	126	126
Mall	22	20
Convention, retail and other	59	57
Provision for credit losses	5	11
General and administrative	273	286
Corporate	73	78
Pre-opening	4	3
Development	69	53
Depreciation and amortization	362	320
Amortization of leasehold interests in land	15	16
Loss on disposal or impairment of assets	7	14
	2,253	2,242
Operating income	609	717
Other income (expense):
Interest income	42	71
Interest expense, net of amounts capitalized	(174)	(182)
Other expense	(1)	(6)
Loss on modification or early retirement of debt	(5)	—
Income before income taxes	471	600
Income tax expense	(63)	(17)
Net income	408	583
Net income attributable to noncontrolling interests	(56)	(89)
Net income attributable to Las Vegas Sands Corp.	$352	$494
Earnings per share:
Basic	$0.49	$0.66
Diluted	$0.49	$0.66
Weighted average shares outstanding:
Basic	712	750
Diluted	713	752
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2025	2024

	(In millions) (Unaudited)
Net income	$408	$583
Currency translation adjustment	27	(57)
Cash flow hedge fair value adjustment	10	(12)
Total comprehensive income	445	514
Comprehensive income attributable to noncontrolling interests	(59)	(85)
Comprehensive income attributable to Las Vegas Sands Corp.	$386	$429
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at January 1, 2024	$1	$(4,991)	$6,481	$27	$2,600	$(14)	$4,104
Net income	—	—	—	—	494	89	583
Currency translation adjustment	—	—	—	(57)	—	—	(57)
Cash flow hedge fair value adjustment	—	—	—	(8)	—	(4)	(12)
Stock-based compensation	—	—	14	—	—	1	15
Tax withholding on vesting of equity awards	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	(455)	—	—	—	—	(455)
Dividends declared ($0.20 per share) (Note 6)	—	—	—	—	(151)	—	(151)
Balance at March 31, 2024	$1	$(5,446)	$6,493	$(38)	$2,943	$72	$4,025

Balance at January 1, 2025	$1	$(6,759)	$6,245	$(58)	$3,455	$276	$3,160
Net income	—	—	—	—	352	56	408
Currency translation adjustment	—	—	—	27	—	—	27
Cash flow hedge fair value adjustment	—	—	—	7	—	3	10
Stock-based compensation	—	—	10	—	—	1	11
Tax withholding on vesting of equity awards	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	(454)	—	—	—	—	(454)
Settlement of contracts for purchase of noncontrolling interest	—	—	2	—	—	(2)	—
Capped call option contract	—	—	52	—	—	—	52
Dividends declared ($0.25 per share) (Note 6)	—	—	—	—	(179)	—	(179)
Balance at March 31, 2025	$1	$(7,213)	$6,307	$(24)	$3,628	$334	$3,033
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024

	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$408	$583
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	362	320
Amortization of leasehold interests in land	15	16
Amortization of deferred financing costs and original issue discount	13	15
Paid-in-kind interest income	—	(17)
Loss on modification or early retirement of debt	5	—
Loss on disposal or impairment of assets	1	3
Stock-based compensation expense	11	14
Provision for credit losses	5	11
Foreign exchange loss	2	5
Deferred income taxes	(6)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(20)	48
Other assets	(36)	5
Accounts payable	(14)	(10)
Other liabilities	(220)	(269)
Net cash generated from operating activities	526	714
Cash flows from investing activities:
Capital expenditures	(379)	(196)
Acquisition of intangible assets and other	(75)	(4)
Net cash used in investing activities	(454)	(200)
Cash flows from financing activities:
Tax withholding on vesting of equity awards	(2)	(2)
Repurchase of common stock	(416)	(450)
Dividends paid	(179)	(151)
Proceeds from debt	2,797	—
Repayments of debt	(2,710)	(17)
Payments of financing costs	(164)	—
Capped call option contract	1	—
Other	(19)	(19)
Net cash used in financing activities	(692)	(639)
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	6	(24)
Decrease in cash, cash equivalents and restricted cash and cash equivalents	(614)	(149)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	3,775	5,229
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$3,161	$5,080
Supplemental disclosure of cash flow information
Cash payments for interest, net of amounts capitalized	$246	$260
Cash payments for taxes, net of refunds	$34	$31
Change in construction-related payables	$(17)	$21
Excise tax accrued on repurchase of common stock	$4	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Organization and Business of Company
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2024, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year.
Development Projects
Macao
The Company operates gaming areas within the Macao Special Administrative Region (“Macao”), pursuant to a 10-year concession agreement (the “Concession”), which expires on December 31, 2032. As part of the Concession entered into by Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd., a majority-owned subsidiary of the Company) and the Macao government, VML has committed to invest, or cause to be invested, at least 35.84 billion patacas (approximately $4.47 billion at exchange rates in effect on March 31, 2025) in Macao. Of this total, 33.39 billion patacas (approximately $4.17 billion at exchange rates in effect on March 31, 2025) must be invested in non-gaming projects. These investments must be accomplished by December 2032.
Pursuant to the Concession, the Company has spent approximately $168 million on these projects for the year ended December 31, 2023. This amount was reviewed and confirmed as qualified spend under the Concession by the Macao government following an audit conducted in July 2024, with results issued in November 2024. The Macao government conducts an annual audit to confirm qualified concession investments for the prior year. As of the date of this filing, the audit process for the Company’s investments spent during the year ended December 31, 2024, has not yet commenced.
The Company continued work on Phase II of The Londoner Macao, which primarily includes the renovation of the rooms in the Sheraton hotel towers, an upgrade of the gaming areas and the addition of attractions, dining, retail and entertainment offerings. The conversion of the Sheraton Grand Macao into the Londoner Grand hotel is now complete and represents Macao’s first Marriott International Luxury Collection hotel. Construction of the newly renovated rooms and suites at the Londoner Grand resulted in a total of 2,405 rooms and suites, with 1,746 rooms and suites licensed for occupancy as of March 31, 2025 and the remaining rooms and suites licensed for occupancy in early April 2025. These projects have a total estimated cost of $1.2 billion and were substantially completed during the first quarter of 2025.
Singapore
In April 2019, the Company’s wholly owned subsidiary, Marina Bay Sands Pte. Ltd. (“MBS”) and the Singapore Tourism Board (“STB”) entered into a development agreement (the “Second Development Agreement”) pursuant to which MBS has agreed to construct a development (the “MBS Expansion Project”) on a land parcel adjacent to Marina Bay Sands. The MBS Expansion Project will include a hotel tower with luxury rooms and suites, a rooftop attraction, premium gaming areas, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats.
On January 8, 2025, MBS entered into a second supplemental agreement to the Second Development Agreement with the Singapore government (the “Second Supplemental Agreement”) whereby MBS committed to assume liability for the cost of the land premium associated with the additional 2,000 square meters of gaming area and 10,000 square meters of ancillary area in support of the gaming area (collectively, the “Additional Gaming Area”) as well as other adjustments to the land premiums resulting from the consequential changes to the allocations of gross floor area for the MBS Expansion Project since the first payment made in 2019 (the “Additional Land Premium”). These allocations prescribe and limit the use of the gross floor area for hotel, gaming, retail, food and beverage, MICE and arena at the MBS Expansion Project site. The Second Supplemental Agreement also formalized the dates by which MBS has agreed with the Singapore government to commence and complete construction of the MBS Expansion Project, being July 8, 2025 and July 8, 2029, respectively. These dates were previously agreed by way of the letter agreement, dated April 1, 2024, between the STB and MBS.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
While the Company’s current estimate is that construction will be complete by June 2030 with an anticipated opening date in January 2031, any extension of the completion date beyond the July 8, 2029 deadline is subject to the approval of the Singapore government.
The Company’s estimated total project cost is approximately $8.0 billion, inclusive of financing fees and interest, land premiums and the purchase of the additional 2,000 square meters of gaming area, increasing Marina Bay Sands’ total approved gaming area to 17,000 square meters across the existing property and the MBS Expansion Project.
The Company has incurred approximately $2.3 billion as of March 31, 2025, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS development project site and the accrual of 1.13 billion Singapore dollars (“SGD,” approximately $845 million at exchange rates in effect on March 31, 2025) for the Additional Gaming Area payment, which was made on April 2, 2025.
The Company is continuing with the renovation of the Tower 3 hotel rooms at Marina Bay Sands into world class suites and other property changes at an estimated cost of approximately $750 million to be completed in phases during the first half of 2025. These renovations will result in a total of 1,844 rooms and suites upon completion and are substantially upgrading the overall guest experience for its premium customers, including new dining and retail experiences, and upgrading the casino floor including the introduction of tower gaming, among other things. These projects are in addition to the MBS Expansion Project.
New York
On June 2, 2023, the Company acquired the Nassau Veterans Memorial Coliseum (the “Nassau Coliseum”) from Nassau Live Center, LLC and related entities, which included the right to lease the underlying land from the County of Nassau in the State of New York. The Company purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. On April 23, 2025, the Company announced its decision to cease pursuit of a casino license from the state of New York in light of concerns regarding a lower anticipated return on investment due to various factors, including the impact of the potential legalization of online gaming on the New York market. The Company is in the process of seeking a potential acquiror to whom it can transact the opportunity to bid for a casino license on the Nassau Coliseum site. There is no assurance the Company will be able to transact such opportunity or to resolve certain matters associated with the right to lease the underlying land from Nassau County.
Intercompany Loan Agreement with SCL
On March 27, 2025, Sands China Ltd. (“SCL”) repaid in full to LVSC the outstanding intercompany loan balance and any outstanding interest totaling $1.07 billion.
Note 2 — Accounts Receivable, Net and Customer Contract Related Liabilities
Accounts Receivable and Provision for Credit Losses
Accounts receivable consists of the following:

	March 31, 2025	December 31, 2024

	(In millions)
Casino	$519	$462
Rooms	19	28
Mall	31	63
Other	38	50
	607	603
Less - provision for credit losses	(172)	(186)
	$435	$417

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	2025	2024

	(In millions)
Balance at January 1	$186	$201
Current period provision for credit losses	5	11
Write-offs	(21)	(4)
Exchange rate impact	2	(2)
Balance at March 31	$172	$206
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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2025	2024	2025	2024	2025	2024

	(In millions)
Balance at January 1	$112	$135	$38	$45	$763	$690
Balance at March 31	95	83	37	45	767	705
Increase (decrease)	$(17)	$(52)	$(1)	$—	$4	$15
____________________
(1)Of this amount, $171 million and $175 million as of March 31 and January 1, 2025, respectively, and $166 million and $167 million as of March 31 and January 1, 2024, respectively, related to mall deposits that are accounted for based on lease terms usually greater than one year.
Note 3 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following:

	March 31, 2025	December 31, 2024

	(In millions)
Marina Bay Sands	$2,841	$1,969
The Londoner Macao	290	290
The Venetian Macao	236	236
The Plaza Macao and Four Seasons Macao	105	106
The Parisian Macao	88	88
Sands Macao	36	36
	3,596	2,725
Less — accumulated amortization	(741)	(723)
	$2,855	$2,002
The Company recognized SGD 1.13 billion (approximately $845 million at exchange rates in effect on March 31, 2025) in leasehold interests in land for MBS’ purchase of Additional Gaming Area and a corresponding liability in “Other accrued liabilities” as of March 31, 2025, which was paid on April 2, 2025. The remainder of the Additional Land Premium related to the Second Supplemental Agreement is expected to be approximately SGD 182 million (approximately $136 million at exchange rates in effect on March 31, 2025) and to be finalized at the end of 2025 or during the first quarter of 2026.
The estimated future amortization expense over the expected terms of the Company’s leasehold interests in land is approximately $57 million for the nine months ending December 31, 2025, $76 million for each of the years ending December 31, 2026 through 2029, and $2.64 billion thereafter.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 4 — Goodwill and Intangible Assets, Net
Goodwill and intangible assets consist of the following:

	March 31, 2025	December 31, 2024

	(In millions)
Amortizable intangible assets:
Macao concession	$499	$500
Marina Bay Sands gaming license	129	52
	628	552
Less — accumulated amortization	(164)	(147)
	464	405

Londoner Grand franchise rights	57	—
Less — accumulated amortization	(1)	—
	56	—

Technology, software and other	38	38
Total amortizable intangible assets, net	558	443

Goodwill	102	102

Total goodwill and intangible assets, net	$660	$545
Amortization expense for all intangible assets was $18 million and $17 million for the three months ended March 31, 2025 and 2024, respectively. The estimated future amortization expense for all intangible assets is approximately $58 million for the nine months ending December 31, 2025, and $79 million, $79 million, $62 million and $54 million for the years ending December 31, 2026, 2027, 2028 and 2029, respectively, and $188 million thereafter.
Marina Bay Sands Gaming License
In March 2025, the Company paid SGD 101 million (approximately $75 million at exchange rates in effect at the time of the transaction) to the Singapore Gambling Regulatory Authority (the “GRA”) as part of the process to renew its gaming license at Marina Bay Sands. This license is being amortized over its term of three years, which expires in April 2028, and is renewable upon submitting an application, paying the applicable license fee and meeting the requirements as determined by the GRA.
Londoner Grand Franchise Rights
On September 23, 2024, Venetian Orient Limited (“VOL,” a wholly owned subsidiary of SCL) entered in an agreement with Marriott International (“Marriott”) granting VOL the right to operate the hotel after the Sheraton Grand Macao room conversion as a franchise under Marriott’s “Luxury Collection Hotel” brand effective January 1, 2025, for a period of 15 years, renaming the hotel to “Londoner Grand, a Luxury Collection Hotel.” The agreement consists of a fixed fee subject to an annual inflation adjustment capped at 3% and other variable fees.
On January 1, 2025, the Company recognized an intangible asset and a corresponding financial liability of $57 million. This intangible asset represents the present value of the contractually obligated fixed payments over the term of the agreement. In the accompanying condensed consolidated balance sheet, the noncurrent portion of the financial liability was included in “Other long-term liabilities” and the current portion was included in “Other accrued liabilities.” The intangible asset is being amortized on a straight-line basis over the agreement term of 15 years.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 5 — Debt
Debt consists of the following:

	March 31, 2025	December 31, 2024

	(In millions)
Corporate and U.S. Related(1):
LVSC Senior Notes
$500 million 2.900% Senior Notes due June 2025	$500	$500
$1.0 billion 3.500% Senior Notes due August 2026 (net of unamortized original issue discount and deferred financing costs of $3)	997	997
$750 million 5.900% Senior Notes due June 2027 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	746	745
$500 million 6.000% Senior Notes due August 2029 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	496	495
$750 million 3.900% Senior Notes due August 2029 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	746	745
$500 million 6.200% Senior Notes due August 2034 (net of unamortized original issue discount and deferred financing costs of $5)	495	495
Other(2)	117	115
Macao Related(1):
SCL Senior Notes
$1.80 billion 5.125% Senior Notes due August 2025 (net of unamortized original issue discount and deferred financing costs of $1)	1,624	1,624
$800 million 3.800% Senior Notes due January 2026 (net of unamortized original issue discount and deferred financing costs of $1 and $2, respectively)	799	798
$700 million 2.300% Senior Notes due March 2027 (net of unamortized original issue discount and deferred financing costs of $3)	697	697
$1.90 billion 5.400% Senior Notes due August 2028 (net of unamortized original issue discount and deferred financing costs of $9)	1,891	1,891
$650 million 2.850% Senior Notes due March 2029 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	646	645
$700 million 4.375% Senior Notes due 2030 (net of unamortized original issue discount and deferred financing costs of $6)	694	694
$600 million 3.250% Senior Notes due 2031 (net of unamortized original issue discount and deferred financing costs of $4)	596	596
Other(2)	23	12
Singapore Related(1):
2012 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $12)	—	2,656
2012 Singapore Credit Facility — Delayed Draw	—	46
2025 Singapore Credit Facility — Term (net of unamortized deferred financing costs of $58)	2,738	—
2025 Singapore Credit Facility — Delayed Draw (net of unamortized deferred financing costs of $1)	45	—
Other(2)	1	1
	13,851	13,752
Less — current maturities	(2,994)	(3,160)
Total debt	$10,857	$10,592
____________________
(1)Unamortized deferred financing costs of $181 million and $76 million as of March 31, 2025 and December 31, 2024, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore delayed draw term facilities, are included in “Other assets, net,” and “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(2)Includes finance leases related to the U.S., Macao and Singapore of $117 million, $23 million and $1 million as of March 31, 2025, and $115 million, $12 million and $1 million as of December 31, 2024, respectively.
2024 LVSC Revolving Facility
As of March 31, 2025, the Company had $1.50 billion of available borrowing capacity under the 2024 LVSC Revolving Facility, net of outstanding letters of credit.
2024 SCL Credit Facility
As of March 31, 2025, the Company had HKD 32.45 billion (approximately $4.17 billion at exchange rates in effect on March 31, 2025) of available borrowing capacity under the 2024 SCL Credit Facility, comprised of commitments of HKD 19.50 billion (approximately $2.51 billion at exchange rates in effect on March 31, 2025) under the 2024 SCL Revolving Facility and HKD 12.95 billion (approximately $1.66 billion at exchange rates in effect on March 31, 2025) under the 2024 SCL Term Loan Facility.
2012 Singapore Credit Facility
On February 21, 2025, MBS entered into a new credit facility, as further described below, and on February 28, 2025, the 2012 Singapore Credit Facility was terminated using the proceeds from the new credit facility. As a result, the Company recorded a $5 million loss on modification or early retirement of debt during the three months ended March 31, 2025.
2025 Singapore Credit Facility
On February 21, 2025, MBS entered into a new facility agreement (the “2025 Singapore Credit Facility”) with the lenders party thereto and DBS Bank Ltd., as agent and security trustee, and certain other parties. The 2025 Singapore Credit Facility provides for an SGD 3.75 billion (approximately $2.80 billion at exchange rates in effect on March 31, 2025) term loan (the “2025 Singapore Term Loan Facility”), an SGD 750 million (approximately $559 million at exchange rates in effect on March 31, 2025) revolving credit facility (the “2025 Singapore Revolving Facility”), part of which may be designated as an ancillary facility, and an SGD 7.50 billion (approximately $5.59 billion at exchange rates in effect on March 31, 2025) term loan facility (the “2025 Singapore Delayed Draw Term Loan Facility” and together with the 2025 Singapore Term Loan Facility and the 2025 Singapore Revolving Facility, the “Facilities”).
On February 28, 2025, MBS drew the full amount of the 2025 Singapore Term Loan Facility and used the proceeds to pay amounts outstanding under the 2012 Singapore Term Facility.
The proceeds from the 2025 Singapore Revolving Facility may be used to refinance outstanding indebtedness, pay certain fees, expenses and accrued interest, make dividend payments and for general corporate purposes. The 2025 Singapore Revolving Facility is available to MBS to be drawn until July 31, 2031.
The proceeds from the 2025 Singapore Delayed Draw Term Loan Facility may be used to finance development and construction costs, expenses, fees and other payments related to the MBS Expansion Project. The 2025 Singapore Delayed Draw Term Loan Facility is available to MBS until the earlier of (1) the date which is twelve months after the date on which certain parts of the MBS Expansion Project are issued a temporary occupation permit; (2) the date which MBS and the STB agree as the date that MBS must complete construction of the MBS Expansion Project; or (3) January 31, 2032.
The obligations under the 2025 Singapore Credit Facility are secured by a first-priority security interest in substantially all of MBS’s assets, other than capital stock and similar ownership interests, certain furniture, fixtures, fittings and equipment that are financed by third parties and certain other excluded assets.
Borrowings under the Facilities for outstanding loans will bear interest at the Compounded Singapore Overnight Rate Average, plus a variable margin (the “Margin”), which is determined based on MBS’s consolidated leverage ratio (approximately 3.34% as of March 31, 2025). MBS pays a standby commitment fee on all undrawn amounts under the 2025 Singapore Revolving Facility and the 2025 Singapore Delayed Draw Term Loan Facility equal to 35% or 40% of the applicable Margin depending on the percentage utilization of each respective facility, which was 0.48% as of March 31, 2025.
The 2025 Singapore Term Loan Facility, the 2025 Singapore Revolving Facility and the 2025 Singapore Delayed Draw Term Loan Facility mature on February 29, 2032, August 31, 2031, and February 29, 2032, respectively (each such date, a “Maturity Date”). In relation to the 2025 Singapore Term Loan Facility and the 2025 Singapore Delayed Draw Term Loan Facility, commencing on May 31, 2025 and May 31, 2030, respectively, and at the end of each three-month period thereafter, MBS is required to repay interim quarterly amortization payments equal to a certain percentage (as set forth in the 2025 Singapore Credit Facility agreement) of the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
outstanding principal amount of such facility. The outstanding aggregate principal balance of each of the Facilities is due in full on the Maturity Date applicable to such facility.
MBS is required to prepay amounts outstanding under the Facilities with (i) a percentage of the net proceeds from the sale of certain assets outside of the ordinary course of business (subject to a reinvestment right and certain limited exceptions), (ii) the proceeds of new indebtedness other than certain permitted indebtedness and (iii) any net proceeds received in connection with the cancellation, suspension, non-issue, variation or revocation of the MBS gaming license.
Under the 2025 Singapore Credit Facility, MBS must maintain a maximum ratio of debt to consolidated adjusted EBITDA of 4.50x on the last day of each fiscal quarter falling on or before the date which is twelve months following the date on which a temporary occupation permit is issued with respect to the MBS Expansion Project. Thereafter, MBS must comply with a maximum consolidated leverage ratio of 4.00x as of the last day of each fiscal quarter through maturity. Additionally, MBS must maintain a minimum ratio of consolidated adjusted EBITDA to consolidated total interest expense of 3.50x on the last day of each fiscal quarter and a positive consolidated net worth at all times. In order to satisfy any of these financial covenants, MBS may, subject to certain limits set forth in the 2025 Singapore Credit Facility, cure any shortfall by obtaining a contribution of equity or subordinated debt, repaying or prepaying indebtedness, providing cash cover or obtaining a letter of credit in favor of the agent.
The 2025 Singapore Credit Facility contains customary events of default (some of which are subject to grace periods), including, but not limited to, nonpayment of principal or interest when due and certain events with respect to the Marina Bay Sands integrated resort.
As of March 31, 2025, MBS had SGD 588 million (approximately $438 million at exchange rates in effect on March 31, 2025) of available borrowing capacity under the 2025 Singapore Revolving Facility, net of outstanding letters of credit of SGD 162 million (approximately $121 million at exchange rates in effect on March 31, 2025).
As of March 31, 2025, SGD 7.44 billion (approximately $5.54 billion at exchange rates in effect on March 31, 2025) remains available to be drawn under the 2025 Singapore Delayed Draw Term Facility.
On April 1, 2025, the Company drew down an additional SGD 1.13 billion (approximately $848 million at exchange rates in effect at the time of the payment) from the 2025 Singapore Delayed Draw Term Facility to fund the payment due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the Additional Gaming Area.
Debt Covenant Compliance
As of March 31, 2025, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to debt and finance lease obligations are as follows:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Proceeds from 2025 Singapore Credit Facility	$2,797	$—
	$2,797	$—

Repayments on 2012 Singapore Credit Facility	$(2,708)	$(15)
Repayments on other debt	(2)	(2)
	$(2,710)	$(17)
Note 6 — Equity and Earnings Per Share
Common Stock
Dividends
On February 19, 2025, the Company paid a quarterly dividend of $0.25 per common share as part of a regular cash dividend program. During the three months ended March 31, 2025, the Company recorded $179 million as a distribution against retained earnings.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
On February 14, 2024, the Company paid a dividend of $0.20 per common share as part of a regular cash dividend program. During the three months ended March 31, 2024, the Company recorded $151 million as a distribution against retained earnings.
In April 2025, the Company’s Board of Directors declared a quarterly dividend of $0.25 per common share (a total estimated to be approximately $177 million) to be paid on May 14, 2025, to stockholders of record on May 6, 2025.
Share Repurchases
On December 11, 2024, the Company entered into a capped call option contract (the “December Capped Call”) pursuant to which the Company purchased capped call options on 993,240 shares of the Company’s common stock with a $0 strike price and a cap price of $53.54. On February 7, 2025, the expiration date of the December Capped Call, the Company’s share price was below the cap price, which resulted in the Company effectively repurchasing the related shares of its common stock for $52 million (including excise tax).
During the three months ended March 31, 2025, the Company repurchased 10,086,681 shares of its common stock for approximately $454 million (including commissions and $4 million in excise tax) under the Company’s current program (inclusive of the shares repurchased with the December Capped Call). During the three months ended March 31, 2024, the Company repurchased 8,576,873 shares of its common stock for $455 million (including commissions and $5 million in excise tax). Subsequently, on April 22, 2025, the Company’s Board of Directors authorized increasing the remaining share repurchase amount from $1.10 billion to $2.0 billion.
All share repurchases of the Company’s common stock have been recorded as treasury stock in the accompanying condensed consolidated balance sheets. Repurchases of the Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise. The timing, method and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions.
Purchase of Noncontrolling Interest
On December 4, 2024, the Company’s wholly owned subsidiary, Venetian Venture Development Intermediate II (“VVDI II”), entered into a share purchase agreement (the “December 2024 SCL Purchase Agreement”) with a financial institution (the “Agent”) for the purchase of the common stock of SCL. Pursuant to the terms of the December 2024 SCL Purchase Agreement, VVDI II made an up-front payment of HKD 800 million (approximately $103 million at exchange rates as of the date of the transaction) to the Agent on December 4, 2024.
The December 2024 SCL Purchase Agreement, which allowed for delivery of shares on a daily basis, concluded on January 7, 2025, and resulted in the delivery of 38,678,639 shares of SCL common stock to the Company, representing an average daily price of HKD 20.68 per share. The additional shares delivered resulted in an increase of the Company’s ownership of SCL to approximately 72.29% as of January 7, 2025.
The Company accounted for the purchase agreement as a hybrid instrument consisting of a host contract, with the prepayment amount accounted for as a reduction to equity, and an embedded derivative with nominal fair value. As the embedded derivatives had a nominal fair value, no derivative was recorded.
Transfer from Noncontrolling Interest
The following table summarizes the net income attributable to LVSC and transfers from the noncontrolling interest, which shows the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Net income attributable to LVSC	$352	$494
Transfer from noncontrolling interest:
Increase in LVSC’s paid-in-capital for purchase of subsidiary shares	2	—
Changes from net income attributable to LVSC and transfers from noncontrolling interest	$354	$494

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	712	750
Potential dilution from stock options and restricted stock and stock units	1	2
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	713	752
Antidilutive stock options excluded from the calculation of diluted earnings per share	8	6
Note 7 — Leases
Lessor
Lease revenue for the Company’s mall operations consists of the following:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Minimum rents	$140	$132
Overage rents	20	17
	$160	$149
Note 8 — Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of financial instruments held or issued by the Company using available market information. Determining fair value is judgmental in nature and requires market assumptions and/or estimation methodologies. The table excludes cash, restricted cash, accounts receivables, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	March 31, 2025
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(in millions)
Assets:
Cash equivalents
Cash deposits	$907	$907
Money market funds	$387	$387
U.S. Treasury Bills	$208	$208
Loan receivable(2)	$1,264		$1,211
Liabilities:
Debt(3)(4)	$13,817		$13,538
Cross-currency swaps(3)	$38		$38

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	December 31, 2024
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(in millions)
Assets:
Cash equivalents
Cash deposits	$2,294	$2,294
Money market funds	$72	$72
U.S. Treasury Bills	$465	$465
Loan receivable(2)	$1,264		$1,192
Liabilities:
Debt(3)(4)	$13,689		$13,353
Cross-currency swaps(3)	$56		$56
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
As of March 31, 2025 and December 31, 2024, the amounts of the Company’s other assets and liabilities that were accounted for at fair value were immaterial.
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
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC” or “Plaintiff”) filed a claim with the Macao First Instance Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort (“VCR”) (collectively, the “Defendants”) for 3.0 billion patacas (approximately $374 million at exchange rates in effect on March 31, 2025), which alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001.
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
On July 15, 2019, AAEC submitted a request to the Macao First Instance Court to increase the amount of its claim to 96.45 billion patacas (approximately $12.04 billion at exchange rates in effect on March 31, 2025), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022. On September 4, 2019, the Macao First Instance Court

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
allowed AAEC’s amended request. The U.S. Defendants appealed the decision allowing the amended claim on September 17, 2019; the Macao First Instance Court accepted the appeal on September 26, 2019.
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
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on March 31, 2025) based on Plaintiff’s July 15, 2019 amendment. By motion dated July 20, 2021, the U.S. Defendants moved for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021. By order dated September 29, 2021, the Macao First Instance Court ordered that the invoice for supplemental court fees be stayed pending resolution of that appeal.
From December 17, 2021 to January 19, 2022, Plaintiff submitted additional documents to the court file and disclosed written reports from two purported experts, who calculated Plaintiff’s damages at 57.88 billion patacas and 62.29 billion patacas (approximately $7.22 billion and $7.77 billion, respectively, at exchange rates in effect on March 31, 2025). On April 28, 2022, the Macao First Instance Court entered a judgment for the U.S. Defendants. The Macao First Instance Court also held that Plaintiff litigated certain aspects of its case in bad faith.
Plaintiff filed a notice of appeal from the Macao First Instance Court’s judgment on May 13, 2022.
On September 19, 2022, the U.S. Defendants were notified of an invoice for appeal court fees totaling 48 million patacas (approximately $6 million at exchange rates in effect on March 31, 2025). By motion dated September 29, 2022, the U.S. Defendants moved the Macao First Instance Court for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated October 24, 2022. The U.S. Defendants appealed that order on November 10, 2022 and on January 6, 2023, submitted the appeal brief.
On October 9, 2023, the U.S. Defendants were notified that the Macao Second Instance Court had invited Plaintiff to amend its appeal brief, primarily to separate out matters of fact from matters of law, and Plaintiff had submitted an amended appeal brief on October 5, 2023. The U.S. Defendants responded to Plaintiff’s amended appeal brief on October 30, 2023. On November 8, 2023, the Macao Second Instance Court issued an order concluding that Plaintiff may have litigated in bad faith by exceeding the scope of permissible amendments to its appeal brief and invited responses from the parties. The U.S. Defendants responded to the November 8, 2023 order on November 23, 2023, and Plaintiff moved for clarification of the November 8 order on November 27, 2023. On January 5, 2024, the Macao Second Instance Court rejected AAEC’s request for clarification.
On October 17, 2024, the Macao Second Instance Court issued an order rejecting Plaintiff’s appeal of the Macao First Instance Court’s April 28, 2022 judgment based on procedural defects, again found the Plaintiff to be litigating in bad faith, and declined to address the interlocutory appeals that had been filed by the parties. On October 29 and November 1, 2024, respectively, the U.S. Defendants and Plaintiff moved for clarification of the Second Instance Court’s decision not to hear certain interlocutory appeals. On November 5, 2024, Plaintiff filed a notice stating that its time to appeal should not begin to run until after the Macao Second Instance Court resolves the clarification motions and that Plaintiff intends to file a notice of appeal at that time or, in the alternative, Plaintiff asked the Macao Second Instance Court to treat its November 5 filing as a notice of appeal. On November 14, 2024, Plaintiff applied to rectify both its notice of appeal and its request for clarification. On November 18, 2024, the U.S. Defendants responded to Plaintiff’s request for clarification. By order dated March 21, 2025, the Macao Second Instance Court denied both motions for clarification, and it found that Plaintiff’s prior filings did not constitute a notice of appeal. On April 7, 2025, Plaintiff filed a notice of appeal to the Court of Final Appeal, and the Defendants moved to stay proceedings pending completion of the judicial liquidation proceedings against AAEC. Both the notice of appeal and the motion to stay are currently pending decision of the Macao Second Instance Court.
Management has determined that, based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 10 — Segment Information
The Company views each of its operating properties as a reportable segment, which have been identified based on various factors such as regulatory environment, geography and the level at which the information is reviewed by the Company’s chief operating decision maker (the “CODM”). The Company’s CODM is its Chief Executive Officer.
The Company’s principal operating and developmental activities occur in two geographic areas: Macao and Singapore. The Company’s reportable segments are: The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; Sands Macao; and Marina Bay Sands. The Company has included Ferry Operations and Other (comprised primarily of the Company’s ferry operations and various other operations that are ancillary to its properties in Macao) and Corporate and Other (which includes construction and development activities for projects under development not included in its reportable segments) to reconcile to the consolidated results of operations and financial condition. The Company’s reportable segments are not aggregated.
The Company’s reportable segments generate revenue from casino wagers, room sales, food and beverage and retail transactions, rental income from mall tenants, convention sales and entertainment and ferry ticket sales.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s segment information as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024 is as follows:

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Three Months Ended March 31, 2025
Casino	$495	$402	$173	$132	$68	$—	$1,270	$857	$—	$2,127
Rooms	53	73	35	29	5	—	195	129	—	324
Food and beverage	15	24	12	7	2	—	60	81	—	141
Mall	59	21	5	39	—	—	124	62	—	186
Convention, retail and other	14	9	2	1	—	25	51	33	—	84
Net revenues	636	529	227	208	75	25	1,700	1,162	—	2,862
Intersegment revenues	2	—	—	—	—	7	9	1	61	71
Net revenues before intersegment eliminations	638	529	227	208	75	32	1,709	1,163	61	2,933
Less:
Payroll and related expenses	108	96	49	27	23	11	314	172	—	486
Gaming taxes	235	210	84	81	32	—	642	208	—	850
Other expenses(1)	70	70	28	26	10	14	218	178	61	457
Segment expenses	413	376	161	134	65	25	1,174	558	61	1,793

Segment/Consolidated adjusted property EBITDA	$225	$153	$66	$74	$10	$7	$535	$605	$—	$1,140
Other Operating Costs and Expenses
Stock-based compensation(2)										(1)
Corporate										(73)
Pre-opening										(4)
Development										(69)
Depreciation and amortization										(362)
Amortization of leasehold interests in land										(15)
Loss on disposal or impairment of assets										(7)
Operating income										609
Other Non-Operating Costs and Expenses
Interest income										42
Interest expense, net of amounts capitalized										(174)
Other expense										(1)
Income tax expense										(63)
Loss on modification or early retirement of debt										(5)
Net income										$408

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Three Months Ended March 31, 2024
Casino	$638	$419	$173	$70	$69	$—	$1,369	$859	$—	$2,228
Rooms	52	89	34	25	4	—	204	126	—	330
Food and beverage	17	27	14	8	3	—	69	81	—	150
Mall	54	16	7	38	—	—	115	59	—	174
Convention, retail and other	8	11	2	1	—	24	46	31	—	77
Net revenues	769	562	230	142	76	24	1,803	1,156	—	2,959
Intersegment revenues	2	—	—	—	—	6	8	2	63	73
Net revenues before intersegment eliminations	771	562	230	142	76	30	1,811	1,158	63	3,032
Less:
Payroll and related expenses	102	92	47	26	23	9	299	166	—	465
Gaming taxes	295	216	84	56	32	—	683	205	—	888
Other expenses(1)	60	82	28	24	9	16	219	190	63	472
Segment expenses	457	390	159	106	64	25	1,201	561	63	1,825

Segment/Consolidated adjusted property EBITDA	$314	$172	$71	$36	$12	$5	$610	$597	$—	$1,207
Other Operating Costs and Expenses
Stock-based compensation(2)										(6)
Corporate										(78)
Pre-opening										(3)
Development										(53)
Depreciation and amortization										(320)
Amortization of leasehold interests in land										(16)
Loss on disposal or impairment of assets										(14)
Operating income										717
Other Non-Operating Costs and Expenses
Interest income										71
Interest expense, net of amounts capitalized										(182)
Other expense										(6)
Income tax expense										(17)
Net income										$583
____________________
(1)Consists of gaming and non-gaming operating expenses and selling, general and administrative expenses for each segment.
(2)During the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense of $9 million and $20 million, respectively, of which $8 million and $14 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

	(In millions)
Capital Expenditures
Corporate and Other	$7	$7
Macao:
The Venetian Macao	24	38
The Londoner Macao	166	41
The Parisian Macao	3	4
The Plaza Macao and Four Seasons Macao	2	3
Sands Macao	2	4
	197	90
Marina Bay Sands	175	99
Total capital expenditures	$379	$196

	March 31, 2025	December 31, 2024

	(In millions)
Total Assets
Corporate and Other	$4,125	$3,353
Macao:
The Venetian Macao	2,389	2,806
The Londoner Macao	4,696	4,665
The Parisian Macao	1,692	1,710
The Plaza Macao and Four Seasons Macao	979	987
Sands Macao	250	253
Ferry Operations and Other	169	719
	10,175	11,140
Marina Bay Sands	6,947	6,173
Total assets	$21,247	$20,666

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
Macao
The Macao government announced total visitation from mainland China to Macao increased approximately 14.5% during the three months ended March 31, 2025, as compared to the same period in 2024. The Macao government also announced gross gaming revenue increased 0.6% during the three months ended March 31, 2025, as compared to the same period in 2024.
Singapore
Airlift passenger movement has increased with a total of 12 million passengers having passed through Singapore’s Changi Airport from January to February 2025 (the latest statistics currently available), an increase of 7.6% compared to the same period in 2024.
The Singapore Tourism Board (“STB”) announced total visitation to Singapore was 4.3 million for the three months ended March 31, 2025, marginally increasing by 0.1% from the same period in 2024.
Summary
We have a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $3.04 billion as of March 31, 2025 and access to $1.50 billion, $2.51 billion and $438 million of available borrowing capacity from our 2024 LVSC Revolving Facility, 2024 SCL Revolving Facility and 2025 Singapore Revolving Facility, respectively. We believe we are able to support our continuing operations, complete the major construction projects that are underway and maintain our share repurchase and dividend programs to continue to return excess capital to stockholders.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2024 Annual Report on Form 10-K filed on February 7, 2025.
There were no newly identified significant accounting policies and estimates during the three months ended March 31, 2025, nor were there any material changes to the critical accounting policies and estimates discussed in our 2024 Annual Report.

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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.30% in Macao and 3.70% in Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 24.0%, 22.0%, 20.6%, 23.5%, 16.5% and 20.7% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 3.8%, 3.7%, 4.0%, 3.0%, 2.9% and 4.0% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 9.7% and 10.7%, respectively, of our table games play was conducted on a credit basis for the three months ended March 31, 2025.
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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Summary Financial Results
Net revenues for the three months ended March 31, 2025, were $2.86 billion, compared to $2.96 billion for the three months ended March 31, 2024. Operating income was $609 million for the three months ended March 31, 2025, compared to $717 million for the three months ended March 31, 2024. Net income was $408 million for the three months ended March 31, 2025, compared to $583 million for the three months ended March 31, 2024.
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended March 31,
	2025	2024	Percent Change

	(Dollars in millions)
Casino	$2,127	$2,228	(4.5)%
Rooms	324	330	(1.8)%
Food and beverage	141	150	(6.0)%
Mall	186	174	6.9%
Convention, retail and other	84	77	9.1%
Total net revenues	$2,862	$2,959	(3.3)%
Consolidated net revenues were $2.86 billion for the three months ended March 31, 2025, a decrease of $97 million compared to $2.96 billion for the three months ended March 31, 2024. The decrease was due to a decrease of $103 million at our Macao operations, partially offset by an increase of $6 million at Marina Bay Sands.
Net casino revenues decreased $101 million compared to the three months ended March 31, 2024. The decrease was due to decreases of $99 million and $2 million at our Macao operations and Marina Bay Sands, respectively. Our Macao operations decreased due to decreased Non-Rolling Chip drop and win percentage, partially offset by increased Rolling Chip win percentage. Casino revenues at Marina Bay Sands decreased due to decreased Rolling Chip win percentage and slot handle, partially offset by increased Non-Rolling Chip and slot win percentages and Non-Rolling Chip drop.

	Three Months Ended March 31,
	2025	2024	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$495	$638	(22.4)%
Non-Rolling Chip drop	$2,260	$2,414	(6.4)%
Non-Rolling Chip win percentage	22.7%	25.3%	(2.6)	pts
Rolling Chip volume	$862	$1,035	(16.7)%
Rolling Chip win percentage	2.18%	6.71%	(4.53)	pts
Slot handle	$1,404	$1,490	(5.8)%
Slot hold percentage	4.0%	3.9%	0.1	pts
The Londoner Macao
Total net casino revenues	$402	$419	(4.1)%
Non-Rolling Chip drop	$1,755	$1,915	(8.4)%
Non-Rolling Chip win percentage	23.0%	21.1%	1.9	pts
Rolling Chip volume	$1,712	$1,879	(8.9)%
Rolling Chip win percentage	3.56%	3.81%	(0.25)	pts
Slot handle	$1,668	$1,624	2.7%
Slot hold percentage	3.5%	4.0%	(0.5)	pts

	Three Months Ended March 31,
	2025	2024	Change

	(Dollars in millions)
The Parisian Macao
Total net casino revenues	$173	$173	—%
Non-Rolling Chip drop	$728	$805	(9.6)%
Non-Rolling Chip win percentage	21.0%	22.4%	(1.4)	pts
Rolling Chip volume(1)	$709	$16	N.M.
Rolling Chip win percentage	4.25%	4.58%	(0.33)	pts
Slot handle	$889	$663	34.1%
Slot hold percentage	3.7%	4.4%	(0.7)	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$132	$70	88.6%
Non-Rolling Chip drop	$686	$593	15.7%
Non-Rolling Chip win percentage	22.2%	26.2%	(4.0)	pts
Rolling Chip volume	$2,132	$2,500	(14.7)%
Rolling Chip win percentage	2.40%	(0.58)%	2.98	pts
Slot handle	$21	$1	N.M.
Slot hold percentage	2.2%	16.2%	(14.0)	pts
Sands Macao
Total net casino revenues	$68	$69	(1.4)%
Non-Rolling Chip drop	$380	$399	(4.8)%
Non-Rolling Chip win percentage	15.6%	15.9%	(0.3)	pts
Rolling Chip volume	$59	$11	436.4%
Rolling Chip win percentage	4.23%	3.41%	0.82	pts
Slot handle	$582	$523	11.3%
Slot hold percentage	2.9%	3.2%	(0.3)	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$857	$859	(0.2)%
Non-Rolling Chip drop	$2,304	$2,163	6.5%
Non-Rolling Chip win percentage	22.8%	20.7%	2.1	pts
Rolling Chip volume	$8,028	$8,241	(2.6)%
Rolling Chip win percentage	3.70%	4.52%	(0.82)	pts
Slot handle	$5,812	$6,624	(12.3)%
Slot hold percentage	4.3%	3.6%	0.7	pts
__________________________
N.M. — Not meaningful.
(1)    Rolling Chip tables were made available based on demand beginning in March 2024.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues decreased $6 million compared to the three months ended March 31, 2024. The decrease was due a $9 million decrease at our Macao operations, partially offset by a $3 million increase at Marina Bay Sands. The decrease at our Macao operations was driven by a decrease in available rooms in connection with the conversion of the Sheraton towers to the Londoner Grand, partially offset by increases in ADR and occupancy. Revenues at Marina Bay Sands increased due to increases in ADR and occupancy, partially offset by a decrease in available rooms due to reduced inventory upon the phased completion of room renovations in Towers 1 and 2 throughout 2024.

	Three Months Ended March 31,
	2025	2024	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$53	$52	1.9%
Occupancy rate	99.8%	97.7%	2.1	pts
Average daily room rate (ADR)	$204	$202	1.0%
Revenue per available room (RevPAR)	$204	$198	3.0%
The Londoner Macao(1)
Total room revenues	$73	$89	(18.0)%
Occupancy rate	98.1%	96.5%	1.6	pts
Average daily room rate (ADR)	$291	$188	54.8%
Revenue per available room (RevPAR)	$286	$182	57.1%
The Parisian Macao
Total room revenues	$35	$34	2.9%
Occupancy rate	99.8%	95.4%	4.4	pts
Average daily room rate (ADR)	$154	$156	(1.3)%
Revenue per available room (RevPAR)	$154	$148	4.1%
The Plaza Macao and Four Seasons Macao
Total room revenues	$29	$25	16.0%
Occupancy rate	97.2%	85.4%	11.8	pts
Average daily room rate (ADR)	$502	$482	4.1%
Revenue per available room (RevPAR)	$488	$412	18.4%
Sands Macao
Total room revenues	$5	$4	25.0%
Occupancy rate	98.8%	98.5%	0.3	pts
Average daily room rate (ADR)	$174	$176	(1.1)%
Revenue per available room (RevPAR)	$172	$173	(0.6)%
Singapore Operations:
Marina Bay Sands(2)
Total room revenues	$129	$126	2.4%
Occupancy rate	95.6%	95.0%	0.6	pts
Average daily room rate (ADR)	$925	$713	29.7%
Revenue per available room (RevPAR)	$884	$677	30.6%
__________________________
(1)During the three months ended March 31, 2025 and 2024, approximately 2,850 and 5,400 rooms, respectively, were available for occupancy.
(2)During the three months ended March 31, 2025 and 2024, approximately 1,650 and 2,100 rooms, respectively, were available for occupancy.

Food and beverage revenues decreased $9 million compared to the three months ended March 31, 2024. The decrease was driven by decreased business volume at banquet operations and food outlets at our Macao operations.
Mall revenues increased $12 million compared to the three months ended March 31, 2024. The increase of $9 million in our Macao operations was primarily driven by increases of $4 million in base rent and $4 million in overage rent. The $3 million increase at Marina Bay Sands was driven by a $4 million increase in base rent, partially offset by a $1 million decrease in overage rent. For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended March 31,
	2025	2024	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$59	$54	9.3%
Mall gross leasable area (in square feet)	821,670	822,315	(0.1)%
Occupancy	84.4%	82.0%	2.4	pts
Base rent per square foot	$291	$283	2.8%
Tenant sales per square foot	$1,588	$1,859	(14.6)%
Shoppes at Londoner(1)
Total mall revenues	$21	$16	31.3%
Mall gross leasable area (in square feet)	517,610	567,013	(8.7)%
Occupancy	75.1%	68.6%	6.5	pts
Base rent per square foot	$177	$151	17.2%
Tenant sales per square foot	$1,356	$1,709	(20.7)%
Shoppes at Parisian(1)
Total mall revenues	$5	$7	(28.6)%
Mall gross leasable area (in square feet)	259,953	296,352	(12.3)%
Occupancy	76.4%	68.0%	8.4	pts
Base rent per square foot	$80	$112	(28.6)%
Tenant sales per square foot	$482	$664	(27.4)%
Shoppes at Four Seasons
Total mall revenues	$39	$38	2.6%
Mall gross leasable area (in square feet)	261,898	263,484	(0.6)%
Occupancy	96.6%	92.0%	4.6	pts
Base rent per square foot	$611	$618	(1.1)%
Tenant sales per square foot	$4,724	$6,958	(32.1)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$62	$59	5.1%
Mall gross leasable area (in square feet)	622,561	615,988	1.1%
Occupancy	98.8%	99.8%	(1.0)	pts
Base rent per square foot	$358	$336	6.5%
Tenant sales per square foot	$2,845	$3,022	(5.9)%
__________________________
Note:    This table excludes the results of our retail outlets at Sands Macao.
(1)During the three months ended March 31, 2025, approximately 49,000 and 37,000 square feet of space at the Shoppes at Londoner and the Shoppes at Parisian, respectively, was removed from the respective gross leasable area as it was taken off the market and not available for leasing.

Convention, retail and other revenues increased $7 million compared to the three months ended March 31, 2024. The increase was due to increases of $5 million and $2 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was due to an increase of $6 million in entertainment due to the resumption of events at the Venetian Arena upon completion of its renovation in the fourth quarter of 2024 and $1 million in ferry operations, partially offset by a $2 million decrease in other revenues (e.g., convention, exhibits). The increase at Marina Bay Sands was driven by increases of $3 million in other revenues (e.g., Sky Park, spa) and $2 million in convention revenue, partially offset by a decrease of $3 million in entertainment revenue driven by events held during the three months ended March 31, 2024.
Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended March 31,
	2025	2024	Percent Change

	(Dollars in millions)
Casino	$1,157	$1,180	(1.9)%
Rooms	81	78	3.8%
Food and beverage	126	126	—%
Mall	22	20	10.0%
Convention, retail and other	59	57	3.5%
Provision for credit losses	5	11	(54.5)%
General and administrative	273	286	(4.5)%
Corporate	73	78	(6.4)%
Pre-opening	4	3	33.3%
Development	69	53	30.2%
Depreciation and amortization	362	320	13.1%
Amortization of leasehold interests in land	15	16	(6.3)%
Loss on disposal or impairment of assets	7	14	(50.0)%
Total operating expenses	$2,253	$2,242	0.5%
Operating expenses were $2.25 billion for the three months ended March 31, 2025, an increase of $11 million compared to $2.24 billion for the three months ended March 31, 2024. The increase was primarily driven by an increase of $42 million in depreciation and amortization, partially offset by decreases of $23 million in casino expenses and $13 million in general and administrative expenses.
Casino expenses decreased $23 million compared to the three months ended March 31, 2024. The decrease was due to a decrease of $27 million at our Macao operations, partially offset by an increase of $4 million at Marina Bay Sands. The decrease was primarily attributable to a $41 million decrease in gaming taxes at our Macao operations due to decreased gross gaming revenues, partially offset by increases in casino marketing and payroll and related expenses. The increase at Marina Bay Sands was primarily due to a $3 million increase in gaming taxes.
Provision for credit losses was $5 million for the three months ended March 31, 2025, compared to $11 million for the three months ended March 31, 2024. The $6 million decrease was primarily due to a $6 million decrease at Marina Bay Sands, resulting from a $7 million decrease in provision for the current quarter, partially offset by a $1 million increase in settlements of previously reserved accounts. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses decreased $13 million compared to the three months ended March 31, 2024. The decrease was due to decreases of $8 million and $5 million at our Macao operations and Marina Bay Sands, respectively. The decrease at our Macao operations was primarily driven by decreases in utilities, repairs and maintenance and marketing costs. The decrease at Marina Bay Sands was primarily due to a decrease in property taxes.
Corporate expense decreased $5 million compared to the three months ended March 31, 2024. The decrease is primarily due to $10 million recorded during the three months ended March 31, 2024, for the 2023 expenses related to a shareholder dividend tax agreement with the Macao government, which was finalized on February 7, 2024 covering the years from 2023 to 2025. This decrease was partially offset by increases of $4 million in charitable contributions and corporate sponsorships and $2 million in licensing fees.

Development expenses were $69 million for the three months ended March 31, 2025, compared to $53 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, the increase was primarily due to increased efforts related to our digital gaming pursuits. Development costs are expensed as incurred.
Depreciation and amortization increased $42 million compared to the three months ended March 31, 2024. The increase was due to a $42 million increase at Marina Bay Sands as a result of the completion of renovations that were placed into service throughout 2024 and the first quarter of 2025.
Loss on disposal or impairment of assets was $7 million for the three months ended March 31, 2025. The losses incurred for the three months ended March 31, 2025, were primarily due to $5 million in demolition costs related to Phase II of The Londoner Macao.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Three Months Ended March 31,
	2025	2024	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$225	$314	(28.3)%
The Londoner Macao	153	172	(11.0)%
The Parisian Macao	66	71	(7.0)%
The Plaza Macao and Four Seasons Macao	74	36	105.6%
Sands Macao	10	12	(16.7)%
Ferry Operations and Other	7	5	40.0%
	535	610	(12.3)%
Marina Bay Sands	605	597	1.3%
Consolidated adjusted property EBITDA(1)	$1,140	$1,207	(5.6)%
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

	Three Months Ended March 31,
	2025	2024

	(In millions)
Consolidated adjusted property EBITDA	$1,140	$1,207

Other Operating Costs and Expenses
Stock-based compensation(a)	(1)	(6)
Corporate	(73)	(78)
Pre-opening	(4)	(3)
Development	(69)	(53)
Depreciation and amortization	(362)	(320)
Amortization of leasehold interests in land	(15)	(16)
Loss on disposal or impairment of assets	(7)	(14)
Operating income	609	717
Other Non-Operating Costs and Expenses
Interest income	42	71
Interest expense, net of amounts capitalized	(174)	(182)
Other expense	(1)	(6)
Loss on modification or early retirement of debt	(5)	—
Income tax expense	(63)	(17)
Net income	$408	$583
__________________________
(a)During the three months ended March 31, 2025 and 2024, we recorded stock-based compensation expense of $9 million and $20 million, respectively, of which $8 million and $14 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations decreased $75 million compared with the three months ended March 31, 2024, primarily due to decreases in casino operations at our Integrated Resorts in Macao.
Adjusted property EBITDA at Marina Bay Sands increased $8 million compared to the three months ended March 31, 2024, primarily due to an increase in non-gaming operations and a decrease in general and administrative expenses.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended March 31,
	2025	2024

	(Dollars in millions)
Interest cost	$177	$185
Less — capitalized interest	(3)	(3)
Interest expense, net	$174	$182
Weighted average total debt balance	$13,859	$14,070
Weighted average interest rate	4.9%	5.0%
Interest cost decreased $8 million compared to the three months ended March 31, 2024, primarily due to decreases in our weighted average total debt balance and weighted average interest rate. The weighted average total debt balance decreased primarily due to repurchases totaling $175 million of the SCL $1.80 billion 5.125% Senior Notes during the three months ended June 30, 2024, and repayments on the 2012 Singapore Credit Facility on February 28, 2025 and throughout 2024. This is partially offset by proceeds from the 2025 Singapore Credit Facility, to refinance the 2012 Singapore Credit Facility. The weighted average interest rate decreased primarily due to lower interest rates on the SCL Senior Notes in connection with the credit rating upgrades for the Company and SCL to BBB- by Fitch on February 1, 2024, and a decrease in the interest rates on the Singapore credit facilities. The decrease was partially offset by higher rates on the LVSC Senior Notes issued on May 16, 2024, to refinance the $1.75 billion 3.200% Senior Notes.

Other Factors Affecting Earnings
Interest income was $42 million for the three months ended March 31, 2025, compared to $71 million for the three months ended March 31, 2024. The decrease was attributable to a decrease in cash available to invest due to share repurchases, dividends and development-related spend in the last twelve months.
Other expense was $1 million for the three months ended March 31, 2025, compared to $6 million for the three months ended March 31, 2024. Other expense during the three months ended March 31, 2025, was primarily attributable to foreign currency transaction losses driven by U.S. dollar denominated debt held by SCL.
Our income tax expense was $63 million on income before income taxes of $471 million for the three months ended March 31, 2025, resulting in a 13.4% effective income tax rate. This compares to a 2.8% effective income tax rate for the three months ended March 31, 2024. The income tax expense for the three months ended March 31, 2025, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations and a zero percent rate on our Macao gaming operations due to our income tax exemption in Macao. The income tax expense for the three months ended March 31, 2024, reflects an income tax benefit of $57 million related to the reversal of the anticipated Macao shareholder dividend tax previously recorded, due to the shareholder dividend tax agreement entered into with the Macao government in February 2024 and covering the years from 2023 through 2025.
The net income attributable to noncontrolling interests was $56 million for the three months ended March 31, 2025, compared to $89 million for the three months ended March 31, 2024. These amounts were related to the noncontrolling interest of SCL.
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
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three months ended March 31, 2025 and 2024:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended March 31, 2025
Mall revenues:
Minimum rents(1)	$48	$29	$14	$3	$46
Overage rents	3	7	2	—	8
CAM, levies and direct recoveries	8	3	5	2	8
Total mall revenues	59	39	21	5	62
Mall operating expenses:
Common area maintenance	4	1	2	1	6
Marketing and other direct operating expenses	3	2	1	1	1
Mall operating expenses	7	3	3	2	7
Property taxes(2)	—	—	—	—	1
Mall-related expenses(3)	$7	$3	$3	$2	$8

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended March 31, 2024
Mall revenues:
Minimum rents(1)	$45	$31	$10	$4	$42
Overage rents	1	4	2	1	9
CAM, levies and direct recoveries	8	3	4	2	8
Total mall revenues	54	38	16	7	59
Mall operating expenses:
Common area maintenance	3	1	2	1	6
Marketing and other direct operating expenses	2	1	1	1	2
Mall operating expenses	5	2	3	2	8
Property taxes(2)	1	—	—	—	2
Mall-related expenses(3)	$6	$2	$3	$2	$10
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
Macao
As part of the gaming concession entered into by VML and the Macao government (the “Concession”), VML has committed to invest, or cause to be invested, at least 35.84 billion patacas (approximately $4.47 billion at exchange rates in effect on March 31, 2025) in Macao. Of this total, 33.39 billion patacas (approximately $4.17 billion at exchange rates in effect on March 31, 2025) must be invested in non-gaming projects. These investments must be accomplished by December 2032.
Pursuant to the Concession, we have spent approximately $168 million on these projects for the year ended December 31, 2023. This amount was reviewed and confirmed as qualified spend under the Concession by the Macao government following an audit conducted in July 2024, with results issued in November 2024. The Macao government conducts an annual audit to confirm qualified concession investments for the prior year. As of the date of this filing, the audit process for our investments spent during the year ended December 31, 2024, has not yet commenced.

We continued work on Phase II of The Londoner Macao, which primarily includes the renovation of the rooms in the Sheraton hotel towers, an upgrade of the gaming areas and the addition of attractions, dining, retail and entertainment offerings. The conversion of the Sheraton Grand Macao into the Londoner Grand hotel is now complete and represents Macao’s first Marriott International Luxury Collection hotel. Construction of the newly renovated rooms and suites at the Londoner Grand resulted in a total of 2,405 rooms and suites, with 1,746 rooms and suites licensed for occupancy as of March 31, 2025 and the remaining rooms and suites licensed for occupancy in early April 2025. These projects have a total estimated cost of $1.2 billion and were substantially completed during the first quarter of 2025.
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
On January 8, 2025, MBS entered into a second supplemental agreement to the Second Development Agreement with the Singapore government (the “Second Supplemental Agreement”) whereby MBS committed to assume liability for the cost of the land premium associated with the additional 2,000 square meters of gaming area and 10,000 square meters of ancillary area in support of the gaming area (collectively, the “Additional Gaming Area”) as well as other adjustments to the land premiums resulting from the consequential changes to the allocations of gross floor area for the MBS Expansion Project since the first payment made in 2019 (the “Additional Land Premium”). These allocations prescribe and limit the use of the gross floor area for hotel, gaming, retail, food and beverage, MICE and arena at the MBS Expansion Project site. The Second Supplemental Agreement also formalized the dates by which MBS has agreed with the Singapore government to commence and complete construction of the MBS Expansion Project, being July 8, 2025 and July 8, 2029, respectively. These dates were previously agreed by way of the letter agreement, dated April 1, 2024, between the STB and MBS.
Our current estimate is that construction will be complete by June 2030 with an anticipated opening date in January 2031, any extension of the completion date beyond the July 8, 2029 deadline is subject to the approval of the Singapore government.
Our estimated total project cost is approximately $8.0 billion, inclusive of financing fees and interest, land premiums and the purchase of the additional 2,000 square meters of gaming area, increasing Marina Bay Sands’ total approved gaming area to 17,000 square meters across the existing property and the MBS Expansion Project.
We have incurred approximately $2.3 billion as of March 31, 2025, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS development project site and the accrual of approximately SGD 1.13 billion (approximately $845 million at exchange rates in effect on March 31, 2025) for the Additional Gaming Area payment, which was made on April 2, 2025.
We are continuing with the renovation of the Tower 3 hotel rooms at Marina Bay Sands into world class suites and other property changes at an estimated cost of approximately $750 million to be completed in phases during the first half of 2025. These renovations at Marina Bay Sands will result in a total of 1,844 rooms and suites upon completion and are substantially upgrading the overall guest experience for its premium customers, including new dining and retail experiences, and upgrading the casino floor including the introduction of tower gaming, among other things. These projects are in addition to the MBS Expansion Project.
New York
On June 2, 2023, we acquired the Nassau Veterans Memorial Coliseum (the “Nassau Coliseum”) from Nassau Live Center, LLC and related entities, which included the right to lease the underlying land from the County of Nassau in the State of New York. We purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. On April 23, 2025, we announced our decision to cease pursuit of a casino license from the state of New York in light of concerns regarding a lower anticipated return on investment due to various factors, including the impact of the potential legalization of online gaming on the New York market. We are in the process of seeking a potential acquiror to whom we can transact the opportunity to bid for a casino license on the Nassau Coliseum site. There is no assurance we will be able to transact such opportunity or to resolve certain matters associated with the right to lease the underlying land from Nassau County.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Net cash generated from operating activities	$526	$714
Cash flows from investing activities:
Capital expenditures	(379)	(196)
Acquisition of intangible assets and other	(75)	(4)
Net cash used in investing activities	(454)	(200)
Cash flows from financing activities:
Tax withholding on vesting of equity awards	(2)	(2)
Repurchase of common stock	(416)	(450)
Dividends paid	(179)	(151)
Proceeds from debt	2,797	—
Repayments on debt	(2,710)	(17)
Payments of financing costs	(164)	—
Capped call option contract	1	—
Other	(19)	(19)
Net cash used in financing activities	$(692)	$(639)
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis and to a lesser extent as a trade receivable. Operating cash flows are generally affected by changes in operating income, accounts receivable, gaming related liabilities and interest payments. Cash flows from operating activities for the three months ended March 31, 2025, decreased $188 million compared to the three months ended March 31, 2024. The decrease in cash generated from operations was primarily due to a decrease in operating income from our Macao properties, as well as decreases in cash related to changes in working capital, primarily from increases in accounts receivable.
Cash Flows — Investing Activities
Capital expenditures for the three months ended March 31, 2025, totaled $379 million. Included in this amount was $197 million for construction and development activities in Macao, which consisted of $166 million for The Londoner Macao, primarily due to the Londoner Grand, $24 million for The Venetian Macao, $3 million for The Parisian Macao, $2 million for Sands Macao and $2 million for The Plaza Macao and Four Seasons Macao, $175 million for construction activities at Marina Bay Sands in Singapore, primarily due to the room renovations being completed across the property, and $7 million for corporate and other. Additionally, in March 2025, we paid approximately $75 million to the Singapore Gambling Regulatory Authority as part of the process to renew our gaming license at Marina Bay Sands, which gaming license now expires in April 2028.
Capital expenditures for the three months ended March 31, 2024, totaled $196 million. Included in this amount was $99 million for construction activities at Marina Bay Sands in Singapore, primarily due to the room renovations being completed across the property. Capital expenditures were $90 million for construction and development activities in Macao, which consisted of $41 million for The Londoner Macao, $38 million for The Venetian Macao, $4 million for Sands Macao, $4 million for The Parisian Macao and $3 million for The Plaza Macao and Four Seasons Macao. Additionally, we funded $7 million for corporate and other.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $692 million for the three months ended March 31, 2025. We utilized $416 million for common stock repurchases, $179 million for dividend payments related to our stockholder return of capital program and $164 million for deferred offering costs for the 2025 Singapore Credit Facility. Additionally, there were net proceeds of debt of $87 million, primarily related to proceeds received from the 2025 Singapore Credit Facility and the extinguishment of the 2012 Singapore Credit Facility. Lastly, we paid $19 million in other financial liability payments.

Net cash flows used in financing activities were $639 million for the three months ended March 31, 2024, which was primarily attributable to $450 million for common stock repurchases, $151 million for dividend payments related to our stockholder return of capital program, $19 million in other financial liability payments and $17 million in repayments on debt.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments and operating cash flows.
On February 21, 2025, MBS entered into a new facility agreement, the 2025 Singapore Credit Facility, which provides for a SGD 3.75 billion (approximately $2.80 billion at exchange rates in effect on March 31, 2025) term loan (the “2025 Singapore Term Loan Facility”) and makes available a SGD 750 million (approximately $559 million at exchange rates in effect on March 31, 2025) revolving credit facility (the “2025 Singapore Revolving Facility”) and a SGD 7.50 billion (approximately $5.59 billion at exchange rates in effect on March 31, 2025) term loan facility (the “2025 Singapore Delayed Draw Term Loan Facility”). On February 28, 2025, MBS drew the full amount of the 2025 Singapore Term Loan Facility and used the proceeds to pay amounts outstanding under the 2012 Singapore Credit Facility – Term. MBS may draw under the 2025 Singapore Revolving Facility to refinance outstanding indebtedness, pay certain fees, expenses and accrued interest, make dividend payments and for general corporate purposes. The proceeds from the 2025 Singapore Delayed Draw Term Loan Facility may be used to finance development and construction costs, expenses, fees and other payments related to the MBS Expansion Project. In connection with entering into the 2025 Singapore Credit Facility, the commitments under MBS’s amended and restated credit facility agreement, the 2012 Singapore Credit Facility, were terminated. Refer to “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 5 — Debt” for further details.
On April 1, 2025, MBS drew down an additional SGD 1.13 billion (approximately $848 million at exchange rates in effect at the time of the payment) from the 2025 Singapore Delayed Draw Term Facility to fund the payment due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the Additional Gaming Area.
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio, as defined per the respective facility agreements. As of March 31, 2025, our U.S., SCL and Singapore leverage ratios, as defined per the respective credit facility agreements, were 1.22x, 3.33x and 1.51x, respectively, compared to the maximum leverage ratios allowed of 4.00x, 4.00x and 4.50x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
We held unrestricted cash and cash equivalents of $3.04 billion and restricted cash of $125 million as of March 31, 2025, of which approximately $1.31 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.31 billion, approximately $1.06 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to levels of earnings, cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, laws and regulations currently applicable to our subsidiaries and restrictions in connection with their contractual arrangements. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
We believe we have a strong balance sheet and sufficient liquidity in place, including unrestricted cash and cash equivalents of $3.04 billion and cash flow generated from operations, as well as $4.44 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit.
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
On February 19, 2025, we paid a quarterly dividend of $0.25 per common share as part of a regular cash dividend program and, during the three months ended March 31, 2025, recorded $179 million as a distribution against retained earnings. In April 2025, our Board of Directors declared a quarterly dividend of $0.25 per common share (a total estimated to be approximately $177 million) to be paid on May 14, 2025, to stockholders of record on May 6, 2025. We expect this level of dividend to continue quarterly through the remainder of 2025. Our Board of Directors will continue to assess the level of appropriateness of any cash dividends.

On December 4, 2024, our wholly owned subsidiary, Venetian Venture Development Intermediate II (“VVDI II”), entered into a share purchase agreement (the “December 2024 SCL Purchase Agreement”) with a financial institution (the “Agent”) relating to the purchase of the common stock of SCL. Pursuant to the terms of the December 2024 SCL Purchase Agreement, VVDI II made an up-front payment of HKD 800 million (approximately $103 million at exchange rates as of the date of the transaction) to the Agent on December 4, 2024. The December 2024 SCL Purchase Agreement, which allowed for delivery of shares on a daily basis, concluded on January 7, 2025, and resulted in the delivery of 38,678,639 shares of SCL common stock to us, representing an average daily price of HKD 20.68 per share. The additional shares delivered resulted in an increase of our ownership of SCL to approximately 72.29% as of January 7, 2025.
Share Repurchase Program
During the three months ended March 31, 2025, we repurchased 10,086,681 shares of our common stock for $454 million (including commissions and $4 million in excise tax) under our share repurchase program. On April 22, 2025, our Board of Directors authorized increasing the remaining share repurchase amount from $1.10 billion to $2.0 billion. All share repurchases of our common stock have been recorded as treasury stock.
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
Aggregate Indebtedness and Other Contractual Obligations

As of March 31, 2025, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, with the exception of the termination of the 2012 Singapore Credit Facility, the new 2025 Singapore Credit Facility and the associated interest payments and the MBS land premium payment due to the Singapore government paid on April 2, 2025.

	Payments Due by Period
	2025(1)	2026 - 2027	2028 - 2029	Thereafter	Total

	(In millions)
Debt Obligations
2025 Singapore Credit Facility(2)	$42	$112	$112	$2,576	$2,842
Variable interest payments(3)	71	183	176	160	590
Contractual Obligations
Additional Gaming Area(4)	845	—	—	—	845
Total	$958	$295	$288	$2,736	$4,277
_______________________
(1)Represents the nine-month period ending December 31, 2025.
(2)See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 5 — Debt” for further details on this financing transaction.
(3)Based on the Singapore Overnight Rate Average of 2.14% as of March 31, 2025, plus the applicable interest rate spread in accordance with the 2025 Singapore Credit Facility.
(4)Pursuant to the Second Supplemental Agreement to the Second Development Agreement executed in January 2025, we are required to make a payment on April 2, 2025, for the Additional Gaming Area. See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Leasehold Interests in Land, Net” for further details on this transaction.

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
As of March 31, 2025, the estimated fair value of our debt was approximately $13.54 billion, compared to its contractual value of $13.82 billion. The estimated fair value of our debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our debt to change by $273 million. A hypothetical 100 basis point change in Secured Overnight Financing Rate (“SOFR”), Hong Kong Interbank Offered Rate (“HIBOR”) and Singapore Overnight Rate Average (“SORA”) would cause our annual interest cost on our debt to change by approximately $28 million.
Foreign currency transaction losses were $1 million for the three months ended March 31, 2025, primarily due to U.S. dollar denominated debt issued by SCL. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. There were no material balances denominated in U.S. dollars related to our Singapore operations as of March 31, 2025; however, these balances fluctuate to support our operations. Based on balances as of March 31, 2025, a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $17 million (net of the impact from the foreign currency swap agreements). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations, thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2025, and have concluded they are effective at the reasonable assurance level.
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

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
January 1, 2025 — January 31, 2025	—	$—	—	$1,550
February 1, 2025 — February 28, 2025	8,125,246	$44.40	8,125,246	$1,189
March 1, 2025 — March 31, 2025	1,961,435	$45.37	1,961,435	$1,100
Total	10,086,681		10,086,681
__________________________
(1)Calculated excluding commissions.
(2)On October 22, 2024, our Board of Directors authorized increasing the remaining share repurchase amount of the share repurchase program from $195 million to $2.0 billion and extending its expiration date from November 3, 2025 to November 3, 2026. Subsequently, on April 22, 2025, our Board of Directors authorized increasing the remaining share repurchase amount from $1.10 billion to $2.0 billion.
All repurchases under the stock repurchase program are made from time to time at our discretion in accordance with applicable federal securities laws. All share repurchases of our common stock have been recorded as treasury stock.
ITEM 5 — OTHER INFORMATION
During the quarter ended March 31, 2025, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
3.1
Fourth Amended and Restated By-Laws of Las Vegas Sands Corp., as further amended effective January 28, 2025 (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2024 and filed on February 7, 2025).

10.1*
Second Supplemental Agreement, dated January 8, 2025, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on January 10, 2025).

10.2*
Facility Agreement dated as of February 21, 2025, among Marina Bay Sands Pte. Ltd., as borrower, the various lenders party thereto, DBS Bank Ltd., Malayan Banking Berhad, Singapore Branch, Oversea-Chinese Banking Corporation Limited and United Overseas Bank Limited, as global coordinators, DBS Bank Ltd., as agent and security trustee, and the other parties thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on February 24, 2025).

10.3
First Amendment to Employment Agreement, dated March 5, 2025, between Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on March 6, 2025).

10.4
Amendment Letter, dated April 3, 2025, with respect to the Facility Agreement, dated as of February 21, 2025, among Marina Bay Sands Pte. Ltd., as borrower, the various lenders party thereto, DBS Bank Ltd., Malayan Banking Berhad, Singapore Branch, Oversea-Chinese Banking Corporation Limited and United Overseas Bank Limited, as global coordinators, DBS Bank Ltd., as agent and security trustee, and the other parties thereto.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

April 25, 2025	By:	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

April 25, 2025	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)