Form 10-Q
period 2025-06-30
LAS VEGAS SANDS CORP
filed 2025-07-25
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2025
Common Stock ($0.001 par value)	686,453,606 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,450	$3,650
Accounts receivable, net of provision for credit losses of $186	533	417
Inventories	40	41
Prepaid expenses and other	240	182
Total current assets	4,263	4,290
Loan receivable	1,264	1,264
Property and equipment, net	12,044	11,993
Restricted cash and cash equivalents	125	125
Deferred income taxes, net	140	122
Leasehold interests in land, net	2,956	2,002
Goodwill and intangible assets, net	641	545
Other assets, net	417	325
Total assets	$21,850	$20,666
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$162	$164
Construction payables	188	263
Other accrued liabilities	1,918	1,985
Income taxes payable	310	229
Current maturities of debt	923	3,160
Total current liabilities	3,501	5,801
Other long-term liabilities	987	925
Deferred income taxes	183	188
Debt	14,897	10,592
Total liabilities	19,568	17,506
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 835 and 834 shares issued, 687 and 716 shares outstanding	1	1
Treasury stock, at cost, 148 and 118 shares	(8,021)	(6,759)
Capital in excess of par value	6,093	6,245
Accumulated other comprehensive income (loss)	4	(58)
Retained earnings	3,914	3,455
Total Las Vegas Sands Corp. stockholders’ equity	1,991	2,884
Noncontrolling interests	291	276
Total equity	2,282	3,160
Total liabilities and equity	$21,850	$20,666
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,415	$2,035	$4,542	$4,263
Rooms	345	313	669	643
Food and beverage	147	148	288	298
Mall	187	174	373	348
Convention, retail and other	81	91	165	168
Net revenues	3,175	2,761	6,037	5,720
Operating expenses:
Casino	1,242	1,141	2,399	2,321
Rooms	87	77	168	155
Food and beverage	130	124	256	250
Mall	22	19	44	39
Convention, retail and other	57	58	116	115
Provision for credit losses	16	4	21	15
General and administrative	292	268	565	554
Corporate	69	69	142	147
Pre-opening	9	3	13	6
Development	69	61	138	114
Depreciation and amortization	371	316	733	636
Amortization of leasehold interests in land	20	14	35	30
Loss on disposal or impairment of assets	8	16	15	30
	2,392	2,170	4,645	4,412
Operating income	783	591	1,392	1,308
Other income (expense):
Interest income	42	80	84	151
Interest expense, net of amounts capitalized	(194)	(186)	(368)	(368)
Other income (expense)	(22)	11	(23)	5
Loss on modification or early retirement of debt	—	—	(5)	—
Income before income taxes	609	496	1,080	1,096
Income tax expense	(90)	(72)	(153)	(89)
Net income	519	424	927	1,007
Net income attributable to noncontrolling interests	(58)	(71)	(114)	(160)
Net income attributable to Las Vegas Sands Corp.	$461	$353	$813	$847
Earnings per share:
Basic	$0.66	$0.48	$1.15	$1.14
Diluted	$0.66	$0.48	$1.15	$1.13
Weighted average shares outstanding:
Basic	695	740	704	745
Diluted	696	741	704	747
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions) (Unaudited)
Net income	$519	$424	$927	$1,007
Currency translation adjustment	102	(13)	129	(70)
Foreign currency hedge adjustments	(95)	(2)	(85)	(14)
Total comprehensive income	526	409	971	923
Comprehensive income attributable to noncontrolling interests	(37)	(71)	(96)	(156)
Comprehensive income attributable to Las Vegas Sands Corp.	$489	$338	$875	$767
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at March 31, 2024	$1	$(5,446)	$6,493	$(38)	$2,943	$72	$4,025
Net income	—	—	—	—	353	71	424
Currency translation adjustment	—	—	—	(13)	—	—	(13)
Foreign currency hedge adjustments	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	14	—	—	—	14
Tax withholding on vesting of equity awards	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	(404)	—	—	—	—	(404)
Settlement of contracts for purchase of noncontrolling interest	—	—	3	—	—	(3)	—
Dividends declared ($0.20 per share) (Note 7)	—	—	—	—	(148)	—	(148)
Balance at June 30, 2024	$1	$(5,850)	$6,508	$(53)	$3,148	$140	$3,894

Balance at January 1, 2024	$1	$(4,991)	$6,481	$27	$2,600	$(14)	$4,104
Net income	—	—	—	—	847	160	1,007
Currency translation adjustment	—	—	—	(70)	—	—	(70)
Foreign currency hedge adjustments	—	—	—	(10)	—	(4)	(14)
Stock-based compensation	—	—	28	—	—	1	29
Tax withholding on vesting of equity awards	—	—	(4)	—	—	—	(4)
Repurchase of common stock	—	(859)	—	—	—	—	(859)
Settlement of contracts for purchase of noncontrolling interest	—	—	3	—	—	(3)	—
Dividends declared ($0.40 per share) (Note 7)	—	—	—	—	(299)	—	(299)
Balance at June 30, 2024	$1	$(5,850)	$6,508	$(53)	$3,148	$140	$3,894

Balance at March 31, 2025	$1	$(7,213)	$6,307	$(24)	$3,628	$334	$3,033
Net income	—	—	—	—	461	58	519
Currency translation adjustment	—	—	—	105	—	(3)	102
Foreign currency hedge adjustments	—	—	—	(77)	—	(18)	(95)
Stock-based compensation	—	—	14	—	—	—	14
Repurchase of common stock	—	(808)	—	—	—	—	(808)
Settlement of contracts for purchase of noncontrolling interest	—	—	(128)	—	—	(9)	(137)
Unsettled contract for purchase of noncontrolling interest	—	—	(100)	—	—	—	(100)
Dividends declared ($0.25 per share) and noncontrolling interest payments (Note 7)	—	—	—	—	(175)	(71)	(246)
Balance at June 30, 2025	$1	$(8,021)	$6,093	$4	$3,914	$291	$2,282

Balance at January 1, 2025	$1	$(6,759)	$6,245	$(58)	$3,455	$276	$3,160
Net income	—	—	—	—	813	114	927
Currency translation adjustment	—	—	—	132	—	(3)	129
Foreign currency hedge adjustments	—	—	—	(70)	—	(15)	(85)
Stock-based compensation	—	—	24	—	—	1	25
Tax withholding on vesting of equity awards	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	(1,262)	—	—	—	—	(1,262)
Settlement of contracts for purchase of noncontrolling interest	—	—	(126)	—	—	(11)	(137)
Unsettled contract for purchase of noncontrolling interest	—	—	(100)	—	—	—	(100)
Capped call option contract	—	—	52	—	—	—	52
Dividends declared ($0.50 per share) and noncontrolling interest payments (Note 7)	—	—	—	—	(354)	(71)	(425)
Balance at June 30, 2025	$1	$(8,021)	$6,093	$4	$3,914	$291	$2,282
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024

	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$927	$1,007
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	733	636
Amortization of leasehold interests in land	35	30
Amortization of deferred financing costs and original issue discount	28	30
Change in fair value of derivatives	(7)	—
Paid-in-kind interest income	(1)	(35)
Loss on modification or early retirement of debt	5	—
Loss on disposal or impairment of assets	8	12
Stock-based compensation expense	25	29
Provision for credit losses	21	15
Foreign exchange (gain) loss	29	(6)
Deferred income taxes	(25)	(14)
Changes in operating assets and liabilities:
Accounts receivable	(119)	26
Other assets	(45)	(4)
Leasehold interests in land	(848)	—
Accounts payable	(6)	(16)
Other liabilities	(56)	(182)
Net cash generated from operating activities	704	1,528
Cash flows from investing activities:
Capital expenditures	(665)	(481)
Proceeds from disposal of property and equipment	—	1
Acquisition of intangible assets and other	(75)	(8)
Net cash used in investing activities	(740)	(488)
Cash flows from financing activities:
Tax withholding on vesting of equity awards	(2)	(4)
Repurchase of common stock	(1,216)	(850)
Dividends paid and noncontrolling interest payments	(425)	(299)
Proceeds from debt	6,781	1,748
Repayments of debt	(4,856)	(1,960)
Payments of financing costs	(201)	(20)
Settled contracts for purchase of noncontrolling interest	(137)	—
Unsettled contracts for purchase of noncontrolling interest	(100)	—
Other	(24)	(23)
Net cash used in financing activities	(180)	(1,408)
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	16	(25)
Decrease in cash, cash equivalents and restricted cash and cash equivalents	(200)	(393)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	3,775	5,229
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$3,575	$4,836
Supplemental disclosure of cash flow information
Cash payments for interest, net of amounts capitalized	$363	$354
Cash payments for taxes, net of refunds	$135	$115
Change in construction-related payables	$(76)	$147
Excise tax accrued on repurchase of common stock	$12	$9
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
Development Projects
Macao
The Company operates gaming areas within the Macao Special Administrative Region (“Macao”), pursuant to a 10-year concession agreement (the “Concession”), which expires on December 31, 2032. As part of the Concession entered into by Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd., a majority-owned subsidiary of the Company) and the Macao government, VML has committed to invest, or cause to be invested, at least 35.84 billion patacas (approximately $4.43 billion at exchange rates in effect on June 30, 2025). Of this total, 33.39 billion patacas (approximately $4.13 billion at exchange rates in effect on June 30, 2025) must be invested in non-gaming projects. These investments must be accomplished by December 2032.
Pursuant to the Concession, the Company has spent approximately $168 million on these projects for the year ended December 31, 2023. This amount was reviewed and confirmed as qualified spend under the Concession by the Macao government following an audit conducted in July 2024, with results issued in November 2024. The Macao government conducts an annual audit to confirm qualified concession investments for the prior year. As of the date of this filing, the audit process for the Company’s investments spent during the year ended December 31, 2024, has commenced.
Phase II of The Londoner Macao primarily includes the conversion of the Sheraton Grand Macao into the Londoner Grand, an upgrade of the gaming areas and the addition of attractions, dining, retail and entertainment offerings. The conversion of the Sheraton Grand Macao into the Londoner Grand is now complete and represents Macao’s first Marriott International Luxury Collection hotel. Construction of the newly renovated rooms and suites at the Londoner Grand was completed in early April 2025 and resulted in a total of 2,405 rooms and suites. These projects have a total estimated cost of $1.2 billion and were substantially completed during the first quarter of 2025.
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
On January 8, 2025, MBS entered into a second supplemental agreement to the Second Development Agreement with the Singapore government (the “Second Supplemental Agreement”) whereby MBS committed to assume liability for the cost of the land premium associated with the additional 2,000 square meters of gaming area and 10,000 square meters of ancillary area in support of the gaming area (collectively, the “Additional Gaming Area”) as well as other adjustments to the land premiums resulting from the consequential changes to the allocations of gross floor area for the MBS Expansion Project since the first payment made in 2019 (the “Additional Land Premium”). These allocations prescribe and limit the use of the gross floor area for hotel, gaming, retail, food and beverage, MICE and arena at the MBS Expansion Project site. The Second Supplemental Agreement also formalized the dates by which MBS has agreed with the Singapore government to commence and complete construction of the MBS Expansion Project, being July 8, 2025 and July 8, 2029, respectively. Construction works for the project has commenced as of May 26, 2025, before the requisite commencement date under the Second Supplemental Agreement.
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
The Company has incurred approximately $2.4 billion as of June 30, 2025, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS development project site and the payment of 1.13 billion Singapore dollars (“SGD,” approximately $848 million at exchange rates in effect at the time of the payment) for the Additional Gaming Area payment, which was made on April 2, 2025.
The Tower 3 hotel room renovations at Marina Bay Sands into world class suites are now complete and the Company is continuing to progress on other property renovations, which include the hotel lobby and SkyPark and additional retail, food and beverage and wellness offerings. As of June 30, 2025, the Company has incurred $405 million of the estimated $750 million cost to complete these projects, which are in addition to the MBS Expansion Project. The completion of the renovations of Towers 1, 2 and 3 has resulted in a total of 1,844 rooms including 775 suites.
New York
On June 2, 2023, the Company acquired the Nassau Veterans Memorial Coliseum (the “Nassau Coliseum”) from Nassau Live Center, LLC and related entities, which included the right to lease the underlying land from the County of Nassau in the State of New York. The Company purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. On April 23, 2025, the Company announced its decision to cease pursuit of a casino license from the state of New York in light of concerns regarding a lower anticipated return on investment due to various factors, including the impact of the potential legalization of online gaming on the New York market. The Company continues to consider potential acquirors and other development opportunities for the Nassau Coliseum site. There is no assurance the Company will be able to accomplish a sale or other development opportunity or to resolve certain matters associated with the right to lease the underlying land from Nassau County.
Intercompany Loan Agreement with SCL
On March 27, 2025, Sands China Ltd. (“SCL”) repaid in full to LVSC the outstanding intercompany loan balance and any outstanding interest totaling $1.07 billion.
Note 2 — Accounts Receivable, Net and Customer Contract Related Liabilities
Accounts Receivable and Provision for Credit Losses
Accounts receivable consists of the following:

	June 30, 2025	December 31, 2024

	(In millions)
Casino	$633	$462
Rooms	21	28
Mall	30	63
Other	35	50
	719	603
Less - provision for credit losses	(186)	(186)
	$533	$417

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	2025	2024

	(In millions)
Balance at January 1	$186	$201
Current period provision for credit losses	21	15
Write-offs	(26)	(7)
Recoveries of receivables previously written-off	—	1
Exchange rate impact	5	(4)
Balance at June 30	$186	$206
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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2025	2024	2025	2024	2025	2024

	(In millions)
Balance at January 1	$112	$135	$38	$45	$763	$690
Balance at June 30	95	109	38	39	787	713
Increase (decrease)	$(17)	$(26)	$—	$(6)	$24	$23
____________________
(1)Of this amount, $175 million as of June 30 and January 1, 2025, and $171 million and $167 million as of June 30 and January 1, 2024, respectively, related to mall deposits that are accounted for based on lease terms usually greater than one year.
Note 3 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following:

	June 30, 2025	December 31, 2024

	(In millions)
Marina Bay Sands	$2,987	$1,969
The Londoner Macao	287	290
The Venetian Macao	234	236
The Plaza Macao and Four Seasons Macao	104	106
The Parisian Macao	88	88
Sands Macao	35	36
	3,735	2,725
Less — accumulated amortization	(779)	(723)
	$2,956	$2,002
The Company recognized SGD 1.13 billion (approximately $848 million at exchange rates in effect at the time of the payment) in leasehold interests in land for MBS’ purchase of the Additional Gaming Area made on April 2, 2025. The remainder of the Additional Land Premium related to the Second Supplemental Agreement is expected to be approximately SGD 182 million (approximately $143 million at exchange rates in effect on June 30, 2025) and to be finalized at the end of 2025 or during the first quarter of 2026.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The estimated future amortization expense over the expected terms of the Company’s leasehold interests in land is approximately $39 million for the six months ending December 31, 2025, $79 million for each of the years ending December 31, 2026 through 2029, and $2.74 billion thereafter.
Note 4 — Goodwill and Intangible Assets, Net
Goodwill and intangible assets consist of the following:

	June 30, 2025	December 31, 2024

	(In millions)
Amortizable intangible assets:
Macao concession	$495	$500
Marina Bay Sands gaming license	79	52
	574	552
Less — accumulated amortization	(129)	(147)
	445	405

Londoner Grand franchise rights	57	—
Less — accumulated amortization	(2)	—
	55	—

Technology, software and other	38	38
Total amortizable intangible assets, net	538	443

Goodwill	103	102

Total goodwill and intangible assets, net	$641	$545
Amortization expense for all intangible assets was $37 million and $34 million for the six months ended June 30, 2025 and 2024, respectively.
The estimated future amortization expense over the expected terms of the Company’s intangible assets as of June 30, 2025, is as follows:

Amortization Expense

(In millions)
Year ending December 31,
2025(1)	$39
2026	80
2027	80
2028	62
2029	53
Thereafter	186
$500
_______________________
(1)Represents the six-month period ending December 31, 2025.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Londoner Grand Franchise Rights
On September 23, 2024, Venetian Orient Limited (“VOL,” a wholly owned subsidiary of SCL) entered into an agreement with Marriott International (“Marriott”) granting VOL the right to operate the Londoner Grand as a franchise under Marriott’s “Luxury Collection Hotel” brand effective January 1, 2025, for a period of 15 years. The agreement consists of a fixed fee subject to an annual inflation adjustment capped at 3% and other variable fees.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 5 — Debt
Debt consists of the following:

	June 30, 2025	December 31, 2024

	(In millions)
Corporate and U.S. Related(1):
LVSC Senior Notes
$500 million 2.900% Senior Notes due June 2025	$—	$500
$1.0 billion 3.500% Senior Notes due August 2026 (net of unamortized original issue discount and deferred financing costs of $2 and $3, respectively)	998	997
$750 million 5.900% Senior Notes due June 2027 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	746	745
$1.0 billion 5.625% Senior Notes due June 2028 (net of unamortized original issue discount and deferred financing costs of $7)	993	—
$500 million 6.000% Senior Notes due August 2029 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	496	495
$750 million 3.900% Senior Notes due August 2029 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	746	745
$500 million 6.000% Senior Notes due June 2030 (net of unamortized original issue discount and deferred financing costs of $5)	495	—
$500 million 6.200% Senior Notes due August 2034 (net of unamortized original issue discount and deferred financing costs of $5)	495	495
Finance leases	118	115
Macao Related(1):
SCL Senior Notes
$1.80 billion 5.125% Senior Notes due August 2025 (net of unamortized original issue discount and deferred financing costs of $1)	—	1,624
$800 million 3.800% Senior Notes due January 2026 (net of unamortized original issue discount and deferred financing costs of $1 and $2, respectively)	799	798
$700 million 2.300% Senior Notes due March 2027 (net of unamortized original issue discount and deferred financing costs of $3)	697	697
$1.90 billion 5.400% Senior Notes due August 2028 (net of unamortized original issue discount and deferred financing costs of $8 and $9, respectively)	1,892	1,891
$650 million 2.850% Senior Notes due March 2029 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	646	645
$700 million 4.375% Senior Notes due June 2030 (net of unamortized original issue discount and deferred financing costs of $5 and $6, respectively)	695	694
$600 million 3.250% Senior Notes due August 2031 (net of unamortized original issue discount and deferred financing costs of $4)	596	596
2024 SCL Term Loan Facility (net of unamortized deferred financing costs of $25)	1,599	—
Finance leases	26	12
Singapore Related(1):
2012 Singapore Term Facility (net of unamortized deferred financing costs of $12)	—	2,656
2012 Singapore Delayed Draw Term Facility	—	46
2025 Singapore Term Loan Facility (net of unamortized deferred financing costs of $59)	2,865	—
2025 Singapore Delayed Draw Term Loan Facility (net of unamortized deferred financing costs of $20)	917	—
Finance leases	1	1
	15,820	13,752
Less — current maturities	(923)	(3,160)
Total debt	$14,897	$10,592

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
____________________
(1)Unamortized deferred financing costs of $160 million and $76 million as of June 30, 2025 and December 31, 2024, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore delayed draw term facilities, are included in “Other assets, net,” and “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets.
LVSC Senior Notes
On May 6, 2025, in an underwritten public offering, LVSC issued, two series of senior unsecured notes in an aggregate principal amount of $1.50 billion, consisting of $1.0 billion of 5.625% Senior Notes due June 15, 2028 (the “2028 LVSC Senior Notes”) and $500 million of 6.000% Senior Notes due June 14, 2030 (the “2030 LVSC Senior Notes” and, together with the 2028 LVSC Senior Notes, the “LVSC Senior Notes”). Interest on the LVSC Senior Notes is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2025, with respect to the 2028 LVSC Senior Notes and on June 14 and December 14, commencing on December 14, 2025, with respect to the 2030 LVSC Senior Notes.
The LVSC Senior Notes are senior unsecured obligations of LVSC. Each series of LVSC Senior Notes ranks equally in right of payment with all of LVSC’s other unsecured and unsubordinated obligations, if any. None of LVSC’s subsidiaries guarantee the LVSC Senior Notes.
The LVSC Senior Notes were issued pursuant to a base indenture dated as of July 31, 2019, as supplemented by supplemental indentures, dated May 6, 2025 (the “Supplemental Indentures”), each between LVSC and U.S. Bank Trust Company, National Association, as trustee. The Supplemental Indentures contain covenants, subject to customary exceptions and qualifications, that limit the ability of LVSC and its subsidiaries to, among other things, incur liens, enter into sale and leaseback transactions and consolidate, merge, sell or otherwise dispose of all, or substantially all, of the Company’s assets on a consolidated basis. The Supplemental Indentures also provides for customary events of default.
The net proceeds from the offering were used to redeem in full the outstanding principal amount of the $500 million 2.900% LVSC Senior Notes due June 25, 2025 (the “2025 LVSC Senior Notes”) and any accrued interest, and to pay transaction-related fees and expenses. The remaining proceeds are being used for general corporate purposes, including share repurchases.
2024 LVSC Revolving Facility
As of June 30, 2025, the Company had $1.50 billion of available borrowing capacity under the 2024 LVSC Revolving Facility, net of outstanding letters of credit.
SCL Senior Notes
On June 11, 2025, proceeds from the draw down of the 2024 SCL Term Loan Facility and cash on hand, as described below, were used to redeem in full the remaining principal amount of the $1.80 billion 5.125% SCL Senior Notes due August 8, 2025 amounting to $1.63 billion (the “2025 SCL Senior Notes”) and any accrued interest.
2024 SCL Credit Facility
On June 5, 2025, the Company drew down HKD 12.75 billion (approximately $1.64 billion at exchange rates in effect at the time of the transaction) under the 2024 SCL Term Loan Facility, in which the proceeds together with cash on hand, were used to redeem the 2025 SCL Senior Notes.
Under the 2024 SCL Term Loan Facility, commencing on September 5, 2025, and at the end of each three-month period thereafter, SCL is required to pay interim quarterly amortization payments equal to 0.75% of the HKD 12.75 billion drawn. The outstanding aggregate principal balance of the 2024 SCL Term Loan Facility is due in full on June 5, 2030.
Borrowings under the 2024 SCL Term Loan Facility bear interest at the Hong Kong Interbank Offered Rate plus a margin of 1.65% per annum (approximately 2.38% as of June 30, 2025).
As of June 30, 2025, the Company had HKD 19.50 billion (approximately $2.48 billion at exchange rates in effect on June 30, 2025) of available borrowing capacity under the 2024 SCL Revolving Facility.
2012 Singapore Credit Facility
On February 21, 2025, MBS entered into a new credit facility, as further described below, and on February 28, 2025, the 2012 Singapore Credit Facility was terminated using the proceeds from the new credit facility. As a result, the Company recorded a $5 million loss on modification or early retirement of debt during the six months ended June 30, 2025.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
2025 Singapore Credit Facility
On February 21, 2025, MBS entered into a new facility agreement (the “2025 Singapore Credit Facility”) with the lenders party thereto and DBS Bank Ltd., as agent and security trustee, and certain other parties. The 2025 Singapore Credit Facility provides for an SGD 3.75 billion (approximately $2.94 billion at exchange rates in effect on June 30, 2025) term loan (the “2025 Singapore Term Loan Facility”), an SGD 750 million (approximately $588 million at exchange rates in effect on June 30, 2025) revolving credit facility (the “2025 Singapore Revolving Facility”), part of which may be designated as an ancillary facility, and an SGD 7.50 billion (approximately $5.88 billion at exchange rates in effect on June 30, 2025) term loan facility (the “2025 Singapore Delayed Draw Term Loan Facility” and together with the 2025 Singapore Term Loan Facility and the 2025 Singapore Revolving Facility, the “Facilities”).
On February 28, 2025, MBS drew the full amount of the 2025 Singapore Term Loan Facility and SGD 62 million (approximately $46 million at exchange rates in effect at the time of the transaction) from the 2025 Singapore Delayed Draw Term Loan Facility and used the proceeds to pay amounts outstanding under the 2012 Singapore Credit Facility.
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
Borrowings under the Facilities for outstanding loans will bear interest at the Compounded Singapore Overnight Rate Average, plus a variable margin (the “Margin”), which is determined based on MBS’s consolidated leverage ratio (interest set at approximately 3.26% as of June 30, 2025). MBS pays a standby commitment fee on all undrawn amounts under the 2025 Singapore Revolving Facility and the 2025 Singapore Delayed Draw Term Loan Facility equal to 35% or 40% of the applicable Margin depending on the percentage utilization of each respective facility, which was 0.48% as of June 30, 2025.
The 2025 Singapore Term Loan Facility, the 2025 Singapore Revolving Facility and the 2025 Singapore Delayed Draw Term Loan Facility mature on February 29, 2032, August 31, 2031, and February 29, 2032, respectively (each such date, a “Maturity Date”). In relation to the 2025 Singapore Term Loan Facility and the 2025 Singapore Delayed Draw Term Loan Facility, commencing on May 31, 2025 and May 31, 2030, respectively, and at the end of each three-month period thereafter, MBS is required to repay interim quarterly amortization payments equal to a certain percentage (as set forth in the 2025 Singapore Credit Facility agreement) of the outstanding principal amount of such facility. The outstanding aggregate principal balance of each of the Facilities is due in full on the Maturity Date applicable to such facility.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
On April 1, 2025, the Company drew down an additional SGD 1.13 billion (approximately $848 million at exchange rates in effect at the time of the payment) from the 2025 Singapore Delayed Draw Term Loan Facility to fund the payment due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the Additional Gaming Area.
As of June 30, 2025, MBS had SGD 588 million (approximately $461 million at exchange rates in effect on June 30, 2025) of available borrowing capacity under the 2025 Singapore Revolving Facility, net of outstanding letters of credit of SGD 162 million (approximately $127 million at exchange rates in effect on June 30, 2025).
As of June 30, 2025, SGD 6.30 billion (approximately $4.94 billion at exchange rates in effect on June 30, 2025) remains available to be drawn under the 2025 Singapore Delayed Draw Term Loan Facility.
Debt Covenant Compliance
As of June 30, 2025, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to debt and finance lease obligations are as follows:

	Six Months Ended June 30,
	2025	2024

	(In millions)
Proceeds from LVSC Senior Notes	$1,499	$1,748
Proceeds from 2025 Singapore Credit Facility	3,645	—
Proceeds from 2024 SCL Term Loan Facility	1,637	—
	$6,781	$1,748

Repayments on 2025 SCL Senior Notes	$(1,625)	$(174)
Repayment on 2025 LVSC Senior Notes	(500)	—
Repayment on 2024 LVSC Senior Notes	—	(1,750)
Repayments on 2012 Singapore Credit Facility	(2,708)	(31)
Repayments on 2025 Singapore Credit Facility	(14)	—
Repayments on finance leases	(9)	(5)
	$(4,856)	$(1,960)
Note 6 — Derivative Instruments
The Company currently uses cross-currency interest rate swaps (“Swaps”) and foreign currency forward contracts (“Forwards”) as effective economic hedges against foreign currency exchange rate risk. The Swaps and Forwards involve the purchase and sale of currencies at an agreed-upon foreign currency exchange rate to be executed on a specified date. The Swaps also include the periodic swapping of interest payments in the respective currencies.
The Company entered into various Swaps (as described below) to manage the risk of changes in cash flows resulting from foreign currency gains and losses recorded upon remeasurement of U.S. dollar (“USD”) denominated SCL Senior Notes by swapping a specified amount of Hong Kong dollars (“HKD”) for USD at the contractual spot rate on specified dates.
During the year ended December 31, 2021, the Company entered into a Swap with a notional value of $1.0 billion, which was designated as a hedge of the cash flows related to a portion of the $1.80 billion 5.125% Senior Notes (the “2021 SCL Swap”) and expires in line with the contractual maturity date of the underlying notes. On June 11, 2025, the Company redeemed the underlying notes and discontinued hedge accounting of the 2021 SCL Swap. As a result, the related $6 million net loss previously recorded to “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying condensed consolidated balance sheets under hedge accounting was reclassified into “Other income (expense)” in the accompanying condensed consolidated statements of operations.
During the year ended December 31, 2024, the Company entered into additional Swaps, also designated as a hedge of the cash flows related to a portion of the remaining SCL Senior Notes (the “2024 SCL Swaps,” and together with the 2021 SCL Swap, the “SCL Swaps”). The 2024 SCL Swaps have a total notional value of $4.01 billion and expire in line with the maturity dates of the underlying SCL Senior Notes.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Additionally, during the six months ended June 30, 2025, the Company entered into various Swaps to manage the risk of adverse changes in the foreign currency exchange rate between USD and SGD impacting the Company’s net investment in MBS. These Swaps were designated as hedges of the Company’s net investment in MBS (the “MBS Net Investment Hedge”). The MBS Net Investment Hedge has a total notional value of $1.80 billion and the related swaps expire on various dates beginning March 1, 2028 through December 1, 2030.
Also during the six months ended June 30, 2025, the Company entered into a Forward for the exchange of USD to HKD to manage the risk of adverse changes in the foreign currency exchange rate between USD and pataca (which is SCL’s functional currency and pegged to HKD) impacting the Company’s net investment in SCL. This Forward was designated as a hedge of the Company’s net investment in SCL (the “SCL Net Investment Hedge,” and together with the MBS Net Investment Hedge, the “Net Investment Hedges”). The SCL Net Investment Hedge had a total notional value of $189 million and expired on July 7, 2025.
For each reporting period, the fair value of each derivative is recorded to an asset or liability with the offset recorded to AOCI in the accompanying condensed consolidated balance sheets. Refer to “Note 9 — Fair Value Disclosures” for further details.
The following tables present the net changes in AOCI associated with the current period hedging transactions and the net amount of any reclassification into earnings, net of tax:

	Three Months Ended June 30,
	2025		2024
	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Net Investment Hedges

	(In millions)
Net loss from hedge adjustments recognized in AOCI as of April 1	$(22)	$—	$(21)	$—
Hedge adjustments recognized during the current period	(26)	(31)	(7)	—
Net (gain) loss reclassified from AOCI into earnings	(38)	—	5	—
Net loss from hedge adjustments recognized in AOCI as of June 30	$(86)	$(31)	$(23)	$—

	Six Months Ended June 30,
	2025		2024
	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Net Investment Hedges

	(In millions)
Net loss from hedge adjustments recognized in AOCI as of January 1	$(32)	$—	$(9)	$—
Hedge adjustments recognized during the current period	(8)	(31)	(17)	—
Net (gain) loss reclassified from AOCI into earnings	(46)	—	3	—
Net loss from hedge adjustments recognized in AOCI as of June 30	$(86)	$(31)	$(23)	$—
The cash flow impact is included in operating activities for the SCL Swaps and in investing activities for the Net Investment Hedges in the accompanying condensed consolidated statements of cash flows.
Note 7 — Equity and Earnings Per Share
Common Stock
Dividends
On February 19 and May 14, 2025, the Company paid a quarterly dividend of $0.25 per common share as part of a regular cash dividend program. During the six months ended June 30, 2025, the Company recorded $354 million as a distribution against retained earnings.
On February 14 and May 15, 2024, the Company paid a dividend of $0.20 per common share as part of a regular cash dividend program. During the six months ended June 30, 2024, the Company recorded $299 million as a distribution against retained earnings.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
In July 2025, the Company’s Board of Directors declared a quarterly dividend of $0.25 per common share (a total estimated to be approximately $172 million) to be paid on August 13, 2025, to stockholders of record on August 5, 2025.
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
During the six months ended June 30, 2025, the Company repurchased 30,295,410 shares of its common stock for approximately $1.26 billion (including commissions and $12 million in excise tax) under the Company’s current program (inclusive of the shares repurchased with the December Capped Call). During the six months ended June 30, 2024, the Company repurchased 17,316,119 shares of its common stock for $859 million (including commissions and $9 million in excise tax). On April 22, 2025, the Company’s Board of Directors authorized increasing the remaining share repurchase amount from $1.10 billion to $2.0 billion. As of June 30, 2025, the remaining amount authorized under the share repurchase program was $1.20 billion.
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
Noncontrolling Interests
On June 20, 2025, SCL paid a dividend of HKD 0.25 per share to SCL shareholders (a total of $261 million, of which the Company retained $190 million during the six months ended June 30, 2025).
Purchase of Noncontrolling Interest
On December 4, 2024, April 25 and June 13, 2025, the Company’s wholly owned subsidiary, Venetian Venture Development Intermediate II (“VVDI II”), entered into share purchase agreements (the “December SCL Purchase Agreement,” the “April SCL Purchase Agreement” and the “June SCL Purchase Agreement,” respectively, collectively the “SCL Purchase Agreements”) with financial institutions (the “Agents”) for the purchase of the common stock of SCL. Pursuant to the terms of the SCL Purchase Agreements, VVDI II made an up-front payment of HKD 800 million under each of the December and April SCL Purchase Agreements and HKD 1.05 billion under the June SCL Purchase Agreement (collectively, approximately $340 million at exchange rates as of the date of the transactions) to the Agents on December 4, 2024, April 25 and June 13, 2025, respectively. Once the up-front payments were made related to all the transactions above, VVDI II had no further obligation to provide any additional consideration to the Agents.
The SCL Purchase Agreements allowed for the delivery of shares on a daily basis. The December and April SCL Purchase Agreements concluded on January 7 and June 13, 2025, respectively, with the June SCL Purchase Agreement still in progress. The SCL Share Purchase Agreements resulted in the delivery of 107,895,839 shares as of June 30, 2025 (of which 25,112,000 shares were delivered during December 2024), and an additional 17,959,600 shares from July 1 through July 23, 2025, of SCL common stock to the Company. The above represented a total average daily price of HKD 17.27 up to June 30, 2025, and HKD 18.50 from July 1 through July 23, 2025. The number of shares actually delivered to the Company by the Agents was based on the price paid by the Agents for SCL common stock delivered to the Company during the term of the various SCL purchase agreements, subject to the cap amount (as defined in the agreements). Pursuant to the SCL Purchase Agreements, the Company paid the Agents a fee equal to an agreed percentage of the price per share benefit that the Agents were able to realize on SCL shares purchased compared to the volume-weighted average share price of SCL’s common stock.
The total additional shares delivered related to the above transactions resulted in an increase of the Company’s ownership of SCL to approximately 73.15% as of June 30, 2025, and 73.37% as of July 23, 2025.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Transfer from Noncontrolling Interest
The following table summarizes the net income attributable to LVSC and transfers from the noncontrolling interest, which shows the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Net income attributable to LVSC	$461	$353	$813	$847
Transfer from noncontrolling interest:
Increase in LVSC’s paid-in-capital for purchase of subsidiary shares	9	3	11	3
Changes from net income attributable to LVSC and transfers from noncontrolling interest	$470	$356	$824	$850
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	695	740	704	745
Potential dilution from stock options and restricted stock and stock units	1	1	—	2
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	696	741	704	747
Antidilutive stock options and restricted stock and stock units excluded from the calculation of diluted earnings per share	9	10	9	10
Diluted earnings per share is calculated using the treasury stock method.
Note 8 — Leases
Lessor
Lease revenue for the Company’s mall operations consists of the following:

	Three Months Ended June 30,
	2025		2024
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$140	$1	$136	$1
Overage rents	20	—	13	—
	$160	$1	$149	$1

	Six Months Ended June 30,
	2025		2024
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$280	$1	$268	$1
Overage rents	40	—	30	—
	$320	$1	$298	$1

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 9 — Fair Value Disclosures
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

	June 30, 2025
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(In millions)
Assets:
Cash equivalents
Cash deposits	$1,385	$1,385
Money market funds	$283	$283
U.S. Treasury Bills	$212	$212
Loan receivable(2)	$1,264		$1,222
Prepaid expenses and other:
2021 SCL Swap(3)(5)	$7		$7
SCL Net Investment Hedge	$3		$3
Liabilities:
Other accrued liabilities:
2024 SCL Swaps(3)	$1		$1
Debt(3)(4)	$15,835		$15,662
Other long-term liabilities:
2024 SCL Swaps(3)(6)	$66		$66
MBS Net Investment Hedge(3)(7)	$44		$44

	December 31, 2024
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(In millions)
Assets:
Cash equivalents
Cash deposits	$2,294	$2,294
Money market funds	$72	$72
U.S. Treasury Bills	$465	$465
Loan receivable(2)	$1,264		$1,192
Liabilities:
Other accrued liabilities:
2021 SCL Swaps(3)	$4		$4
Debt(3)(4)	$13,689		$13,353
Other long-term liabilities:
2024 SCL Swaps(3)(6)	$52		$52
____________________
(1)The cross-currency swaps and net investment hedges are accounted for at fair value in the accompanying condensed consolidated financial statements. The other items included in this table are not accounted for at fair value.
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
(5)During the three months ended June 30, 2025, hedge accounting for this derivative was discontinued. Refer to “Note 6 — Derivative Instruments” for related disclosures.
(6)These amounts exclude the portion of the fair value related to the accrual of the periodic swapping of interest payments. These accrual components, amounting to $4 million as of June 30, 2025 and December 31, 2024, are recorded in “Accounts receivable, net” in the accompanying condensed consolidated balance sheets.
(7)This amount excludes the portion of the fair value related to the accrual of the periodic swapping of interest payments. This accrual component, amounting to $3 million as of June 30, 2025, is recorded in “Accounts receivable, net” in the accompanying condensed consolidated balance sheets.
As of June 30, 2025 and December 31, 2024, the amounts of the Company’s other assets and liabilities that were accounted for at fair value were immaterial.
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
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC” or “Plaintiff”) filed a claim with the Macao First Instance Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort (“VCR”) (collectively, the “Defendants”) for 3.0 billion patacas (approximately $371 million at exchange rates in effect on June 30, 2025), which alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001.
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
On July 15, 2019, AAEC submitted a request to the Macao First Instance Court to increase the amount of its claim to 96.45 billion patacas (approximately $11.93 billion at exchange rates in effect on June 30, 2025), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022. On September 4, 2019, the Macao First Instance Court allowed AAEC’s amended request. The U.S. Defendants appealed the decision allowing the amended claim on September 17, 2019; the Macao First Instance Court accepted the appeal on September 26, 2019.
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
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on June 30, 2025) based on Plaintiff’s July 15, 2019 amendment. By motion dated July 20, 2021, the U.S. Defendants moved for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021. By order dated

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
September 29, 2021, the Macao First Instance Court ordered that the invoice for supplemental court fees be stayed pending resolution of that appeal.
From December 17, 2021 to January 19, 2022, Plaintiff submitted additional documents to the court file and disclosed written reports from two purported experts, who calculated Plaintiff’s damages at 57.88 billion patacas and 62.29 billion patacas (approximately $7.16 billion and $7.70 billion, respectively, at exchange rates in effect on June 30, 2025). On April 28, 2022, the Macao First Instance Court entered a judgment for the U.S. Defendants. The Macao First Instance Court also held that Plaintiff litigated certain aspects of its case in bad faith.
Plaintiff filed a notice of appeal from the Macao First Instance Court’s judgment on May 13, 2022.
On September 19, 2022, the U.S. Defendants were notified of an invoice for appeal court fees totaling 48 million patacas (approximately $6 million at exchange rates in effect on June 30, 2025). By motion dated September 29, 2022, the U.S. Defendants moved the Macao First Instance Court for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated October 24, 2022. The U.S. Defendants appealed that order on November 10, 2022 and on January 6, 2023, submitted the appeal brief.
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
On October 17, 2024, the Macao Second Instance Court issued an order rejecting Plaintiff’s appeal of the Macao First Instance Court’s April 28, 2022 judgment based on procedural defects, again found the Plaintiff to be litigating in bad faith, and declined to address the interlocutory appeals that had been filed by the parties. On October 29 and November 1, 2024, respectively, the U.S. Defendants and Plaintiff moved for clarification of the Second Instance Court’s decision not to hear certain interlocutory appeals. On November 5, 2024, Plaintiff filed a notice stating that its time to appeal should not begin to run until after the Macao Second Instance Court resolves the clarification motions and that Plaintiff intends to file a notice of appeal at that time or, in the alternative, Plaintiff asked the Macao Second Instance Court to treat its November 5 filing as a notice of appeal. On November 14, 2024, Plaintiff applied to rectify both its notice of appeal and its request for clarification. On November 18, 2024, the U.S. Defendants responded to Plaintiff’s request for clarification. By order dated March 21, 2025, the Macao Second Instance Court denied both motions for clarification, and it found that Plaintiff’s prior filings did not constitute a notice of appeal. On April 7, 2025, Plaintiff filed a notice of appeal to the Court of Final Appeal, and the Defendants moved to stay proceedings pending completion of the judicial liquidation proceedings against AAEC. On April 28, 2025, the Defendants moved to strike Plaintiff’s notice of appeal. The Defendants supplemented their stay motion on May 2, 2025 to note that the Macao First Instance Court had entered a judgment liquidating Plaintiff. By order dated May 30, 2025, the Macao Second Instance Court denied the Defendants’ motion to strike, accepted Plaintiff’s notice of appeal, and concluded that it lacked jurisdiction to stay the proceedings. On June 11, 2025, the Defendants filed a notice that Plaintiff’s liquidation had been registered with the Commercial Registry, and Plaintiff is no longer an existent legal entity. Plaintiff filed its appeal brief on June 18, 2025. On June 30, 2025, Plaintiff filed a notice claiming that the Macao Second Instance Court lacks jurisdiction to address its liquidation and, in the alternative sought to stay the proceedings so that it could challenge the liquidation. On July 7, 2025, Defendants submitted a response to Plaintiff’s June 30, 2025 filing, noting that, under Macao law, Plaintiff no longer exists and should be replaced as a party in the litigation by its shareholders and urging the Macao Second Instance Court to deny Plaintiff’s request to stay the proceedings. By order dated July 14, 2025, the Macao Second Instance Court denied AAEC’s motion for a stay, rejected AAEC’s appeal brief because AAEC did not exist at the time the brief was filed, and concluded that AAEC’s shareholders automatically replaced AAEC as Plaintiff as a matter of Macao law. Because AAEC’s shareholders did not file a timely appeal brief, the Macao Second Instance Court dismissed the appeal to the Macao Court of Final Appeal that AAEC had noticed on April 7, 2025. The deadline to challenge the July 14, 2025 order is July 31, 2025.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s segment information as of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025 and 2024 is as follows:

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Three Months Ended June 30, 2025
Casino	$524	$495	$143	$122	$63	$—	$1,347	$1,068	$—	$2,415
Rooms	50	95	34	28	4	—	211	134	—	345
Food and beverage	15	27	11	7	3	—	63	84	—	147
Mall	62	21	5	37	—	—	125	62	—	187
Convention, retail and other	10	4	1	—	1	25	41	40	—	81
Net revenues	661	642	194	194	71	25	1,787	1,388	—	3,175
Intersegment revenues	2	—	—	—	—	8	10	—	67	77
Net revenues before intersegment eliminations	663	642	194	194	71	33	1,797	1,388	67	3,252
Less:
Payroll and related expenses	110	100	49	28	23	12	322	184	—	506
Gaming taxes	251	259	72	74	30	—	686	243	—	929
Other expenses(1)	66	78	29	26	9	15	223	193	67	483
Segment expenses	427	437	150	128	62	27	1,231	620	67	1,918

Segment/Consolidated adjusted property EBITDA	$236	$205	$44	$66	$9	$6	$566	$768	$—	$1,334
Other Operating Costs and Expenses
Stock-based compensation(2)										(5)
Corporate										(69)
Pre-opening										(9)
Development										(69)
Depreciation and amortization										(371)
Amortization of leasehold interests in land										(20)
Loss on disposal or impairment of assets										(8)
Operating income										783
Other Non-Operating Costs and Expenses
Interest income										42
Interest expense, net of amounts capitalized										(194)
Other expense										(22)
Income tax expense										(90)
Net income										$519

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Three Months Ended June 30, 2024
Casino	$556	$318	$207	$178	$70	$—	$1,329	$706	$—	$2,035
Rooms	50	77	32	25	5	—	189	124	—	313
Food and beverage	16	22	17	8	3	—	66	82	—	148
Mall	54	17	7	38	—	—	116	58	—	174
Convention, retail and other	8	10	2	1	1	23	45	46	—	91
Net revenues	684	444	265	250	79	23	1,745	1,016	—	2,761
Intersegment revenues	2	—	—	—	—	7	9	—	63	72
Net revenues before intersegment eliminations	686	444	265	250	79	30	1,754	1,016	63	2,833
Less:
Payroll and related expenses	103	88	50	27	22	10	300	165	—	465
Gaming taxes	264	178	103	102	35	—	682	177	—	859
Other expenses(1)	57	75	29	21	12	17	211	162	63	436
Segment expenses	424	341	182	150	69	27	1,193	504	63	1,760

Segment/Consolidated adjusted property EBITDA	$262	$103	$83	$100	$10	$3	$561	$512	$—	$1,073
Other Operating Costs and Expenses
Stock-based compensation(2)										(3)
Corporate										(69)
Pre-opening										(3)
Development										(61)
Depreciation and amortization										(316)
Amortization of leasehold interests in land										(14)
Loss on disposal or impairment of assets										(16)
Operating income										591
Other Non-Operating Costs and Expenses
Interest income										80
Interest expense, net of amounts capitalized										(186)
Other income										11
Income tax expense										(72)
Net income										$424

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Six Months Ended June 30, 2025
Casino	$1,019	$897	$316	$254	$131	$—	$2,617	$1,925	$—	$4,542
Rooms	103	168	69	57	9	—	406	263	—	669
Food and beverage	30	51	23	14	5	—	123	165	—	288
Mall	121	42	10	76	—	—	249	124	—	373
Convention, retail and other	24	13	3	1	1	50	92	73	—	165
Net revenues	1,297	1,171	421	402	146	50	3,487	2,550	—	6,037
Intersegment revenues	4	—	—	—	—	15	19	1	128	148
Net revenues before intersegment eliminations	1,301	1,171	421	402	146	65	3,506	2,551	128	6,185
Less:
Payroll and related expenses	218	196	98	55	46	23	636	356	—	992
Gaming taxes	486	469	156	155	62	—	1,328	451	—	1,779
Other expenses(1)	136	148	57	52	19	29	441	371	128	940
Segment expenses	840	813	311	262	127	52	2,405	1,178	128	3,711

Segment/Consolidated adjusted property EBITDA	$461	$358	$110	$140	$19	$13	$1,101	$1,373	$—	$2,474
Other Operating Costs and Expenses
Stock-based compensation(2)										(6)
Corporate										(142)
Pre-opening										(13)
Development										(138)
Depreciation and amortization										(733)
Amortization of leasehold interests in land										(35)
Loss on disposal or impairment of assets										(15)
Operating income										1,392
Other Non-Operating Costs and Expenses
Interest income										84
Interest expense, net of amounts capitalized										(368)
Other expense										(23)
Loss on modification or early retirement of debt										(5)
Income tax expense										(153)
Net income										$927

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Six Months Ended June 30, 2024
Casino	$1,194	$737	$380	$248	$139	$—	$2,698	$1,565	$—	$4,263
Rooms	102	166	66	50	9	—	393	250	—	643
Food and beverage	33	49	31	16	6	—	135	163	—	298
Mall	108	33	14	76	—	—	231	117	—	348
Convention, retail and other	16	21	4	2	1	47	91	77	—	168
Net revenues	1,453	1,006	495	392	155	47	3,548	2,172	—	5,720
Intersegment revenues	4	—	—	—	—	13	17	2	126	145
Net revenues before intersegment eliminations	1,457	1,006	495	392	155	60	3,565	2,174	126	5,865
Less:
Payroll and related expenses	205	180	97	53	45	19	599	331	—	930
Gaming taxes	559	394	187	158	67	—	1,365	382	—	1,747
Other expenses(1)	117	157	57	45	21	33	430	352	126	908
Segment expenses	881	731	341	256	133	52	2,394	1,065	126	3,585

Segment/Consolidated adjusted property EBITDA	$576	$275	$154	$136	$22	$8	$1,171	$1,109	$—	$2,280
Other Operating Costs and Expenses
Stock-based compensation(2)										(9)
Corporate										(147)
Pre-opening										(6)
Development										(114)
Depreciation and amortization										(636)
Amortization of leasehold interests in land										(30)
Loss on disposal or impairment of assets										(30)
Operating income										1,308
Other Non-Operating Costs and Expenses
Interest income										151
Interest expense, net of amounts capitalized										(368)
Other income										5
Income tax expense										(89)
Net income										$1,007
____________________

(1)Consists of gaming and non-gaming operating expenses and selling, general and administrative expenses for each segment.
(2)During the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense of $17 million and $14 million, respectively, of which $12 million and $11 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

During the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense of $26 million and $34 million, respectively, of which $20 million and $25 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024

	(In millions)
Capital Expenditures
Corporate and Other	$26	$21
Macao:
The Venetian Macao	86	78
The Londoner Macao	229	125
The Parisian Macao	9	6
The Plaza Macao and Four Seasons Macao	5	5
Sands Macao	6	6
Ferry Operations and Other	—	1
	335	221
Marina Bay Sands	304	239
Total capital expenditures	$665	$481

	June 30, 2025	December 31, 2024

	(In millions)
Total Assets
Corporate and Other	$4,311	$3,353
Macao:
The Venetian Macao	2,478	2,806
The Londoner Macao	4,578	4,665
The Parisian Macao	1,646	1,710
The Plaza Macao and Four Seasons Macao	959	987
Sands Macao	247	253
Ferry Operations and Other	148	719
	10,056	11,140
Marina Bay Sands	7,483	6,173
Total assets	$21,850	$20,666

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
Macao
The Macao government announced total visitation from mainland China to Macao increased approximately 19.3% during the six months ended June 30, 2025, as compared to the same period in 2024. The Macao government also announced gross gaming revenue increased 4.4% during the six months ended June 30, 2025, as compared to the same period in 2024.
Singapore
Airlift passenger movement has increased with a total of 35 million passengers having passed through Singapore’s Changi Airport for the six months ended June 30, 2025, an increase of 5.1% compared to the same period in 2024.
The Singapore Tourism Board (“STB”) announced total visitation to Singapore was 8.3 million for the six months ended June 30, 2025, an increase of 1.9% from the same period in 2024.
Summary
Our Macao operations continue to face a competitive casino operating environment, with adjusted property EBITDA having increased $5 million compared with the three months ended June 30, 2024 and having decreased $70 million compared to the six months ended June 30, 2024.
Our Singapore operations continue to generate record adjusted property EBITDA, having increased $256 million compared to the three months ended June 30, 2024 and $264 million compared to the six months ended June 30, 2024, with the key driver being an increase in gross gaming revenue.
We have a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $3.45 billion as of June 30, 2025 and access to $1.50 billion, $2.48 billion and $461 million of available borrowing capacity from our 2024 LVSC Revolving Facility, 2024 SCL Revolving Facility and 2025 Singapore Revolving Facility, respectively. We believe we are able to support our continuing operations, complete the major construction projects that are underway and maintain our share repurchase and dividend programs to continue to return excess capital to stockholders.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2024 Annual Report on Form 10-K filed on February 7, 2025.
There were no newly identified significant accounting policies and estimates during the six months ended June 30, 2025, nor were there any material changes to the critical accounting policies and estimates discussed in our 2024 Annual Report.

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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.30% in Macao and 3.70% in Singapore, and our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 23.8%, 22.3%, 21.0%, 23.2%, 15.9% and 22.1% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 3.7%, 3.8%, 3.9%, 2.5%, 2.9% and 4.2% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 8.7% and 11.9%, respectively, of our table games play was conducted on a credit basis for the six months ended June 30, 2025.
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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Summary Financial Results
Net revenues for the three months ended June 30, 2025, were $3.18 billion, compared to $2.76 billion for the three months ended June 30, 2024. Operating income was $783 million for the three months ended June 30, 2025, compared to $591 million for the three months ended June 30, 2024. Net income was $519 million for the three months ended June 30, 2025, compared to $424 million for the three months ended June 30, 2024.
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended June 30,
	2025	2024	Percent Change

	(Dollars in millions)
Casino	$2,415	$2,035	18.7%
Rooms	345	313	10.2%
Food and beverage	147	148	(0.7)%
Mall	187	174	7.5%
Convention, retail and other	81	91	(11.0)%
Total net revenues	$3,175	$2,761	15.0%
Consolidated net revenues were $3.18 billion for the three months ended June 30, 2025, an increase of $414 million compared to $2.76 billion for the three months ended June 30, 2024, due to increases of $372 million and $42 million at Marina Bay Sands and our Macao operations, respectively.
Net casino revenues increased $380 million compared to the three months ended June 30, 2024. The increase was due to increases of $362 million and $18 million at Marina Bay Sands and our Macao operations, respectively. Casino revenues at Marina Bay Sands increased due to overall increases in table games and slot activity, and increased win and hold percentages. Casino revenues at our Macao operations increased due to increases in the Rolling Chip win percentage and slot handle, partially offset by a decrease in Rolling Chip volume. The following table summarizes our casino activity:

	Three Months Ended June 30,
	2025	2024	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$524	$556	(5.8)%
Non-Rolling Chip drop	$2,348	$2,325	1.0%
Non-Rolling Chip win percentage	23.5%	24.5%	(1.0)	pts
Rolling Chip volume	$859	$795	8.1%
Rolling Chip win percentage	3.57%	4.86%	(1.29)	pts
Slot handle	$1,372	$1,548	(11.4)%
Slot hold percentage	3.3%	3.5%	(0.2)	pts
The Londoner Macao
Total net casino revenues	$495	$318	55.7%
Non-Rolling Chip drop	$2,196	$1,647	33.3%
Non-Rolling Chip win percentage	21.9%	20.3%	1.6	pts
Rolling Chip volume	$2,090	$2,357	(11.3)%
Rolling Chip win percentage	4.09%	2.47%	1.62	pts
Slot handle	$2,114	$1,546	36.7%
Slot hold percentage	4.0%	3.6%	0.4	pts

	Three Months Ended June 30,
	2025	2024	Change

	(Dollars in millions)
The Parisian Macao
Total net casino revenues	$143	$207	(30.9)%
Non-Rolling Chip drop	$663	$1,088	(39.1)%
Non-Rolling Chip win percentage	21.4%	20.0%	1.4	pts
Rolling Chip volume(1)	$—	$—	N.M.
Rolling Chip win percentage	—%	—%	—	pts
Slot handle	$872	$943	(7.5)%
Slot hold percentage	4.0%	4.2%	(0.2)	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$122	$178	(31.5)%
Non-Rolling Chip drop	$655	$748	(12.4)%
Non-Rolling Chip win percentage	22.3%	23.4%	(1.1)	pts
Rolling Chip volume	$1,399	$2,449	(42.9)%
Rolling Chip win percentage	2.72%	3.32%	(0.60)	pts
Slot handle(2)	$19	$1	N.M.
Slot hold percentage	2.3%	23.4%	(21.1)	pts
Sands Macao
Total net casino revenues	$63	$70	(10.0)%
Non-Rolling Chip drop	$389	$401	(3.0)%
Non-Rolling Chip win percentage	14.4%	17.1%	(2.7)	pts
Rolling Chip volume	$23	$24	(4.2)%
Rolling Chip win percentage	5.60%	4.65%	0.95	pts
Slot handle	$589	$542	8.7%
Slot hold percentage	3.0%	3.0%	—	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$1,068	$706	51.3%
Non-Rolling Chip drop	$2,360	$2,039	15.7%
Non-Rolling Chip win percentage	23.7%	17.8%	5.9	pts
Rolling Chip volume	$8,945	$6,075	47.2%
Rolling Chip win percentage	5.26%	4.68%	0.58	pts
Slot handle	$6,192	$5,994	3.3%
Slot hold percentage	4.6%	4.0%	0.6	pts
__________________________
N.M. — Not meaningful.
(1)    Rolling Chip tables were made available based on demand beginning in March 2024.
(2)    During the prior year, a majority of the slot machines were relocated to other properties, with the remaining slot machines reserved for high-end patrons.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.
Room revenues increased $32 million compared to the three months ended June 30, 2024, due to increases of $22 million and $10 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was due to increases in ADR and occupancy, partially offset by a decrease in available rooms in connection with the conversion of the Sheraton towers to the Londoner Grand. The increase at Marina Bay Sands was due to an increase in ADR, partially offset by a decrease in available rooms due to reduced inventory upon the phased completion of room renovations, which began in 2024 and concluded in May 2025. The following table summarizes the results of our room activity:

	Three Months Ended June 30,
	2025	2024	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$50	$50	—%
Occupancy rate	98.6%	96.4%	2.2	pts
Average daily room rate (ADR)	$195	$198	(1.5)%
Revenue per available room (RevPAR)	$192	$191	0.5%
The Londoner Macao
Total room revenues	$95	$77	23.4%
Occupancy rate	93.3%	94.4%	(1.1)	pts
Average daily room rate (ADR)	$259	$195	32.8%
Revenue per available room (RevPAR)	$242	$184	31.5%
The Parisian Macao
Total room revenues	$34	$32	6.3%
Occupancy rate	99.2%	95.7%	3.5	pts
Average daily room rate (ADR)	$147	$147	—%
Revenue per available room (RevPAR)	$146	$141	3.5%
The Plaza Macao and Four Seasons Macao
Total room revenues	$28	$25	12.0%
Occupancy rate	92.1%	88.2%	3.9	pts
Average daily room rate (ADR)	$502	$489	2.7%
Revenue per available room (RevPAR)	$462	$432	6.9%
Sands Macao
Total room revenues	$4	$5	(20.0)%
Occupancy rate	99.4%	99.0%	0.4	pts
Average daily room rate (ADR)	$176	$172	2.3%
Revenue per available room (RevPAR)	$175	$170	2.9%
Singapore Operations:
Marina Bay Sands
Total room revenues	$134	$124	8.1%
Occupancy rate	95.0%	95.3%	(0.3)	pts
Average daily room rate (ADR)	$888	$797	11.4%
Revenue per available room (RevPAR)	$844	$759	11.2%
Mall revenues increased $13 million compared to the three months ended June 30, 2024. The increase of $9 million in our Macao operations was primarily driven by increases of $8 million in overage rent and $1 million in revenues related to common area maintenance (“CAM”). The $4 million increase at Marina Bay Sands was due to a $4 million increase in base rent. For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended June 30,
	2025	2024	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$62	$54	14.8%
Mall gross leasable area (in square feet)	825,079	822,308	0.3%
Occupancy	85.1%	83.0%	2.1	pts
Base rent per square foot	$289	$284	1.8%
Tenant sales per square foot	$1,700	$1,737	(2.1)%
Shoppes at Londoner(1)
Total mall revenues	$21	$17	23.5%
Mall gross leasable area (in square feet)	517,603	566,515	(8.6)%
Occupancy	75.6%	70.8%	4.8	pts
Base rent per square foot	$176	$150	17.3%
Tenant sales per square foot	$1,510	$1,575	(4.1)%
Shoppes at Parisian(1)
Total mall revenues	$5	$7	(28.6)%
Mall gross leasable area (in square feet)	259,506	296,352	(12.4)%
Occupancy	74.8%	66.4%	8.4	pts
Base rent per square foot	$78	$111	(29.7)%
Tenant sales per square foot	$471	$592	(20.4)%
Shoppes at Four Seasons(1)
Total mall revenues	$37	$38	(2.6)%
Mall gross leasable area (in square feet)	247,682	263,785	(6.1)%
Occupancy	94.7%	90.5%	4.2	pts
Base rent per square foot	$611	$621	(1.6)%
Tenant sales per square foot	$4,337	$6,166	(29.7)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$62	$58	6.9%
Mall gross leasable area (in square feet)	620,513	615,944	0.7%
Occupancy	98.8%	99.9%	(1.1)	pts
Base rent per square foot	$378	$342	10.5%
Tenant sales per square foot	$2,837	$2,945	(3.7)%
__________________________
Note:    This table excludes the results of our retail outlets at Sands Macao.
(1)Due to gross leasable area being taken off the market and not available for leasing, approximately 49,000 and 37,000 square feet of space at the Shoppes at Londoner and the Shoppes at Parisian, respectively, was removed during the three months ended March 31, 2025, and approximately 14,000 square feet of space at the Shoppes at Four Seasons was removed during the three months ended June 30, 2025.
Convention, retail and other revenues decreased $10 million compared to the three months ended June 30, 2024, due to decreases of $6 million and $4 million at Marina Bay Sands and our Macao operations, respectively. The decrease at Marina Bay Sands was primarily driven by an $8 million nonrecurring adjustment recorded during the three months ended June 30, 2024, related to a change in accounting estimate of our non-gaming club points accrual. The decrease at our Macao operations was primarily due to a $4 million decrease in entertainment driven by the type of events held during the second quarter of 2025.

Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended June 30,
	2025	2024	Percent Change

	(Dollars in millions)
Casino	$1,242	$1,141	8.9%
Rooms	87	77	13.0%
Food and beverage	130	124	4.8%
Mall	22	19	15.8%
Convention, retail and other	57	58	(1.7)%
Provision for credit losses	16	4	300.0%
General and administrative	292	268	9.0%
Corporate	69	69	—%
Pre-opening	9	3	200.0%
Development	69	61	13.1%
Depreciation and amortization	371	316	17.4%
Amortization of leasehold interests in land	20	14	42.9%
Loss on disposal or impairment of assets	8	16	(50.0)%
Total operating expenses	$2,392	$2,170	10.2%
Operating expenses were $2.39 billion for the three months ended June 30, 2025, an increase of $222 million compared to $2.17 billion for the three months ended June 30, 2024. The increase was primarily driven by increases of $101 million in casino expenses, $55 million in depreciation and amortization, and $24 million in general and administrative expenses.
Casino expenses increased $101 million compared to the three months ended June 30, 2024, due to increases of $78 million and $23 million at Marina Bay Sands and our Macao operations, respectively. These increases were primarily attributable to increased gaming taxes of $66 million and $4 million at Marina Bay Sands and our Macao operations, respectively, due to increased gross gaming revenues, as well as increases in casino marketing and payroll and related expenses.
Room expenses increased $10 million compared to the three months ended June 30, 2024, due to increases of $6 million and $4 million at our Macao operations and Marina Bay Sands, respectively, consistent with increased business volume driven by increased occupancy in Macao and higher costs associated with new and elevated suites and rooms introduced at Marina Bay Sands.
Provision for credit losses was $16 million for the three months ended June 30, 2025, compared to $4 million for the three months ended June 30, 2024. The $12 million increase was primarily due to increases of $6 million each at Marina Bay Sands and our Macao operations. The increase at Marina Bay Sands resulted from a $5 million increase in provision during the current quarter and a $1 million decrease in settlements of previously reserved accounts. The increase at our Macao operations resulted from a $4 million decrease in settlements of previously reserved accounts and a $2 million increase in provision during the current quarter. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $24 million compared to the three months ended June 30, 2024. The increase was primarily due to increases of $22 million and $2 million at Marina Bay Sands and our Macao operations, respectively, primarily due to increases in payroll, marketing and property taxes in Singapore.
Pre-opening expenses were $9 million for the three months ended June 30, 2025, compared to $3 million for the three months ended June 30, 2024. During the three months ended June 30, 2025, the increase was primarily due to marketing and media expenses for the Londoner Grand.
Development expenses were $69 million for the three months ended June 30, 2025, compared to $61 million for the three months ended June 30, 2024. During the three months ended June 30, 2025, the increase was primarily due to increased efforts related to our digital gaming pursuits. Development costs are expensed as incurred.
Depreciation and amortization increased $55 million compared to the three months ended June 30, 2024. The increase was due to increases of $43 million and $12 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was a result of the completion of renovations that were placed into service throughout 2024 and the first half of 2025. The increase at our Macao operations was a result of an increase of $35 million in depreciation from new assets placed into service from the third quarter of 2024 and onward, mainly related to the Londoner Grand and The Venetian Arena, partially offset by a $23 million decrease in depreciation due to assets fully depreciated related to Phase II of the Londoner Macao project and other assets fully depreciated during the prior year and the first half of the current year.
Loss on disposal or impairment of assets was $8 million for the three months ended June 30, 2025. The losses incurred for the three months ended June 30, 2025, were primarily due to $6 million in asset disposals related to an aircraft remodeling at Corporate.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Three Months Ended June 30,
	2025	2024	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$236	$262	(9.9)%
The Londoner Macao	205	103	99.0%
The Parisian Macao	44	83	(47.0)%
The Plaza Macao and Four Seasons Macao	66	100	(34.0)%
Sands Macao	9	10	(10.0)%
Ferry Operations and Other	6	3	100.0%
	566	561	0.9%
Marina Bay Sands	768	512	50.0%
Consolidated adjusted property EBITDA(1)	$1,334	$1,073	24.3%
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

	Three Months Ended June 30,
	2025	2024

	(In millions)
Consolidated adjusted property EBITDA	$1,334	$1,073

Other Operating Costs and Expenses
Stock-based compensation(a)	(5)	(3)
Corporate	(69)	(69)
Pre-opening	(9)	(3)
Development	(69)	(61)
Depreciation and amortization	(371)	(316)
Amortization of leasehold interests in land	(20)	(14)
Loss on disposal or impairment of assets	(8)	(16)
Operating income	783	591
Other Non-Operating Costs and Expenses
Interest income	42	80
Interest expense, net of amounts capitalized	(194)	(186)
Other expense	(22)	11
Income tax expense	(90)	(72)
Net income	$519	$424
__________________________
(a)During the three months ended June 30, 2025 and 2024, we recorded stock-based compensation expense of $17 million and $14 million, respectively, of which $12 million and $11 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations increased $5 million compared with the three months ended June 30, 2024, due to increases in casino and hotel operations at our Integrated Resorts in Macao.
Adjusted property EBITDA at Marina Bay Sands increased $256 million compared to the three months ended June 30, 2024, primarily due to an increase in gaming operations.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended June 30,
	2025	2024

	(Dollars in millions)
Interest cost	$196	$189
Less — capitalized interest	(2)	(3)
Interest expense, net	$194	$186
Weighted average total debt balance	$15,851	$14,726
Weighted average interest rate	4.8%	5.0%
Interest cost increased $7 million compared to the three months ended June 30, 2024, primarily due to an increase in our weighted average total debt balance, partially offset by a decrease in the weighted average interest rate. The weighted average total debt balance increased primarily due to proceeds from the issuance of the LVSC Senior Notes on May 6, 2025, and from the 2025 Singapore Credit Facility to fund our share repurchases and the payment due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the Additional Gaming Area. This was partially offset by repayment of the $500 million 2.900% LVSC Senior Notes due June 2025. The weighted average interest rate decreased primarily due to lower interest rates on the 2025 Singapore Credit Facility, partially offset by higher rates on the LVSC Senior Notes issued in May 2025.
Other Factors Affecting Earnings
Interest income was $42 million for the three months ended June 30, 2025, compared to $80 million for the three months ended June 30, 2024. The decrease was attributable to a decrease in cash available to invest due to share repurchases, dividend payments and development-related spend in the last twelve months.
Other expense was $22 million for the three months ended June 30, 2025, compared to other income of $11 million for the three months ended June 30, 2024. Other expense during the three months ended June 30, 2025, was primarily attributable to foreign currency transaction losses related to the early redemption of the remaining outstanding balance of the 5.125% SCL Senior Notes due August 2025 of $1.63 billion, foreign currency remeasurement losses on U.S. dollar denominated debt held by SCL, and a debt investment impairment loss.
Our income tax expense was $90 million on income before income taxes of $609 million for the three months ended June 30, 2025, resulting in a 14.8% effective income tax rate. This compares to a 14.5% effective income tax rate for the three months ended June 30, 2024. The income tax expense for the three months ended June 30, 2025, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations and a zero percent rate on our Macao gaming operations due to our income tax exemption in Macao.
On July 4, 2025, the U.S. enacted the budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB includes significant changes to U.S. income tax laws, including tax cut extensions and modifications to the international tax framework, that may impact us. Management is still in the process of evaluating the OBBB and an estimate of the financial impact cannot be made at this time.
The net income attributable to noncontrolling interests was $58 million for the three months ended June 30, 2025, compared to $71 million for the three months ended June 30, 2024. These amounts were related to the noncontrolling interest of SCL.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Operating Revenues
Our net revenues consisted of the following:

	Six Months Ended June 30,
	2025	2024	Percent Change

	(Dollars in millions)
Casino	$4,542	$4,263	6.5%
Rooms	669	643	4.0%
Food and beverage	288	298	(3.4)%
Mall	373	348	7.2%
Convention, retail and other	165	168	(1.8)%
Total net revenues	$6,037	$5,720	5.5%
Consolidated net revenues were $6.04 billion for the six months ended June 30, 2025, an increase of $317 million compared to $5.72 billion for the six months ended June 30, 2024, primarily due to an increase of $378 million at Marina Bay Sands, partially offset by a decrease of $61 million at our Macao operations.

Net casino revenues increased $279 million compared to the six months ended June 30, 2024. The increase was driven by an increase of $360 million at Marina Bay Sands, partially offset by a decrease of $81 million at our Macao operations. Casino revenues at Marina Bay Sands increased due to increases in Non-Rolling Chip drop and win percentage, Rolling Chip volume and slot hold percentage, partially offset by decreases in slot handle and Rolling Chip win percentage. Casino revenues at our Macao operations decreased due to decreases in Non-Rolling Chip drop and win percentages, Rolling Chip volume and slot hold percentages, partially offset by increases in Rolling Chip win percentage and slot handle. The following table summarizes the results of our casino activity:

	Six Months Ended June 30,
	2025	2024	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$1,019	$1,194	(14.7)%
Non-Rolling Chip drop	$4,608	$4,738	(2.7)%
Non-Rolling Chip win percentage	23.1%	24.9%	(1.8)	pts
Rolling Chip volume	$1,721	$1,829	(5.9)%
Rolling Chip win percentage	2.87%	5.91%	(3.04)	pts
Slot handle	$2,776	$3,038	(8.6)%
Slot hold percentage	3.7%	3.7%	—	pts
The Londoner Macao
Total net casino revenues	$897	$737	21.7%
Non-Rolling Chip drop	$3,951	$3,562	10.9%
Non-Rolling Chip win percentage	22.4%	20.7%	1.7	pts
Rolling Chip volume	$3,801	$4,236	(10.3)%
Rolling Chip win percentage	3.85%	3.06%	0.79	pts
Slot handle	$3,782	$3,170	19.3%
Slot hold percentage	3.8%	3.8%	—	pts
The Parisian Macao
Total net casino revenues	$316	$380	(16.8)%
Non-Rolling Chip drop	$1,391	$1,893	(26.5)%
Non-Rolling Chip win percentage	21.2%	21.0%	0.2	pts
Rolling Chip volume(1)	$709	$16	N.M.
Rolling Chip win percentage	4.25%	4.58%	(0.33)	pts
Slot handle	$1,761	$1,606	9.7%
Slot hold percentage	3.9%	4.3%	(0.4)	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$254	$248	2.4%
Non-Rolling Chip drop	$1,340	$1,340	—%
Non-Rolling Chip win percentage	22.3%	24.6%	(2.3)	pts
Rolling Chip volume	$3,532	$4,949	(28.6)%
Rolling Chip win percentage	2.53%	1.35%	1.18	pts
Slot handle(2)	$40	$2	N.M.
Slot hold percentage	2.3%	20.7%	(18.4)	pts
Sands Macao
Total net casino revenues	$131	$139	(5.8)%
Non-Rolling Chip drop	$769	$801	(4.0)%
Non-Rolling Chip win percentage	15.0%	16.5%	(1.5)	pts
Rolling Chip volume	$82	$35	134.3%
Rolling Chip win percentage	4.62%	4.25%	0.37	pts
Slot handle	$1,171	$1,065	10.0%
Slot hold percentage	3.0%	3.1%	(0.1)	pts

	Six Months Ended June 30,
	2025	2024	Change

	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$1,925	$1,565	23.0%
Non-Rolling Chip drop	$4,664	$4,202	11.0%
Non-Rolling Chip win percentage	23.3%	19.3%	4.0	pts
Rolling Chip volume	$16,973	$14,315	18.6%
Rolling Chip win percentage	4.52%	4.59%	(0.07)	pts
Slot handle	$12,004	$12,618	(4.9)%
Slot hold percentage	4.5%	3.8%	0.7	pts
__________________________
N.M. — Not meaningful.
(1)    Rolling Chip tables were made available based on demand beginning in March 2024.
(2)    During the prior year, a majority of the slot machines were relocated to other properties, with the remaining slot machines reserved for high-end patrons.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues increased $26 million compared to the six months ended June 30, 2024. The increase was due to increases of $13 million each at Marina Bay Sands and our Macao operations. Marina Bay Sands room revenues increased primarily due to an increase in ADR, partially offset by a decrease in available rooms due to reduced inventory upon the phased completion of the room renovations, which began in 2024 and concluded in May 2025. Macao room revenues increased due to increases in ADR and occupancy, partially offset by a decrease in available rooms in connection with the conversion of the Sheraton towers to the Londoner Grand. The following table summarizes the results of our room activity:

	Six Months Ended June 30,
	2025	2024	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$103	$102	1.0%
Occupancy rate	99.2%	97.0%	2.2	pts
Average daily room rate (ADR)	$200	$200	—%
Revenue per available room (RevPAR)	$198	$194	2.1%
The Londoner Macao
Total room revenues	$168	$166	1.2%
Occupancy rate	95.2%	95.5%	(0.3)	pts
Average daily room rate (ADR)	$273	$191	42.9%
Revenue per available room (RevPAR)	$259	$183	41.5%
The Parisian Macao
Total room revenues	$69	$66	4.5%
Occupancy rate	99.5%	95.5%	4.0	pts
Average daily room rate (ADR)	$151	$151	—%
Revenue per available room (RevPAR)	$150	$145	3.4%
The Plaza Macao and Four Seasons Macao
Total room revenues	$57	$50	14.0%
Occupancy rate	94.7%	86.8%	7.9	pts
Average daily room rate (ADR)	$502	$486	3.3%
Revenue per available room (RevPAR)	$475	$422	12.6%
Sands Macao
Total room revenues	$9	$9	—%
Occupancy rate	99.1%	98.8%	0.3	pts
Average daily room rate (ADR)	$175	$174	0.6%
Revenue per available room (RevPAR)	$173	$172	0.6%
Singapore Operations:
Marina Bay Sands
Total room revenues	$263	$250	5.2%
Occupancy rate	95.3%	95.1%	0.2	pts
Average daily room rate (ADR)	$906	$752	20.5%
Revenue per available room (RevPAR)	$863	$716	20.5%
Food and beverage revenues decreased $10 million compared to the six months ended June 30, 2024. The decrease was driven by a $12 million decrease at our Macao operations, partially offset by a $2 million increase at Marina Bay Sands. The decrease at our Macao operations was driven by decreased business volume from banquet operations and at various outlets. The increase at Marina Bay Sands was driven by new outlets, which opened in the second half of 2024.
Mall revenues increased $25 million compared to the six months ended June 30, 2024. The increase of $18 million at our Macao operations was primarily driven by increases of $12 million in overage rent, $4 million in base rent and $2 million in revenues related to CAM. The $7 million increase related to Marina Bay Sands was driven by a $9 million increase in base rent and revenues related to CAM, partially offset by a $2 million decrease in overage rent.

For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Six Months Ended June 30,(1)
	2025	2024	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$121	$108	12.0%
Mall gross leasable area (in square feet)	825,079	822,308	0.3%
Occupancy	85.1%	83.0%	2.1	pts
Base rent per square foot	$289	$284	1.8%
Tenant sales per square foot	$1,700	$1,737	(2.1)%
Shoppes at Londoner(2)
Total mall revenues	$42	$33	27.3%
Mall gross leasable area (in square feet)	517,603	566,515	(8.6)%
Occupancy	75.6%	70.8%	4.8	pts
Base rent per square foot	$176	$150	17.3%
Tenant sales per square foot	$1,510	$1,575	(4.1)%
Shoppes at Parisian(2)
Total mall revenues	$10	$14	(28.6)%
Mall gross leasable area (in square feet)	259,506	296,352	(12.4)%
Occupancy	74.8%	66.4%	8.4	pts
Base rent per square foot	$78	$111	(29.7)%
Tenant sales per square foot	$471	$592	(20.4)%
Shoppes at Four Seasons(2)
Total mall revenues	$76	$76	—%
Mall gross leasable area (in square feet)	247,682	263,785	(6.1)%
Occupancy	94.7%	90.5%	4.2	pts
Base rent per square foot	$611	$621	(1.6)%
Tenant sales per square foot	$4,337	$6,166	(29.7)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$124	$117	6.0%
Mall gross leasable area (in square feet)	620,513	615,944	0.7%
Occupancy	98.8%	99.9%	(1.1)	pts
Base rent per square foot	$378	$342	10.5%
Tenant sales per square foot	$2,837	$2,945	(3.7)%
__________________________
Note: This table excludes the results of our retail outlets at Sands Macao.
(1)    As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of June 30, 2025 and 2024, they are identical to the summary presented herein for the three months ended June 30, 2025 and 2024, respectively.
(2)    During the six months ended June 30, 2025, approximately 49,000, 37,000 and 14,000 square feet of space at the Shoppes at Londoner, the Shoppes at Parisian and the Shoppes at Four Seasons, respectively, was removed from the respective gross leasable area as it was taken off the market and not available for leasing.
Convention, retail and other revenues decreased $3 million compared to the six months ended June 30, 2024, due to a decrease of $4 million at Marina Bay Sands, partially offset by an increase of $1 million at our Macao operations. The decrease at Marina Bay Sands was driven by an $8 million nonrecurring adjustment during the three months ended June 30, 2024, related to a change in accounting estimate of our non-gaming club points accrual and $3 million decrease in entertainment, partially offset by increases of $2 million in convention revenue and $5 million in other revenues (e.g., limo, SkyPark, spa). The increase at our Macao operations was due to increases of $2 million in ferry operations due to increased sailings resulting from increased visitation, $2 million in entertainment revenue and $2 million in limo, partially offset by decreases of $4 million in other revenues (e.g., exhibits) and $1 million in convention revenue.

Operating Expenses
Our operating expenses consisted of the following:

	Six Months Ended June 30,
	2025	2024	Percent Change

	(Dollars in millions)
Casino	$2,399	$2,321	3.4%
Rooms	168	155	8.4%
Food and beverage	256	250	2.4%
Mall	44	39	12.8%
Convention, retail and other	116	115	0.9%
Provision for credit losses	21	15	40.0%
General and administrative	565	554	2.0%
Corporate	142	147	(3.4)%
Pre-opening	13	6	116.7%
Development	138	114	21.1%
Depreciation and amortization	733	636	15.3%
Amortization of leasehold interests in land	35	30	16.7%
Loss on disposal or impairment of assets	15	30	(50.0)%
Total operating expenses	$4,645	$4,412	5.3%
Operating expenses were $4.65 billion for the six months ended June 30, 2025, an increase of $233 million compared to $4.41 billion for the six months ended June 30, 2024. The increase was primarily driven by increases of $97 million in depreciation and amortization, $78 million in casino expenses, $24 million in development expense and $13 million in room expense.
Casino expenses increased $78 million compared to the six months ended June 30, 2024. The increase was attributable to an increase of $82 million at Marina Bay Sands, partially offset by a decrease of $4 million at our Macao operations. The increase at Marina Bay Sands was primarily due to a $69 million increase in gaming taxes, consistent with increased gross gaming revenues. The decrease at our Macao operations was primarily due to a $37 million decrease in gaming taxes, consistent with decreased gross gaming revenues, partially offset by increases in casino marketing and payroll and related expenses.
Room expenses increased $13 million compared to the six months ended June 30, 2024. The increase was due to increases of $9 million and $4 million at Marina Bay Sands and our Macao operations, respectively, driven by higher costs associated with new and elevated suites and rooms introduced at Marina Bay Sands and increased occupancy in Macao.
Food and beverage expenses increased $6 million compared to the six months ended June 30, 2024. The increase was due to increases of $5 million and $1 million at Marina Bay Sands and our Macao operations, respectively, driven by increased business volume at food outlets and banquets operations and new outlets that opened in the second half of 2024 at Marina Bay Sands.
Provision for credit losses was $21 million for the six months ended June 30, 2025, compared to $15 million for the six months ended June 30, 2024. The increase in provision was due to a $7 million increase at our Macao operations, partially offset by a $1 million decrease at Marina Bay Sands. The increase at our Macao operations was primarily due to $5 million in settlements from previously reserved accounts in the prior year, and a $2 million increase in the provision for the current period. The decrease at Marina Bay Sands was primarily due to a $1 million decrease in the provision for the current period. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $11 million compared to the six months ended June 30, 2024. The increase was primarily due to an increase of $18 million at Marina Bay Sands, partially offset by a decrease of $7 million at our Macao operations. The increase at Marina Bay Sands was primarily due to increases in payroll, marketing and property taxes. The decrease at our Macao operations was primarily due to decreases in marketing and repairs and maintenance costs.
Corporate expenses decreased $5 million compared to the six months ended June 30, 2024. The decrease was primarily due to $10 million recorded during the three months ended March 31, 2024, related to a shareholder dividend tax agreement with the Macao government, which was finalized on February 7, 2024, and covers the years from 2023 to 2025, partially offset by an increase of $6 million in charitable contributions and licensing fees.

Pre-opening expenses were $13 million for the six months ended June 30, 2025, compared to $6 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, the increase was primarily due to marketing and media expenses for the Londoner Grand.
Development expenses were $138 million for the six months ended June 30, 2025, compared to $114 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, the increased costs were associated with increased efforts primarily related to our digital gaming pursuits. Development costs are expensed as incurred.
Depreciation and amortization increased $97 million compared to the six months ended June 30, 2024. The increase was primarily due to increases of $85 million and $12 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was primarily due to the completion of the room renovations that were placed into service throughout 2024 and the first half of 2025. The increase at our Macao operations was primarily due to $65 million in new assets placed into service from the third quarter of 2024 onward, mainly related to Phase II of the Londoner Macao project and The Venetian Arena, partially offset by a $55 million decrease in depreciation due to assets fully depreciated related to Phase II of The Londoner Macao project and other assets fully depreciated during the prior year and through the first half of the current year.
Loss on disposal or impairment of assets was $15 million for the six months ended June 30, 2025, compared to $30 million for the six months ended June 30, 2024. The losses incurred for the six months ended June 30, 2025, were due to $8 million in Macao, $6 million at Corporate, and $1 million at Marina Bay Sands. The losses at our Macao operations were due to $6 million in demolition costs primarily related room renovations at Londoner Grand and $2 million in loss on disposal. The losses at Corporate were primarily due to $6 million in asset disposals related to an aircraft remodeling.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Six Months Ended June 30,
	2025	2024	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$461	$576	(20.0)%
The Londoner Macao	358	275	30.2%
The Parisian Macao	110	154	(28.6)%
The Plaza Macao and Four Seasons Macao	140	136	2.9%
Sands Macao	19	22	(13.6)%
Ferry Operations and Other	13	8	62.5%
	1,101	1,171	(6.0)%
Marina Bay Sands	1,373	1,109	23.8%
Consolidated adjusted property EBITDA(1)	$2,474	$2,280	8.5%
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

	Six Months Ended June 30,
	2025	2024

	(In millions)
Consolidated adjusted property EBITDA	$2,474	$2,280

Other Operating Costs and Expenses
Stock-based compensation(a)	(6)	(9)
Corporate	(142)	(147)
Pre-opening	(13)	(6)
Development	(138)	(114)
Depreciation and amortization	(733)	(636)
Amortization of leasehold interests in land	(35)	(30)
Loss on disposal or impairment of assets	(15)	(30)
Operating income	1,392	1,308
Other Non-Operating Costs and Expenses
Interest income	84	151
Interest expense, net of amounts capitalized	(368)	(368)
Other income (expense)	(23)	5
Loss on modification or early retirement of debt	(5)	—
Income tax expense	(153)	(89)
Net income	$927	$1,007
____________________
(a)During the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense of $26 million and $34 million, respectively, of which $20 million and $25 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations decreased $70 million compared to the six months ended June 30, 2024, primarily due to decreased casino and food and beverage revenues across our operations driven by increased competition for gross gaming revenues in Macao.
Adjusted property EBITDA at Marina Bay Sands increased $264 million compared to the six months ended June 30, 2024. The increase was primarily due to increased casino and room operations driven by the introduction of new and elevated suites and rooms and other amenities at Marina Bay Sands.
Interest Expense
The following table summarizes information related to interest expense:

	Six Months Ended June 30,
	2025	2024

	(Dollars in millions)
Interest cost	$373	$374
Less — capitalized interest	(5)	(6)
Interest expense, net	$368	$368
Weighted average total debt balance	$14,861	$14,398
Weighted average interest rate	4.8%	5.0%
Interest cost was primarily impacted by a decrease in the weighted average interest rate from 5.0% to 4.8%, partially offset by an increase in the weighted average total debt balance from $14.40 billion to $14.86 billion. The weighted average interest rate decreased primarily due to lower interest rates on the 2025 Singapore Credit Facility, partially offset by higher rates on the LVSC Senior Notes issued in May 2025. The weighted average total debt balance increased primarily due to proceeds from the issuance of the LVSC Senior Notes on May 6, 2025, and from the 2025 Singapore Credit Facility to fund our share repurchases and the payment due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the Additional Gaming Area. This is partially offset by repayment of the $500 million 2.900% LVSC Senior Notes due June 2025.

Other Factors Affecting Earnings
Interest income was $84 million for the six months ended June 30, 2025, compared to $151 million for the six months ended June 30, 2024, a decrease of $67 million, which was primarily attributable to a decrease in cash available to invest due to share repurchases, dividend payments and development-related spend in the last twelve months.
Other expense was $23 million for the six months ended June 30, 2025, compared to other income of $5 million for the six months ended June 30, 2024. Other expense during the six months ended June 30, 2025, was primarily attributable to foreign currency transaction losses related to the early redemption of the remaining outstanding balance of the 5.125% SCL Senior Notes due August 2025 of $1.63 billion, foreign currency remeasurement losses on U.S. dollar denominated debt held by SCL and a debt investment impairment loss.
Our income tax expense was $153 million on income before income taxes of $1.08 billion for the six months ended June 30, 2025, resulting in a 14.2% effective income tax rate. This compares to an 8.1% effective income tax rate for the six months ended June 30, 2024. The income tax expense for the six months ended June 30, 2025, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations, and a zero percent rate on our Macao gaming operations due to our income tax exemption in Macao. The income tax expense for the six months ended June 30, 2024, reflects an income tax benefit of $57 million related to the reversal of the anticipated Macao shareholder dividend tax previously recorded, due to the shareholder dividend tax agreement entered into with the Macao government in February 2024 and covering the years from 2023 through 2025.
On July 4, 2025, the U.S. enacted the budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB includes significant changes to U.S. income tax laws, including tax cut extensions and modifications to the international tax framework, that may impact us. Management is still in the process of evaluating the OBBB and an estimate of the financial impact cannot be made at this time.
The net income attributable to noncontrolling interests was $114 million for the six months ended June 30, 2025, compared to $160 million for the six months ended June 30, 2024. These amounts were related to the noncontrolling interest of SCL.
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
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and six months ended June 30, 2025 and 2024:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended June 30, 2025
Mall revenues:
Minimum rents(1)	$48	$29	$13	$2	$48
Overage rents	5	5	2	2	6
CAM, levies and direct recoveries	9	3	6	1	8
Total mall revenues	62	37	21	5	62
Mall operating expenses:
Common area maintenance	3	2	2	1	6
Marketing and other direct operating expenses	3	2	2	1	—
Mall operating expenses	6	4	4	2	6
Property taxes(2)	1	—	—	—	2
Mall-related expenses(3)	$7	$4	$4	$2	$8

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended June 30, 2024
Mall revenues:
Minimum rents(1)	$45	$31	$11	$5	$44
Overage rents	1	4	1	—	7
CAM, levies and direct recoveries	8	3	5	2	7
Total mall revenues	54	38	17	7	58
Mall operating expenses:
Common area maintenance	4	2	2	1	5
Marketing and other direct operating expenses	1	1	1	—	1
Mall operating expenses	5	3	3	1	6
Property taxes(2)	—	—	—	—	—
Mall-related expenses(3)	$5	$3	$3	$1	$6
For the six months ended June 30, 2025
Mall revenues:
Minimum rents(1)	$96	$58	$27	$5	$94
Overage rents	8	12	4	2	14
CAM, levies and direct recoveries	17	6	11	3	16
Total mall revenues	121	76	42	10	124
Mall operating expenses:
Common area maintenance	7	3	4	2	12
Marketing and other direct operating expenses	6	4	3	2	1
Mall operating expenses	13	7	7	4	13
Property taxes(2)	1	—	—	—	3
Mall-related expenses(3)	$14	$7	$7	$4	$16
For the six months ended June 30, 2024
Mall revenues:
Minimum rents(1)	$90	$62	$21	$9	$86
Overage rents	2	8	3	1	16
CAM, levies and direct recoveries	16	6	9	4	15
Total mall revenues	108	76	33	14	117
Mall operating expenses:
Common area maintenance	7	3	4	2	11
Marketing and other direct operating expenses	3	2	2	1	3
Mall operating expenses	10	5	6	3	14
Property taxes(2)	1	—	—	—	2
Mall-related expenses(3)	$11	$5	$6	$3	$16
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
Macao
As part of the gaming concession entered into by VML and the Macao government (the “Concession”), VML has committed to invest, or cause to be invested, at least 35.84 billion patacas (approximately $4.43 billion at exchange rates in effect on June 30, 2025). Of this total, 33.39 billion patacas (approximately $4.13 billion at exchange rates in effect on June 30, 2025) must be invested in non-gaming projects. These investments must be accomplished by December 2032.
Pursuant to the Concession, we have spent approximately $168 million on these projects for the year ended December 31, 2023. This amount was reviewed and confirmed as qualified spend under the Concession by the Macao government following an audit conducted in July 2024, with results issued in November 2024. The Macao government conducts an annual audit to confirm qualified concession investments for the prior year. As of the date of this filing, the audit process for our investments spent during the year ended December 31, 2024, has commenced.
Phase II of The Londoner Macao primarily includes the conversion of the Sheraton Grand Macao into the Londoner Grand, an upgrade of the gaming areas and the addition of attractions, dining, retail and entertainment offerings. The conversion of the Sheraton Grand Macao into the Londoner Grand is now complete and represents Macao’s first Marriott International Luxury Collection hotel. Construction of the newly renovated rooms and suites at the Londoner Grand was completed in early April 2025 and resulted in a total of 2,405 rooms and suites. These projects have a total estimated cost of $1.2 billion and were substantially completed during the first quarter of 2025.
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
On January 8, 2025, MBS entered into a second supplemental agreement to the Second Development Agreement with the Singapore government (the “Second Supplemental Agreement”) whereby MBS committed to assume liability for the cost of the land premium associated with the additional 2,000 square meters of gaming area and 10,000 square meters of ancillary area in support of the gaming area (collectively, the “Additional Gaming Area”) as well as other adjustments to the land premiums resulting from the consequential changes to the allocations of gross floor area for the MBS Expansion Project since the first payment made in 2019 (the “Additional Land Premium”). These allocations prescribe and limit the use of the gross floor area for hotel, gaming, retail, food and beverage, MICE and arena at the MBS Expansion Project site. The Second Supplemental Agreement also formalized the dates by which MBS has agreed with the Singapore government to commence and complete construction of the MBS Expansion Project, being July 8, 2025 and July 8, 2029, respectively. Construction works for the project has commenced as of May 26, 2025, before the requisite commencement date under the Second Supplemental Agreement.
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
We have incurred approximately $2.4 billion as of June 30, 2025, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS development project site and the payment of SGD 1.13 billion (approximately $848 million at exchange rates in effect at the time of the payment) for the Additional Gaming Area payment, which was made on April 2, 2025.

The Tower 3 hotel room renovations at Marina Bay Sands into world class suites are now complete and the Company is continuing to progress on other property renovations, which include the hotel lobby and SkyPark and additional retail, food and beverage and wellness offerings. As of June 30, 2025, we have incurred $405 million of the estimated $750 million cost to complete these projects, which are in addition to the MBS Expansion Project. The completion of the renovations of Towers 1, 2 and 3 has resulted in a total of 1,844 rooms including 775 suites.
New York
On June 2, 2023, we acquired the Nassau Veterans Memorial Coliseum (the “Nassau Coliseum”) from Nassau Live Center, LLC and related entities, which included the right to lease the underlying land from the County of Nassau in the State of New York. We purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. On April 23, 2025, we announced our decision to cease pursuit of a casino license from the state of New York in light of concerns regarding a lower anticipated return on investment due to various factors, including the impact of the potential legalization of online gaming on the New York market. We continue to consider potential acquirors and other development opportunities for the Nassau Coliseum site. There is no assurance we will be able to accomplish a sale or other development opportunity or to resolve certain matters associated with the right to lease the underlying land from Nassau County.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months Ended June 30,
	2025	2024

	(In millions)
Net cash generated from operating activities	$704	$1,528
Cash flows from investing activities:
Capital expenditures	(665)	(481)
Proceeds from disposal of property and equipment	—	1
Acquisition of intangible assets and other	(75)	(8)
Net cash used in investing activities	(740)	(488)
Cash flows from financing activities:
Tax withholding on vesting of equity awards	(2)	(4)
Repurchase of common stock	(1,216)	(850)
Dividends paid and noncontrolling interest payments	(425)	(299)
Proceeds from debt	6,781	1,748
Repayments of debt	(4,856)	(1,960)
Payments of financing costs	(201)	(20)
Settled contracts for purchase of noncontrolling interest	(137)	—
Unsettled contracts for purchase of noncontrolling interest	(100)	—
Other	(24)	(23)
Net cash used in financing activities	$(180)	$(1,408)
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis and to a lesser extent as a trade receivable. Operating cash flows are generally affected by changes in operating income, accounts receivable, gaming related liabilities and interest payments. Cash flows from operating activities for the six months ended June 30, 2025, decreased $824 million compared to the six months ended June 30, 2024. The decrease in cash generated from operations was primarily related to the $848 million payment for MBS’ purchase of the Additional Gaming Area, a decrease in operating income from our Macao properties and a decrease in cash related to changes in working capital, partially offset by an increase in operating income from MBS.

Cash Flows — Investing Activities
Capital expenditures for the six months ended June 30, 2025, totaled $665 million. Included in this amount was $335 million for construction and development activities in Macao, which consisted of $229 million for The Londoner Macao, primarily due to the Londoner Grand, $86 million for The Venetian Macao and $20 million for the other Macao properties, $304 million for construction activities at Marina Bay Sands in Singapore, primarily due to the room renovations being completed across the property, and $26 million for corporate and other costs. Additionally, in March 2025, we paid approximately $75 million to the Singapore Gambling Regulatory Authority as part of the process to renew our gaming license at Marina Bay Sands, which gaming license now expires in April 2028.
Capital expenditures for the six months ended June 30, 2024, totaled $481 million. Included in this amount was $239 million for construction activities at Marina Bay Sands in Singapore, primarily due to the room renovations being completed across the property. Capital expenditures were $221 million for construction and development activities in Macao, which consisted of $125 million for The Londoner Macao, $78 million for The Venetian Macao and $18 million for the other Macao properties. Additionally, we funded $21 million for corporate and other costs.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $180 million for the six months ended June 30, 2025. We utilized $1.22 billion for common stock repurchases, $425 million for dividend payments and $201 million for deferred offering costs for the refinancing of the 2025 LVSC Senior Notes and the 2025 Singapore Credit Facility, and the draw down on the 2024 SCL Term Loan Facility. Additionally, there were net proceeds of debt of $1.93 billion, primarily related to proceeds received from the issuance of the 2025 LVSC Senior Notes and the 2025 Singapore Credit Facility. Lastly, we paid $24 million in other financial liability payments.
Net cash flows used in financing activities were $1.41 billion for the six months ended June 30, 2024, which was primarily attributable to $850 million for common stock repurchases, $299 million for dividend payments related to our stockholder return of capital program, net repayments of debt of $212 million primarily related to the repurchase of $175 million of SCL senior notes for $174 million and $23 million in other financial liability payments.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments and operating cash flows.
On February 21, 2025, MBS entered into a new facility agreement, the 2025 Singapore Credit Facility, which provides for a SGD 3.75 billion (approximately $2.94 billion at exchange rates in effect on June 30, 2025) term loan (the “2025 Singapore Term Loan Facility”) and makes available a SGD 750 million (approximately $588 million at exchange rates in effect on June 30, 2025) revolving credit facility (the “2025 Singapore Revolving Facility”) and a SGD 7.50 billion (approximately $5.88 billion at exchange rates in effect on June 30, 2025) term loan facility (the “2025 Singapore Delayed Draw Term Loan Facility”). On February 28, 2025, MBS drew the full amount of the 2025 Singapore Term Loan Facility and SGD 62 million (approximately $46 million at exchange rates in effect at the time of the transaction) from the 2025 Singapore Delayed Draw Term Loan Facility and used the proceeds to pay amounts outstanding under the 2012 Singapore Credit Facility. MBS may draw under the 2025 Singapore Revolving Facility to refinance outstanding indebtedness, pay certain fees, expenses and accrued interest, make dividend payments and for general corporate purposes. The proceeds from the 2025 Singapore Delayed Draw Term Loan Facility may be used to finance development and construction costs, expenses, fees and other payments related to the MBS Expansion Project. In connection with entering into the 2025 Singapore Credit Facility, the commitments under MBS’s amended and restated credit facility agreement, the 2012 Singapore Credit Facility, were terminated. Refer to “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 5 — Debt” for further details.
On April 1, 2025, MBS drew down an additional SGD 1.13 billion (approximately $848 million at exchange rates in effect at the time of the payment) from the 2025 Singapore Delayed Draw Term Loan Facility to fund the payment due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the Additional Gaming Area.
On May 6, 2025, in an underwritten public offering, we issued, two series of senior unsecured notes in an aggregate principal amount of $1.50 billion (see “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 5 — Debt”). The net proceeds from the offering were used to redeem in full the outstanding principal under the $500 million 2.900% LVSC Senior Notes due June 25, 2025 and any accrued interest, and to pay transaction-related fees and expenses. The remaining proceeds are being used for general corporate purposes, including share repurchases.
On June 5, 2025, we drew down HKD 12.75 billion (approximately $1.64 billion at exchange rates in effect at the time of the transaction) under the 2024 SCL Term Loan Facility, in which the proceeds, together with cash on hand, were used to redeem in full the outstanding principal amount of $1.63 billion of the 5.125% SCL Senior Notes due August 8, 2025.

Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio, as defined per the respective facility agreements. As of June 30, 2025, our U.S., SCL and Singapore leverage ratios, as defined per the respective credit facility agreements, were 1.49x, 3.36x and 1.71x, respectively, compared to the maximum leverage ratios allowed of 4.00x, 4.00x and 4.50x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
We held unrestricted cash and cash equivalents of $3.45 billion and restricted cash of $125 million as of June 30, 2025, of which approximately $1.59 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.59 billion, approximately $1.33 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to levels of earnings, cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, laws and regulations currently applicable to our subsidiaries and restrictions in connection with their contractual arrangements. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
We believe we have a strong balance sheet and sufficient liquidity in place, including unrestricted cash and cash equivalents of $3.45 billion and cash flow generated from operations, as well as $4.45 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit.
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
On June 20, 2025, SCL paid a dividend of HKD 0.25 per share to SCL shareholders (a total of $261 million, of which we retained $190 million during the six months ended June 30, 2025).
On February 19 and May 14, 2025, we paid a quarterly dividend of $0.25 per common share as part of a regular cash dividend program and, during the six months ended June 30, 2025, recorded $354 million as a distribution against retained earnings. In July 2025, our Board of Directors declared a quarterly dividend of $0.25 per common share (a total estimated to be approximately $172 million) to be paid on August 13, 2025, to stockholders of record on August 5, 2025. We expect this level of dividend to continue quarterly through the remainder of 2025. Our Board of Directors will continue to assess the level of appropriateness of any cash dividends.
During December 2024 and April and June 2025, our wholly owned subsidiary, Venetian Venture Development Intermediate II (“VVDI II”), entered into three separate share purchase agreements with financial institutions (the “Agents”) for the purchase of the common stock of SCL (the “SCL Purchase Agreements”). Pursuant to the terms of the SCL Purchase Agreements, VVDI II made up-front payments totaling HKD 2.65 billion (HKD 800 million in December 2024 and HKD 1.85 billion during 2025) under the SCL Purchase Agreements (collectively, approximately $340 million at exchange rates as of the date of the transactions) to the Agents on December 4, 2024, April 25 and June 13, 2025, respectively.
The SCL Purchase Agreements allowed for the delivery of shares on a daily basis. The December and April SCL purchase transactions concluded on January 7 and June 13, 2025, respectively, with the June SCL Purchase Agreement still in progress. As of June 30, 2025, 107,895,839 shares (of which 25,112,000 shares were delivered during December 2024) in total of SCL common stock were delivered to the Company and an additional 17,959,600 shares were delivered from July 1 through July 23, 2025. The above represented a total average daily price of HKD 17.27 up to June 30, 2025 and HKD 18.50 from July 1 through July 23, 2025. The total additional shares delivered related to the these transactions resulted in an increase of our ownership of SCL to approximately 73.15% as of June 30, 2025, and 73.37% as of July 23, 2025.
Share Repurchase Program
During the six months ended June 30, 2025, we repurchased 30,295,410 shares of our common stock for $1.26 billion (including commissions and $12 million in excise tax) under our share repurchase program. On April 22, 2025, our Board of Directors authorized increasing the remaining share repurchase amount from $1.10 billion to $2.0 billion. All share repurchases of our common stock have been recorded as treasury stock. As of June 30, 2025, the remaining amount authorized under the share repurchase program was $1.20 billion.
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

Aggregate Indebtedness and Other Contractual Obligations

As of June 30, 2025, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, with the exception of the new 2025 Singapore Credit Facility and LVSC Senior Notes and the associated interest payments, the draw down on the 2025 Singapore Delayed Draw Term Loan Facility and the 2024 SCL Term Loan and the associated interest payments and, the extinguishment of the 2025 LVSC Senior Notes, the 2025 SCL Senior Notes and the 2012 Singapore Credit Facility.

	Payments Due by Period
	2025(1)	2026 - 2027	2028 - 2029	Thereafter	Total

	(In millions)
Debt Obligations
LVSC Senior Notes(2)	$—	$—	$1,000	$500	$1,500
2025 Singapore Credit Facility(2)	29	118	118	3,596	3,861
2024 SCL Term Loan Facility(2)	24	97	98	1,405	1,624
Fixed interest payments	52	173	88	15	328
Variable interest payments(3)	73	282	271	202	828
Total	$178	$670	$1,575	$5,718	$8,141
_______________________
(1)Represents the six-month period ending December 31, 2025.
(2)See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 5 — Debt” for further details on this financing transaction.
(3)Based on the 1-month rate as of June 30, 2025, Hong Kong Interbank Offer Rate (“HIBOR) of 0.73% and Singapore Overnight Rate Average (“SORA”) of 1.56%, plus the applicable interest rate spread in accordance with the respective debt agreements.
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
As of June 30, 2025, the estimated fair value of our debt was approximately $15.66 billion, compared to its contractual value of $15.84 billion. The estimated fair value of our debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our debt to change by $296 million. A hypothetical 100 basis point change in Secured Overnight Financing Rate (“SOFR”), HIBOR and SORA would cause our annual interest cost on our debt to change by approximately $54 million.
Foreign currency transaction losses were $26 million for the six months ended June 30, 2025, primarily due to U.S. dollar denominated debt issued by SCL. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. There were no material balances denominated in U.S. dollars related to our Singapore operations as of June 30, 2025; however, these balances fluctuate to support our operations. The balances denominated in U.S. dollars related to our Macao operations were significant as of June 30, 2025, however, the foreign currency exchange risk is mitigated by our cross-currency interest rate swaps. The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations, thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2025, and have concluded they are effective at the reasonable assurance level.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
April 1, 2025 — April 30, 2025	3,225,287	$36.32	3,225,287	$1,883
May 1, 2025 — May 31, 2025	16,983,442	$40.21	16,983,442	$1,200
June 1, 2025 — June 30, 2025	—	$—	—	$1,200
Total	20,208,729		20,208,729
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
ITEM 5 — OTHER INFORMATION
During the quarter ended June 30, 2025, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
4.1
Indenture, dated as of July 31, 2019, between Las Vegas Sands Corp. and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

4.2
Eighth Supplemental Indenture, dated as of May 6, 2025, between Las Vegas Sands Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 5.625% Notes due 2028 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on May 6, 2025).

4.3
Ninth Supplemental Indenture, dated as of May 6, 2025, between Las Vegas Sands Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.000% Notes due 2030 (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on May 6, 2025).

4.4
Form of Las Vegas Sands Corp.’s 5.625% Notes due 2028 (included in Exhibit 4.2 hereto) (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on May 6, 2025).

4.5
Form of Las Vegas Sands Corp.’s 6.000% Notes due 2030 (included in Exhibit 4.3 hereto) (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on May 6, 2025).

10.1
Amendment Letter, dated April 3, 2025, with respect to the Facility Agreement, dated as of February 21, 2025, among Marina Bay Sands Pte. Ltd., as borrower, the various lenders party thereto, DBS Bank Ltd., Malayan Banking Berhad, Singapore Branch, Oversea-Chinese Banking Corporation Limited and United Overseas Bank Limited, as global coordinators, DBS Bank Ltd., as agent and security trustee, and the other parties thereto (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2025 and filed on April 25, 2025).

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

July 25, 2025	By:	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

July 25, 2025	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)