Form 10-Q
period 2025-09-30
LAS VEGAS SANDS CORP
filed 2025-10-24
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2025
Common Stock ($0.001 par value)	676,134,487 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,353	$3,650
Accounts receivable, net of provision for credit losses of $194 and $186	548	417
Inventories	45	41
Prepaid expenses and other	206	182
Total current assets	4,152	4,290
Loan receivable	1,264	1,264
Property and equipment, net	11,907	11,993
Restricted cash and cash equivalents	125	125
Deferred income taxes, net	158	122
Leasehold interests in land, net	2,914	2,002
Goodwill and intangible assets, net	592	545
Other assets, net	390	325
Total assets	$21,502	$20,666
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$168	$164
Construction payables	191	263
Other accrued liabilities	2,078	1,985
Income taxes payable	314	229
Current maturities of debt	1,920	3,160
Total current liabilities	4,671	5,801
Other long-term liabilities	938	925
Deferred income taxes	174	188
Debt	13,852	10,592
Total liabilities	19,635	17,506
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 835 and 834 shares issued, 678 and 716 shares outstanding	1	1
Treasury stock, at cost, 157 and 118 shares	(8,526)	(6,759)
Capital in excess of par value	5,886	6,245
Accumulated other comprehensive income (loss)	49	(58)
Retained earnings	4,161	3,455
Total Las Vegas Sands Corp. stockholders’ equity	1,571	2,884
Noncontrolling interests	296	276
Total equity	1,867	3,160
Total liabilities and equity	$21,502	$20,666
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,506	$1,936	$7,048	$6,199
Rooms	374	314	1,043	957
Food and beverage	165	152	453	450
Mall	199	189	572	537
Convention, retail and other	87	91	252	259
Net revenues	3,331	2,682	9,368	8,402
Operating expenses:
Casino	1,353	1,120	3,752	3,441
Rooms	89	79	257	234
Food and beverage	144	129	400	379
Mall	25	23	69	62
Convention, retail and other	61	62	177	177
Provision for (recovery of) credit losses	18	(5)	39	10
General and administrative	308	293	873	847
Corporate	78	68	220	215
Pre-opening	7	4	20	10
Development	72	55	210	169
Depreciation and amortization	368	324	1,101	960
Amortization of leasehold interests in land	21	15	56	45
Loss on disposal or impairment of assets	68	11	83	41
	2,612	2,178	7,257	6,590
Operating income	719	504	2,111	1,812
Other income (expense):
Interest income	39	67	123	218
Interest expense, net of amounts capitalized	(187)	(179)	(555)	(547)
Other income (expense)	11	11	(12)	16
Loss on modification or early retirement of debt	—	—	(5)	—
Income before income taxes	582	403	1,662	1,499
Income tax expense	(91)	(50)	(244)	(139)
Net income	491	353	1,418	1,360
Net income attributable to noncontrolling interests	(72)	(78)	(186)	(238)
Net income attributable to Las Vegas Sands Corp.	$419	$275	$1,232	$1,122
Earnings per share:
Basic	$0.61	$0.38	$1.77	$1.52
Diluted	$0.61	$0.38	$1.77	$1.51
Weighted average shares outstanding:
Basic	682	730	696	740
Diluted	685	731	698	742
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions) (Unaudited)
Net income	$491	$353	$1,418	$1,360
Currency translation adjustment	(14)	136	115	66
Foreign currency hedge adjustments	74	3	(11)	(11)
Total comprehensive income	551	492	1,522	1,415
Comprehensive income attributable to noncontrolling interests	(87)	(80)	(183)	(236)
Comprehensive income attributable to Las Vegas Sands Corp.	$464	$412	$1,339	$1,179
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at June 30, 2024	$1	$(5,850)	$6,508	$(53)	$3,148	$140	$3,894
Net income	—	—	—	—	275	78	353
Currency translation adjustment	—	—	—	135	—	1	136
Foreign currency hedge adjustments	—	—	—	2	—	1	3
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	13	—	—	1	14
Repurchase of common stock	—	(454)	—	—	—	—	(454)
Unsettled contract for purchase of noncontrolling interest	—	—	(103)	—	—	—	(103)
Capped call option contract	—	—	(50)	—	—	—	(50)
Dividends declared ($0.20 per share) (Note 7)	—	—	—	—	(147)	—	(147)
Balance at September 30, 2024	$1	$(6,304)	$6,369	$84	$3,276	$221	$3,647

Balance at January 1, 2024	$1	$(4,991)	$6,481	$27	$2,600	$(14)	$4,104
Net income	—	—	—	—	1,122	238	1,360
Currency translation adjustment	—	—	—	65	—	1	66
Foreign currency hedge adjustments	—	—	—	(8)	—	(3)	(11)
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	41	—	—	2	43
Tax withholding on vesting of equity awards	—	—	(4)	—	—	—	(4)
Repurchase of common stock	—	(1,313)	—	—	—	—	(1,313)
Settlement of contracts for purchase of noncontrolling interest	—	—	3	—	—	(3)	—
Unsettled contract for purchase of noncontrolling interest	—	—	(103)	—	—	—	(103)
Capped call option contract	—	—	(50)	—	—	—	(50)
Dividends declared ($0.60 per share) (Note 7)	—	—	—	—	(446)	—	(446)
Balance at September 30, 2024	$1	$(6,304)	$6,369	$84	$3,276	$221	$3,647

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at June 30, 2025	$1	$(8,021)	$6,093	$4	$3,914	$291	$2,282
Net income	—	—	—	—	419	72	491
Currency translation adjustment	—	—	—	(16)	—	2	(14)
Foreign currency hedge adjustments	—	—	—	61	—	13	74
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	15	—	—	—	15
Repurchase of common stock	—	(505)	—	—	—	—	(505)
Settlement of contracts for purchase of noncontrolling interest	—	—	(264)	—	—	(15)	(279)
Unsettled contract for purchase of noncontrolling interest	—	—	41	—	—	—	41
Dividends declared ($0.25 per share) and noncontrolling interest payments (Note 7)	—	—	—	—	(172)	(67)	(239)
Balance at September 30, 2025	$1	$(8,526)	$5,886	$49	$4,161	$296	$1,867

Balance at January 1, 2025	$1	$(6,759)	$6,245	$(58)	$3,455	$276	$3,160
Net income	—	—	—	—	1,232	186	1,418
Currency translation adjustment	—	—	—	116	—	(1)	115
Foreign currency hedge adjustments	—	—	—	(9)	—	(2)	(11)
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	39	—	—	1	40
Tax withholding on vesting of equity awards	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	(1,767)	—	—	—	—	(1,767)
Settlement of contracts for purchase of noncontrolling interest	—	—	(390)	—	—	(26)	(416)
Unsettled contract for purchase of noncontrolling interest	—	—	(59)	—	—	—	(59)
Capped call option contract	—	—	52	—	—	—	52
Dividends declared ($0.75 per share) and noncontrolling interest payments (Note 7)	—	—	—	—	(526)	(138)	(664)
Balance at September 30, 2025	$1	$(8,526)	$5,886	$49	$4,161	$296	$1,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024

	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$1,418	$1,360
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	1,101	960
Amortization of leasehold interests in land	56	45
Amortization of deferred financing costs and original issue discount	43	44
Paid-in-kind interest income	(1)	(53)
Loss on modification or early retirement of debt	5	—
Loss on disposal or impairment of assets	74	16
Stock-based compensation expense	39	42
Provision for credit losses	39	10
Foreign exchange (gain) loss	19	(17)
Deferred income taxes	(56)	(16)
Changes in operating assets and liabilities:
Accounts receivable	(155)	69
Other assets	(26)	(28)
Leasehold interests in land	(848)	—
Accounts payable	1	(30)
Other liabilities	110	(113)
Net cash generated from operating activities	1,819	2,289
Cash flows from investing activities:
Capital expenditures	(894)	(1,020)
Proceeds from disposal of property and equipment	7	1
Acquisition of intangible assets and other	(75)	(10)
Other	11	—
Net cash used in investing activities	(951)	(1,029)
Cash flows from financing activities:
Proceeds from exercise of stock options	1	1
Tax withholding on vesting of equity awards	(2)	(4)
Repurchase of common stock	(1,716)	(1,300)
Dividends paid and noncontrolling interest payments	(664)	(445)
Proceeds from debt	6,781	1,748
Repayments of debt	(4,887)	(1,979)
Payments of financing costs	(201)	(21)
Settled contracts for purchase of noncontrolling interest	(416)	—
Unsettled contracts for purchase of noncontrolling interest	(59)	(103)
Other	(29)	(78)
Net cash used in financing activities	(1,192)	(2,181)
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	27	25
Decrease in cash, cash equivalents and restricted cash and cash equivalents	(297)	(896)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	3,775	5,229
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$3,478	$4,333
Supplemental disclosure of cash flow information
Cash payments for interest, net of amounts capitalized	$567	$563
Cash payments for taxes, net of refunds	$232	$206
Change in construction-related payables	$(83)	$210
Excise tax accrued on repurchase of common stock	$17	$13
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
Development Projects
Macao
The Company operates gaming areas within the Macao Special Administrative Region (“Macao”), pursuant to a 10-year concession agreement (the “Concession”), which expires on December 31, 2032. As part of the Concession entered into by Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd. (“SCL”), a majority-owned subsidiary of the Company) and the Macao government, VML has committed to invest, or cause to be invested, at least 35.84 billion patacas (approximately $4.47 billion at exchange rates in effect on September 30, 2025). Of this total, 33.39 billion patacas (approximately $4.16 billion at exchange rates in effect on September 30, 2025) must be invested in non-gaming projects. These investments must be accomplished by December 2032.
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
Phase II of The Londoner Macao primarily includes the conversion of the Sheraton Grand Macao into the Londoner Grand, an upgrade of the gaming areas and the addition of attractions, dining, retail and entertainment offerings. The conversion of the Sheraton Grand Macao into the Londoner Grand was completed in the second quarter of 2025 and represents Macao’s first Marriott International Luxury Collection hotel. Construction of the newly renovated rooms and suites at the Londoner Grand was completed in early April 2025 and resulted in a total of 2,405 rooms and suites. These projects were substantially completed during the first quarter of 2025.
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
On January 8, 2025, MBS entered into a second supplemental agreement to the Second Development Agreement with the Singapore government (the “Second Supplemental Agreement”) whereby MBS committed to assume liability for the cost of the land premium associated with the additional 2,000 square meters of gaming area and 10,000 square meters of ancillary area in support of the gaming area (collectively, the “Additional Gaming Area”) as well as other adjustments to the land premiums resulting from the consequential changes to the allocations of gross floor area for the MBS Expansion Project since the first payment made in 2019 (the “Additional Land Premium”). These allocations prescribe and limit the use of the gross floor area for hotel, gaming, retail, food and beverage, MICE and arena at the MBS Expansion Project site. The Second Supplemental Agreement also formalized the dates by which MBS has agreed with the Singapore government to commence and complete construction of the MBS Expansion Project, being July 8, 2025 and July 8, 2029, respectively. Construction works for the project commenced as of May 26, 2025, before the requisite commencement date under the Second Supplemental Agreement.

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
The Company has incurred approximately $2.4 billion as of September 30, 2025, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS development project site and the payment of 1.13 billion Singapore dollars (“SGD,” approximately $848 million at exchange rates in effect at the time of the payment) for the Additional Gaming Area payment, which was made on April 2, 2025.
The Tower 3 hotel room renovations at Marina Bay Sands into world class suites were completed in the second quarter of 2025 and the Company is continuing to progress on other property renovations, which include the hotel lobby and SkyPark and additional retail, food and beverage and wellness offerings. As of September 30, 2025, the Company has incurred $416 million in costs to complete these projects, which are in addition to the MBS Expansion Project. The completion of the renovations of Towers 1, 2 and 3 resulted in a total of 1,844 rooms including 775 suites.
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
Intercompany Loan Agreement with SCL
On March 27, 2025, SCL repaid in full to LVSC the outstanding intercompany loan balance and any outstanding interest totaling $1.07 billion.
Recent Accounting Pronouncements
New Pronouncements Issued
In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods and should be applied prospectively. The Company determined it will not apply the practical expedient and therefore ASU 2025-05 will have no impact on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”), which revises the approach to accounting for internal-use software costs by eliminating all references to the stages of software development projects, thereby making the guidance adaptable to a variety of software development methodologies. ASU 2025-06 will be effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, on a prospective, modified or retrospective basis, with early adoption permitted. The Company is currently assessing the effect the guidance will have on the Company's financial condition, results of operations and cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 2 — Accounts Receivable, Net and Customer Contract Related Liabilities
Accounts Receivable and Provision for Credit Losses
Accounts receivable consists of the following:

	September 30, 2025	December 31, 2024

	(In millions)
Casino	$636	$462
Rooms	23	28
Mall	46	63
Other	37	50
	742	603
Less - provision for credit losses	(194)	(186)
	$548	$417
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	2025	2024

	(In millions)
Balance at January 1	$186	$201
Current period provision for credit losses	39	10
Write-offs	(36)	(23)
Recoveries of receivables previously written-off	—	1
Exchange rate impact	5	2
Balance at September 30	$194	$191
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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2025	2024	2025	2024	2025	2024

	(In millions)
Balance at January 1	$112	$135	$38	$45	$763	$690
Balance at September 30	137	129	36	39	819	780
Increase (decrease)	$25	$(6)	$(2)	$(6)	$56	$90
____________________
(1)Of this amount, $173 million and $175 million as of September 30 and January 1, 2025, and $174 million and $167 million as of September 30 and January 1, 2024, respectively, related to mall deposits that are accounted for based on lease terms usually greater than one year.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 3 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following:

	September 30, 2025	December 31, 2024

	(In millions)
Marina Bay Sands	$2,954	$1,969
The Londoner Macao	290	290
The Venetian Macao	236	236
The Plaza Macao and Four Seasons Macao	105	106
The Parisian Macao	88	88
Sands Macao	36	36
	3,709	2,725
Less — accumulated amortization	(795)	(723)
	$2,914	$2,002
The Company recognized SGD 1.13 billion (approximately $848 million at exchange rates in effect at the time of the payment) in leasehold interests in land for MBS’ purchase of the Additional Gaming Area made on April 2, 2025. The remainder of the Additional Land Premium related to the Second Supplemental Agreement is expected to be approximately SGD 182 million (approximately $141 million at exchange rates in effect on September 30, 2025) and to be finalized at the end of 2025 or during the first quarter of 2026.
The estimated future amortization expense over the expected terms of the Company’s leasehold interests in land is approximately $20 million for the three months ending December 31, 2025, $78 million for each of the years ending December 31, 2026 through 2029, and $2.73 billion thereafter.
Note 4 — Goodwill and Intangible Assets, Net
Goodwill and intangible assets consist of the following:

	September 30, 2025	December 31, 2024

	(In millions)
Amortizable intangible assets:
Macao concession	$499	$500
Marina Bay Sands gaming license	78	52
	577	552
Less — accumulated amortization	(149)	(147)
	428	405

Londoner Grand franchise rights	57	—
Less — accumulated amortization	(3)	—
	54	—

Technology, software and other	7	38
Total amortizable intangible assets, net	489	443

Goodwill	103	102

Total goodwill and intangible assets, net	$592	$545
Amortization expense for all intangible assets was $57 million and $51 million for the nine months ended September 30, 2025 and 2024, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The estimated future amortization expense over the expected terms of the Company’s intangible assets as of September 30, 2025, is as follows:

Amortization Expense

(In millions)
Year ending December 31,
2025(1)	$19
2026	79
2027	80
2028	62
2029	54
Thereafter	188
$482
_______________________
(1)Represents the three-month period ending December 31, 2025.
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
Technology, Software and Other
The Company recorded a $51 million impairment charge on long-lived assets during the nine months ended September 30, 2025, in connection with the decision to no longer pursue certain digital gaming activities. The impairment charge is included in the “Loss on disposal or impairment of assets” line item in the accompanying condensed consolidated statement of operations. Of this amount, $31 million related to the impairment of the related technology and internal-use software.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 5 — Debt
Debt consists of the following:

	September 30, 2025	December 31, 2024

	(In millions)
Corporate and U.S. Related(1):
LVSC Senior Notes
$500 million 2.900% Senior Notes due June 2025	$—	$500
$1.0 billion 3.500% Senior Notes due August 2026 (net of unamortized original issue discount and deferred financing costs of $2 and $3, respectively)	998	997
$750 million 5.900% Senior Notes due June 2027 (net of unamortized original issue discount and deferred financing costs of $3 and $5, respectively)	747	745
$1.0 billion 5.625% Senior Notes due June 2028 (net of unamortized original issue discount and deferred financing costs of $7)	993	—
$500 million 6.000% Senior Notes due August 2029 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	496	495
$750 million 3.900% Senior Notes due August 2029 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	746	745
$500 million 6.000% Senior Notes due June 2030 (net of unamortized original issue discount and deferred financing costs of $4)	496	—
$500 million 6.200% Senior Notes due August 2034 (net of unamortized original issue discount and deferred financing costs of $5)	495	495
Finance leases	119	115
Macao Related(1):
SCL Senior Notes
$1.80 billion 5.125% Senior Notes due August 2025 (net of unamortized original issue discount and deferred financing costs of $1)	—	1,624
$800 million 3.800% Senior Notes due January 2026 (net of unamortized original issue discount and deferred financing costs of $1 and $2, respectively)	799	798
$700 million 2.300% Senior Notes due March 2027 (net of unamortized original issue discount and deferred financing costs of $2 and $3, respectively)	698	697
$1.90 billion 5.400% Senior Notes due August 2028 (net of unamortized original issue discount and deferred financing costs of $7 and $9, respectively)	1,893	1,891
$650 million 2.850% Senior Notes due March 2029 (net of unamortized original issue discount and deferred financing costs of $4 and $5, respectively)	646	645
$700 million 4.375% Senior Notes due June 2030 (net of unamortized original issue discount and deferred financing costs of $5 and $6, respectively)	695	694
$600 million 3.250% Senior Notes due August 2031 (net of unamortized original issue discount and deferred financing costs of $4)	596	596
2024 SCL Term Loan Facility (net of unamortized deferred financing costs of $25)	1,601	—
Finance leases	23	12
Singapore Related(1):
2012 Singapore Term Facility (net of unamortized deferred financing costs of $12)	—	2,656
2012 Singapore Delayed Draw Term Facility	—	46
2025 Singapore Term Loan Facility (net of unamortized deferred financing costs of $56)	2,822	—
2025 Singapore Delayed Draw Term Loan Facility (net of unamortized deferred financing costs of $19)	908	—
Finance leases	1	1
	15,772	13,752
Less — current maturities	(1,920)	(3,160)
Total debt	$13,852	$10,592

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
____________________
(1)Unamortized deferred financing costs of $153 million and $76 million as of September 30, 2025 and December 31, 2024, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the Singapore delayed draw term facilities, are included in “Other assets, net,” and “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets.
LVSC Senior Notes
On May 6, 2025, in an underwritten public offering, LVSC issued two series of senior unsecured notes in an aggregate principal amount of $1.50 billion, consisting of $1.0 billion of 5.625% Senior Notes due June 15, 2028 (the “2028 LVSC Senior Notes”) and $500 million of 6.000% Senior Notes due June 14, 2030 (the “2030 LVSC Senior Notes” and, together with the 2028 LVSC Senior Notes, the “LVSC Senior Notes”). Interest on the LVSC Senior Notes is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2025, with respect to the 2028 LVSC Senior Notes and on June 14 and December 14, commencing on December 14, 2025, with respect to the 2030 LVSC Senior Notes.
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
In June 2025, the net proceeds from the offering were used to redeem in full the outstanding principal amount of the $500 million 2.900% LVSC Senior Notes due June 25, 2025 (the “2025 LVSC Senior Notes”) and any accrued interest, and to pay transaction-related fees and expenses. The remaining proceeds were used for general corporate purposes, including share repurchases.
2024 LVSC Revolving Facility
As of September 30, 2025, the Company had $1.50 billion of available borrowing capacity under the 2024 LVSC Revolving Facility, net of outstanding letters of credit.
SCL Senior Notes
On June 11, 2025, proceeds from the draw down of the 2024 SCL Term Loan Facility and cash on hand, as described below, were used to redeem in full the remaining principal amount of the $1.80 billion 5.125% SCL Senior Notes due August 8, 2025 amounting to $1.63 billion (the “2025 SCL Senior Notes”) and any accrued interest.
2024 SCL Credit Facility
On June 5, 2025, the Company drew down 12.75 billion Hong Kong dollars (“HKD,” approximately $1.64 billion at exchange rates in effect at the time of the transaction) under the 2024 SCL Term Loan Facility, the proceeds from which together with cash on hand, were used to redeem the 2025 SCL Senior Notes.
Commencing on September 5, 2025, SCL is required to pay interim quarterly amortization payments of HKD 96 million (approximately $12 million at exchange rates in effect on September 30, 2025) under the SCL Term Loan Facility. The outstanding aggregate principal balance of the 2024 SCL Term Loan Facility is due in full on June 5, 2030.
Borrowings under the 2024 SCL Term Loan Facility bear interest at the Hong Kong Interbank Offered Rate plus a margin of 1.65% per annum (approximately 5.19% as of September 30, 2025).
As of September 30, 2025, the Company had HKD 19.50 billion (approximately $2.51 billion at exchange rates in effect on September 30, 2025) of available borrowing capacity under the 2024 SCL Revolving Facility.
2012 Singapore Credit Facility
On February 21, 2025, MBS entered into a new credit facility, as further described below, and on February 28, 2025, the 2012 Singapore Credit Facility was terminated using the proceeds from the new credit facility. As a result, the Company recorded a $5 million loss on modification or early retirement of debt during the nine months ended September 30, 2025.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
2025 Singapore Credit Facility
On February 21, 2025, MBS entered into a new facility agreement (the “2025 Singapore Credit Facility”) with the lenders party thereto and DBS Bank Ltd., as agent and security trustee, and certain other parties. The 2025 Singapore Credit Facility provides for an SGD 3.75 billion (approximately $2.91 billion at exchange rates in effect on September 30, 2025) term loan (the “2025 Singapore Term Loan Facility”), an SGD 750 million (approximately $581 million at exchange rates in effect on September 30, 2025) revolving credit facility (the “2025 Singapore Revolving Facility”), part of which may be designated as an ancillary facility, and an SGD 7.50 billion (approximately $5.81 billion at exchange rates in effect on September 30, 2025) term loan facility (the “2025 Singapore Delayed Draw Term Loan Facility” and together with the 2025 Singapore Term Loan Facility and the 2025 Singapore Revolving Facility, the “Facilities”).
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
Borrowings under the Facilities for outstanding loans will bear interest at the Compounded Singapore Overnight Rate Average, plus a variable margin (the “Margin”), which is determined based on MBS’s consolidated leverage ratio (interest set at approximately 2.66% as of September 30, 2025). MBS pays a standby commitment fee on all undrawn amounts under the 2025 Singapore Revolving Facility and the 2025 Singapore Delayed Draw Term Loan Facility equal to 35% or 40% of the applicable Margin depending on the percentage utilization of each respective facility, which was 0.48% as of September 30, 2025.
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
As of September 30, 2025, MBS had SGD 588 million (approximately $456 million at exchange rates in effect on September 30, 2025) of available borrowing capacity under the 2025 Singapore Revolving Facility, net of outstanding letters of credit of SGD 162 million (approximately $125 million at exchange rates in effect on September 30, 2025).
As of September 30, 2025, SGD 6.30 billion (approximately $4.89 billion at exchange rates in effect on September 30, 2025) remains available to be drawn under the 2025 Singapore Delayed Draw Term Loan Facility.
Debt Covenant Compliance
As of September 30, 2025, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to debt and finance lease obligations are as follows:

	Nine Months Ended September 30,
	2025	2024

	(In millions)
Proceeds from LVSC Senior Notes	$1,499	$1,748
Proceeds from 2025 Singapore Credit Facility	3,645	—
Proceeds from 2024 SCL Term Loan Facility	1,637	—
	$6,781	$1,748

Repayments on 2025 SCL Senior Notes	$(1,625)	$(174)
Repayment on 2025 LVSC Senior Notes	(500)	—
Repayment on 2024 LVSC Senior Notes	—	(1,750)
Repayments on 2012 Singapore Credit Facility	(2,708)	(47)
Repayments on 2025 Singapore Credit Facility	(29)	—
Repayment on 2024 SCL Term Loan Facility	(12)	—
Repayments on finance leases	(13)	(8)
	$(4,887)	$(1,979)
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
The Company entered into various Swaps (as described below) to manage the risk of changes in cash flows resulting from foreign currency gains and losses recorded upon remeasurement of U.S. dollar (“USD”) denominated SCL Senior Notes by swapping a specified amount of HKD for USD at the contractual spot rate on specified dates.
During the year ended December 31, 2021, the Company entered into a Swap with a notional value of $1.0 billion, which was designated as a hedge of the cash flows related to a portion of the $1.80 billion 5.125% Senior Notes (the “2021 SCL Swap”) and expired in line with the contractual maturity date of the underlying notes. On June 11, 2025, the Company redeemed the underlying notes and discontinued hedge accounting of the 2021 SCL Swap. As a result, the related $6 million net loss previously recorded to “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying condensed consolidated balance sheets under hedge accounting was reclassified into “Other income (expense)” in the accompanying condensed consolidated statements of operations. On July 29, 2025, the 2021 SCL Swap was terminated and final settlement was completed on August 1, 2025. In addition

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
to the amount reclassified out of AOCI noted above, during the three and nine months ended September 30, 2025, net gains of $3 million and $6 million, respectively, were recorded to “Other income (expense)” related to the post-hedge accounting fair value adjustments and the final net settlement.
During the year ended December 31, 2024, the Company entered into additional Swaps, also designated as hedges of the cash flows related to a portion of the remaining SCL Senior Notes (the “2024 SCL Swaps,” and together with the 2021 SCL Swap, the “SCL Swaps”). The 2024 SCL Swaps have a total notional value of $4.01 billion and will expire in line with the maturity dates of the underlying SCL Senior Notes.
Additionally, during the nine months ended September 30, 2025, the Company entered into various Swaps to manage the risk of adverse changes in the foreign currency exchange rate between USD and SGD impacting the Company’s net investment in MBS. These Swaps were designated as hedges of the Company’s net investment in MBS (the “MBS Net Investment Hedge”). The MBS Net Investment Hedge has a total notional value of $1.80 billion and the related swaps will expire on various dates beginning March 1, 2028 through December 1, 2030.
Also during the nine months ended September 30, 2025, the Company entered into a Forward for the exchange of USD to HKD to manage the risk of adverse changes in the foreign currency exchange rate between USD and pataca (which is SCL’s functional currency and is pegged to HKD) impacting the Company’s net investment in SCL. This Forward was designated as a hedge of the Company’s net investment in SCL (the “SCL Net Investment Hedge,” and together with the MBS Net Investment Hedge, the “Net Investment Hedges”). The SCL Net Investment Hedge had a total notional value of $189 million and expired on July 7, 2025.
For each reporting period, the fair value of each hedging derivative is recorded to an asset or liability with the offset recorded to AOCI in the accompanying condensed consolidated balance sheets. Refer to “Note 9 — Fair Value Disclosures” for further details. Additionally, for the SCL Swaps, a portion of the amount recorded in AOCI is reclassified to “Other income (expense)” to offset the foreign currency impact from the remeasurement of the related SCL Senior Notes. As of September 30, 2025, approximately $24 million of the net loss deferred in AOCI related to the SCL Swaps is expected to be reclassified from AOCI into “Other income (expense)” over the 12-month period ending September 30, 2026. The actual amounts that will be reclassified over the next 12 months may vary from this amount as a result of changes in market conditions.
The following tables present the net changes in AOCI associated with the current period hedging transactions and the net amount of any reclassification into earnings, net of tax:

	Three Months Ended September 30,
	2025		2024
	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Net Investment Hedges

	(In millions)
Net loss from hedge adjustments recognized in AOCI as of July 1	$(86)	$(31)	$(23)	$—
Hedge adjustments recognized during the current period	16	24	(20)	—
Net loss reclassified from AOCI into earnings	34	—	23	—
Net loss from hedge adjustments recognized in AOCI as of September 30	$(36)	$(7)	$(20)	$—

	Nine Months Ended September 30,
	2025		2024
	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Net Investment Hedges

	(In millions)
Net loss from hedge adjustments recognized in AOCI as of January 1	$(32)	$—	$(9)	$—
Hedge adjustments recognized during the current period	8	(7)	(37)	—
Net (gain) loss reclassified from AOCI into earnings	(12)	—	26	—
Net loss from hedge adjustments recognized in AOCI as of September 30	$(36)	$(7)	$(20)	$—

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The cash flow impact is included in operating activities for the SCL Swaps and in investing activities for the Net Investment Hedges in the accompanying condensed consolidated statements of cash flows.
Note 7 — Equity and Earnings Per Share
Common Stock
Dividends
On February 19, May 14 and August 13, 2025, the Company paid a quarterly dividend of $0.25 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2025, the Company recorded $526 million as a distribution against retained earnings.
On February 14, May 15 and August 14, 2024, the Company paid a dividend of $0.20 per common share as part of a regular cash dividend program. During the nine months ended September 30, 2024, the Company recorded $446 million as a distribution against retained earnings.
In October 2025, the Company’s Board of Directors declared a quarterly dividend of $0.25 per common share (a total estimated to be approximately $169 million) to be paid on November 12, 2025, to stockholders of record on November 4, 2025.
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
During the nine months ended September 30, 2025, the Company repurchased 39,487,824 shares of its common stock for approximately $1.77 billion (including $1 million in commissions and $17 million in excise tax) under the Company’s current program (inclusive of the shares repurchased with the December Capped Call). During the nine months ended September 30, 2024, the Company repurchased 28,746,681 shares of its common stock for $1.31 billion (including commissions and $13 million in excise tax). On April 22, 2025, the Company’s Board of Directors authorized increasing the remaining share repurchase amount from $1.10 billion to $2.0 billion. As of September 30, 2025, the remaining amount authorized under the share repurchase program was $700 million. Subsequently, on October 21, 2025, the Company’s Board of Directors authorized increasing the remaining share repurchase amount to $2.0 billion and extending the share repurchase program’s expiration date to November 3, 2027.
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
Noncontrolling Interests
On June 20 and September 12, 2025, SCL paid a dividend of HKD 0.25 per share to SCL shareholders (a total of $518 million, of which the Company retained $380 million during the nine months ended September 30, 2025).
Purchase of Noncontrolling Interest
During December 2024 and April, June and September 2025, the Company’s wholly owned subsidiary, Venetian Venture Development Intermediate II (“VVDI II”), entered into share purchase agreements (the “December SCL Purchase Agreement,” the “April SCL Purchase Agreement,” the “June SCL Purchase Agreement” and the “September SCL Purchase Agreement,” respectively, and collectively, the “SCL Purchase Agreements”) with financial institutions (the “Agents”) for the purchase of the common stock of SCL. Pursuant to the terms of the SCL Purchase Agreements, VVDI II made an up-front payment of HKD 800 million under each of the December and April SCL Purchase Agreements, HKD 1.05 billion under the June SCL Purchase Agreement and HKD 1.0 billion under the September SCL Purchase Agreement (collectively, approximately $468 million at exchange rates as of the date of the transactions) to the Agents in December 2024, and April, June and September 2025, respectively. Once the up-front payments were made related to all the transactions above, VVDI II had no further obligation to provide any additional consideration to the Agents.
The SCL Purchase Agreements allowed for the delivery of shares on a daily basis. The December, April, June and September SCL Purchase Agreements concluded on January 7, June 13, August 15 and October 10, 2025, respectively. The SCL Share Purchase

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Agreements resulted in the delivery of 174,801,839 shares as of September 30, 2025 (of which 25,112,000 shares were delivered during December 2024), and an additional 21,938,400 shares from October 1 through October 10, 2025, of SCL common stock to the Company. The above represented a total average daily price of HKD 18.26 up to September 30, 2025, and HKD 20.91 from October 1 through October 10, 2025. The number of shares actually delivered to the Company by the Agents was based on the price paid by the Agents for SCL common stock delivered to the Company during the term of the various SCL purchase agreements, subject to the cap amount (as defined in the agreements). Pursuant to the SCL Purchase Agreements, the Company paid the Agents a fee equal to an agreed percentage of the price per share benefit that the Agents were able to realize on SCL shares purchased compared to the volume-weighted average share price of SCL’s common stock.
Additionally, during the three months ended September 30, 2025, the Company purchased common stock of SCL in open market transactions, which resulted in the purchase of 41,944,000 shares of SCL common stock for HKD 852 million (approximately $109 million at exchange rates in effect on September 30, 2025).
The total additional shares purchased related to the above transactions resulted in an increase of the Company’s ownership of SCL to approximately 74.49% as of September 30, 2025, and 74.76% as of October 10, 2025.
Transfer from Noncontrolling Interest
The following table summarizes the net income attributable to LVSC and transfers from the noncontrolling interest, which shows the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Net income attributable to LVSC	$419	$275	$1,232	$1,122
Transfer from noncontrolling interest:
Increase in LVSC’s paid-in-capital for purchase of subsidiary shares	15	—	26	3
Changes from net income attributable to LVSC and transfers from noncontrolling interest	$434	$275	$1,258	$1,125
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	682	730	696	740
Potential dilution from stock options and restricted stock and stock units	3	1	2	2
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	685	731	698	742
Antidilutive stock options and restricted stock and stock units excluded from the calculation of diluted earnings per share	4	10	8	10
Diluted earnings per share is calculated using the treasury stock method.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 8 — Leases
Lessor
Lease revenue for the Company’s mall operations consists of the following:

	Three Months Ended September 30,
	2025		2024
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$144	$—	$138	$—
Overage rents	29	—	26	—
	$173	$—	$164	$—

	Nine Months Ended September 30,
	2025		2024
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$424	$1	$406	$1
Overage rents	69	—	56	—
	$493	$1	$462	$1
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

	September 30, 2025
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(In millions)
Assets:
Cash equivalents
Cash deposits	$1,583	$1,583
Money market funds	$179	$179
U.S. Treasury Bills	$215	$215
Loan receivable(2)	$1,264		$1,228
Liabilities:
Other accrued liabilities:
2024 SCL Swaps(3)	$2		$2
Debt(3)(4)	$15,781		$15,755
Other long-term liabilities:
2024 SCL Swaps(3)(5)	$49		$49
MBS Net Investment Hedge(3)(6)	$23		$23

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	December 31, 2024
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(In millions)
Assets:
Cash equivalents
Cash deposits	$2,294	$2,294
Money market funds	$72	$72
U.S. Treasury Bills	$465	$465
Loan receivable(2)	$1,264		$1,192
Liabilities:
Other accrued liabilities:
2021 SCL Swaps(3)	$4		$4
Debt(3)(4)	$13,689		$13,353
Other long-term liabilities:
2024 SCL Swaps(3)(5)	$52		$52
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
(5)This amount excludes the accrued interest portion of the fair value related to the periodic interest payment swaps. This accrual component, amounting to $3 million as of September 30, 2025 and $4 million as of December 31, 2024, was recorded in “Accounts receivable, net” in the accompanying condensed consolidated balance sheets.
(6)This amount excludes the accrued interest portion of the fair value related to the periodic interest payment swaps. This accrual component, amounting to $3 million as of September 30, 2025, was recorded in “Accounts receivable, net” in the accompanying condensed consolidated balance sheets.
As of September 30, 2025 and December 31, 2024, the amounts of the Company’s other assets and liabilities that were accounted for at fair value were immaterial.
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
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC” or “Plaintiff”) filed a claim with the Macao First Instance Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort (“VCR”) (collectively, the “Defendants”) for 3.0 billion patacas (approximately $374 million at exchange rates in effect on September 30, 2025), which alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001.
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
On July 15, 2019, AAEC submitted a request to the Macao First Instance Court to increase the amount of its claim to 96.45 billion patacas (approximately $12.03 billion at exchange rates in effect on September 30, 2025), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022. On September 4, 2019, the Macao First Instance Court allowed AAEC’s amended request. The U.S. Defendants appealed the decision allowing the amended claim on September 17, 2019; the Macao First Instance Court accepted the appeal on September 26, 2019.
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
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on September 30, 2025) based on Plaintiff’s July 15, 2019 amendment. By motion dated July 20, 2021, the U.S. Defendants moved for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021. By order dated September 29, 2021, the Macao First Instance Court ordered that the invoice for supplemental court fees be stayed pending resolution of that appeal.
From December 17, 2021 to January 19, 2022, Plaintiff submitted additional documents to the court file and disclosed written reports from two purported experts, who calculated Plaintiff’s damages at 57.88 billion patacas and 62.29 billion patacas (approximately $7.22 billion and $7.77 billion, respectively, at exchange rates in effect on September 30, 2025). On April 28, 2022, the Macao First Instance Court entered a judgment for the U.S. Defendants. The Macao First Instance Court also held that Plaintiff litigated certain aspects of its case in bad faith.
Plaintiff filed a notice of appeal from the Macao First Instance Court’s judgment on May 13, 2022.
On September 19, 2022, the U.S. Defendants were notified of an invoice for appeal court fees totaling 48 million patacas (approximately $6 million at exchange rates in effect on September 30, 2025). By motion dated September 29, 2022, the U.S. Defendants moved the Macao First Instance Court for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated October 24, 2022. The U.S. Defendants appealed that order on November 10, 2022 and on January 6, 2023, submitted the appeal brief.
On October 9, 2023, the U.S. Defendants were notified that the Macao Second Instance Court had invited Plaintiff to amend its appeal brief, primarily to separate out matters of fact from matters of law, and Plaintiff had submitted an amended appeal brief on October 5, 2023. The U.S. Defendants responded to Plaintiff’s amended appeal brief on October 30, 2023. On November 8, 2023, the Macao Second Instance Court issued an order concluding that Plaintiff may have litigated in bad faith by exceeding the scope of permissible amendments to its appeal brief and invited responses from the parties. The U.S. Defendants responded to the November 8, 2023 order on November 23, 2023, and Plaintiff moved for clarification of the November 8 order on November 27, 2023. On January 5, 2024, the Macao Second Instance Court issued an order rejecting AAEC’s request for clarification.
On October 17, 2024, the Macao Second Instance Court issued an order rejecting Plaintiff’s appeal of the Macao First Instance Court’s April 28, 2022 judgment based on procedural defects, again found the Plaintiff to be litigating in bad faith, and declined to address the interlocutory appeals that had been filed by the parties. On October 29 and November 1, 2024, respectively, the U.S. Defendants and Plaintiff moved for clarification of the Second Instance Court’s decision not to hear certain interlocutory appeals. On November 5, 2024, Plaintiff filed a notice stating that its time to appeal should not begin to run until after the Macao Second Instance Court resolves the clarification motions and that Plaintiff intends to file a notice of appeal at that time or, in the alternative, Plaintiff asked the Macao Second Instance Court to treat its November 5 filing as a notice of appeal. On November 14, 2024, Plaintiff applied to rectify both its notice of appeal and its request for clarification. On November 18, 2024, the U.S. Defendants responded to

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Plaintiff’s request for clarification. By order dated March 21, 2025, the Macao Second Instance Court denied both motions for clarification, and it found that Plaintiff’s prior filings did not constitute a notice of appeal. On April 7, 2025, Plaintiff filed a notice of appeal to the Macao Last Instance Court, and the Defendants moved to stay proceedings pending completion of the judicial liquidation proceedings against AAEC. On April 28, 2025, the U.S. Defendants moved to strike Plaintiff’s notice of appeal.
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
By order dated July 14, 2025, the Macao Second Instance Court denied AAEC’s motion for a stay, rejected AAEC’s appeal brief because AAEC did not exist at the time the brief was filed, and concluded that AAEC’s shareholders automatically replaced AAEC as Plaintiff as a matter of Macao law. Because AAEC’s shareholders did not file a timely appeal brief, the Macao Second Instance Court dismissed the appeal to the Macao Court of Final Appeal that AAEC had noticed on April 7, 2025. On July 31, 2025, AAEC requested panel review of that ruling arguing, among other things, that the court should have allowed AAEC’s shareholders the opportunity to ratify the appeal brief previously filed. On August 21, 2025, the Macao Second Instance Court provided Defendants with notice of AAEC’s July 31 filing. On August 29, 2025, the clerk for the Second Instance Court issued an invoice for pre-payment of court fees to AAEC’s shareholders relating to Plaintiff’s appeal. On September 10, 2025, Defendants submitted a filing requesting that its August 21 notice be annulled and that notification take place only after prepayment of court fees by AAEC’s shareholders. On September 18, 2025, the Second Instance Court annulled the August 21 notice to Defendants and ruled that notification was to be carried out only after AAEC’s shareholders had paid the invoiced court fees relating to the appeal. On September 23, 2025, the Court of Second Instance sent Plaintiff’s counsel of record a copy of the September 18 order, along with the invoice for pre-payment of court fees and a penalty. The deadline for AAEC’s shareholders to pre-pay court fees and an associated penalty for late payment was October 6, 2025. Defendants have not been notified that any payment has been made. If AAEC’s shareholders do not pre-pay court fees and the associated penalties within one year, the court should deem Plaintiff’s appeal as formally abandoned and the case should be closed.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s segment information as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024 is as follows:

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Three Months Ended September 30, 2025
Casino	$543	$525	$163	$132	$66	$—	$1,429	$1,077	$—	$2,506
Rooms	52	102	34	28	4	—	220	154	—	374
Food and beverage	16	31	14	7	2	—	70	95	—	165
Mall	64	23	5	38	—	—	130	69	—	199
Convention, retail and other	15	5	2	1	—	26	49	38	—	87
Net revenues	690	686	218	206	72	26	1,898	1,433	—	3,331
Intersegment revenues	2	—	—	—	—	6	8	3	80	91
Net revenues before intersegment eliminations	692	686	218	206	72	32	1,906	1,436	80	3,422
Less:
Payroll and related expenses	107	99	49	26	22	11	314	196	—	510
Gaming taxes	260	280	82	81	31	—	734	280	—	1,014
Other expenses(1)	83	88	34	25	11	16	257	217	80	554
Segment expenses	450	467	165	132	64	27	1,305	693	80	2,078

Segment/Consolidated adjusted property EBITDA	$242	$219	$53	$74	$8	$5	$601	$743	$—	$1,344
Other Operating Costs and Expenses
Stock-based compensation(2)										(11)
Corporate										(78)
Pre-opening										(7)
Development										(72)
Depreciation and amortization										(368)
Amortization of leasehold interests in land										(21)
Loss on disposal or impairment of assets										(68)
Operating income										719
Other Non-Operating Costs and Expenses
Interest income										39
Interest expense, net of amounts capitalized										(187)
Other income										11
Income tax expense										(91)
Net income										$491

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Three Months Ended September 30, 2024
Casino	$554	$338	$189	$182	$73	$—	$1,336	$600	$—	$1,936
Rooms	54	68	36	27	4	—	189	125	—	314
Food and beverage	15	21	17	7	3	—	63	89	—	152
Mall	59	20	6	40	1	—	126	63	—	189
Convention, retail and other	9	13	2	1	—	24	49	42	—	91
Net revenues	691	460	250	257	81	24	1,763	919	—	2,682
Intersegment revenues	1	—	—	—	—	7	8	—	60	68
Net revenues before intersegment eliminations	692	460	250	257	81	31	1,771	919	60	2,750
Less:
Payroll and related expenses	102	85	50	25	23	11	296	173	—	469
Gaming taxes	262	178	95	105	34	—	674	160	—	834
Other expenses(1)	61	73	31	25	10	16	216	180	60	456
Segment expenses	425	336	176	155	67	27	1,186	513	60	1,759

Segment/Consolidated adjusted property EBITDA	$267	$124	$74	$102	$14	$4	$585	$406	$—	$991
Other Operating Costs and Expenses
Stock-based compensation(2)										(10)
Corporate										(68)
Pre-opening										(4)
Development										(55)
Depreciation and amortization										(324)
Amortization of leasehold interests in land										(15)
Loss on disposal or impairment of assets										(11)
Operating income										504
Other Non-Operating Costs and Expenses
Interest income										67
Interest expense, net of amounts capitalized										(179)
Other income										11
Income tax expense										(50)
Net income										$353

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Nine Months Ended September 30, 2025
Casino	$1,562	$1,422	$479	$386	$197	$—	$4,046	$3,002	$—	$7,048
Rooms	155	270	103	85	13	—	626	417	—	1,043
Food and beverage	46	82	37	21	7	—	193	260	—	453
Mall	185	65	15	114	—	—	379	193	—	572
Convention, retail and other	39	18	5	2	1	76	141	111	—	252
Net revenues	1,987	1,857	639	608	218	76	5,385	3,983	—	9,368
Intersegment revenues	6	—	—	—	—	21	27	4	208	239
Net revenues before intersegment eliminations	1,993	1,857	639	608	218	97	5,412	3,987	208	9,607
Less:
Payroll and related expenses	325	295	147	81	68	34	950	552	—	1,502
Gaming taxes	746	749	238	236	93	—	2,062	731	—	2,793
Other expenses(1)	219	236	91	77	30	45	698	588	208	1,494
Segment expenses	1,290	1,280	476	394	191	79	3,710	1,871	208	5,789

Segment/Consolidated adjusted property EBITDA	$703	$577	$163	$214	$27	$18	$1,702	$2,116	$—	$3,818
Other Operating Costs and Expenses
Stock-based compensation(2)										(17)
Corporate										(220)
Pre-opening										(20)
Development										(210)
Depreciation and amortization										(1,101)
Amortization of leasehold interests in land										(56)
Loss on disposal or impairment of assets										(83)
Operating income										2,111
Other Non-Operating Costs and Expenses
Interest income										123
Interest expense, net of amounts capitalized										(555)
Other expense										(12)
Loss on modification or early retirement of debt										(5)
Income tax expense										(244)
Net income										$1,418

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Nine Months Ended September 30, 2024
Casino	$1,748	$1,075	$569	$430	$212	$—	$4,034	$2,165	$—	$6,199
Rooms	156	234	102	77	13	—	582	375	—	957
Food and beverage	48	70	48	23	9	—	198	252	—	450
Mall	167	53	20	116	1	—	357	180	—	537
Convention, retail and other	25	34	6	3	1	71	140	119	—	259
Net revenues	2,144	1,466	745	649	236	71	5,311	3,091	—	8,402
Intersegment revenues	5	—	—	—	—	20	25	2	186	213
Net revenues before intersegment eliminations	2,149	1,466	745	649	236	91	5,336	3,093	186	8,615
Less:
Payroll and related expenses	307	265	147	78	68	30	895	504	—	1,399
Gaming taxes	821	572	282	263	101	—	2,039	542	—	2,581
Other expenses(1)	178	230	88	70	31	49	646	532	186	1,364
Segment expenses	1,306	1,067	517	411	200	79	3,580	1,578	186	5,344

Segment/Consolidated adjusted property EBITDA	$843	$399	$228	$238	$36	$12	$1,756	$1,515	$—	$3,271
Other Operating Costs and Expenses
Stock-based compensation(2)										(19)
Corporate										(215)
Pre-opening										(10)
Development										(169)
Depreciation and amortization										(960)
Amortization of leasehold interests in land										(45)
Loss on disposal or impairment of assets										(41)
Operating income										1,812
Other Non-Operating Costs and Expenses
Interest income										218
Interest expense, net of amounts capitalized										(547)
Other income										16
Income tax expense										(139)
Net income										$1,360
____________________

(1)Consists of gaming and non-gaming operating expenses and selling, general and administrative expenses for each segment.
(2)During the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense of $26 million and $24 million, respectively, of which $15 million and $14 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

During the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense of $52 million and $58 million, respectively, of which $35 million and $39 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024

	(In millions)
Capital Expenditures
Corporate and Other	$35	$32
Macao:
The Venetian Macao	131	155
The Londoner Macao	271	348
The Parisian Macao	14	11
The Plaza Macao and Four Seasons Macao	6	9
Sands Macao	11	10
Ferry Operations and Other	1	1
	434	534
Marina Bay Sands	425	454
Total capital expenditures	$894	$1,020

	September 30, 2025	December 31, 2024

	(In millions)
Total Assets
Corporate and Other	$3,861	$3,353
Macao:
The Venetian Macao	2,393	2,806
The Londoner Macao	4,650	4,665
The Parisian Macao	1,642	1,710
The Plaza Macao and Four Seasons Macao	959	987
Sands Macao	250	253
Ferry Operations and Other	284	719
	10,178	11,140
Marina Bay Sands	7,463	6,173
Total assets	$21,502	$20,666

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
Macao
The Macao government announced total visitation from mainland China to Macao increased approximately 16.9% and 18.4%, respectively, during the three and nine months ended September 30, 2025, as compared to the same periods in 2024. The Macao government also announced gross gaming revenue increased 12.5% and 7.1%, respectively, during the three and nine months ended September 30, 2025, as compared to the same periods in 2024.
Singapore
Airlift passenger movement has increased with a total of 52 million passengers having passed through Singapore’s Changi Airport for the nine months ended September 30, 2025, an increase of 4.4% compared to the same period in 2024.
The Singapore Tourism Board (“STB”) announced total visitation to Singapore was 4.5 million and 12.9 million, respectively, for the three and nine months ended September 30, 2025, an increase of 3.0% and 2.3% from the same periods in 2024.
Summary
Our Macao operations continue to face a competitive casino operating environment, with adjusted property EBITDA having increased $16 million compared with the three months ended September 30, 2024 and having decreased $54 million compared to the nine months ended September 30, 2024.
Our Singapore operations continue to deliver exceptional results in terms of adjusted property EBITDA, having increased $337 million compared to the three months ended September 30, 2024 and $601 million compared to the nine months ended September 30, 2024, with the key driver being an increase in gross gaming revenue.
We have a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $3.35 billion as of September 30, 2025 and access to $1.50 billion, $2.51 billion and $456 million of available borrowing capacity from our 2024 LVSC Revolving Facility, 2024 SCL Revolving Facility and 2025 Singapore Revolving Facility, respectively. We believe we are able to support our continuing operations, complete the major construction projects that are underway and maintain our share repurchase and dividend programs to continue to return excess capital to stockholders.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2024 Annual Report on Form 10-K filed on February 7, 2025.
There were no newly identified significant accounting policies and estimates during the nine months ended September 30, 2025, nor were there any material changes to the critical accounting policies and estimates discussed in our 2024 Annual Report.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.3% in Macao. During the three months ended September 30, 2025, we revised our expected hold-adjusted win percentage for Singapore to be based on the theoretical hold percentage measured by technology-enabled tables (“smart tables”). The theoretical hold percentage based on smart table data was 4.2% and 3.5% for the three months ended September 30, 2025 and 2024, respectively, in Singapore. Our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 23.5%, 22.8%, 21.6%, 23.9%, 15.7% and 23.1% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 3.7%, 3.8%, 3.8%, 2.4%, 2.9% and 4.2% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 8.8% and 11.3%, respectively, of our table games play was conducted on a credit basis for the nine months ended September 30, 2025.
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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Summary Financial Results
Net revenues for the three months ended September 30, 2025, were $3.33 billion, compared to $2.68 billion for the three months ended September 30, 2024. Operating income was $719 million for the three months ended September 30, 2025, compared to $504 million for the three months ended September 30, 2024. Net income was $491 million for the three months ended September 30, 2025, compared to $353 million for the three months ended September 30, 2024.
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended September 30,
	2025	2024	Percent Change

	(Dollars in millions)
Casino	$2,506	$1,936	29.4%
Rooms	374	314	19.1%
Food and beverage	165	152	8.6%
Mall	199	189	5.3%
Convention, retail and other	87	91	(4.4)%
Total net revenues	$3,331	$2,682	24.2%
Consolidated net revenues were $3.33 billion for the three months ended September 30, 2025, an increase of $649 million compared to $2.68 billion for the three months ended September 30, 2024, due to increases of $514 million and $135 million at Marina Bay Sands and our Macao operations, respectively.
Net casino revenues increased $570 million compared to the three months ended September 30, 2024, due to increases of $477 million and $93 million at Marina Bay Sands and our Macao operations, respectively. Casino revenues at Marina Bay Sands increased due to overall increases in win and hold percentages, as well as increases in table games and slot volumes. Casino revenues at our Macao operations increased due to increases in the Non-Rolling Chip drop and win percentage and slot handle, partially offset by decreases in Rolling Chip volume and slot win percentage. The following table summarizes our casino activity:

	Three Months Ended September 30,
	2025	2024	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$543	$554	(2.0)%
Non-Rolling Chip drop	$2,390	$2,252	6.1%
Non-Rolling Chip win percentage	23.6%	24.7%	(1.1)	pts
Rolling Chip volume	$635	$1,126	(43.6)%
Rolling Chip win percentage	5.87%	3.64%	2.23	pts
Slot handle	$1,430	$1,441	(0.8)%
Slot hold percentage	3.6%	3.9%	(0.3)	pts
The Londoner Macao
Total net casino revenues	$525	$338	55.3%
Non-Rolling Chip drop	$2,268	$1,598	41.9%
Non-Rolling Chip win percentage	23.4%	21.9%	1.5	pts
Rolling Chip volume	$2,312	$1,548	49.4%
Rolling Chip win percentage	3.65%	2.89%	0.76	pts
Slot handle	$2,141	$1,290	66.0%
Slot hold percentage	3.9%	4.0%	(0.1)	pts

	Three Months Ended September 30,
	2025	2024	Change

	(Dollars in millions)
The Parisian Macao
Total net casino revenues	$163	$189	(13.8)%
Non-Rolling Chip drop	$785	$1,054	(25.5)%
Non-Rolling Chip win percentage	21.5%	19.6%	1.9	pts
Rolling Chip volume(1)	$—	$169	N.M.
Rolling Chip win percentage	—%	(7.14)%	7.14	pts
Slot handle	$1,007	$997	1.0%
Slot hold percentage	3.6%	4.2%	(0.6)	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$132	$182	(27.5)%
Non-Rolling Chip drop	$683	$684	(0.1)%
Non-Rolling Chip win percentage	25.7%	22.9%	2.8	pts
Rolling Chip volume	$1,402	$2,616	(46.4)%
Rolling Chip win percentage	1.84%	3.92%	(2.08)	pts
Slot handle	$15	$26	(42.3)%
Slot hold percentage	2.5%	3.0%	(0.5)	pts
Sands Macao
Total net casino revenues	$66	$73	(9.6)%
Non-Rolling Chip drop	$371	$407	(8.8)%
Non-Rolling Chip win percentage	16.4%	16.8%	(0.4)	pts
Rolling Chip volume	$18	$26	(30.8)%
Rolling Chip win percentage	3.08%	4.39%	(1.31)	pts
Slot handle	$626	$560	11.8%
Slot hold percentage	2.8%	2.9%	(0.1)	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$1,077	$600	79.5%
Non-Rolling Chip drop	$2,552	$2,126	20.0%
Non-Rolling Chip win percentage	24.5%	20.4%	4.1	pts
Rolling Chip volume	$9,069	$6,558	38.3%
Rolling Chip win percentage	4.84%	1.75%	3.09	pts
Slot handle	$6,406	$5,855	9.4%
Slot hold percentage	4.4%	4.0%	0.4	pts
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

Room revenues increased $60 million compared to the three months ended September 30, 2024, due to increases of $31 million and $29 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was due to increases in ADR and available rooms in connection with the conversion of the Sheraton towers to the Londoner Grand, which began in November 2023 and was completed in early April 2025, partially offset by a decrease in occupancy. The increase at Marina Bay Sands was due to increases in ADR, occupancy and available rooms, primarily due to the phased completion of room renovations, which began in 2024 and concluded in May 2025. The following table summarizes the results of our room activity:

	Three Months Ended September 30,
	2025	2024	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$52	$54	(3.7)%
Occupancy rate	98.0%	98.8%	(0.8)	pts
Average daily room rate (ADR)	$200	$204	(2.0)%
Revenue per available room (RevPAR)	$196	$202	(3.0)%
The Londoner Macao
Total room revenues	$102	$68	50.0%
Occupancy rate	96.4%	97.7%	(1.3)	pts
Average daily room rate (ADR)	$262	$230	13.9%
Revenue per available room (RevPAR)	$253	$225	12.4%
The Parisian Macao
Total room revenues	$34	$36	(5.6)%
Occupancy rate	97.0%	98.5%	(1.5)	pts
Average daily room rate (ADR)	$151	$153	(1.3)%
Revenue per available room (RevPAR)	$147	$151	(2.6)%
The Plaza Macao and Four Seasons Macao
Total room revenues	$28	$27	3.7%
Occupancy rate	92.6%	93.2%	(0.6)	pts
Average daily room rate (ADR)	$493	$474	4.0%
Revenue per available room (RevPAR)	$456	$442	3.2%
Sands Macao
Total room revenues	$4	$4	—%
Occupancy rate	98.4%	99.4%	(1.0)	pts
Average daily room rate (ADR)	$166	$172	(3.5)%
Revenue per available room (RevPAR)	$164	$171	(4.1)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$154	$125	23.2%
Occupancy rate	95.5%	94.7%	0.8	pts
Average daily room rate (ADR)	$982	$903	8.7%
Revenue per available room (RevPAR)	$937	$855	9.6%
Food and beverage revenues increased $13 million compared to the three months ended September 30, 2024, due to increases of $7 million and $6 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was due to increased business volume and the opening of new venues since September 2024. The increase at Marina Bay Sands was due to the opening of venues in June and July 2025, as well as increased business volume.

Mall revenues increased $10 million compared to the three months ended September 30, 2024, due to increases of $6 million and $4 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was due to an increase in base rent, while the increase at our Macao operations was driven by increases of $3 million in overage rent and $1 million in revenues related to common area maintenance (“CAM”). For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended September 30,
	2025	2024	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$64	$59	8.5%
Mall gross leasable area (in square feet)	829,395	822,456	0.8%
Occupancy	87.8%	83.6%	4.2	pts
Base rent per square foot	$286	$289	(1.0)%
Tenant sales per square foot	$1,798	$1,615	11.3%
Shoppes at Londoner(1)
Total mall revenues	$23	$20	15.0%
Mall gross leasable area (in square feet)	518,267	566,272	(8.5)%
Occupancy	78.1%	70.5%	7.6	pts
Base rent per square foot	$177	$155	14.2%
Tenant sales per square foot	$1,454	$1,491	(2.5)%
Shoppes at Parisian(1)
Total mall revenues	$5	$6	(16.7)%
Mall gross leasable area (in square feet)	257,918	296,818	(13.1)%
Occupancy	70.4%	67.7%	2.7	pts
Base rent per square foot	$84	$103	(18.4)%
Tenant sales per square foot	$455	$525	(13.3)%
Shoppes at Four Seasons(1)
Total mall revenues	$38	$40	(5.0)%
Mall gross leasable area (in square feet)	248,304	261,845	(5.2)%
Occupancy	94.2%	90.1%	4.1	pts
Base rent per square foot	$615	$630	(2.4)%
Tenant sales per square foot	$4,366	$5,832	(25.1)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$69	$63	9.5%
Mall gross leasable area (in square feet)	620,530	615,944	0.7%
Occupancy	95.9%	99.1%	(3.2)	pts
Base rent per square foot	$385	$354	8.8%
Tenant sales per square foot	$2,893	$2,919	(0.9)%
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

Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended September 30,
	2025	2024	Percent Change

	(Dollars in millions)
Casino	$1,353	$1,120	20.8%
Rooms	89	79	12.7%
Food and beverage	144	129	11.6%
Mall	25	23	8.7%
Convention, retail and other	61	62	(1.6)%
Provision for (recovery of) credit losses	18	(5)	(460.0)%
General and administrative	308	293	5.1%
Corporate	78	68	14.7%
Pre-opening	7	4	75.0%
Development	72	55	30.9%
Depreciation and amortization	368	324	13.6%
Amortization of leasehold interests in land	21	15	40.0%
Loss on disposal or impairment of assets	68	11	518.2%
Total operating expenses	$2,612	$2,178	19.9%
Operating expenses were $2.61 billion for the three months ended September 30, 2025, an increase of $434 million compared to $2.18 billion for the three months ended September 30, 2024. The increase was primarily driven by increases of $233 million in casino expenses, $57 million in loss on disposal or impairment of assets, $44 million in depreciation and amortization, $17 million in development, and $23 million in provision for credit losses.
Casino expenses increased $233 million compared to the three months ended September 30, 2024, due to increases of $131 million and $102 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was primarily attributable to a $120 million increase in gaming taxes, consistent with increased gross gaming revenues and an increase in gaming tax rates from 8% to 12% on premium play during most of the third quarter due to the tiered tax structure in Singapore as our thresholds were met in July 2025 versus November 2024. The increase at our Macao operations was primarily attributable to increased gaming taxes of $60 million due to increased gross gaming revenues, as well as increases in casino marketing and payroll and related expenses.
Room expenses increased $10 million compared to the three months ended September 30, 2024, due to increases of $7 million and $3 million at our Macao operations and Marina Bay Sands, respectively, consistent with increased business volume and higher costs driven by the conversion of the Sheraton towers to the Londoner Grand in Macao and higher costs associated with new and elevated suites and rooms introduced at Marina Bay Sands.
Food and beverage expenses increased $15 million compared to the three months ended September 30, 2024, due to increases of $9 million and $6 million at Marina Bay Sands and our Macao operations, respectively. These increases were primarily due to the opening of venues since the second half of 2024 and increases in payroll and business volumes.
Provision for credit losses was $18 million for the three months ended September 30, 2025, compared to recovery of credit losses of $5 million for the three months ended September 30, 2024. The $23 million increase was primarily due to increases of $20 million and $3 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands resulted from an $11 million increase in provision during the current quarter and a $9 million decrease in settlements of previously reserved accounts. The increase at our Macao operations resulted from a $5 million increase in provision during the current quarter, partially offset by a $2 million increase in settlements of previously reserved accounts. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $15 million compared to the three months ended September 30, 2024. The increase was primarily due to a $15 million increase at Marina Bay Sands, driven by increased payroll, maintenance and utility costs.

Corporate expense increased $10 million compared to the three months ended September 30, 2024. The increase was primarily due to a $5 million increase in payroll and related expenses and $5 million in legal fee recoveries recorded during the three months ended September 30, 2024.
Development expenses were $72 million for the three months ended September 30, 2025, compared to $55 million for the three months ended September 30, 2024. During the three months ended September 30, 2025, the increase was primarily due to increased efforts related to the pursuit of new business opportunities in Texas and in the digital gaming space. Development costs are expensed as incurred.
Depreciation and amortization increased $44 million compared to the three months ended September 30, 2024. The increase was due to increases of $27 million and $17 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was a result of the completion of renovations that were placed into service throughout 2024 and through the first half of 2025. The increase at our Macao operations was driven by a $28 million increase due to new assets placed into service from the fourth quarter of 2024 and onward, mainly related to the Londoner Grand and the Venetian Arena, partially offset by a $12 million decrease in depreciation due to assets fully depreciated during the prior year and through the third quarter of the current year.
Loss on disposal or impairment of assets was $68 million for the three months ended September 30, 2025. The losses incurred for the three months ended September 30, 2025, consisted primarily of impairments of $51 million on assets associated with the decision to no longer pursue the development of certain digital gaming activities, $9 million related to assets associated with the decision to no longer pursue a casino license from the state of New York and $3 million related to certain assets in Texas, and losses of $4 million in Macao due to asset disposals at The Londoner Macao and The Venetian Macao.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Three Months Ended September 30,
	2025	2024	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$242	$267	(9.4)%
The Londoner Macao	219	124	76.6%
The Parisian Macao	53	74	(28.4)%
The Plaza Macao and Four Seasons Macao	74	102	(27.5)%
Sands Macao	8	14	(42.9)%
Ferry Operations and Other	5	4	25.0%
	601	585	2.7%
Marina Bay Sands	743	406	83.0%
Consolidated adjusted property EBITDA(1)	$1,344	$991	35.6%
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

	Three Months Ended September 30,
	2025	2024

	(In millions)
Consolidated adjusted property EBITDA	$1,344	$991

Other Operating Costs and Expenses
Stock-based compensation(a)	(11)	(10)
Corporate	(78)	(68)
Pre-opening	(7)	(4)
Development	(72)	(55)
Depreciation and amortization	(368)	(324)
Amortization of leasehold interests in land	(21)	(15)
Loss on disposal or impairment of assets	(68)	(11)
Operating income	719	504
Other Non-Operating Costs and Expenses
Interest income	39	67
Interest expense, net of amounts capitalized	(187)	(179)
Other income	11	11
Income tax expense	(91)	(50)
Net income	$491	$353
__________________________
(a)During the three months ended September 30, 2025 and 2024, we recorded stock-based compensation expense of $26 million and $24 million, respectively, of which $15 million and $14 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations increased $16 million compared with the three months ended September 30, 2024, due to increases in casino and hotel operations, partially offset by increased expenses driven by increased competition for gross gaming revenues in Macao.
Adjusted property EBITDA at Marina Bay Sands increased $337 million compared to the three months ended September 30, 2024, primarily due to increases in casino revenue, driven by increased win and hold percentages, and hotel revenue, driven by increased ADR and available rooms due to the completion of room renovations.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended September 30,
	2025	2024

	(Dollars in millions)
Interest cost	$190	$183
Less — capitalized interest	(3)	(4)
Interest expense, net	$187	$179
Weighted average total debt balance	$15,942	$13,865
Weighted average interest rate	4.5%	5.1%
Interest cost was primarily impacted by an increase in our weighted average total debt balance from $13.87 billion to $15.94 billion, partially offset by a decrease in the weighted average interest rate from 5.1% to 4.5%. The weighted average total debt balance increased primarily due to the issuance of the LVSC Senior Notes on May 6, 2025, and from the 2025 Singapore Credit Facility, which proceeds were used to repay the $500 million 2.900% LVSC Senior Notes due June 2025 and to fund our share repurchases and the payment due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the Additional Gaming Area. The weighted average interest rate decreased primarily due to lower interest rates on the 2025 Singapore Credit Facility and 2024 SCL Term Loan Facility, partially offset by higher rates on the LVSC Senior Notes issued in May 2025.

Other Factors Affecting Earnings
Interest income was $39 million for the three months ended September 30, 2025, compared to $67 million for the three months ended September 30, 2024. The decrease was attributable to a decrease in cash available to invest due to share repurchases, dividend payments and development-related spend in the last twelve months.
Other income was $11 million for the three months ended September 30, 2025 and 2024. Other income during the three months ended September 30, 2025, was primarily attributable to foreign currency remeasurement gains on U.S. dollar denominated debt held by SCL.
Our income tax expense was $91 million on income before income taxes of $582 million for the three months ended September 30, 2025, resulting in a 15.6% effective income tax rate. This compares to a 12.4% effective income tax rate for the three months ended September 30, 2024. The income tax expense for the three months ended September 30, 2025, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations and a zero percent rate on our Macao gaming operations due to our income tax exemption in Macao.
On July 4, 2025, the U.S. enacted tax legislation referred to as the One Big Beautiful Bill (“OBBB”). The OBBB includes significant changes to U.S. income tax laws, including tax cut extensions and modifications to the international tax framework, with certain provisions effective in 2025 and others effective in 2026 and later years. The financial impact of the enactment is included in the Company’s operating results for the three months ended September 30, 2025. The OBBB is not expected to have a material impact on the Company’s 2025 effective tax rate. Management will continue to analyze and adjust future amounts as related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations of the OBBB continue to evolve.
The net income attributable to noncontrolling interests was $72 million for the three months ended September 30, 2025, compared to $78 million for the three months ended September 30, 2024. These amounts were related to the noncontrolling interest of SCL.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Operating Revenues
Our net revenues consisted of the following:

	Nine Months Ended September 30,
	2025	2024	Percent Change

	(Dollars in millions)
Casino	$7,048	$6,199	13.7%
Rooms	1,043	957	9.0%
Food and beverage	453	450	0.7%
Mall	572	537	6.5%
Convention, retail and other	252	259	(2.7)%
Total net revenues	$9,368	$8,402	11.5%
Consolidated net revenues were $9.37 billion for the nine months ended September 30, 2025, an increase of $966 million compared to $8.40 billion for the nine months ended September 30, 2024, due to increases of $892 million and $74 million at Marina Bay Sands and our Macao operations, respectively.

Net casino revenues increased $849 million compared to the nine months ended September 30, 2024, due to increases of $837 million and $12 million at Marina Bay Sands and our Macao operations, respectively. Casino revenues at Marina Bay Sands increased due to overall increases in win and hold percentages, as well as increases in table games and slot volumes. Casino revenues at our Macao operations increased due to increases in slot handle, Rolling Chip Win percentage and Non-Rolling Chip drop, partially offset by decreases in Rolling Chip volume and slot hold and Non-Rolling Chip win percentages. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2025	2024	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$1,562	$1,748	(10.6)%
Non-Rolling Chip drop	$6,997	$6,990	0.1%
Non-Rolling Chip win percentage	23.2%	24.9%	(1.7)	pts
Rolling Chip volume	$2,356	$2,955	(20.3)%
Rolling Chip win percentage	3.68%	5.05%	(1.37)	pts
Slot handle	$4,206	$4,479	(6.1)%
Slot hold percentage	3.6%	3.8%	(0.2)	pts
The Londoner Macao
Total net casino revenues	$1,422	$1,075	32.3%
Non-Rolling Chip drop	$6,219	$5,160	20.5%
Non-Rolling Chip win percentage	22.8%	21.1%	1.7	pts
Rolling Chip volume	$6,113	$5,784	5.7%
Rolling Chip win percentage	3.78%	3.02%	0.76	pts
Slot handle	$5,923	$4,460	32.8%
Slot hold percentage	3.8%	3.9%	(0.1)	pts
The Parisian Macao
Total net casino revenues	$479	$569	(15.8)%
Non-Rolling Chip drop	$2,176	$2,947	(26.2)%
Non-Rolling Chip win percentage	21.3%	20.5%	0.8	pts
Rolling Chip volume(1)	$709	$185	283.2%
Rolling Chip win percentage	4.25%	(6.12)%	10.37	pts
Slot handle	$2,768	$2,603	6.3%
Slot hold percentage	3.8%	4.2%	(0.4)	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$386	$430	(10.2)%
Non-Rolling Chip drop	$2,023	$2,025	(0.1)%
Non-Rolling Chip win percentage	23.4%	24.0%	(0.6)	pts
Rolling Chip volume	$4,934	$7,565	(34.8)%
Rolling Chip win percentage	2.33%	2.24%	0.09	pts
Slot handle(2)	$55	$28	96.4%
Slot hold percentage	2.3%	4.4%	(2.1)	pts
Sands Macao
Total net casino revenues	$197	$212	(7.1)%
Non-Rolling Chip drop	$1,140	$1,208	(5.6)%
Non-Rolling Chip win percentage	15.5%	16.6%	(1.1)	pts
Rolling Chip volume	$100	$62	61.3%
Rolling Chip win percentage	4.35%	4.31%	0.04	pts
Slot handle	$1,798	$1,625	10.6%
Slot hold percentage	2.9%	3.0%	(0.1)	pts

	Nine Months Ended September 30,
	2025	2024	Change

	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$3,002	$2,165	38.7%
Non-Rolling Chip drop	$7,217	$6,329	14.0%
Non-Rolling Chip win percentage	23.7%	19.6%	4.1	pts
Rolling Chip volume	$26,042	$20,874	24.8%
Rolling Chip win percentage	4.63%	3.69%	0.94	pts
Slot handle	$18,409	$18,473	(0.3)%
Slot hold percentage	4.4%	3.9%	0.5	pts
__________________________
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

Room revenues increased $86 million compared to the nine months ended September 30, 2024, due to increases of $44 million and $42 million at our Macao operations and Marina Bay Sands, respectively. Macao room revenues increased due to increased ADR and occupancy, partially offset by a decrease in available rooms in connection with the conversion of the Sheraton towers to the Londoner Grand. Marina Bay Sands room revenues increased primarily due to increases in ADR and occupancy, partially offset by a decrease in available rooms due to reduced inventory upon the phased completion of the room renovations, which began in 2024 and concluded in May 2025. The following table summarizes the results of our room activity:

	Nine Months Ended September 30,
	2025	2024	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$155	$156	(0.6)%
Occupancy rate	98.8%	97.6%	1.2	pts
Average daily room rate (ADR)	$200	$202	(1.0)%
Revenue per available room (RevPAR)	$197	$197	—%
The Londoner Macao
Total room revenues	$270	$234	15.4%
Occupancy rate	95.7%	96.1%	(0.4)	pts
Average daily room rate (ADR)	$269	$201	33.8%
Revenue per available room (RevPAR)	$257	$193	33.2%
The Parisian Macao
Total room revenues	$103	$102	1.0%
Occupancy rate	98.7%	96.5%	2.2	pts
Average daily room rate (ADR)	$151	$152	(0.7)%
Revenue per available room (RevPAR)	$149	$147	1.4%
The Plaza Macao and Four Seasons Macao
Total room revenues	$85	$77	10.4%
Occupancy rate	94.0%	89.0%	5.0	pts
Average daily room rate (ADR)	$499	$482	3.5%
Revenue per available room (RevPAR)	$469	$429	9.3%
Sands Macao
Total room revenues	$13	$13	—%
Occupancy rate	98.9%	99.0%	(0.1)	pts
Average daily room rate (ADR)	$172	$173	(0.6)%
Revenue per available room (RevPAR)	$170	$171	(0.6)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$417	$375	11.2%
Occupancy rate	95.3%	95.0%	0.3	pts
Average daily room rate (ADR)	$933	$796	17.2%
Revenue per available room (RevPAR)	$889	$757	17.4%

Mall revenues increased $35 million compared to the nine months ended September 30, 2024. The increase of $22 million at our Macao operations was primarily driven by increases of $15 million in overage rent, $4 million in base rent and $3 million in revenues related to CAM. The $13 million increase related to Marina Bay Sands was driven by a $15 million increase in base rent and revenues related to CAM, partially offset by a $2 million decrease in overage rent. For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Nine Months Ended September 30,(1)
	2025	2024	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$185	$167	10.8%
Mall gross leasable area (in square feet)	829,395	822,456	0.8%
Occupancy	87.8%	83.6%	4.2	pts
Base rent per square foot	$286	$289	(1.0)%
Tenant sales per square foot	$1,798	$1,615	11.3%
Shoppes at Londoner(2)
Total mall revenues	$65	$53	22.6%
Mall gross leasable area (in square feet)	518,267	566,272	(8.5)%
Occupancy	78.1%	70.5%	7.6	pts
Base rent per square foot	$177	$155	14.2%
Tenant sales per square foot	$1,454	$1,491	(2.5)%
Shoppes at Parisian(2)
Total mall revenues	$15	$20	(25.0)%
Mall gross leasable area (in square feet)	257,918	296,818	(13.1)%
Occupancy	70.4%	67.7%	2.7	pts
Base rent per square foot	$84	$103	(18.4)%
Tenant sales per square foot	$455	$525	(13.3)%
Shoppes at Four Seasons(2)
Total mall revenues	$114	$116	(1.7)%
Mall gross leasable area (in square feet)	248,304	261,845	(5.2)%
Occupancy	94.2%	90.1%	4.1	pts
Base rent per square foot	$615	$630	(2.4)%
Tenant sales per square foot	$4,366	$5,832	(25.1)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$193	$180	7.2%
Mall gross leasable area (in square feet)	620,530	615,944	0.7%
Occupancy	95.9%	99.1%	(3.2)	pts
Base rent per square foot	$385	$354	8.8%
Tenant sales per square foot	$2,893	$2,919	(0.9)%
__________________________
Note: This table excludes the results of our retail outlets at Sands Macao.
(1)    As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of September 30, 2025 and 2024, they are identical to the summary presented herein for the three months ended September 30, 2025 and 2024, respectively.
(2)    During the nine months ended September 30, 2025, approximately 49,000, 37,000 and 14,000 square feet of space at the Shoppes at Londoner, the Shoppes at Parisian and the Shoppes at Four Seasons, respectively, was removed from the respective gross leasable area as it was taken off the market and not available for leasing.

Operating Expenses
Our operating expenses consisted of the following:

	Nine Months Ended September 30,
	2025	2024	Percent Change

	(Dollars in millions)
Casino	$3,752	$3,441	9.0%
Rooms	257	234	9.8%
Food and beverage	400	379	5.5%
Mall	69	62	11.3%
Convention, retail and other	177	177	—%
Provision for credit losses	39	10	290.0%
General and administrative	873	847	3.1%
Corporate	220	215	2.3%
Pre-opening	20	10	100.0%
Development	210	169	24.3%
Depreciation and amortization	1,101	960	14.7%
Amortization of leasehold interests in land	56	45	24.4%
Loss on disposal or impairment of assets	83	41	102.4%
Total operating expenses	$7,257	$6,590	10.1%
Operating expenses were $7.26 billion for the nine months ended September 30, 2025, an increase of $667 million compared to $6.59 billion for the nine months ended September 30, 2024. The increase was primarily driven by increases of $311 million in casino expenses, $141 million in depreciation and amortization, $41 million in development expense and $42 million in loss on disposal or impairment of assets.
Casino expenses increased $311 million compared to the nine months ended September 30, 2024. The increase was attributable to increases of $213 million and $98 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was primarily due to a $189 million increase in gaming taxes, consistent with increased gross gaming revenues and an increase in gaming tax rates from 8% to 12% on premium play beginning in July (compared to the increased tax rate beginning in November last year) due to the tiered tax structure in Singapore. The increase at our Macao operations was primarily due to a $23 million increase in gaming taxes, consistent with increased gross gaming revenues, and increases in casino marketing and payroll and related expenses.
Room expenses increased $23 million compared to the nine months ended September 30, 2024, due to increases of $12 million and $11 million at Marina Bay Sands and our Macao operations, respectively. These increases were driven by higher costs associated with new and elevated suites and rooms introduced at Marina Bay Sands and the conversion of the Sheraton towers to the Londoner Grand in Macao.
Food and beverage expenses increased $21 million compared to the nine months ended September 30, 2024, due to increases of $14 million and $7 million at Marina Bay Sands and our Macao operations, respectively. The increases were driven by increased business volumes and the opening of venues since the second half of 2024.
Provision for credit losses was $39 million for the nine months ended September 30, 2025, compared to $10 million for the nine months ended September 30, 2024. The increase in provision was due to increases of $19 million and $10 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was primarily due to a $10 million increase in the provision for the current period and a $9 million decrease in settlements of previously reserved accounts. The increase at our Macao operations was primarily due to $7 million increase in provision for the current period and a $3 million decrease in settlements of previously reserved accounts. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased $26 million compared to the nine months ended September 30, 2024. The increase was primarily due to an increase of $31 million at Marina Bay Sands, partially offset by a decrease of $5 million at our Macao operations. The increase at Marina Bay Sands was primarily due to increases in payroll, property taxes, maintenance contracts and software and hosting services. The decrease at our Macao operations was primarily due to decreases in marketing and repairs and maintenance costs.

Corporate expenses increased $5 million compared to the nine months ended September 30, 2024. The increase was primarily due to a $9 million increase in payroll and related expenses and $5 million in legal fee recoveries recorded during the nine months ended September 30, 2024, partially offset by $10 million recorded during the three months ended March 31, 2024, related to a shareholder dividend tax agreement with the Macao government, which was finalized on February 7, 2024, and covers the years from 2023 to 2025.
Pre-opening expenses were $20 million for the nine months ended September 30, 2025, compared to $10 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the increase was primarily due to increases in marketing and media expenses for the Londoner Grand and property taxes related to the MBS Expansion Project in Singapore.
Development expenses were $210 million for the nine months ended September 30, 2025, compared to $169 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the increased costs were associated with increased efforts primarily related to our digital gaming pursuits. Development costs are expensed as incurred.
Depreciation and amortization increased $141 million compared to the nine months ended September 30, 2024. The increase was primarily due to increases of $111 million and $28 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was primarily due to the completion of the room renovations that were placed into service throughout 2024 and the first half of 2025. The increase at our Macao operations was driven by a $91 million increase due to new assets placed into service from the fourth quarter of 2024 onward, mainly related to Phase II of The Londoner Macao project and The Venetian Arena, partially offset by a $65 million decrease in depreciation due to assets fully depreciated during the prior year and through the third quarter of the current year, including Sheraton-related assets fully depreciated in connection with Phase II of The Londoner Macao project.
Loss on disposal or impairment of assets was $83 million for the nine months ended September 30, 2025, compared to $41 million for the nine months ended September 30, 2024. The losses incurred for the nine months ended September 30, 2025, consisted primarily of impairments of $51 million on assets associated with the decision to no longer pursue the development of certain digital gaming activities, $9 million related to assets associated with the decision to no longer pursue a casino license from the state of New York and $3 million related to certain assets in Texas, and losses of $13 million in Macao primarily due to the demolition costs for room renovations at Londoner Grand and $6 million at Corporate primarily due to asset disposals related to an aircraft remodeling.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Nine Months Ended September 30,
	2025	2024	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$703	$843	(16.6)%
The Londoner Macao	577	399	44.6%
The Parisian Macao	163	228	(28.5)%
The Plaza Macao and Four Seasons Macao	214	238	(10.1)%
Sands Macao	27	36	(25.0)%
Ferry Operations and Other	18	12	50.0%
	1,702	1,756	(3.1)%
Marina Bay Sands	2,116	1,515	39.7%
Consolidated adjusted property EBITDA(1)	$3,818	$3,271	16.7%
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

	Nine Months Ended September 30,
	2025	2024

	(In millions)
Consolidated adjusted property EBITDA	$3,818	$3,271

Other Operating Costs and Expenses
Stock-based compensation(a)	(17)	(19)
Corporate	(220)	(215)
Pre-opening	(20)	(10)
Development	(210)	(169)
Depreciation and amortization	(1,101)	(960)
Amortization of leasehold interests in land	(56)	(45)
Loss on disposal or impairment of assets	(83)	(41)
Operating income	2,111	1,812
Other Non-Operating Costs and Expenses
Interest income	123	218
Interest expense, net of amounts capitalized	(555)	(547)
Other income (expense)	(12)	16
Loss on modification or early retirement of debt	(5)	—
Income tax expense	(244)	(139)
Net income	$1,418	$1,360
____________________
(a)During the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense of $52 million and $58 million, respectively, of which $35 million and $39 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations decreased $54 million compared to the nine months ended September 30, 2024, primarily due to increased expenses driven by increased competition for gross gaming revenues in Macao.
Adjusted property EBITDA at Marina Bay Sands increased $601 million compared to the nine months ended September 30, 2024. The increase was primarily due to increased casino and room operations driven by the introduction of new and elevated suites and rooms and other amenities at Marina Bay Sands.
Interest Expense
The following table summarizes information related to interest expense:

	Nine Months Ended September 30,
	2025	2024

	(Dollars in millions)
Interest cost	$563	$557
Less — capitalized interest	(8)	(10)
Interest expense, net	$555	$547
Weighted average total debt balance	$15,225	$14,219
Weighted average interest rate	4.7%	5.0%
Interest cost was primarily impacted by an increase in the weighted average total debt balance from $14.22 billion to $15.23 billion, partially offset by a decrease in the weighted average interest rate from 5.0% to 4.7%. The weighted average total debt balance increased primarily due to the issuance of the LVSC Senior Notes on May 6, 2025, and from the 2025 Singapore Credit Facility, which proceeds were used to repay the $500 million 2.900% LVSC Senior Notes due June 2025 and to fund our share repurchases and the payment due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the

Additional Gaming Area. The weighted average interest rate decreased primarily due to lower interest rates on the 2025 Singapore Credit Facility and 2024 SCL Term Loan Facility, partially offset by higher rates on the LVSC Senior Notes issued in May 2025.
Other Factors Affecting Earnings
Interest income was $123 million for the nine months ended September 30, 2025, compared to $218 million for the nine months ended September 30, 2024, a decrease of $95 million, which was primarily attributable to a decrease in cash available to invest due to share repurchases, dividend payments and development-related spend in the last twelve months.
Other expense was $12 million for the nine months ended September 30, 2025, compared to other income of $16 million for the nine months ended September 30, 2024. Other expense during the nine months ended September 30, 2025, was primarily attributable to foreign currency transaction losses related to the early redemption of the remaining outstanding balance of the 5.125% SCL Senior Notes due August 2025 of $1.63 billion and a debt investment impairment loss. This was partially offset by foreign currency remeasurement gains on U.S. dollar denominated debt held by SCL.
Our income tax expense was $244 million on income before income taxes of $1.66 billion for the nine months ended September 30, 2025, resulting in a 14.7% effective income tax rate. This compares to a 9.3% effective income tax rate for the nine months ended September 30, 2024. The income tax expense for the nine months ended September 30, 2025, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax on our domestic operations, and a zero percent rate on our Macao gaming operations due to our income tax exemption in Macao. The income tax expense for the nine months ended September 30, 2024, reflects an income tax benefit of $57 million related to the reversal of the anticipated Macao shareholder dividend tax previously recorded, due to the shareholder dividend tax agreement entered into with the Macao government in February 2024 and covering the years from 2023 through 2025.
On July 4, 2025, the U.S. enacted tax legislation referred to as the OBBB. The OBBB includes significant changes to U.S. income tax laws, including tax cut extensions and modifications to the international tax framework, with certain provisions effective in 2025 and others effective in 2026 and later years. The financial impact of the enactment is included in the Company’s operating results for the nine months ended September 30, 2025. The OBBB is not expected to have a material impact on the Company’s 2025 effective tax rate. Management will continue to analyze and adjust future amounts as related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations of the OBBB continue to evolve.
The net income attributable to noncontrolling interests was $186 million for the nine months ended September 30, 2025, compared to $238 million for the nine months ended September 30, 2024. These amounts were related to the noncontrolling interest of SCL.

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
The following tables summarize the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and nine months ended September 30, 2025 and 2024:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended September 30, 2025
Mall revenues:
Minimum rents(1)	$49	$29	$14	$2	$50
Overage rents	7	7	4	—	11
CAM, levies and direct recoveries	8	2	5	3	8
Total mall revenues	64	38	23	5	69
Mall operating expenses:
Common area maintenance	4	1	3	2	7
Marketing and other direct operating expenses	4	2	1	—	1
Mall operating expenses	8	3	4	2	8
Property taxes(2)	—	—	—	—	1
Mall-related expenses(3)	$8	$3	$4	$2	$9
For the three months ended September 30, 2024
Mall revenues:
Minimum rents(1)	$47	$32	$11	$3	$44
Overage rents	4	6	4	1	11
CAM, levies and direct recoveries	8	2	5	2	8
Total mall revenues	59	40	20	6	63
Mall operating expenses:
Common area maintenance	4	1	3	1	5
Marketing and other direct operating expenses	3	3	1	1	2
Mall operating expenses	7	4	4	2	7
Property taxes(2)	—	—	—	—	1
Mall-related expenses(3)	$7	$4	$4	$2	$8

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the nine months ended September 30, 2025
Mall revenues:
Minimum rents(1)	$145	$87	$41	$7	$144
Overage rents	15	19	8	2	25
CAM, levies and direct recoveries	25	8	16	6	24
Total mall revenues	185	114	65	15	193
Mall operating expenses:
Common area maintenance	11	4	7	4	19
Marketing and other direct operating expenses	10	6	4	2	2
Mall operating expenses	21	10	11	6	21
Property taxes(2)	1	—	—	—	4
Mall-related expenses(3)	$22	$10	$11	$6	$25
For the nine months ended September 30, 2024
Mall revenues:
Minimum rents(1)	$137	$94	$32	$12	$130
Overage rents	6	14	7	2	27
CAM, levies and direct recoveries	24	8	14	6	23
Total mall revenues	167	116	53	20	180
Mall operating expenses:
Common area maintenance	11	4	7	3	16
Marketing and other direct operating expenses	6	5	3	2	5
Mall operating expenses	17	9	10	5	21
Property taxes(2)	1	—	—	—	3
Mall-related expenses(3)	$18	$9	$10	$5	$24
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
Macao
As part of the gaming concession entered into by VML and the Macao government (the “Concession”), VML has committed to invest, or cause to be invested, at least 35.84 billion patacas (approximately $4.47 billion at exchange rates in effect on September 30, 2025). Of this total, 33.39 billion patacas (approximately $4.16 billion at exchange rates in effect on September 30, 2025) must be invested in non-gaming projects. These investments must be accomplished by December 2032.
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
Phase II of The Londoner Macao primarily includes the conversion of the Sheraton Grand Macao into the Londoner Grand, an upgrade of the gaming areas and the addition of attractions, dining, retail and entertainment offerings. The conversion of the Sheraton Grand Macao into the Londoner Grand was completed in the second quarter of 2025 and represents Macao’s first Marriott International Luxury Collection hotel. Construction of the newly renovated rooms and suites at the Londoner Grand was completed in early April 2025 and resulted in a total of 2,405 rooms and suites. These projects were substantially completed during the first quarter of 2025.
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
On January 8, 2025, MBS entered into a second supplemental agreement to the Second Development Agreement with the Singapore government (the “Second Supplemental Agreement”) whereby MBS committed to assume liability for the cost of the land premium associated with the additional 2,000 square meters of gaming area and 10,000 square meters of ancillary area in support of the gaming area (collectively, the “Additional Gaming Area”) as well as other adjustments to the land premiums resulting from the consequential changes to the allocations of gross floor area for the MBS Expansion Project since the first payment made in 2019 (the “Additional Land Premium”). These allocations prescribe and limit the use of the gross floor area for hotel, gaming, retail, food and beverage, MICE and arena at the MBS Expansion Project site. The Second Supplemental Agreement also formalized the dates by which MBS has agreed with the Singapore government to commence and complete construction of the MBS Expansion Project, being July 8, 2025 and July 8, 2029, respectively. Construction works for the project commenced as of May 26, 2025, before the requisite commencement date under the Second Supplemental Agreement.
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
We have incurred approximately $2.4 billion as of September 30, 2025, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS development project site and the payment of SGD 1.13 billion (approximately $848 million at exchange rates in effect at the time of the payment) for the Additional Gaming Area payment, which was made on April 2, 2025.
The Tower 3 hotel room renovations at Marina Bay Sands into world class suites was completed in the second quarter of 2025 and the Company is continuing to progress on other property renovations, which include the hotel lobby and SkyPark and additional retail, food and beverage and wellness offerings. As of September 30, 2025, we have incurred $416 million in costs to complete these projects, which are in addition to the MBS Expansion Project. The completion of the renovations of Towers 1, 2 and 3 resulted in a total of 1,844 rooms including 775 suites.

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
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2025	2024

	(In millions)
Net cash generated from operating activities	$1,819	$2,289
Cash flows from investing activities:
Capital expenditures	(894)	(1,020)
Proceeds from disposal of property and equipment	7	1
Acquisition of intangible assets and other	(75)	(10)
Other	11	—
Net cash used in investing activities	(951)	(1,029)
Cash flows from financing activities:
Proceeds from exercise of stock options	1	1
Tax withholding on vesting of equity awards	(2)	(4)
Repurchase of common stock	(1,716)	(1,300)
Dividends paid and noncontrolling interest payments	(664)	(445)
Proceeds from debt	6,781	1,748
Repayments of debt	(4,887)	(1,979)
Payments of financing costs	(201)	(21)
Settled contracts for purchase of noncontrolling interest	(416)	—
Unsettled contracts for purchase of noncontrolling interest	(59)	(103)
Other	(29)	(78)
Net cash used in financing activities	$(1,192)	$(2,181)
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis and to a lesser extent as a trade receivable. Operating cash flows are generally affected by changes in operating income, accounts receivable, gaming related liabilities and interest payments. Cash flows from operating activities for the nine months ended September 30, 2025, decreased $470 million compared to the nine months ended September 30, 2024. The decrease in cash generated from operations was primarily related to the $848 million payment for MBS’ purchase of the Additional Gaming Area and a decrease in operating income from our Macao properties, partially offset by an increase in operating income from Marina Bay Sands and an increase in cash related to changes in working capital.

Cash Flows — Investing Activities
Capital expenditures for the nine months ended September 30, 2025, totaled $894 million. Included in this amount was $434 million for construction and development activities in Macao, which consisted of $271 million for The Londoner Macao, primarily due to the Londoner Grand, $131 million for The Venetian Macao and $32 million for the other Macao properties, $425 million for construction activities at Marina Bay Sands in Singapore, primarily due to the room renovations being completed across the property, and $35 million for corporate and other costs. Additionally, in March 2025, we paid approximately $75 million to the Singapore Gambling Regulatory Authority as part of the process to renew our gaming license at Marina Bay Sands, which gaming license now expires in April 2028.
Capital expenditures for the nine months ended September 30, 2024, totaled $1.02 billion. Included in this amount was $534 million for construction and development activities in Macao, which consisted of $348 million for The Londoner Macao, $155 million for The Venetian Macao and $31 million for other Macao properties, and $454 million for construction activities at Marina Bay Sands in Singapore, primarily due to the room renovations being completed across the property. Additionally, we funded $32 million for corporate and other costs.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $1.19 billion for the nine months ended September 30, 2025. We utilized $1.72 billion for common stock repurchases, $664 million for dividend payments, $475 million to purchase SCL shares through open market transactions and forward contracts, and $201 million for deferred offering costs for the refinancing of the 2025 LVSC Senior Notes and the 2025 Singapore Credit Facility, and the draw down on the 2024 SCL Term Loan Facility. Additionally, there were net proceeds of debt of $1.89 billion, primarily related to proceeds received from the issuance of the 2025 LVSC Senior Notes and the 2025 Singapore Credit Facility. Lastly, we paid $30 million in other financial liability payments.
Net cash flows used in financing activities were $2.18 billion for the nine months ended September 30, 2024. We utilized $1.30 billion for common stock repurchases and $445 million for dividend payments related to our stockholder return of capital program, and funded $103 million for a forward contract to purchase common stock of SCL to increase our equity ownership in SCL and $50 million for a capped call contract to purchase common stock of LVSC. There were net repayments of debt of $231 million primarily related to the repurchase of $175 million of SCL senior notes for $174 million. Lastly, we paid $21 million in deferred offering costs, primarily related to the new LVSC revolving credit agreement and the issuance of new LVSC senior notes, and $28 million in other financial liability payments.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments and operating cash flows.
On February 21, 2025, MBS entered into a new facility agreement, the 2025 Singapore Credit Facility, which provides for a SGD 3.75 billion (approximately $2.91 billion at exchange rates in effect on September 30, 2025) term loan (the “2025 Singapore Term Loan Facility”) and makes available a SGD 750 million (approximately $581 million at exchange rates in effect on September 30, 2025) revolving credit facility (the “2025 Singapore Revolving Facility”) and a SGD 7.50 billion (approximately $5.81 billion at exchange rates in effect on September 30, 2025) term loan facility (the “2025 Singapore Delayed Draw Term Loan Facility”). On February 28, 2025, MBS drew the full amount of the 2025 Singapore Term Loan Facility and SGD 62 million (approximately $46 million at exchange rates in effect at the time of the transaction) from the 2025 Singapore Delayed Draw Term Loan Facility and used the proceeds to pay amounts outstanding under the 2012 Singapore Credit Facility. MBS may draw under the 2025 Singapore Revolving Facility to refinance outstanding indebtedness, pay certain fees, expenses and accrued interest, make dividend payments and for general corporate purposes. The proceeds from the 2025 Singapore Delayed Draw Term Loan Facility may be used to finance development and construction costs, expenses, fees and other payments related to the MBS Expansion Project. In connection with entering into the 2025 Singapore Credit Facility, the commitments under MBS’s amended and restated credit facility agreement, the 2012 Singapore Credit Facility, were terminated. Refer to “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 5 — Debt” for further details.
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
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio, as defined per the respective facility agreements. As of September 30, 2025, our U.S., SCL and Singapore leverage ratios, as defined per the respective credit facility agreements, were 1.39x, 3.37x and 1.51x, respectively, compared to the maximum leverage ratios allowed of 4.00x, 4.00x and 4.50x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
We held unrestricted cash and cash equivalents of $3.35 billion and restricted cash of $125 million as of September 30, 2025, of which approximately $1.86 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.86 billion, approximately $1.57 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to levels of earnings, cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, laws and regulations currently applicable to our subsidiaries and restrictions in connection with their contractual arrangements. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
We believe we have a strong balance sheet and sufficient liquidity in place, including unrestricted cash and cash equivalents of $3.35 billion and cash flow generated from operations, as well as $4.46 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit.
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
On June 20 and September 12, 2025 SCL paid a dividend of HKD 0.25 per share to SCL shareholders (a total of $518 million, of which we retained $380 million during the nine months ended September 30, 2025).
On February 19, May 14 and August 13, 2025, we paid a quarterly dividend of $0.25 per common share as part of a regular cash dividend program and, during the nine months ended September 30, 2025, recorded $526 million as a distribution against retained earnings. In October 2025, our Board of Directors declared a quarterly dividend of $0.25 per common share (a total estimated to be approximately $169 million) to be paid on November 12, 2025, to stockholders of record on November 4, 2025. Our Board of Directors announced a $0.20 increase in the Company’s recurring common stock dividend for the 2026 calendar year, raising the annual dividend to $1.20 per share ($0.30 per share per quarter). Our Board of Directors will continue to assess the level of appropriateness of any cash dividends.
During December 2024 and April, June and September 2025, our wholly owned subsidiary, Venetian Venture Development Intermediate II (“VVDI II”), entered into four separate share purchase agreements with financial institutions (the “Agents”) for the purchase of the common stock of SCL (the “SCL Purchase Agreements”). Pursuant to the terms of the SCL Purchase Agreements, VVDI II made up-front payments totaling HKD 3.65 billion (HKD 800 million in December 2024 and HKD 2.85 billion during 2025) under the SCL Purchase Agreements (collectively, approximately $468 million at exchange rates as of the date of the transactions) to the Agents.
The SCL Purchase Agreements allowed for the delivery of shares on a daily basis. All share purchase transactions have concluded, with the last transaction having concluded on October 10, 2025. As of September 30, 2025, 174,801,839 shares (of which 25,112,000 shares were delivered during December 2024) in total of SCL common stock were delivered to the Company and an additional 21,938,400 shares were delivered from October 1 through October 10, 2025.
Additionally, during the three months ended September 30, 2025, we purchased the common stock of SCL in open market transactions, which resulted in the purchase of 41,944,000 shares of SCL common stock for HKD 852 million (approximately $109 million at exchange rates in effect on September 30, 2025).
The total additional SCL shares purchased related to these transactions resulted in an increase of our ownership of SCL to approximately 74.49% as of September 30, 2025, and 74.76% as of October 10, 2025.

Share Repurchase Program
During the nine months ended September 30, 2025, we repurchased 39,487,824 shares of our common stock for $1.77 billion (including $1 million in commissions and $17 million in excise tax) under our share repurchase program. On April 22, 2025, our Board of Directors authorized increasing the remaining share repurchase amount from $1.10 billion to $2.0 billion. All share repurchases of our common stock have been recorded as treasury stock. As of September 30, 2025, the remaining amount authorized under the share repurchase program was $700 million. Subsequently, on October 21, 2025, our Board of Directors authorized increasing the remaining share repurchase amount to $2.0 billion and extending the share repurchase program’s expiration date to November 3, 2027.
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
Aggregate Indebtedness and Other Contractual Obligations

As of September 30, 2025, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, with the exception of the new 2025 Singapore Credit Facility and LVSC Senior Notes and the associated interest payments, the draw down on the 2025 Singapore Delayed Draw Term Loan Facility and the 2024 SCL Term Loan and the associated interest payments and, the extinguishment of the 2025 LVSC Senior Notes, the 2025 SCL Senior Notes and the 2012 Singapore Credit Facility.

	Payments Due by Period
	2025(1)	2026 - 2027	2028 - 2029	Thereafter	Total

	(In millions)
Debt Obligations
LVSC Senior Notes(2)	$—	$—	$1,000	$500	$1,500
2025 Singapore Credit Facility(2)	15	116	116	3,558	3,805
2024 SCL Term Loan Facility(2)	12	98	99	1,417	1,626
Fixed interest payments	52	173	88	15	328
Variable interest payments(3)	44	342	326	190	902
Total	$123	$729	$1,629	$5,680	$8,161
_______________________
(1)Represents the three-month period ending December 31, 2025.
(2)See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 5 — Debt” for further details on this financing transaction.
(3)Based on the 1-month rate as of September 30, 2025, Hong Kong Interbank Offer Rate (“HIBOR) of 3.54% and Singapore Overnight Rate Average (“SORA”) of 1.20%, plus the applicable interest rate spread in accordance with the respective debt agreements.
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
As of September 30, 2025, the estimated fair value of our debt was approximately $15.76 billion, compared to its contractual value of $15.78 billion. The estimated fair value of our debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our debt to change by $281 million. A hypothetical 100 basis point change in Secured Overnight Financing Rate (“SOFR”), HIBOR and SORA would cause our annual interest cost on our debt to change by approximately $54 million.
Foreign currency transaction losses were $17 million for the nine months ended September 30, 2025, primarily due to U.S. dollar denominated debt issued by SCL. We may be vulnerable to changes in the USD/SGD and U.S. dollar/pataca exchange rates. There were no material balances denominated in U.S. dollars related to our Singapore operations as of September 30, 2025; however, these balances fluctuate to support our operations. Based on balances as of September 30, 2025, a hypothetical 1% weakening of the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $9 million (net of the impact from the foreign currency swap agreements). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations, thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2025, and have concluded they are effective at the reasonable assurance level.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made by the Company of its common stock during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
July 1, 2025 — July 31, 2025	1,234,052	$52.67	1,234,052	$1,135
August 1, 2025 — August 31, 2025	7,411,362	$54.49	7,411,362	$731
September 1, 2025 — September 30, 2025	547,000	$56.95	547,000	$700
Total	9,192,414		9,192,414
__________________________
(1)Calculated excluding commissions.
(2)On October 22, 2024, our Board of Directors authorized increasing the remaining share repurchase amount of the share repurchase program from $195 million to $2.0 billion and extending its expiration date from November 3, 2025 to November 3, 2026. On April 22, 2025, our Board of Directors authorized increasing the remaining share repurchase amount from $1.10 billion to $2.0 billion. Subsequently, on October 21, 2025, our Board of Directors authorized increasing the remaining share repurchase amount of the share repurchase program to $2.0 billion and extending its expiration date from November 3, 2026 to November 3, 2027.
All repurchases under the stock repurchase program are made from time to time at our discretion in accordance with applicable federal securities laws. All share repurchases of our common stock have been recorded as treasury stock.
ITEM 5 — OTHER INFORMATION
During the quarter ended September 30, 2025, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

October 24, 2025	By:	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

October 24, 2025	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)