Form 10-K
period 2025-12-31
LAS VEGAS SANDS CORP
filed 2026-02-06
CIK 1300514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $13,023,793,216 based on the closing sale price on that date as reported on the New York Stock Exchange.
The Company had 671,910,723 shares of common stock outstanding as of February 4, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be used in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated into Part III (Item 10 through Item 14) of this Annual Report on Form 10-K.

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
We currently own and operate Integrated Resorts in Macao and Singapore. We believe our geographic diversity, best-in-class properties and meeting and convention facilities provide us with the best platform in the hospitality and gaming industry to attract leisure and business tourism to our markets and continue generating growth and cash flow while simultaneously pursuing new development opportunities.
The scale of our properties enables us to offer a range of amenities to serve the widest array of customer segments in each market. We focus on the mass market, which is our most profitable gaming segment. Within the mass market, the upscale position of our gaming and non-gaming amenities and service levels enables us to appeal to higher spending customers, which we refer to as premium mass. We believe the mass market segment will continue to deliver long-term growth as a result of continuing economic growth, expansion of the middle class and an increasing number of high net worth individuals across our markets in Asia.
Our properties also cater to VIP patrons by providing them with luxury amenities, including luxury accommodations, restaurants, lounges, invitation-only clubs and private gaming salons. In each of the regions where we operate, the Paiza brand is associated with certain of these exclusive facilities and represents an important part of our VIP gaming marketing strategy.
Our retail malls feature a diverse mix of retail tenants that we believe contribute to increased visitation to our properties and provide a customer amenity that complements our other product and service offerings.
Our convention, trade show and meeting facilities, combined with the on-site amenities offered at our Macao and Singapore Integrated Resorts, provide flexible and expansive space for meetings, incentives, conventions and exhibitions (“MICE”) and align with our strategy of driving high value tourism to our markets.
Through our 74.80% ownership of Sands China Ltd. (“SCL”), we own and operate a collection of Integrated Resorts in the Macao Special Administrative Region (“Macao”) of the People’s Republic of China (“PRC” or “China”). These properties include The Venetian Macao Resort Hotel (“The Venetian Macao”); The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Hotel Macao (the “Four Seasons Macao”); and the Sands Macao.
In Singapore, we own and operate the iconic Marina Bay Sands, which is one of Singapore’s major tourist, business and retail destinations.
We are dedicated to sustainability across environmental, social and governance (“ESG”) priorities, anchored by our People, Communities and Planet corporate responsibility platform. We strive to deliver a positive working environment for our team members worldwide and pledge to promote the advancement of aspiring team members through a range of educational partnerships and leadership training. We are committed to creating and investing in industry-leading policies and procedures to safeguard our customers, partners, employees and neighbors. We drive social impact through, among other things, our Sands Cares charitable giving and community engagement program. Our industry-leading Integrated Resorts provide substantial contributions to our host communities including growth in leisure and business tourism, sustained job creation and ongoing financial opportunities for local small and medium-sized businesses. We continuously make efforts to improve our environmental performance through our Sands ECO360 global sustainability program (“Sands ECO360”). Through Sands ECO360, we develop and implement environmental practices to advance energy efficiency and transition to renewables, reduce waste, conserve water and source products and materials responsibly.
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
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other Securities and Exchange Commission (“SEC”) filings, and any amendments to those reports and any other filings we file with, or furnish to, the SEC under the Securities Exchange Act of 1934 are made available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC and are also available at the SEC’s website address at www.sec.gov.

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
Substantial and diversified cash flow from existing operations. Our Integrated Resorts in Macao and Singapore have contributed 44% and 56% of our total adjusted property EBITDA, respectively, during 2025. In each of these jurisdictions, our cash flow from operations was derived from a combination of gaming and non-gaming sources, including retail malls, hotel, food and beverage, entertainment and MICE.
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
Experienced management team with a proven track record. We have a global leadership team with substantial industry, operating, development and construction experience that has successfully navigated diverse regulatory, cultural and economic environments. Our team is focused on delivering growth, driving innovation, increasing our return on invested capital, balance sheet strength, preserving the Company’s financial flexibility to pursue development opportunities and continuing to execute return of capital to stockholders.

Unique MICE and entertainment facilities. Our market-leading MICE and entertainment facilities contribute to our markets’ diversification and appeal to leisure and business travelers while diversifying our cash flows and increasing revenues and profit. Our approximately 2.8 million square feet of global MICE space is designed to meet the needs of meeting planners and corporate events and trade show organizers from around the world. Our experience and expertise in this industry supports our ability to drive leisure and business tourism to our markets. The live entertainment program at our properties has been a key traffic driver and has established us as a leader in the field of tourism and leisure activities.
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
Identifying targeted investment opportunities to drive growth across our portfolio. We will continue to invest in the expansion of our facilities and the enhancement of the leisure and business tourism appeal of our property portfolio. Our planned development projects include fulfilling capital and operating investment requirements as part of our Macao gaming concession and the extensive renovation and expansion of Marina Bay Sands.
Our Operations
Macao
The Venetian Macao is the anchor property of our Cotai Strip development and is located approximately two miles from the Taipa Ferry Terminal on Macao’s Taipa Island and six miles from the bridge linking Hong Kong, Macao and Zhuhai. The Venetian Macao includes approximately 503,000 square feet of gaming space and gaming support area with approximately 659 table games and 1,137 slot machines and electronic table games (“ETGs”). The Venetian Macao features a 39-floor luxury hotel tower with 2,905 elegantly appointed luxury suites and the Shoppes at Venetian, approximately 960,000 square feet of unique retail shopping with 359 stores featuring many international brands and home to 66 restaurants and food outlets featuring an international assortment of cuisines. In addition, The Venetian Macao has approximately 1.2 million square feet of convention facilities and meeting room space, an 1,800-seat theater and the 14,000-seat Venetian Arena that hosts world-class entertainment and sporting events.
The Londoner Macao, our largest Integrated Resort on the Cotai Strip, is located across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Macao. The Londoner Macao presents a range of attractions and features, including some of London’s most recognizable landmarks, such as the Houses of Parliament and the Elizabeth Tower (commonly known as “Big Ben”), and interactive guest experiences. The Integrated Resort features four hotel towers. The first hotel tower consists of Londoner Court with 368 luxury suites and 400 rooms and suites under the St. Regis brand. The second hotel tower consists of 659 five-star rooms and suites under the Conrad brand and The Londoner Hotel with 594 London-themed suites, including 14 exclusive Suites by David Beckham. The third and fourth hotel towers consist of the Londoner Grand hotel and represent Macao’s first Marriott International Luxury Collection hotel with 2,405 rooms and suites. Additionally, the Integrated Resort includes approximately 400,000 square feet of gaming space and gaming support area with approximately 500 table games and 1,285 slot machines and ETGs, approximately 358,000 square feet of meeting space, a 1,701-seat theater, the 6,000-seat Londoner Arena, approximately 518,000 square feet of retail space with 172 stores and home to 51 restaurants and food outlets featuring an international assortment of cuisines.
The Parisian Macao, which is connected to The Venetian Macao and The Plaza Macao and Four Seasons Macao, includes approximately 272,000 square feet of gaming space and gaming support area with approximately 255 table games and 1,008 slot machines and ETGs. The Parisian Macao also features 2,541 rooms and suites and the Shoppes at Parisian, approximately 297,000 square feet of unique retail shopping with 101 stores featuring many international brands and home to 23 restaurants and food outlets featuring an international assortment of cuisines. Other non-gaming amenities at The Parisian Macao include a meeting room complex of approximately 62,000 square feet and a 1,200-seat theater. Directly in front of The Parisian Macao, and connected via a covered walkway to the main building, is a half-scale authentic re-creation of the Eiffel Tower containing a viewing platform and restaurant.
The Plaza Macao and Four Seasons Macao, which is located adjacent to The Venetian Macao, has approximately 108,000 square feet of gaming space and gaming support area with approximately 106 table games and 13 slot machines and ETGs at its Plaza Casino. The Plaza Macao and Four Seasons Macao also has 360 elegantly appointed rooms and suites managed by FS Macau Lda., several food and beverage offerings, and conference and banquet facilities. The Grand Suites at Four Seasons features 289 luxury suites. The Shoppes at Four Seasons includes approximately 262,000 square feet of retail space with 136 stores and 10 restaurant and food outlets, and is connected to the Shoppes at Venetian. The Plaza Macao and Four Seasons Macao also features 19 ultra-exclusive Paiza Mansions, which are individually designed and made available by invitation only.
The Sands Macao, the first U.S. operated Las Vegas-style casino in Macao, is situated near the Macao-Hong Kong Ferry Terminal on a waterfront parcel centrally located between Macao’s Gongbei border gate with China and Macao’s central business district. The Sands Macao includes approximately 176,000 square feet of gaming space and gaming support area with approximately 160 table games and 257 slot machines and ETGs. The Sands Macao also includes a 289-suite hotel tower, spa facilities and several restaurants and entertainment areas.
We operate the gaming areas within our Macao properties pursuant to a 10-year gaming concession that expires in December 2032. See “Regulation and Licensing — Macao Concession.”
Singapore
Marina Bay Sands has three 55-story hotel towers consisting of 1,844 rooms, including 775 suites, which have recently undergone extensive renovations to introduce world class suites. Atop the three towers is the Sands SkyPark, an extensive outdoor recreation area with a 150-meter infinity swimming pool and leading restaurant and nightlife brands. The Integrated Resort offers approximately 157,000 square feet of gaming space with approximately 568 table games and 3,000 slot machines and ETGs; approximately 794,000 square feet at The Shoppes at Marina Bay Sands, an enclosed retail, dining and entertainment complex featuring signature restaurants from world-renowned chefs; an event plaza and promenade; and an art/science museum. Marina Bay Sands also includes approximately 1.2 million square feet of meeting and convention space and a state-of-the-art theater for top Broadway shows, concerts and gala events.
We operate the gaming area within our Singapore property pursuant to a 30-year casino concession provided under a development agreement entered into in August 2006. See “Regulation and Licensing — Development Agreement with Singapore Tourism Board.” Additionally, see “Development Projects — Singapore.”
Our Markets
Macao
Macao is the largest gaming market in the world and the only market in China to offer legalized casino gaming. According to Macao government statistics issued publicly on a monthly basis by the Gaming Inspection and Coordination Bureau (commonly referred to as the “DICJ”), annual gross gaming revenues were 247.40 billion patacas in 2025 (approximately $30.87 billion at exchange rates in effect on December 31, 2025), an increase of 9.1% compared to 2024.
Visitation to Macao was approximately 40 million in 2025, an increase of 14.7% compared to 2024. We believe visitation will continue to experience long-term growth. We believe this growth will be driven by a variety of factors, including the movement of Chinese citizens to urban centers in China, continued growth of the Chinese outbound tourism market, the increased utilization of existing transportation infrastructure, the introduction of new transportation infrastructure and the continued increase in hotel room inventory in Macao and neighboring Hengqin Island. There has been significant investment announced and recently completed by concessionaires in new resort development projects on Cotai. These factors should help increase the critical mass on Cotai and further drive Macao’s transformation into a leading business and leisure tourism hub in Asia. We believe the development of additional integrated resort products in Macao will also drive a higher demand for gaming products.

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
Singapore
Singapore is regarded as having the most developed financial and transportation infrastructure in the Southeast Asia region. Singapore has established itself as a destination for both business and leisure visitors, offering convention and exhibition facilities as well as world-class shopping malls and hotel accommodations. In 2006, the Singapore government awarded two concessions to develop and operate two Integrated Resorts. We were awarded the concession for the Marina Bay site, which is adjacent to Singapore’s central business district, and Genting International was awarded the second site, located on Singapore’s Sentosa Island.
Based on figures released by the Singapore Tourism Board (the “STB”), Singapore welcomed approximately 16.9 million international visitors during the year ended December 31, 2025, a 2.3% increase compared to 2024. Tourism receipts were estimated to be 29.78 billion Singapore dollars (“SGD,” approximately $23.18 billion at exchange rates in effect on December 31, 2025) in 2024 (the latest information publicly available at the time of filing). The Gambling Regulatory Authority (the “GRA”), the gaming regulator in Singapore, does not disclose gaming revenue for the market and thus no official figure exists.
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
Proximity to Major Asian Cities
More than 100 airlines operate in Singapore, connecting it to 170 cities in approximately 50 countries. During the the year ended December 31, 2025, 70 million passengers passed through Singapore’s Changi Airport, an increase of 3.4% compared to 2024. Work is currently underway to expand the number of runways and open a fifth terminal at Changi Airport, which would increase passenger capacity. Based on figures released by the STB, the largest source markets for visitors to Singapore over the last five years ending in 2025 were China and Indonesia. The STB’s methodology for reporting visitor arrivals does not recognize Malaysian citizens entering Singapore by land, although this method of visitation is generally thought to be substantial.

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
Retail Mall Operations
We own and operate retail malls at our Integrated Resorts at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao and Marina Bay Sands. We currently own approximately 2.9 million square feet of gross retail space.
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
The tables below set forth certain information regarding our mall operations on the Cotai Strip and at Marina Bay Sands as of December 31, 2025. These tables do not reflect subsequent activity in 2026.

Mall Name	Total GLA(1)		Selected Significant Tenants

Shoppes at Venetian	829,872	(2)
Zara, Victoria’s Secret, Uniqlo, Tiffany & Co., Rolex, Bvlgari, MUJI, Marks & Spencer, Tommy Hilfiger, Cartier, Chaumet, Longines, OMEGA, Polo Ralph Lauren, Kenzo, Boucheron, Lululemon, Arc’teryx, NIKE, Audemars Piguet, LAOPU GOLD, Chow Tai Fook, BOSS, Coach, Tumi, Pop Mart

Shoppes at Londoner	518,138
Marks & Spencer, Chow Tai Fook, Apple, Bottega Veneta, Gucci, Burberry, Tod’s, DFS, Tory Burch, The Cheesecake Factory, Shake Shack, Jimmy Choo, Alexander McQueen, Polo Ralph Lauren, Emporio Armani, Louis Vuitton, Alexander Wang, Mikimoto, Uniqlo, Lord Stow’s Bakery & Cafe, NBA, Brunello Cucinelli, Versace, Canada Goose, Zegna

Shoppes at Parisian	256,825	(3)	Antonia, Jaeger-LeCoultre, Breitling, I.T Menswear, Temptation
Shoppes at Four Seasons	248,304	(4)	Cartier, Chanel, Louis Vuitton, Hermès, Gucci, Dior, Versace, Zegna, Loro Piana, Saint Laurent, Balenciaga, Loewe, Roger Vivier, Christian Louboutin, Alexander McQueen, Miu Miu, Tiffany & Co., Rimowa
The Shoppes at Marina Bay Sands	620,562	(5)	Louis Vuitton, Zara, Chanel, Gucci, Dior, Burberry, Prada, Fendi, Moncler, Hermès, Cartier, Apple
____________________
(1)Represents Gross Leasable Area in square feet.
(2)Excludes approximately 130,000 square feet of space on the fifth floor currently not on the market for lease.
(3)Excludes approximately 40,000 square feet of space on the fifth floor currently not on the market for lease.
(4)Excludes approximately 14,000 square feet of space on the second floor currently not on the market for lease.
(5)Excludes approximately 173,000 square feet of space operated by the Company.

The following table reflects our tenant representation by category for our mall operations as of December 31, 2025:

Category	Square Feet	% of Square Feet	Representative Tenants

Fashion (luxury, women’s, men’s, mixed)	757,267	35%
Louis Vuitton, Dior, Gucci, Versace, Chanel, Hermès, Balenciaga, Loewe, Saint Laurent, Burberry, Prada, Moncler, Fendi, Kenzo, Alexander McQueen, Bottega Veneta, Zegna, Givenchy, Loro Piana, Miu Miu, Berluti, BOSS, Coach, Tory Burch, Brunello Cucinelli, Canada Goose, Zara, Uniqlo

Restaurants and lounges	435,885	20%	Ce La Vi, North, The Cheesecake Factory, Shake Shack, Haidilao, Tai Er Chinese Sauerkraut Fish, Jin Yue Xuan, Hip Seng Seafood Hot Pot Restaurant, Lord Stow’s Bakery & Café, The Coffee Academics
Multi-Brands	245,649	11%	Duty Free Americas, The Atrium, DFS, Temptation
Jewelry	170,887	8%	Bvlgari, Cartier, Rolex, Tiffany & Co., Chaumet, Van Cleef & Arpels, Longines, Jaeger-LeCoultre, Breitling, Breguet, Chopard, PIAGET, Audemars Piguet, LAOPU GOLD, Chow Tai Fook
Lifestyle, sports and entertainment	124,862	6%	Manchester United, Adidas, Lululemon, Sandbox VR, Limited Edt, Arc’teryx, NBA
Health and beauty	115,446	5%	Sephora, Sa Sa, Chanel, Helena Rubinstein, La Prairie, Dior, Le Labo
Fashion accessories and footwear	100,945	5%	Rimowa, Charles & Keith, Tod’s, Jimmy Choo, Roger Vivier, Christian Louboutin, Spectacle Hut, Gentle Monster, Tumi
Home furnishing and electronics	90,861	4%	Apple, MUJI
Banks and services	54,846	2%	Bank of China, ICBC
Arts and gifts	42,952	2%	Emporio di Gondola, Pop Mart
Specialty foods	36,270	2%	Godiva, Haagen-Dazs, Jason’s Deli, Venchi
Total	2,175,870	100%
Human Capital
Talent Management
We directly employ approximately 41,500 employees worldwide, including approximately 41,000 full-time employees, and hire additional temporary employees on an as-needed basis. Of our full-time employees, approximately 49% are female.
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
•Culture and Inclusion Program: through policies, procedures, hiring practices and support systems, we seek to promote culture and inclusion and integrate these values into our Company;
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
Macao
In accordance with the Concession (as defined below), VML has committed to invest, or cause to be invested, at least 35.84 billion patacas (approximately $4.47 billion at exchange rates in effect on December 31, 2025) in Macao (the “Investment Plan”). Of this total, 33.39 billion patacas (approximately $4.17 billion at exchange rates in effect on December 31, 2025) must be invested in non-gaming projects. These investments must be accomplished by December 2032.
Our Investment Plan in Macao includes investments in projects across a number of key areas including attracting international visitors, conventions and exhibitions, entertainment shows, sporting events, culture and art, health and wellness, themed attractions, supporting Macao’s status as a city of gastronomy, and enhancing community and maritime tourism. The key aspects of our Investment Plan remain subject to Macao government approval and include the upgrading and modernization of our MICE and entertainment facilities to continue to increase foreign visitation to Macao and the redevelopment of the tropical garden situated adjacent to The Londoner Macao, transforming the Le Jardin garden into a distinctive garden-themed attraction to include an iconic conservatory and meticulously designed themed green spaces. We anticipate this venue will evolve into a renowned Macao landmark and year-round attraction for tourists and local residents, further solidifying Macao’s reputation as a premier destination.
We are working with the Macao government to help ensure our Investment Plan aligns with Macao’s evolving economic development strategies. This may result in the reallocation of certain previously announced investments to other initiatives that support Macao’s growth objectives.
Phase II of The Londoner Macao, which was completed in early 2025, primarily included the conversion of the Sheraton Grand Macao into the Londoner Grand, an upgrade of the gaming areas and the addition of attractions, dining, retail and entertainment offerings. The conversion of the Sheraton Grand Macao into the Londoner Grand, which represents Macao’s first Marriott International Luxury Collection hotel, resulted in a total of 2,405 rooms and suites.

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
In January 2025, MBS entered into a second supplemental agreement to the Second Development Agreement with the Singapore government (the “Second Supplemental Agreement”) whereby MBS committed to assume liability for the cost of the land premium associated with (i) the additional 2,000 square meters of gaming area and 10,000 square meters of ancillary area in support of the gaming area (collectively, the “Additional Gaming Area”) and (ii) other adjustments to the land premiums resulting from the consequential changes to the allocations of gross floor area for the MBS Expansion Project since the first payment made in 2019 (collectively, the “Additional Land Premium”). The additional 2,000 square meters of gaming area increases Marina Bay Sands’ total approved gaming area to 17,000 square meters across the existing property and the MBS Expansion Project, while the allocations prescribe and limit the use of the gross floor area for hotel, gaming, retail, food and beverage, MICE and arena at the MBS Expansion Project site. The Second Supplemental Agreement also formalized the dates by which MBS has agreed with the Singapore government to commence and complete construction of the MBS Expansion Project, being July 8, 2025 and July 8, 2029, respectively. Construction works for the project commenced as of May 26, 2025, before the requisite commencement date under the Second Supplemental Agreement.
While our current estimate is that construction will be complete by June 2030 with an anticipated opening date in January 2031, any extension of the completion date beyond the July 8, 2029 deadline is subject to the approval of the Singapore government.
Our estimated total project cost is approximately $8.0 billion, inclusive of financing fees and interest, land premiums and the purchase of the Additional Gaming Area.
We have incurred approximately $2.5 billion as of December 31, 2025, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS development project site and the payment of SGD 1.13 billion (approximately $848 million at exchange rates in effect at the time of the payment) for the Additional Gaming Area, which was made in April 2025.
The renovations of the Tower 3 hotel rooms at Marina Bay Sands into world class suites were completed in the second quarter of 2025, and we are continuing to progress on other property renovations, which include the hotel lobby and SkyPark and additional retail, food and beverage and wellness offerings. As of December 31, 2025, we have incurred $427 million in costs to complete these projects, which are in addition to the MBS Expansion Project. The completion of the renovations of Towers 1, 2 and 3 resulted in a total of 1,844 rooms, including 775 suites.
New York
In June 2023, we acquired the Nassau Veterans Memorial Coliseum (the “Nassau Coliseum”) from Nassau Live Center, LLC and related entities, which included the right to lease the underlying land from the County of Nassau in the State of New York. We purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. In April 2025, we announced our decision to cease pursuit of a casino license from the State of New York in light of concerns regarding a lower anticipated return on investment due to various factors, including the impact of the potential legalization of online gaming on the New York market. We continue to consider potential acquirors and other development opportunities for the Nassau Coliseum site. There is no assurance we will be able to accomplish a sale or other development opportunity or to resolve certain matters associated with the right to lease the underlying land from Nassau County.
There is litigation associated with our right to lease the underlying land of the Nassau Coliseum from the County of Nassau in the State of New York and there can be no assurance as to the positive outcome of such litigation. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 15 — Leases” for further description of this litigation.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.

Regulation and Licensing
Macao Concession
On December 16, 2022, the Macao government awarded Venetian Macau Limited (“VML”), SCL’s wholly owned subsidiary, one of six concessions to operate casinos in Macao. VML entered into a concession agreement with the Macao government for the duration of ten years, beginning January 1, 2023 (the “Concession”).
On December 30, 2022, pursuant to the terms of VML’s subconcession, VML and certain other subsidiaries of SCL committed to the Macao government to transfer back the casinos, gaming areas and respective supporting areas (“Gaming Assets”) without compensation and free of any liens or charges upon the subconcession’s expiry. On the same day, VML and the Macao government entered into a Handover Record granting VML the right to operate the Gaming Assets for the duration of the Concession in exchange for an annual fee. This fee, calculated based on a price per square meter of reverted gaming area, was set at 750 patacas per square meter for the first three years and increased to 2,500 patacas for the remaining seven years (approximately $94 and $312, respectively, at exchange rates in effect on December 31, 2025). Furthermore, the fee per square meter will be subject to an annual adjustment based on the previous year’s average price index in Macao. For each of the years ended December 31, 2025, 2024 and 2023, we incurred a fee of approximately $14 million, $13 million and $13 million, respectively. The annual fee for the remaining seven years is an estimated $42 million, subject to the aforementioned index adjustment.
Our Concession mandates that we operate casino games of chance in Macao and authorizes us to manage and operate the Gaming Assets at Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao.
Investment Plan
In accordance with the Concession, VML has committed to invest, or cause to be invested, at least 35.84 billion patacas (approximately $4.47 billion at exchange rates in effect on December 31, 2025) in Macao (the “Investment Plan”). Of this total, 33.39 billion patacas (approximately $4.17 billion at exchange rates in effect on December 31, 2025) must be invested in non-gaming projects. These investments must be accomplished by December 2032.
We are working with the Macao government to help ensure our Investment Plan aligns with Macao’s evolving economic development strategies. This may result in the reallocation of certain previously announced investments to other initiatives that support Macao’s growth objectives.
Macao Regulations
To operate casino games of chance, we must hold a gaming concession issued by the Macao government and we are subject to regulation by the Macao gaming authorities. Our Concession is not transferable, and we must pay periodic and regular fees and taxes. We must periodically submit detailed financial and operating reports to the Macao gaming authorities, as well as any other information they may request. No one may acquire any rights over the shares or assets of VML without prior consent of the Macao gaming authorities. Similarly, no one may operate the casino premises whose use has been temporarily transferred to us, either through a management agreement or any other contract or through step in rights without first obtaining the approval of the Macao gaming authorities. The transfer or creation of encumbrances over ownership of shares representing the share capital of VML or other rights relating to such shares, as well as any act involving the granting of voting rights or other shareholders’ rights to persons other than the original owners, requires the approval of the Macao government and subsequent reporting to the Macao gaming authorities.
Our Concession and the applicable Macao laws require, among other things: (i) the approval of the Macao government for transfers of shares in VML, or of any rights over or inherent to such shares, such as the granting of voting rights or other shareholders’ rights to persons other than the original owners, as well as for the creation of any charge, lien or encumbrance on such shares; (ii) the approval of the Macao government for transfers of shares or rights over such shares, in any of our direct or indirect shareholders, provided that such shares or rights represent, directly or indirectly, 5% or more of VML’s share capital; (iii) that the Macao government be notified of the creation of any encumbrance or the grant of voting rights or other shareholders’ rights to persons other than the original owners on shares in any of the direct or indirect shareholders in VML, provided that such shares or rights represent 5% or more of VML’s share capital; and (iv) that the Macao government be given notice of the listing on a stock exchange by any indirect shareholders holding shares representing 5% or more of VML’s share capital. The requirements in provisions (ii) and (iii) above will not apply, however, to securities listed as tradable on a stock exchange. VML and any of its subsidiaries in which VML is a dominant shareholder are prohibited from being listed on any stock exchange.
The Macao gaming authorities may investigate any individual who has a material relationship or involvement with VML to determine whether this individual affects our suitability and/or financial capacity. VML shareholders who hold 5% or more of VML’s share capital, as well as VML’s directors and its key employees, must undergo a suitability assessment. They must also maintain appropriate qualifications during the Concession and submit to the Macao government’s ongoing inspection and supervision. VML must immediately notify the Macao government of any fact of which it is aware that may be material to the qualification of any shareholder who holds 5% or more of the share capital of VML, or any VML director or key employee. LVSC and SCL shareholders who indirectly hold 5% or more of VML’s share capital, at the request of the Macao government, may also be subject to a suitability assessment. In addition to having the authority to deny an application for a finding of unsuitability, the Macao gaming authorities also have the authority to disapprove a change in corporate position. If the Macao gaming authorities determine that one of VML’s directors or key employees is unsuitable, we would be required to sever all ties with that individual. In addition, the Macao gaming authorities may require us to terminate the employment of any employee who refuses to submit the required documentation. A person may be deemed unsuitable if they fail or refuse to apply for a finding of suitability after being ordered to do so by the Macao gaming authorities.
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
In addition, prior approval from the Macao gaming authorities is required for any loan or similar financing transaction exceeding 100 million patacas (approximately $12 million at exchange rates in effect on December 31, 2025) where VML is a borrower or a lender, or which involves the creation of liens and encumbrances over VML’s assets.
Macao gaming authorities must also be notified five working days in advance of certain decisions over relevant financial initiatives, including the internal movement of funds that exceeds 50% of VML’s share capital and any other financial decision that exceeds 10% of VML’s share capital, including decisions related to remunerations and employee benefits.
The Macao gaming authorities must approve any change in control of VML resulting from a merger, consolidation, acquisition of shares or assets, management or consulting agreement, or any other act or conduct whereby a person obtains control. Entities seeking to acquire control must first satisfy the Macao gaming authorities on a number of strict criteria. As part of the approval process, the Macao gaming authorities may also require an investigation and suitability assessment be carried out into controlling shareholders, officers, directors and other individuals with a material relationship or involvement with the entity proposing to acquire control.
Any recapitalization plan proposed by VML’s board of directors must be approved by the Macao gaming authorities prior to implementation. If deemed necessary, the Chief Executive of Macao may also require VML to increase its share capital.
The Concession also permits the Macao government to request modifications to the plans and specifications of our Macao properties, as well as to make various other decisions and determinations that may be binding on us. For instance, the Macao government may require that we contribute additional capital to our Macao subsidiaries or provide certain deposits or other performance guarantees in any amount deemed necessary by the Macao government.
Before it raises debt or equity, VML must first obtain the approval of the Macao gaming and governmental authorities, which constrains the Company’s ability to raise additional capital.
The Concession requires VML to submit to the Macao government, three months prior to the start of each calendar year, an annual execution plan for the specific projects in the Investment Plan, detailing each project it intends to execute, the proposed amount to be spent and the execution schedule. The Macao government will then decide whether to approve the annual execution plan within two months of its submission, and may request modifications to specific projects, investment amounts and execution schedules. If any of the annual execution proposals or portions thereof are not approved, VML must propose allocating the corresponding funds to other projects, which are also subject to approval by the Macao government. VML must submit a report detailing the execution of the previous year’s annual execution proposal within three months following the end of each calendar year. In addition, VML is subject to the oversight of the Macao government in regard to the implementation of the Investment Plan development projects, and VML must submit regular progress reports every two months and may be required to submit additional reports whenever the progress of a development project is compromised.

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
Our Concession expires on December 31, 2032. If our Concession is not extended or renewed, VML may be prohibited from conducting gaming operations in Macao, and we could cease generating revenues from our gaming operations when our Concession expires. In addition, upon the expiry of our Concession, the Gaming Assets, the use of which has been temporarily transferred to VML by the Macao government, will be returned to the Macao government without compensation to us, along with any gaming-related equipment we acquire during our Concession. Furthermore, any new casinos, gaming areas and respective supporting areas that VML is authorized to operate during the Concession will revert to the Macao government without compensation to us.
Under the terms of our Concession, we are required to pay to the Macao government an annual gaming premium consisting of a fixed portion and a variable portion based on the number and type of gaming tables and gaming machines we operate. The fixed portion of the premium is 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2025). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,433, $18,716 and $125, respectively, at exchange rates in effect on December 31, 2025), subject to a minimum of 76 million patacas (approximately $9 million at exchange rates in effect on December 31, 2025). In addition, we must pay a special gaming tax of 35% of gross gaming revenues and withholding taxes, where applicable. We are also required to pay a special annual gaming premium if the average of the gross gaming revenues of our gaming tables and our electrical or mechanical gaming machines, including slot machines, is lower than a certain minimum amount set by the Macao government, with the special premium being the difference between the special gaming tax based on the actual gross gaming revenues and the minimum amount. The minimum amount set by the Macao government is 7 million patacas per gaming table and 300,000 patacas per gaming machine (approximately $1 million and $37,433, respectively, at exchange rates in effect on December 31, 2025). Based on the maximum number of gaming tables and gaming machines we are currently authorized to operate, if the aggregate monthly special gaming taxes paid during the year is less than 4.50 billion patacas (approximately $562 million at exchange rates in effect on December 31, 2025), we would be required to pay the difference as the special annual gaming premium. During the year ended December 31, 2025, we did not have to pay a special gaming premium under the Concession requirements as the special gaming taxes were higher than the minimum threshold. VML must also contribute 5% of its annual gross gaming revenue to entities designated by the Macao government, including 2% to a public fund for the purpose of promoting, developing or researching cultural, social, economic, educational, scientific, academic and charitable activities, and 3% for urban construction development, the promotion of tourism and the provision of social security.
On February 5, 2024, VML received an exemption from Macao’s corporate income tax on profits generated by the operation of casino games of chance for the period from January 1, 2023 through December 31, 2027.
Additionally, on February 7, 2024, VML entered into a shareholder dividend tax agreement with the Macao government, which provided for a payment at an applicable rate of gross gaming revenue for the tax year 2023 through the tax year 2025 as a substitution for a 12% tax otherwise due from VML’s shareholders on dividend distributions paid from VML’s gaming profits. On January 19, 2026, we requested this tax agreement to be extended through December 31, 2027. There is no assurance this tax agreement will be extended.
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
In April 2019, MBS and the STB entered into the Second Development Agreement pursuant to which MBS has agreed to construct a development on land adjacent to Marina Bay Sands. The Second Development Agreement provides for a total minimum project cost of approximately SGD 4.5 billion (approximately $3.5 billion at exchange rates in effect on December 31, 2025).
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
In March 2022, MBS entered into a letter agreement with the STB to extend the construction commencement date for the MBS Expansion Project from April 8, 2022 to April 8, 2023. On March 22, 2023, MBS and the STB entered into the Supplemental Agreement, which further extended the construction commencement date to April 8, 2024 and the construction completion date to April 8, 2028, and allowed for changes to the construction and operation plans under the Second Development Agreement.
In January 2025, MBS entered into the Second Supplemental Agreement whereby MBS committed to assume liability for the Additional Land Premium, which includes the Additional Gaming Area and adjustments to the 2019 land premium payment due to consequential changes to the allocations of gross floor area for the MBS Expansion Project. These allocations prescribe and limit the use of the gross floor area for hotel, gaming, retail, food and beverage, MICE and arena at the MBS Expansion Project site. The Second Supplemental Agreement also formalized the dates by which MBS has agreed with the Singapore government to commence and complete construction of the MBS Expansion Project, being July 8, 2025 and July 8, 2029, respectively. Construction works for the project commenced in May 2025, before the requisite commencement date under the Second Supplemental Agreement. While our current estimate is that construction will be complete by June 2030 with an anticipated opening date in January 2031, any extension of the completion date beyond the July 8, 2029 deadline is subject to the approval of the Singapore government.
The Development Agreement contains, among other things, restrictions limiting the use of the leased land to the development and operation of the project, requirements that MBS obtain prior approval from the STB in order to subdivide the hotel and retail components of the project, prohibitions on any such subdivision during the Exclusivity Period and limitations on MBS’ ability to assign the lease or sub-lease any portion of the land during the Exclusivity Period. In addition, the Development Agreement contains events of default, including, among other things, the failure of MBS to perform its obligations under the Development Agreement and events of bankruptcy or dissolution.
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
There is a goods and services tax of 7% imposed on gross gaming revenue, which, effective January 1, 2023, increased to 8%, and, effective January 1, 2024, further increased to 9%. There is also a casino tax imposed on the gross gaming revenue from the casino after reduction for the amount of goods and services tax. With effect from March 1, 2022, the casino tax rates of 5% for premium players and 15% for mass players were increased to 8% and 18% on gross gaming revenue up to SGD 2.4 billion and SGD 3.1 billion (approximately $1.9 billion and $2.4 billion at exchange rates in effect on December 31, 2025), respectively. On gross gaming revenue above the stated thresholds, the new casino tax rates are 12% for premium players and 22% for mass players. The bad debts written off from the extension of credit granted to gaming patrons is not deductible against gross gaming revenue when calculating the casino tax, but is deductible for the purposes of calculating the goods and services tax (subject to the prevailing law).

MBS is permitted to extend casino credit to persons who are not Singapore citizens or permanent residents, but is not permitted to extend casino credit to Singapore citizens or permanent residents except to premium players.
The key constraint imposed on the casino under the Development Agreement is the total size of the gaming area, which must not be more than 15,000 square meters (approximately 161,000 square feet), although the Second Development Agreement provides for an option to purchase additional gaming area as described above and below. The following are not counted towards the gaming area: back of house facilities, reception, restrooms, food and beverage areas, retail shops, stairs, escalators and lift lobbies leading to the gaming area, aesthetic and decorative displays, performance areas and major aisles. Under the Development Agreement, the casino located within Marina Bay Sands could not have more than 2,500 gaming machines (although this restriction has been modified by the Second Development Agreement as described below), but there is no limit on the number of tables for casino games permitted in the casino.
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
The Singapore Act also requires future applicants and/or renewals for a casino license to be a suitable person to develop, maintain and promote the Integrated Resort as a compelling tourist destination that meets prevailing market demand and industry standards and contributes to the tourism industry in Singapore. The Singapore government has established an evaluation panel that will assess applicants and report to the GRA on this aspect of the casino licensing requirements. Our casino license, which has a three-year term, is set to expire in April 2028.
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
The Second Development Agreement makes provision for certain benefits and entitlements conferred on MBS on specified terms and conditions. Among these, upon the achievement of certain milestones, MBS is entitled to make available an additional 1,000 gaming machines over and above its existing 2,500 gaming machines. On October 7, 2019, MBS was granted entitlement to make available 500 of these additional 1,000 gaming machines. In addition, under the Second Development Agreement, MBS is granted approval for the change of use of the area comprising the whole of the 53rd and 54th floors of Marina Bay Sands’ hotel Tower 2, or such other areas as may be agreed, to be developed and used as part of Marina Bay Sands’ casino; and MBS is granted an option to purchase an additional 2,000 square meters of casino gaming area at a price to be determined by the relevant Singapore government authority upon written request by MBS to exercise the option. As described above, MBS exercised this option in January 2025. In addition, the Second Development Agreement contemplates that for a period of not less than 10 years commencing no sooner than March 1, 2022, the rate of casino tax applicable to MBS will not exceed specified tiered rates; there shall not be more than two casino licenses in force under the Singapore Act at any time prior to January 1, 2031; and for a period of five years from the date of the Second Development Agreement, the entry levy payable by a Singapore citizen or permanent resident for entry into the casino will not exceed SGD 150 for a 24-hour period and SGD 3,000 for a 12-month period. The Second Development Agreement also provides for MBS to be entitled to compensation by the STB for any losses or damages suffered under certain conditions and events related to the above-described benefits and entitlements. The Second Development Agreement further provides that MBS must maintain compliance with the material terms of the Second Development Agreement to obtain the above-described benefits and entitlements.
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
We also face risks and uncertainties associated with evolving Chinese laws and regulations, such as those associated with the extent to which the level of Chinese government involvement, control of capital inflows and outflows, control of foreign exchange and allocation of resources currently applicable within mainland China may become applicable to us and other risks and uncertainties as to whether and how Chinese government statements and regulatory developments, such as those relating to data and cyberspace security and anti-monopoly which, where applicable to us, could result in a material change in our operations and/or the value of our securities or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, cause the value of such securities to significantly decline or be worthless and affect our ability to list securities on a U.S. or other foreign exchange. If, in the future, there were to be a significant change in the manner in which the Chinese government exercises direct or indirect oversight, discretion or control over businesses operated in Macao, mainland China and Hong Kong, including the current interpretation and application of existing Chinese laws and regulations on how the Chinese government exercises direct or indirect oversight, discretion or control over businesses operated in Macao, mainland China and Hong Kong, it could potentially result in our Macao Operations being materially adversely affected and it could potentially adversely affect our results of operations, financial position and cash flows.
As advised by our PRC legal advisers, Haiwen & Partners, our Macao Operations are currently not required to obtain any permission or approval from the China Securities Regulatory Commission (“CSRC”), Cyberspace Administration of China (“CAC”) or any other mainland Chinese governmental authority to issue securities to foreign investors, other than those related to its two subsidiaries incorporated in mainland China that only provide back-office support. We have received all requisite permissions and approvals for the back-office supporting functions located in mainland China, primarily being the standard business licenses issued by the relevant authorities in mainland China, and we have never been denied such permissions and approvals. If we do not receive or maintain such permissions or approvals in relation to such back-office support functions, we do not expect there will be any material adverse impact on our business, financial condition and results of operations. In the event that we have inadvertently concluded that such permissions or approvals are not required for our Macao Operations or if, in the future, applicable laws, regulations or interpretations were to change and require us to obtain such permissions or approvals, the failure to obtain such permissions or approvals could potentially result in penalties and other regulatory actions against us and may materially and adversely affect our business and results of operations.
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
The ability of subsidiaries to make distributions to us depends on the earnings and cash flow generated from operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, the laws and regulations currently and in the future applicable to our subsidiaries and restrictions in connection with their contractual arrangements. For example, our revenues in Macao are denominated in patacas, the legal currency of Macao, and in Hong Kong dollars. The Macao pataca is pegged to the Hong Kong dollar and, in many cases, is used interchangeably with the Hong Kong dollar in Macao. The Hong Kong dollar is pegged to the U.S. dollar. The mainland Chinese government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China by our subsidiaries incorporated in mainland China. While currently there are no foreign exchange or capital control restrictions applicable to intercompany transactions between us and our Macao and Hong Kong subsidiaries, we cannot assure you that this will continue to be the case in the future and that our ability to convert large amounts of patacas into U.S. dollars over a relatively short period will not be limited. If, in the future, new foreign exchange or capital control restrictions were to be imposed, or existing foreign exchange or capital control restrictions were to be modified, and become applicable to us, such restrictions could potentially reduce the amounts that we would be able to receive from our Macao, Hong Kong and mainland China subsidiaries.

In addition, our SCL and Singapore credit facility agreements, under certain circumstances, may limit or prohibit certain payments of dividends or other distributions to us. We expect future debt instruments issued by our subsidiaries may contain similar restrictions.
Our non-U.S. subsidiaries, including those located in Singapore, Macao, Hong Kong and mainland China, held unrestricted cash and cash equivalents of $2.45 billion and restricted cash of $125 million as of December 31, 2025, of which approximately $2.07 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to the abovementioned restrictions. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
Cash may be transferred between and among the Company and its subsidiaries through capital contributions, intercompany loans or advances, dividends, royalties and transfers of cash and other assets. The total net transfers to the Company from SCL were $1.56 billion, $111 million and $100 million and from Marina Bay Sands were $1.56 billion, $1.08 billion and $937 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Net transfers from SCL’s subsidiaries to SCL were $1.66 billion, $963 million and $1.86 billion for the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023, SCL made interest payments to the holders of the SCL senior notes in the amount of $288 million, $319 million and $346 million, respectively. During the years ended December 31, 2025 and 2024, SCL redeemed $1.63 billion and repurchased $175 million, respectively, of the outstanding principal amount of the SCL senior notes.
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
Human Capital Related Risk Factors
•We depend on the continued services of key personnel.
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

•Because we own real property, we are subject to environmental regulation.
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
So-called “Acts of God,” such as typhoons and rainstorms, particularly in Macao, and other natural disasters, man-made disasters, outbreaks of highly infectious or contagious diseases, political instability, civil unrest, terrorist activity or war may result, and in the past, have resulted, in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect, and in the past, has adversely affected, the number of visitors to our properties. We also face potential risks associated with the physical effects of climate change, which may include more frequent or severe storms, typhoons, flooding, extreme or prolonged heat and rising sea levels. To the extent climate change causes additional changes in weather patterns, all our properties could be subject to increased precipitation levels, coastal and river flooding and heat stress, and our properties along the coast in Macao could be subject to an increase in the number and severity of typhoons. Any of these events may disrupt our ability to staff our business adequately, could generally disrupt our operations, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we have insurance coverage with respect to some of these events, we cannot assure you any such coverage will provide any coverage or be sufficient to indemnify us fully against all direct and indirect costs, including any loss of business that could result from substantial damage to, or partial or complete destruction of, any of our properties.
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
Additionally, because we are a parent company with limited business operations of our own, our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries derived from the earnings and cash flow generated by our operating properties. Our subsidiaries’ payments to us will be contingent upon their earnings and upon other business considerations, which may be impacted by the factors described above. For example, due to the impact of the COVID-19 pandemic, we suspended our quarterly dividend program between April 2020 and July 2023, resuming dividend payments in August 2023, and SCL suspended its dividend payments beginning in February 2020, resuming dividend payments in June 2025.
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

In addition, our Macao, Singapore and U.S. credit agreements contain various financial covenants. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11 — Debt” for further description of these covenants.
As of December 31, 2025, we had $15.78 billion of debt outstanding, net of original issue discount and deferred offering costs (excluding those costs related to our revolving facilities). This indebtedness could have important consequences for us. For example, it could:
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
Our ability to timely refinance and replace our indebtedness in the future will depend upon general economic and credit market conditions, potential approval required by local government regulators, adequate liquidity in the global credit markets, the particular circumstances of the gaming industry, and prevalent regulations and our cash flow and operations, in each case as evaluated at the time of such potential refinancing or replacement. We have a principal amount of $1.93 billion, $1.57 billion, $3.02 billion, $2.02 billion and $2.70 billion in debt maturing during the years ending December 31, 2026, 2027, 2028, 2029 and 2030, respectively. If we are unable to refinance or generate sufficient cash flow from operations to repay our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments, or not make dividend payments. There is no assurance any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
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
During the year ended December 31, 2025, approximately 9.4% and 12.3% of our table games play at our Macao properties and Marina Bay Sands, respectively, was from credit-based wagering. We extend credit to those patrons whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible.
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
It is also possible our Singapore operations may not be able to collect gaming debts because, among other reasons, courts of certain jurisdictions do not enforce gaming debts. To the extent our Singapore gaming patrons’ assets are situated in such jurisdictions, our Singapore operations may not be able to take enforcement action against such assets to facilitate collection of gaming receivables.
Even where gaming debts are enforceable, they may not be collectible. Our inability to collect gaming debts could have a significant adverse effect on our results of operations and cash flows.
Win rates for our gaming operations depend on a variety of factors, some beyond our control, and the winnings of our gaming patrons could exceed our casino winnings.
The gaming industry is characterized by an element of chance. In addition to the element of chance, win rates are also affected by other factors, including patrons’ skill and experience, the mix of games played, the financial resources of patrons, the spread of table limits, the volume of bets played and the amount of time played. Our gaming profits are mainly derived from the difference between our casino winnings and the casino winnings of our gaming patrons. Since there is an inherent element of chance in the gaming industry, we do not have full control over our winnings or the winnings of our gaming patrons. If the winnings of our gaming patrons exceed our winnings, we may record a loss from our gaming operations, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
The hotel, resort and casino businesses in Macao and Singapore are highly competitive. Our Macao properties compete with numerous other casinos located within Macao. Additional Macao facilities announced by our competitors and the increasing capacity of hotel rooms in Macao could add to the competitive dynamic of the market. While we make strategic changes and take steps from time to time to maintain or improve our market share in Macao, including making changes to the incentives that we provide to certain of our patrons, there can be no assurances that these efforts will be successful.
Our Macao and Singapore operations will also compete with casinos located elsewhere in Asia, including South Korea, Malaysia, Philippines, Australia, Cambodia, Vietnam and elsewhere in the world, including Las Vegas, as well as online gaming and cruise ships that offer gaming. Our operations also face increased competition from new developments in Malaysia, Australia, South

Korea and Vietnam. In addition, certain countries, such as Japan, have legalized casino gaming, while others, such as Thailand, may in the future legalize casino gaming.
The proliferation of gaming venues and gaming activities, such as regulated and unregulated online gaming, as well as renovations and expansions by our competitors, and their ability to attract customers away from our properties could have a material adverse effect on our financial condition, results of operations and cash flows.
Our attempts to expand our business into new markets and new ventures, including through acquisitions or strategic transactions, may not be successful.
We may opportunistically seek to expand our business through, among other things, expansion into new geographies or new ventures complementary to our current operations. These attempts to expand our business could increase the complexity of our business, require significant levels of investment and strain our management, personnel, operations and systems. In addition, our attempts to expand into new geographies could pose additional challenges given our limited operational experience in other jurisdictions. In order to facilitate such expansion, we may engage in strategic and complementary acquisitions and other transactions or investments involving other Integrated Resorts, hospitality or gaming brands, businesses, properties or other assets, either on our own or in partnership with others. These items are subject to challenges and risks that could affect our business, including: our incurrence of significant transaction costs in connection with a pending transaction or investment, regardless of whether it is completed; the restrictions on and obligations with respect to our business that may exist in connection with the pending transaction or investment; fluctuations in our market value, including the depreciation in our market value if the pending transaction or investment is not completed or the failure of the transaction or investment, even if completed, to increase our market value; the significant expansion in legalized forms of internet gaming and online sports betting; and failure to integrate acquired businesses successfully or achieve the anticipated benefits or synergies of the transaction. There is litigation associated with our right to lease the underlying land of the Nassau Coliseum from the County of Nassau in the State of New York and there can be no assurance as to the positive outcome of such litigation. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 15 — Leases” for a further description of this litigation. In addition, there can be no assurance that our business expansion efforts will develop as anticipated or that we will succeed, and if we do not, we may be unable to recover our investments, which could adversely impact our business, financial condition and results of operations.
Our loan receivable is subject to certain risks, which could materially adversely affect our financial position, results of operations and cash flows.
On February 23, 2022, in connection with closing of the sale of our Las Vegas real property and operations, including The Venetian Resort Las Vegas and the Sands Expo and Convention Center (the “Las Vegas Operations”), for an aggregate purchase price of approximately $6.25 billion (the “Las Vegas Sale”), we entered into a seller financing loan agreement, which provides for a six-year senior secured term loan with a principal amount of $1.26 billion as of December 31, 2025. While payments on the loan have been made, if this loan were to become impaired and could not be collected, our financial position, results of operations and cash flows could be materially adversely affected for the amount of uncollected, or deemed uncollectible, principal and interest.
There are significant risks associated with our current and planned construction projects.
Our development projects and any other construction projects we undertake will entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. As development and construction projects develop, we could also make decisions that result in increases to the expected costs and timelines for completion of our projects. Construction contractors or counterparties for our current projects may be required to bear certain cost overruns for which they are contractually liable, and if such counterparties are unable to meet their obligations, we may incur increased costs for such developments. For example, with respect to the development in Singapore pursuant to the Second Development Agreement, our current estimate is that construction will be complete by June 2030, with an anticipated opening date in January 2031; however, any extension of the completion date beyond the July 8, 2029 deadline is subject to the approval of the Singapore government. In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to manage successfully our worldwide construction projects, it could have a material adverse effect on our financial condition, results of operations and cash flows.

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
The Macao government has the right to unilaterally terminate our Concession in the event of VML’s serious non-compliance with its basic obligations under the Concession and applicable Macao laws. Upon termination of our Concession, the casinos and gaming-related equipment, for which use has been temporarily transferred by the Macao government to VML, would automatically be transferred back to the Macao government without compensation to us and we would cease to generate any revenues from these operations. The loss of our Concession would prohibit us from conducting gaming operations in Macao, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, the Macao government has the option to redeem the Concession by providing us at least one-year advance notice, beginning on January 1, 2029. In the event the Macao government exercises this redemption right, we are entitled to fair compensation or indemnity. However, the compensation paid may not be adequate to compensate us for the loss of future revenues.
Under the casino regulatory framework in Singapore, our casino license may be terminated in the event of Marina Bay Sands’ serious non-compliance with its obligations under the casino regulations or our casino license conditions, and the development agreements between Marina Bay Sands and the STB contain events of default that could permit the STB to terminate the agreement without compensation to us. If the development agreements are terminated, we could lose our right to operate Marina Bay Sands, and our investment in Marina Bay Sands could be lost. Additionally, under the terms of our development agreements with the STB, either or both the casino concession and the casino license may be terminated on public interest grounds, in which case, we are entitled to fair compensation. However, the compensation paid may not be adequate to compensate us for the loss of future revenues.
The number of visitors to our Integrated Resorts, particularly visitors from mainland China, may decline or travel may be disrupted.
Our VIP and mass market gaming players typically come from nearby destinations in Asia, including mainland China, Hong Kong, South Korea and Japan. A significant number of gaming patrons come to our casinos from mainland China. Slowdown in economic growth or changes of China’s current policies on travel and currency movements have disrupted, and if such slowdown is continued and prolonged could further disrupt, the number of visitors from mainland China to our Integrated Resorts as well as the amounts they are willing and able to spend while at our properties.
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
Additionally, we entered into a shareholder dividend tax agreement with the Macao government in February 2024, effective for the period from January 1, 2023 through December 31, 2025, which provided for an annual payment as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. On January 19, 2026, we requested this tax agreement to be extended through December 31, 2027. There is no certainty either of these tax arrangements will be extended beyond their expiration dates.
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
The ability of subsidiaries to make distributions to us depends on the earnings and cash flow generated from operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, the laws and regulations currently and in the future applicable to our subsidiaries and restrictions in connection with their contractual arrangements. While currently there is no foreign exchange or capital control restriction applicable to transactions between us and our Singapore, Macao and Hong Kong subsidiaries, we cannot assure you that this will continue to be the case in the future. In addition, the mainland Chinese government also imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China by our subsidiaries incorporated in mainland China. If, in the future, foreign exchange or capital control restrictions were to be imposed and become applicable to us, such restrictions could potentially reduce the amounts that we would be able to receive from our Singapore, Macao and Hong Kong subsidiaries. We do not expect withholding taxes or other foreign income taxes to apply should repatriated earnings be distributed in the form of dividends or otherwise.
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
Our operations face risks and uncertainties associated with evolving Chinese laws and regulations, such as those associated with the extent to which the level of Chinese government involvement, control of capital inflows and outflows, control of foreign exchange and allocation of resources currently applicable within mainland China may become applicable to us and other risks and uncertainties as to whether and how Chinese government statements and regulatory developments, such as those relating to data and cyberspace security and anti-monopoly, could result in a material change in our operations and/or the value of our securities or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, cause the value of such securities to significantly decline or be worthless and affect our ability to list securities on a U.S. or other foreign exchange. If, in the future, there were to be a significant change in the manner in which the Chinese government exercises direct or indirect oversight, discretion or control over businesses operated in Macao, mainland China and Hong Kong, including the current interpretation and application of existing Chinese laws and regulations on how the Chinese government exercises direct or indirect oversight, discretion or control over businesses operated in Macao, mainland China and Hong Kong, it could potentially result in our Macao Operations being materially adversely affected and it could potentially adversely affect our results of operations, financial position and cash flows. In addition, the Chinese government has adopted rules to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers.
There may be risks and uncertainties associated with the evolving laws and regulations in China, including their interpretation and implementation with respect to the enforcement of laws, rules and regulations and the possibility of changes thereto with little advance notice. If, in the future, there were to be any significant governmental influence on, or in relation to our business or operations, or significant control over offerings of our securities or foreign investment in China-based issuers, this could potentially significantly limit or completely hinder our ability to offer or continue to offer securities to investors, cause the value of our securities to significantly decline or be worthless and affect our ability to list securities on a U.S. or other foreign exchange. For example, on August 20, 2021, the Standing Committee of the National People’s Congress (“SCNPC”) promulgated the Personal Information Protection Law of the PRC (“PIPL”), which became effective on November 1, 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the PIPL provides extraterritorial effect on the personal information processing activities where certain conditions apply. Since some of our data processing activities outside mainland China from our Macao Operations relate to the offering of goods or services directed at natural persons in mainland China, our businesses from our Macao Operations operated outside mainland China could potentially be subject to the requirements of PIPL. However, implementation rules to the extraterritorial jurisdiction of the PIPL and how the Chinese government will enforce such law extraterritorially remain unclear. While our Macao operations have implemented certain measures to comply with the cyber and privacy obligations contemplated in PIPL and related laws, regulations and measures, to the extent that they could apply to our operations, there are still uncertainties in relation to the implementation and enforcement of the extraterritorial application of PIPL and related laws and regulations, with respect to cross-border data transfers and cyber incident reporting requirements.
Other events also indicate greater oversight by the CAC over data security, particularly for companies with Chinese operations seeking to list on a foreign exchange. For example, the Measures for Cybersecurity Review (“Review Measures”) issued by the CAC came into effect on February 15, 2022. The Review Measures provide that, in addition to critical information infrastructure operators (“CIIOs”) that intend to purchase network products or services, online platform operators engaging in data processing activities that affect or may affect national security shall also be subject to cybersecurity review. The Review Measures require that an online platform operator which possesses the personal information of at least one million users must apply for a cybersecurity review by the CAC if it intends to be listed in foreign countries. The Review Measures do not provide for a definition of “online platform operator” and, therefore, we cannot assure you that our Macao Operations will not be deemed as an “online platform operator.” However, as of the date of this report, our subsidiaries incorporated in mainland China do not have over one million users’ personal information and do not anticipate that they will be collecting over one million users’ personal information in the foreseeable future, and on that basis we believe we are not required to apply for cybersecurity review by the CAC, even if we are deemed as an “online platform operator.” The Review Measures are not enacted in accordance with the PIPL, so our obligation to apply for cybersecurity review will not change no matter whether the PIPL applies to us or not. Further, we have not received any notice from any authorities identifying any of our subsidiaries as a CIIO or requiring them to undertake a cybersecurity review by the CAC. While we believe our subsidiaries are not required to apply for cybersecurity review, the Review Measures provide CAC and relevant authorities certain discretion to initiate cybersecurity review where any network product or service or any data handling activity is considered to affect or may affect national security, which may lead to uncertainties in relation to the Review Measures’ impact on our operations or the offering of our securities.
As advised by our PRC legal advisers, Haiwen & Partners, SCL is currently not required to obtain any permission or approval from the CSRC, CAC or any other mainland Chinese governmental authority to issue securities to foreign investors, other than those related to its two subsidiaries incorporated in mainland China that only provide back-office support. SCL has received all requisite permissions and approvals for its back-office supporting functions located in mainland China, primarily being the standard business licenses issued by the relevant authorities in mainland China, and it has never been denied such permissions and approvals. If SCL does not receive or maintain such permissions or approvals in relation to such back-office support functions, we do not expect there will be any material adverse impact on the business, financial condition and results of our Macao Operations. However, in the event that we have inadvertently concluded that such permissions or approvals are not required or if, in the future, applicable laws, regulations or interpretations were to change and require SCL to obtain such permissions or approvals, the failure to obtain such permissions or approvals could potentially result in penalties and other regulatory actions against SCL and may materially and adversely affect our business and results of operations.
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
Dr. Miriam Adelson, her family members and trusts and other entities established for the benefit of Dr. Adelson’s family members (collectively, our “Principal Stockholders”) beneficially owned approximately 57% of our outstanding common stock as of December 31, 2025. Accordingly, our Principal Stockholders exercise significant influence over our business policies and affairs, including the composition of our Board of Directors and any action requiring the approval of our stockholders, including the adoption of amendments to our articles of incorporation and the approval of a merger or sale of substantially all of our assets. The concentration of ownership may also delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of our Principal Stockholders. The interests of our Principal Stockholders may differ from your interests.

Conflicts of interest may arise because certain of our directors and officers are also directors of SCL.
In November 2009, our subsidiary, SCL, listed its ordinary shares on The Main Board of The Stock Exchange of Hong Kong Limited (the “SCL Offering”). We currently own 74.80% of the issued and outstanding ordinary shares of SCL. As a result of SCL having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of SCL may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of SCL. Decisions that could have different implications for us and SCL, including contractual arrangements we have entered into or may in the future enter into with SCL, may give rise to the appearance of a potential conflict of interest.
Human Capital Related Risk Factors
We depend on the continued services of key personnel.
If we do not retain our key personnel or attract and retain other highly qualified employees, our business will suffer. Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team. Our success also depends, in part, upon our continuing ability to attract, hire, develop and retain other key personnel. As competition for highly qualified personnel in our industry continues to grow, we may not be able to hire or retain the services of key personnel. The loss of key personnel could have a material adverse effect on our business.
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
From time to time, we recruit managers and employees from other countries to adequately staff and manage our properties, and certain Macao and Singapore government policies affect our ability to hire non-resident managers and employees in certain job classifications. Despite our coordination with the Macao and Singapore labor and immigration authorities to ensure our management and labor needs are satisfied, we may not be able to recruit and retain a sufficient number of qualified managers or employees for our operations or the Macao and Singapore labor and immigration authorities may not grant us the necessary visas or work permits.
In addition, although in Macao we now require contractors to hire foreign workers directly under their Macao government labor quotas, prior to February 21, 2024, VML seconded foreign workers employed under its labor quotas to contractors for the construction of our Cotai Strip projects. While VML required each contractor to whom it seconded these foreign workers to indemnify it for any costs or liabilities VML incurred as a result of such contractor’s failure to fulfill its obligations, VML remains ultimately liable for all employer obligations relating to these seconded foreign workers.
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
Our business requires the collection and retention of large volumes of data and non-electronic information, including credit card numbers, dates of birth and other personal sensitive or financial information in various information systems we maintain and in those maintained by third parties with whom we contract and may share data. We also maintain internal information about our employees and vendors and information relating to our operations. The integrity and protection of that information are important to us. Our collection of such information is subject to extensive private and governmental regulation.
Privacy and cybersecurity laws and regulations are developing, changing frequently, and vary significantly by jurisdiction. We may incur significant costs in our efforts to comply with the various applicable privacy and cybersecurity laws and regulations as they emerge and change. Compliance with applicable privacy laws and regulations also may adversely impact our ability to market our products, properties, and services to our guests and patrons. Non-compliance by us, or potentially by third parties with which we share information, with any applicable privacy and cybersecurity law or regulation or a cyber breach, including accidental loss, inadvertent disclosure, unauthorized access or dissemination, or breach of security may result in damage to our reputation and could subject us to fines, penalties, required corrective actions, lawsuits, payment of damages, or restrictions on our use or transfer of data.
Our information systems and records, including those we maintain with third-party service providers, may be subject to cyber-attacks and information security breaches. We have experienced a sophisticated criminal cybersecurity attack in the past and in the future we may experience global cybersecurity and information security threats with more frequency and severity, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. There has been an increase in criminal cybersecurity attacks against companies, including companies in our industry, where customer and company information has been compromised and company data has been destroyed or made inaccessible. Cyber-attacks and information security breaches may involve unauthorized access to information, computer malware such as viruses, denial of service attacks, ransomware events that encrypt, exfiltrate or otherwise render data unusable or unavailable in an effort to extort money or other consideration as a condition to purportedly returning the data to a usable form, operator errors or misuse, or inadvertent releases of data or documents, and other forms of electronic and non-electronic information security breaches. In addition, increased use of artificial intelligence by threat actors, increases the risk of cyber-attacks and data breaches. Cyber-attacks can occur more quickly and evolve more rapidly when artificial intelligence is used by threat actors. Further, the use of artificial intelligence by our employees, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed.
Our data security measures are reviewed periodically, and we rely on proprietary and commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of customer and employee information. We also rely extensively on computer systems to process transactions, maintain information, and manage our businesses. Our third-party information system service providers and other third parties that share data with us pursuant to contractual agreements also face risks relating to cybersecurity and privacy, and we do not directly control any of such parties’ information security or privacy operations. For example, the systems currently used for the transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, are determined and controlled by the payment card industry, not us. Our gaming operations rely heavily on technology services provided by third parties. In the event there is an interruption of these services, it may have an adverse effect on our operations and financial condition. Disruptions in the availability of our computer systems, or those of third parties we engage to provide gaming operating systems for the facilities we operate, through cybersecurity attacks or otherwise, could impact our ability to service our customers and adversely affect our revenues and the results of operations.
A significant theft, destruction, loss or other fraudulent use of information maintained by us or by a third-party service provider could have an adverse effect on our reputation or cause a material disruption to our operations and management team. Such theft, destruction, loss or other fraudulent use could also result in remediation expenses (including liability for stolen assets or information, repairing system damage and offering incentives to customers or business partners to maintain their relationships after an attack), regulatory fines, penalties and corrective actions, or lawsuits by regulators, customers, shareholders, third-party service providers, third parties that share data with us pursuant to contractual agreements or other third parties whose data is or may be impacted. Advances in computer software capabilities and encryption technology, new tools, and other developments, including continuously evolving attack methods that may exploit vulnerabilities based on these advances, may increase the risk of a security breach or other intrusion. In addition, we may incur increased cybersecurity and privacy protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. We may not have sufficient financial resources available to us relating to cybersecurity in the event of a major cybersecurity event. Additionally, our cybersecurity insurance program may be inadequate to cover all of our losses resulting from a breach or other cyber incident.  Cyber risk insurance availability and pricing can fluctuate substantially, and we cannot be certain that our current level of insurance will be available in the future on economically reasonable terms. Any of these events could interrupt our operations, adversely impact our reputation and brand and expose us to increased risks of governmental investigation, litigation, fines and other liability, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks could be heightened for acquired businesses or operationally segmented early-stage subsidiaries that may have a comparatively less mature cybersecurity program.
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
We have licensed the “Venetian” and “Palazzo” brands and certain other trademarks related to the Las Vegas Operations pursuant to the agreements effecting the Las Vegas Sale. If the Las Vegas Operations do not continue to operate in accordance with our high standards and applicable laws as required under the agreements, such conduct could result in reputational harm to our businesses that continue to operate under these brands.
Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer, and our insurance costs may increase in the future.
We maintain comprehensive insurance programs for our properties in operation, as well as those in the course of construction, with coverage features and insured limits we believe are customary in their amount, breadth and scope. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a pandemic or catastrophic nature, such as infectious disease, earthquakes, hurricanes, typhoons, floods or cyber-related losses, or certain other liabilities including terrorist activity, political unrest, geopolitical strife or actual or threatened war may be, or are, uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property.
Certain of our debt instruments and other material agreements require us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements.
We are subject to changes in tax laws and regulations.
We are subject to taxation and regulation by various government agencies, primarily in Macao, Singapore and the U.S. (federal, state and local levels). Like most U.S. companies, our effective income tax rate reflects the fact that income earned and reinvested outside the U.S. is taxed at local rates, which are often lower than U.S. tax rates. From time to time, U.S. federal, state and local governments and foreign governments make substantive changes to income tax, indirect tax and gaming tax rules and the application of these rules, which could result in higher taxes than would be incurred under existing tax law or interpretation. In particular, government agencies may make changes that could reduce the profits we can effectively realize from our non-U.S. operations. For example, the Organization for Economic Co-operation and Development (“OECD”) and its inclusive Framework of over 140 countries have agreed to reform international tax rules, imposing a minimum tax rate of 15% calculated on a jurisdictional basis on multinational enterprises with a global turnover of at least EUR 750 million (“Pillar Two”). While Pillar Two is not expected to have a material impact, we will continue to monitor and evaluate its impact as the OECD releases additional guidance and the individual countries in which we operate implement legislation. If changes in tax laws and regulations were to significantly increase the tax rates on gaming revenues or income, these changes could increase our tax expense and liability, and therefore, could have a material adverse effect on our financial condition, results of operations and cash flows.
Because we own real property, we are subject to environmental regulation.
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
Our business is subject to various U.S. and international laws and regulations that could lead to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our employees, agents or gaming promoters could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. In certain circumstances, it may not be economical to defend against such matters and/

or our legal strategy may not ultimately result in us prevailing in a matter. The investigations, litigation and other disputes may also lead to additional scrutiny from regulators, which could lead to investigations relating to, and possibly negatively impact, our gaming licenses and our ability to bid successfully for new gaming market opportunities. We cannot predict the outcome of any pending or future proceedings and the impact they will have on our financial results, but any such impact may be material. While some of these claims are covered by insurance, we cannot be certain that all of them will be, which could have an adverse impact on our financial condition, results of operations and cash flows.
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
To meet these objectives and oversee the programs, we employ a Chief Information Security Officer (“CISO”). The CISO has over 29 years of cybersecurity experience, 27 years of cybersecurity leadership experience, an MBA in Information Systems, a Master of Science degree in operational analysis and a bachelor’s degree in operations research, holds a Cyber Risk Oversight Certificate from the National Association of Corporate Directors and is a Certified Information Systems Security Professional, CISSP. The CISO works closely with the head of information technology and the data privacy officer to collectively manage our global cybersecurity, information technology and data privacy programs.
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
The Audit Committee of the Board of Directors has oversight responsibility for ERM, including the cybersecurity programs. The CISO provides, typically, at least quarterly updates on cyber security to the Audit Committee, including on the cybersecurity aspects noted by the ERM Committee and CPS Committee, and regularly meets with the Audit Committee in executive sessions. The presentations highlight the state of our cybersecurity and data security programs, as well as our progress on key initiatives in this area.
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
ITEM 2. — PROPERTIES
We have received concessions from the Macao government to build on a six-acre land site for the Sands Macao and the sites on which The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao are located. We do not own these land sites in Macao; however, the land concessions grant us exclusive use of the land. Land concessions in Macao generally have an initial term of 25 years with automatic extensions of 10 years thereafter in accordance with Macao law. As specified in the land concessions, we are required to pay premiums, which are either payable in a single lump sum upon acceptance of our land concessions by the Macao government or in seven semi-annual installments, as well as annual rent for the term of the land concession, which may be revised every five years by the Macao government. In October 2008, the Macao government amended our land concession to separate the retail and hotel portions of The Plaza Macao and Four Seasons Macao parcel and allowed us to subdivide the parcel into four separate components, consisting of retail; hotel/casino; an apart-hotel tower; and parking areas. In consideration for the amendment, we paid an additional land premium of approximately $18 million and will pay adjusted annual rent over the remaining term of the concession, which increased slightly due to the revised allocation of parcel use. With the expiry of VML’s subconcession on December 31, 2022, all of our casinos, gaming areas and respective supporting areas located in the Sands Macao, The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao and The Parisian Macao, with a total area of approximately 136,000 square meters (representing approximately 4.7% of the total property area of these entities), reverted to and are owned by the Macao government. These casinos and gaming areas, as well as respective supporting areas, have been temporarily transferred to us for the duration of the Concession in exchange for an annual fee. This fee, calculated based on a price per square meter of reverted gaming area, was set at 750 patacas per square meter for the first three years and increased to 2,500 patacas for the remaining seven years (approximately $94 and $312, respectively, at exchange rates in effect on December 31, 2025). Furthermore, the fee per square meter will be subject to an annual adjustment based on the previous year’s average price index in Macao.
Under the Development Agreement with the STB, we paid SGD 1.20 billion (approximately $756 million at exchange rates in effect at the time of the transaction) in premium payments for the 60-year lease of the land on which the Marina Bay Sands is located. In connection with the Second Development Agreement with the STB, we paid $963 million in premium payments for the lease of the parcels of land underlying the proposed MBS Expansion Project site, which will be effective until August 21, 2066. In January 2025, MBS entered into the Second Supplemental Agreement whereby MBS committed to assume liability for the cost of the land premium associated with the Additional Gaming Area purchase as well as other adjustments to the land premiums resulting from the consequential changes to the allocations of gross floor area for the MBS Expansion Project since the first payment made in 2019. In April 2025, we paid SGD 1.13 billion (approximately $848 million at exchange rates in effect at the time of the transaction) for the purchase of the Additional Gaming Area. The remainder of the Additional Land Premium related to the Second Supplemental Agreement is expected to be approximately SGD 182 million (approximately $142 million at exchange rates in effect on December 31, 2025) and to be finalized during the first quarter of 2026.
ITEM 3. — LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16 — Commitments and Contingencies — Litigation.”
ITEM 4. — MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock trades on the NYSE under the symbol “LVS.” As of February 4, 2026, there were 671,910,723 shares of our common stock outstanding that were held by 260 stockholders of record.
Preferred Stock
We are authorized to issue up to 50 million shares of preferred stock. Our Board of Directors is authorized, subject to limitations prescribed by Nevada law and our articles of incorporation, to determine the terms and conditions of the preferred stock, including whether the shares of preferred stock will be issued in one or more series, the number of shares to be included in each series and the powers, designations, preferences and rights of the shares. Our Board of Directors is also authorized to designate any qualifications, limitations or restrictions on the shares without any further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company and may adversely affect the voting and other rights of the holders of our common stock, which could have an adverse impact on the market price of our common stock.
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
Our subsidiaries’ debt arrangements place restrictions on their ability to pay cash dividends to the Company. This may restrict our ability to pay cash dividends other than from cash on hand. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restrictions on Distributions” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11 — Debt.”
Common Stock Dividends
In January 2026, our Board of Directors declared a quarterly dividend of $0.30 per common share (a total estimated to be approximately $202 million) to be paid on February 18, 2026, to stockholders of record on February 9, 2026. We expect this level of dividend to continue quarterly through the remainder of 2026. Our Board of Directors will continue to assess the level of appropriateness of any cash dividends.
Recent Sales of Unregistered Securities
There have not been any sales by the Company of equity securities in the last three fiscal years that have not been registered under the Securities Act of 1933.
Purchases of Equity Securities by the Issuer

The following table provides information about share repurchases we made of our common stock during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
October 1, 2025 — October 31, 2025	2,784,771	$54.70	2,784,771	$1,904
November 1, 2025 — November 30, 2025	5,359,860	$64.86	5,359,860	$1,557
December 1, 2025 — December 31, 2025	—	$—	—	$1,557
Total	8,144,631		8,144,631
____________________
(1)    Calculated excluding commissions.
(2)    On October 22, 2024, our Board of Directors authorized increasing the remaining share repurchase amount of the share repurchase program from $195 million to $2.0 billion and extending its expiration date from November 3, 2025 to November 3, 2026. On April 22, 2025, our Board of Directors authorized increasing the remaining share repurchase amount from $1.10 billion to $2.0 billion. On October 21, 2025, our Board of

Directors authorized increasing the remaining share repurchase amount of the share repurchase program from $645 million to $2.0 billion and extending its expiration date from November 3, 2026 to November 3, 2027.
All repurchases under the stock repurchase program are made from time to time at our discretion in accordance with applicable federal securities laws in the open market or otherwise, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases or block trades, subject to market conditions, applicable legal requirements and other factors. All share repurchases of our common stock have been recorded as treasury shares.

Performance Graph
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Index (“S&P 500”) and the Dow Jones US Gambling Index, during the five years ended December 31, 2025. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The stock price performance in this graph is not necessarily indicative of future stock price performance.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/2025
Las Vegas Sands Corp.
S&P 500
Dow Jones US Gambling Index

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Las Vegas Sands Corp.	$100.00	$63.15	$80.65	$83.19	$88.34	$114.36
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Dow Jones US Gambling Index	$100.00	$87.18	$65.00	$84.71	$84.53	$81.82
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
Overview
We view each of our Integrated Resorts as an operating segment. Our operating segments in Macao consist of The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; and Sands Macao. Our operating segment in Singapore is Marina Bay Sands.
During 2025, we achieved milestones in advancing several of our strategic objectives. During the second quarter of 2025, we completed the conversion of the Sheraton Grand Macao into the Londoner Grand, which included the construction of 2,405 newly renovated rooms and suites, representing Macao’s first Marriott International Luxury Collection hotel, upgraded the gaming areas and included the addition of attractions, dining, retail and entertainment offerings. Additionally, we completed the renovations of the Tower 3 hotel rooms at Marina Bay Sands into world class suites in the second quarter of 2025. The completion of the renovations of Towers 1, 2 and 3 resulted in a total of 1,844 rooms, including 775 suites.
Macao
The Macao government announced total visitation from mainland China to Macao increased approximately 18.5% during the year ended December 31, 2025, as compared to the same period in 2024. The Macao government also announced gross gaming revenue increased approximately 9.1% during the year ended December 31, 2025, as compared to the same period in 2024.
Singapore
Airlift passenger movement has increased with a total of 70 million passengers having passed through Singapore’s Changi Airport during the year ended December 31, 2025, an increase of 3.4% compared to the same period in 2024.
The STB announced total visitation to Singapore increased from approximately 16.5 million during the year ended December 31, 2024 to approximately 16.9 million during the year ended December 31, 2025.
Summary
Our Macao operations continue to face a competitive casino operating environment, with adjusted property EBITDA having decreased $17 million, or 0.7%, compared to the year ended December 31, 2024.
Our Singapore operations continue to deliver exceptional results in terms of adjusted property EBITDA having increased $870 million, or 42.4%, compared to the year ended December 31, 2024, with the key driver being an increase in gross gaming revenue.
We have a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $3.84 billion as of December 31, 2025 and access to $1.50 billion, $1.71 billion and $458 million of available borrowing capacity from our 2024 LVSC Revolving Facility, 2024 SCL Revolving Facility and 2025 Singapore Revolving Facility, respectively, as of the date of this Annual Report on Form 10-K. We believe we are able to support our continuing operations, complete the major construction projects that are underway and maintain our share repurchase and dividend programs to continue to return excess capital to stockholders.

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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.3% in Macao and 3.7% for Singapore (through June 30, 2024). During the three months ended September 30, 2025, we revised our expected win percentage for Singapore to be based on the theoretical hold percentage measured by technology-enabled tables (“smart tables”). The quarterly theoretical hold percentage based on smart table data was 3.8%, 4.1%, 4.2% and 3.9% for the three months ended March 31, June 30, September 30 and December 31, 2025, respectively, and 3.5% and 3.7% for the three months ended September 30 and December 31, 2024, respectively, in Singapore. Actual win and hold percentages may vary from our expected win percentage and historical win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 9.4% and 12.3%, respectively, of our table games play was conducted on a credit basis for the year ended December 31, 2025.
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
Mall revenue measurements: Occupancy, base rent per square foot and tenant sales per square foot are used as performance indicators. Occupancy represents gross leasable occupied area (“GLOA”) divided by gross leasable area (“GLA”) at the end of the reporting period. GLOA is the sum of: (1) tenant occupied space under lease and (2) tenants no longer occupying space, but paying rent. GLA does not include space currently under development or not on the market for lease. Base rent per square foot is the weighted average base or minimum rent charge, excluding rent concessions, in effect at the end of the reporting period for all tenants that would qualify to be included in occupancy. Tenant sales per square foot is the sum of reported comparable sales for the trailing twelve months divided by the comparable square footage for the same period. Only tenants that have been open for a minimum of twelve months are included in the tenant sales per square foot calculation.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Summary Financial Results

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change

	(Dollars in millions)
Net revenues	$13,017	$11,298	$1,719	15.2%
Operating income	2,818	2,402	416	17.3%
Net income	1,866	1,752	114	6.5%
Operating Revenues
Our net revenues consisted of the following:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change

	(Dollars in millions)
Casino	$9,789	$8,303	$1,486	17.9%
Rooms	1,422	1,274	148	11.6%
Food and beverage	644	607	37	6.1%
Mall	801	755	46	6.1%
Convention, retail and other	361	359	2	0.6%
Total net revenues	$13,017	$11,298	$1,719	15.2%
Consolidated net revenues increased due to increases of $1.36 billion and $360 million at Marina Bay Sands and our Macao operations, respectively.
Net casino revenues increased due to increases of $1.25 billion and $237 million at Marina Bay Sands and our Macao operations, respectively. Casino revenues at Marina Bay Sands increased due to overall increases in win and hold percentages, as well as an increase in table games volumes. Casino revenues at our Macao operations increased due to increases in table games and slot volumes and Rolling Chip win percentage, partially offset by decreases in Non-Rolling Chip win and slot hold percentages. The following table summarizes the results of our casino activity:

	Year Ended December 31,
	2025	2024	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total casino revenues	$2,146	$2,282	(6.0)%
Non-Rolling Chip drop	$9,549	$9,299	2.7%
Non-Rolling Chip win percentage	23.2%	24.7%	(1.5)	pts
Rolling Chip volume	$4,130	$3,701	11.6%
Rolling Chip win percentage	3.77%	4.43%	(0.66)	pts
Slot handle	$5,784	$5,946	(2.7)%
Slot hold percentage	3.6%	3.8%	(0.2)	pts
The Londoner Macao
Total casino revenues	$1,946	$1,462	33.1%
Non-Rolling Chip drop	$8,638	$6,791	27.2%
Non-Rolling Chip win percentage	22.7%	21.5%	1.2	pts
Rolling Chip volume	$9,657	$7,633	26.5%
Rolling Chip win percentage	3.41%	3.34%	0.07	pts
Slot handle	$8,268	$6,057	36.5%
Slot hold percentage	3.8%	3.8%	—	pts

	Year Ended December 31,
	2025	2024	Change

	(Dollars in millions)
The Parisian Macao
Total casino revenues	$657	$740	(11.2)%
Non-Rolling Chip drop	$3,067	$3,768	(18.6)%
Non-Rolling Chip win percentage	21.2%	20.9%	0.3	pts
Rolling Chip volume(1)	$709	$244	190.6%
Rolling Chip win percentage	4.25%	(7.82)%	12.07	pts
Slot handle	$3,812	$3,461	10.1%
Slot hold percentage	3.7%	4.1%	(0.4)	pts
The Plaza Macao and Four Seasons Macao
Total casino revenues	$569	$572	(0.5)%
Non-Rolling Chip drop	$2,832	$2,784	1.7%
Non-Rolling Chip win percentage	22.2%	24.3%	(2.1)	pts
Rolling Chip volume	$6,754	$9,311	(27.5)%
Rolling Chip win percentage	3.35%	2.03%	1.32	pts
Slot handle	$67	$57	17.5%
Slot hold percentage	2.3%	3.4%	(1.1)	pts
Sands Macao
Total casino revenues	$265	$290	(8.6)%
Non-Rolling Chip drop	$1,561	$1,597	(2.3)%
Non-Rolling Chip win percentage	15.3%	16.6%	(1.3)	pts
Rolling Chip volume	$126	$131	(3.8)%
Rolling Chip win percentage	5.19%	4.40%	0.79	pts
Slot handle	$2,667	$2,152	23.9%
Slot hold percentage	2.7%	3.0%	(0.3)	pts
Singapore Operations:
Marina Bay Sands
Total casino revenues	$4,206	$2,957	42.2%
Non-Rolling Chip drop	$10,097	$8,670	16.5%
Non-Rolling Chip win percentage	23.4%	20.1%	3.3	pts
Rolling Chip volume	$39,445	$28,942	36.3%
Rolling Chip win percentage	4.54%	3.60%	0.94	pts
Slot handle	$25,055	$25,045	—%
Slot hold percentage	4.4%	3.8%	0.6	pts
_________________________
(1)Rolling Chip tables were made available based on demand beginning in March 2024.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues increased due to increases of $79 million and $69 million at our Macao operations and Marina Bay Sands, respectively. Macao room revenues increased due to increases in ADR and occupancy, partially offset by a decrease in available rooms in connection with the conversion of the Sheraton towers to the Londoner Grand, which was completed in April 2025. Marina Bay Sands room revenues increased due to increases in ADR and occupancy, partially offset by a decrease in available rooms due to reduced inventory upon the phased completion of the room renovations, which concluded in May 2025.
The following table summarizes the results of our room activity:

	Year Ended December 31,
	2025	2024	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$208	$210	(1.0)%
Occupancy rate	98.8%	98.1%	0.7	pts
Average daily room rate (ADR)	$200	$203	(1.5)%
Revenue per available room (RevPAR)	$198	$199	(0.5)%
The Londoner Macao
Total room revenues	$375	$302	24.2%
Occupancy rate	96.3%	96.4%	(0.1)	pts
Average daily room rate (ADR)	$269	$216	24.5%
Revenue per available room (RevPAR)	$259	$208	24.5%
The Parisian Macao
Total room revenues	$137	$137	—%
Occupancy rate	98.8%	97.3%	1.5	pts
Average daily room rate (ADR)	$150	$153	(2.0)%
Revenue per available room (RevPAR)	$149	$149	—%
The Plaza Macao and Four Seasons Macao
Total room revenues	$115	$107	7.5%
Occupancy rate	94.4%	91.1%	3.3	pts
Average daily room rate (ADR)	$503	$486	3.5%
Revenue per available room (RevPAR)	$475	$443	7.2%
Sands Macao
Total room revenues	$18	$18	—%
Occupancy rate	99.0%	99.0%	—	pts
Average daily room rate (ADR)	$171	$174	(1.7)%
Revenue per available room (RevPAR)	$169	$172	(1.7)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$569	$500	13.8%
Occupancy rate	95.3%	94.8%	0.5	pts
Average daily room rate (ADR)	$944	$826	14.3%
Revenue per available room (RevPAR)	$900	$783	14.9%
Food and beverage revenues increased due to increases of $27 million and $10 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was primarily due to increased business volumes and the opening of a new venue. The increase at our Macao operations was primarily due to the opening of new venues since September 2024, partially offset by a decrease in business volumes at other outlets.

Mall revenues increased due to increases of $28 million and $18 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was driven by increases of $20 million in overage rent, $4 million in base rent and $4 million in revenues related to common area maintenance (“CAM”), and the increase at Marina Bay Sands was due to an $18 million increase in base rent.
For further information related to the financial performance of our malls, see “Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Year Ended December 31,
	2025	2024	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$254	$230	10.4%
Mall gross leasable area (in square feet)	829,872	822,424	0.9%
Occupancy	89.9%	85.7%	4.2	pts
Base rent per square foot	$284	$290	(2.1)%
Tenant sales per square foot	$1,894	$1,581	19.8%
Shoppes at Londoner(1)
Total mall revenues	$92	$77	19.5%
Mall gross leasable area (in square feet)	518,138	566,251	(8.5)%
Occupancy	78.6%	72.7%	5.9	pts
Base rent per square foot	$184	$163	12.9%
Tenant sales per square foot	$1,589	$1,457	9.1%
Shoppes at Parisian(1)
Total mall revenues	$19	$27	(29.6)%
Mall gross leasable area (in square feet)	256,825	296,818	(13.5)%
Occupancy	71.9%	69.4%	2.5	pts
Base rent per square foot	$79	$99	(20.2)%
Tenant sales per square foot	$458	$489	(6.3)%
Shoppes at Four Seasons(1)
Total mall revenues	$155	$158	(1.9)%
Mall gross leasable area (in square feet)	248,304	261,898	(5.2)%
Occupancy	95.0%	96.5%	(1.5)	pts
Base rent per square foot	$620	$636	(2.5)%
Tenant sales per square foot	$4,375	$5,379	(18.7)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$280	$262	6.9%
Mall gross leasable area (in square feet)	620,562	615,869	0.8%
Occupancy	97.0%	99.3%	(2.3)	pts
Base rent per square foot	$393	$357	10.1%
Tenant sales per square foot	$2,967	$2,878	3.1%
_________________________
Note: This table excludes the results of our retail outlets at Sands Macao.
(1)    During the year ended December 31, 2025, approximately 49,000, 40,000 and 14,000 square feet of space at the Shoppes at Londoner, the Shoppes at Parisian and the Shoppes at Four Seasons, respectively, were removed from the respective gross leasable area as they were taken off the market and not available for leasing.

Operating Expenses
Our operating expenses consisted of the following:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change

	(Dollars in millions)
Casino	$5,268	$4,611	$657	14.2%
Rooms	352	313	39	12.5%
Food and beverage	562	512	50	9.8%
Mall	92	87	5	5.7%
Convention, retail and other	262	254	8	3.1%
Provision for credit losses	85	19	66	347.4%
General and administrative	1,188	1,150	38	3.3%
Corporate	310	290	20	6.9%
Pre-opening	24	14	10	71.4%
Development	269	228	41	18.0%
Depreciation and amortization	1,464	1,308	156	11.9%
Amortization of leasehold interests in land	76	60	16	26.7%
Loss on disposal or impairment of assets	247	50	197	394.0%
Total operating expenses	$10,199	$8,896	$1,303	14.6%
Operating expenses increased due primarily to increases of $658 million and $438 million at Marina Bay Sands and our Macao operations, respectively, and $189 million in loss on impairment of assets related to our development activities.
Casino expenses increased due to increases of $347 million and $310 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was primarily attributable to an increase of $302 million in gaming taxes, consistent with increased gross gaming revenues, and an increase in gaming tax rates from 8% to 12% on premium play beginning in July 2025 (compared to the increased tax rate beginning in November 2024 in the prior year) due to the tiered tax structure in Singapore, and a $33 million increase in payroll and related expenses. The increase at our Macao operations was primarily attributable to an increase in gaming taxes of $176 million, consistent with increased gross gaming revenues, and increases of $65 million in payroll and related expenses and $37 million in casino marketing expenses.
Room expenses increased due to increases of $21 million and $18 million at Marina Bay Sands and our Macao operations, respectively. The increases were driven by higher costs associated with new and elevated suites and rooms introduced at Marina Bay Sands and the conversion of the Sheraton towers to the Londoner Grand in Macao, which concluded in April 2025.
Food and beverage expenses increased due to increases of $33 million and $17 million at Marina Bay Sands and our Macao operations, respectively. The increases were driven by increased business volumes and the opening of venues at Marina Bay Sands and our Macao operations since the second half of 2024.
The provision for credit losses increased due to increases of $53 million and $13 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was due to an increase of $48 million in the provision for the current year and a $5 million decrease in collections on previously reserved accounts. The increase at our Macao operations was due to a $13 million increase in provision for the current year. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased primarily driven by increases of $35 million and $3 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was due to increases of $15 million in payroll, $11 million in property taxes and $8 million in maintenance contracts, partially offset by a $13 million decrease in utilities. The increase at our Macao operations was due to increases of $8 million in maintenance contracts and $7 million in payroll, partially offset by decreases of $7 million in operating leases and $5 million in other expenses.
Corporate expenses increased primarily due to increases of $24 million in corporate branding costs driven by the NBA China Games in October 2025 and $18 million in payroll and related expenses, partially offset by a $12 million charitable contribution commitment to the University of Nevada, Las Vegas to establish the Sands Institute for Chinese Language and Culture in 2024 and

$10 million incurred during the three months ended March 31, 2024, related to a shareholder dividend tax agreement with the Macao government, which was finalized in February 2024 and covers the years 2023 to 2025.
Pre-opening expenses represent personnel and other costs incurred prior to the opening of new ventures, which are expensed as incurred. Pre-opening expenses were $16 million and $8 million at Marina Bay Sands and our Macao operations, respectively, for the year ended December 31, 2025, primarily related to $11 million in property taxes related to the MBS Expansion Project at Marina Bay Sands and $6 million in marketing and media expenses for the Londoner Grand in Macao. Pre-opening expenses were $10 million and $4 million at Marina Bay Sands and our Macao operations, respectively, for the year ended December 31, 2024, primarily related to $6 million in property taxes related to the MBS Expansion Project, as well as the new guest rooms at Marina Bay Sands, and $2 million in payroll expenses at the Londoner Grand in Macao.
Development expenses were $269 million for the year ended December 31, 2025, compared to $228 million for the year ended December 31, 2024. During the year ended December 31, 2025, the costs were associated with our evaluation and pursuit of new business opportunities, primarily $193 million for our digital gaming related efforts and $71 million for opportunities in New York and Texas. During the year ended December 31, 2024, the costs were primarily related to $157 million for our digital gaming related efforts and $65 million for opportunities in New York and Texas. Development costs are expensed as incurred.
Depreciation and amortization increased, primarily due to increases of $119 million and $36 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was primarily due to the completion of renovations that were placed into service throughout 2024 and 2025. The increase at our Macao operations was driven by $112 million in new assets placed into service throughout 2024 and 2025, mainly related to Phase II of The Londoner Macao project and the Venetian Arena, partially offset by a decrease of $81 million in depreciation due to assets fully depreciated during 2024 and throughout 2025, including Sheraton-related assets fully depreciated in connection with Phase II of The Londoner Macao project.
Loss on disposal or impairment of assets was $247 million for the year ended December 31, 2025, compared to $50 million for the year ended December 31, 2024. We had loss on impairments of $191 million for the year ended December 31, 2025. The impairments were due to: (i) our decision to not pursue a casino license from the State of New York and the state’s subsequent granting of all available licenses in December 2025; (ii) not continuing the development of certain digital gaming activities; and (iii) certain activities associated with initiatives in Texas. In addition, loss on disposal of assets for the year ended December 31, 2025 was $56 million, primarily related to the write-off of $29 million in design costs for an expansion project at The Venetian Macao, $10 million in demolition and asset disposal costs related to renovations at the Londoner Macao and $6 million in asset disposals related to an aircraft remodel. Loss on disposal of assets incurred for the year ended December 31, 2024, was primarily due to a $32 million loss at our Macao operations, including $24 million in demolition costs, primarily related to the upgrade of the Venetian Arena and Phase II of The Londoner Macao, a $9 million loss in Singapore, including $7 million in demolition costs related to room renovations at Marina Bay Sands, and a $9 million loss at corporate, primarily due to the sale of an aircraft.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 19 — Segment Information” for discussion of our operating segments):

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$946	$1,093	$(147)	(13.4)%
The Londoner Macao	778	543	235	43.3%
The Parisian Macao	218	297	(79)	(26.6)%
The Plaza Macao and Four Seasons Macao	313	321	(8)	(2.5)%
Sands Macao	31	56	(25)	(44.6)%
Ferry Operations and Other	24	17	7	41.2%
	2,310	2,327	(17)	(0.7)%
Marina Bay Sands	2,922	2,052	870	42.4%
Consolidated adjusted property EBITDA(1)	$5,232	$4,379	$853	19.5%
_________________________
(1)Consolidated adjusted property EBITDA, which is a non-GAAP financial measure, is used by management as the primary measure of the operating performance of our segments. Consolidated adjusted property EBITDA is net income (loss) before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA is a supplemental non-GAAP financial measure used by management, as well as industry analysts, to evaluate operations and operating performance. In particular, management utilizes consolidated adjusted property EBITDA to compare the operating profitability of our operations with those of our competitors, as well as a basis for determining certain incentive compensation. Integrated Resort companies, including LVSC, have historically reported adjusted property EBITDA as a supplemental performance measure to GAAP financial measures. In order to view the operations of their properties on a more stand-alone basis, Integrated Resort companies, including LVSC, have historically excluded certain expenses that do not relate to the management of specific properties, such as pre-opening expense, development expense and corporate expense, from their adjusted property EBITDA calculations. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. We have significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments, share repurchases and income taxes, which are not reflected in consolidated adjusted property EBITDA. Not all companies calculate adjusted property EBITDA in the same manner. As a result, our presentation of consolidated adjusted property EBITDA may not be directly comparable to similarly titled measures presented by other companies.

	Year Ended December 31,
	2025	2024

	(In millions)
Consolidated adjusted property EBITDA	$5,232	$4,379

Other Operating Costs and Expenses
Stock-based compensation(a)	(24)	(27)
Corporate	(310)	(290)
Pre-opening	(24)	(14)
Development	(269)	(228)
Depreciation and amortization	(1,464)	(1,308)
Amortization of leasehold interests in land	(76)	(60)
Loss on disposal or impairment of assets	(247)	(50)
Operating income	2,818	2,402
Other Non-Operating Costs and Expenses
Interest income	161	275
Interest expense, net of amounts capitalized	(746)	(727)
Other income (expense)	(15)	10
Loss on modification or early retirement of debt	(5)	—
Income tax expense	(347)	(208)
Net income	$1,866	$1,752
_________________________
a)During the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense of $71 million and $78 million, respectively, of which $47 million and $51 million, respectively, was included in corporate expense in “Part II — Item 8 — Financial Statements and Supplementary Data — Consolidated Statements of Operations.”
Adjusted property EBITDA at our Macao operations decreased $17 million compared to the year ended December 31, 2024. While revenues and our market share of gross gaming revenues in Macao increased, we incurred higher sales and marketing costs to attract patrons to our properties and increased payroll costs due to the competitive environment in Macao, resulting in an overall decrease in adjusted property EBITDA.
Adjusted property EBITDA at Marina Bay Sands increased $870 million compared to the year ended December 31, 2024. The increase was primarily due to an increase in our casino operations, driven by overall increase in win and hold percentages and table games and slot volumes. Additionally, hotel operations increased, driven by the introduction of new suites, rooms and other amenities.

Interest Expense
The following table summarizes information related to interest expense:

	Year Ended December 31,
	2025	2024

	(Dollars in millions)
Interest cost	$757	$741
Less — capitalized interest	(11)	(14)
Interest expense, net	$746	$727
Cash paid for interest	$721	$664
Weighted average total debt balance	$15,396	$14,165
Weighted average interest rate	4.7%	5.0%
Interest cost was primarily impacted by an increase in the weighted average total debt balance from $14.17 billion to $15.40 billion, partially offset by a decrease in the weighted average interest rate from 5.0% to 4.7%. The weighted average total debt balance increased primarily due to the issuance of the LVSC senior notes in May 2025, and from the 2025 Singapore Credit Facility, which proceeds were used to repay the $500 million 2.900% LVSC Senior Notes due June 25, 2025 and to fund our share repurchases and the payment due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the Additional Gaming Area. The weighted average interest rate decreased primarily due to lower interest rates on the 2025 Singapore Credit Facility and the 2024 SCL Term Loan Facility, partially offset by higher rates on the LVSC senior notes issued in May 2025. We also recorded $30 million in imputed interest expense on the Macao Concession financial liability in 2025 and 2024 (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8 —Goodwill and Intangible Assets, Net”).
Other Factors Affecting Earnings
Interest income was $161 million for the year ended December 31, 2025, compared to $275 million for the year ended December 31, 2024, a decrease of $114 million, which was primarily attributable to a decrease in cash available to invest due to share repurchases, dividend payments and development-related spend in the last twelve months. Additionally, interest income decreased $16 million due to a lower interest rate on the seller financing loan in connection with the sale of the Las Vegas real property and operations.
Other expense was $15 million for the year ended December 31, 2025, compared to other income of $10 million for the year ended December 31, 2024. Other expense for the year ended December 31, 2025, was primarily attributable to foreign currency transaction losses related to the early redemption of the remaining balance of the 5.125% SCL Senior Notes due August 8, 2025 of $1.63 billion, foreign currency transaction losses driven by the U.S. dollar-denominated debt held by SCL and a debt investment impairment loss.
Our income tax expense was $347 million on income before income taxes of $2.21 billion for the year ended December 31, 2025, resulting in a 15.7% effective income tax rate. This compares to a 10.6% effective income tax rate for the year ended December 31, 2024. The income tax expense for the year ended December 31, 2025, reflects a 17% statutory tax rate on our Singapore operations, a 21% corporate income tax rate on our U.S. operations and a zero percent rate on our Macao gaming operations due to our income tax exemption in Macao. The income tax expense for the year ended December 31, 2024, reflects an income tax benefit of $57 million related to the reversal of the anticipated Macao shareholder dividend tax previously recorded due to the shareholder dividend tax agreement entered into with the Macao government in February 2024, which covered the years from 2023 through 2025.
The net income attributable to our noncontrolling interests was $239 million for the year ended December 31, 2025, compared to $306 million for the year ended December 31, 2024. These amounts were related to the noncontrolling interest of SCL. The decrease of $67 million was primarily due to a decrease in the net income of SCL for the year ended December 31, 2025, and the purchase of additional shares of SCL common stock by us during the year ended December 31, 2025, which resulted in our ownership of SCL having increased from 72.13% as of December 31, 2024 to 74.80% as of December 31, 2025.

Additional Information Regarding our Retail Mall Operations
The following table summarizes the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the years ended December 31, 2025 and 2024:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the year ended December 31, 2025
Mall revenues:
Minimum rents(1)	$195	$117	$54	$9	$194
Overage rents	25	27	16	3	54
CAM, levies and direct recoveries	34	11	22	7	32
Total mall revenues	254	155	92	19	280
Mall operating expenses:
Common area maintenance	15	6	9	5	24
Marketing and other direct operating expenses	13	8	5	3	4
Mall operating expenses	28	14	14	8	28
Property taxes(2)	1	—	—	—	6
Mall-related expenses(3)	$29	$14	$14	$8	$34
For the year ended December 31, 2024
Mall revenues:
Minimum rents(1)	$185	$125	$45	$16	$176
Overage rents	13	22	13	3	53
CAM, levies and direct recoveries	32	11	19	8	33
Total mall revenues	230	158	77	27	262
Mall operating expenses:
Common area maintenance	15	6	9	5	20
Marketing and other direct operating expenses	9	8	5	3	7
Mall operating expenses	24	14	14	8	27
Property taxes(2)	1	—	—	—	5
Mall-related expenses(3)	$25	$14	$14	$8	$32
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

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
A discussion of changes in our results of operations between 2024 and 2023 has been omitted from this Form 10-K and can be found in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Year Ended December 31,
	2025	2024

	(In millions)
Net cash generated from operating activities	$3,023	$3,204
Cash flows from investing activities:
Capital expenditures	(1,168)	(1,567)
Proceeds from disposal of property and equipment	7	1
Acquisition of intangible assets and other	(75)	(13)
Other	19	—
Net cash used in investing activities	(1,217)	(1,579)
Cash flows from financing activities:
Proceeds from exercise of stock options	264	1
Tax withholding on vesting of equity awards	(2)	(5)
Repurchase of common stock	(2,217)	(1,750)
Dividends paid and noncontrolling interest payments	(833)	(590)
Proceeds from debt	6,781	1,748
Repayments of debt	(4,918)	(2,074)
Payments of financing costs	(201)	(60)
Settled contracts for purchase of noncontrolling interest	(483)	(215)
Unsettled contracts for purchase of noncontrolling interest	—	(35)
Other	(34)	(80)
Net cash used in financing activities	$(1,643)	$(3,060)
A discussion of changes in cash flows between 2024 and 2023 has been omitted from this Form 10-K and can be found in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis and to a lesser extent as a trade receivable. Operating cash flows are generally affected by changes in operating income, accounts receivable, gaming related liabilities and interest payments. For the year ended December 31, 2025, cash generated from operations was $3.02 billion, a decrease of $181 million compared to $3.20 billion for the year ended December 31, 2024. The decrease in cash generated from operations was primarily related to the $848 million payment for MBS’ purchase of the Additional Gaming Area and a decrease in operating income from our Macao properties, partially offset by an increase in operating income from Marina Bay Sands and an increase in cash related to changes in working capital.
Cash Flows — Investing Activities
Capital expenditures for the year ended December 31, 2025, totaled $1.17 billion. Included in this amount was $574 million for construction activities at Marina Bay Sands, primarily due to the room renovations completed across the property, $555 million for construction and development activities in Macao, which consisted of $312 million for The Londoner Macao, primarily due to the Londoner Grand, $186 million for The Venetian Macao and $57 million for the other Macao properties, and $39 million for corporate and other costs. Additionally, in March 2025, we paid approximately $75 million to the Singapore Gambling Regulatory Authority as part of the process to renew our gaming license at Marina Bay Sands, which now expires in April 2028.

Capital expenditures for the year ended December 31, 2024, totaled $1.57 billion. Included in this amount was $879 million for construction and development activities in Macao, which consisted of $545 million for The Londoner Macao, $262 million for The Venetian Macao, $39 million for The Parisian Macao and $33 million for other Macao properties, $648 million for construction activities at Marina Bay Sands, primarily due to the room renovations completed across the property, and $40 million for corporate and other costs.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $1.64 billion for the year ended December 31, 2025. We utilized $2.22 billion for common stock repurchases, $833 million for dividend and noncontrolling interest payments, $483 million to purchase SCL shares through forward contracts and open market transactions, and $201 million for deferred offering costs for the refinancing of the 2025 LVSC Senior Notes and the 2025 Singapore Credit Facility, and the draw down on the 2024 SCL Term Loan Facility. Additionally, there were net proceeds of debt of $1.86 billion, primarily related to proceeds received from the issuance of the 2025 LVSC Senior Notes and the 2025 Singapore Credit Facility, and $264 million in proceeds received from the exercise of stock options. Lastly, we paid $35 million in other financial liability payments.
Net cash flows used in financing activities were $3.06 billion for the year ended December 31, 2024. We utilized $1.75 billion for common stock repurchases and $590 million for dividend payments related to our stockholder return of capital program, funded $250 million to purchase common stock of SCL to increase our equity ownership in SCL and funded our capped call contracts for $48 million, net of cash premiums received. There were net repayments of debt of $326 million primarily related to the repurchase of $175 million of SCL senior notes for $174 million and $139 million of repayments on the 2012 Singapore Term Facility. Lastly, we paid $60 million in deferred offering costs, primarily related to the 2024 SCL Credit Facility and the issuance of new LVSC senior notes, and $32 million in other financial liability payments.
Capital Financing Overview
We fund our development projects primarily through operating cash flows and borrowings from our debt instruments (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11 — Debt”).
In February 2025, MBS entered into a new facility agreement, the 2025 Singapore Credit Facility, which provides for an SGD 3.75 billion (approximately $2.92 billion at exchange rates in effect on December 31, 2025) term loan (the “2025 Singapore Term Loan Facility”) and makes available an SGD 750 million (approximately $584 million at exchange rates in effect on December 31, 2025) revolving credit facility (the “2025 Singapore Revolving Facility”) and an SGD 7.50 billion (approximately $5.84 billion at exchange rates in effect on December 31, 2025) term loan facility (the “2025 Singapore Delayed Draw Term Loan Facility”). Additionally, in February 2025, MBS drew down the full amount of the 2025 Singapore Term Loan Facility and SGD 62 million (approximately $46 million at exchange rates in effect at the time of the transaction) from the 2025 Singapore Delayed Draw Term Loan Facility and used the proceeds to pay amounts outstanding under the 2012 Singapore Credit Facility. MBS may draw under the 2025 Singapore Revolving Facility to refinance outstanding indebtedness, pay certain fees, expenses and accrued interest, make dividend payments and for general corporate purposes. The proceeds from the 2025 Singapore Delayed Draw Term Loan Facility may be used to finance development and construction costs, expenses, fees and other payments related to the MBS Expansion Project. In connection with entering into the 2025 Singapore Credit Facility, the commitments under MBS’s amended and restated credit facility agreement, the 2012 Singapore Credit Facility, were terminated. Refer to “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11 — Debt” for further details.
In April 2025, MBS drew down an additional SGD 1.13 billion (approximately $848 million at exchange rates in effect at the time of the payment) from the 2025 Singapore Delayed Draw Term Loan Facility to fund the payment due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the Additional Gaming Area.
In May 2025, in an underwritten public offering, we issued two series of senior unsecured notes in an aggregate principal amount of $1.50 billion (see “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11 — Debt”). The net proceeds from the offering were used to redeem in full the outstanding principal under the $500 million 2.900% LVSC Senior Notes due June 25, 2025 and any accrued interest, and to pay transaction-related fees and expenses. The remaining proceeds are being used for general corporate purposes, including share repurchases.
In June 2025, we drew down HKD 12.75 billion (approximately $1.64 billion at exchange rates in effect at the time of the transaction) under the 2024 SCL Term Loan Facility, the proceeds from which, together with cash on hand, were used to redeem in full the outstanding principal amount of $1.63 billion of the 5.125% SCL Senior Notes due August 8, 2025. Subsequently, in January 2026, we drew down HKD 6.20 billion (approximately $797 million at exchange rates in effect at the time of the transaction) under the 2024 SCL Revolving Facility, the proceeds from which, together with cash on hand, were used to redeem the $800 million 3.800% SCL Senior Notes due January 8, 2026.

Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio, as defined per the respective facility agreements. As of December 31, 2025, our U.S., SCL and Singapore leverage ratios, as defined per the respective credit facility agreements, were 1.34x, 3.38x and 1.37x, respectively, compared to the maximum leverage ratios allowed of 4.00x, 4.00x and 4.50x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
We held unrestricted cash and cash equivalents of $3.84 billion and restricted cash of $125 million as of December 31, 2025, of which approximately $2.45 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.45 billion, approximately $2.07 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to levels of earnings, cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, laws and regulations currently applicable to our subsidiaries and restrictions in connection with their contractual arrangements. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
We believe we have a strong balance sheet and sufficient liquidity in place, including unrestricted cash and cash equivalents of $3.84 billion and cash flow generated from operations, as well as $3.67 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities as of the date of this Annual Report on Form 10-K.
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
Dividends
On February 19, May 14, August 13 and November 12, 2025, we paid a quarterly dividend of $0.25 per common share as part of a regular cash dividend program and, for the year ended December 31, 2025, we recorded $695 million as a distribution against retained earnings. Our Board of Directors announced a $0.20 increase in our recurring common stock dividend for the 2026 calendar year, raising the annual dividend to $1.20 per share ($0.30 per share per quarter). In January 2026, our Board of Directors declared a quarterly dividend of $0.30 per common share (a total estimated to be approximately $202 million) to be paid on February 18, 2026, to stockholders of record on February 9, 2026. We expect this level of dividend to continue quarterly through the remainder of 2026. Our Board of Directors will continue to assess the level of appropriateness of any cash dividends.
On June 20 and September 12, 2025, SCL paid a dividend of HKD 0.25 per share to SCL shareholders (a total of $518 million, of which we retained $380 million during the year ended December 31, 2025).
Purchase of Noncontrolling Interest
During the year ended December 31, 2025, our wholly owned subsidiary, Venetian Venture Development Intermediate II (“VVDI II”), entered into numerous share purchase agreements with financial institutions (the “Agents”) for the purchase of the common stock of SCL (the “SCL Purchase Agreements”). Pursuant to the terms of the SCL Purchase Agreements, VVDI II made up-front payments to the Agents totaling HKD 2.85 billion (approximately $365 million at exchange rates as of the date of the transactions) during 2025.
The SCL Purchase Agreements allowed for the delivery of shares on a daily basis. As of December 31, 2025, 172 million shares in total of SCL common stock were delivered to us.
Additionally, during the year ended December 31, 2025, we purchased the common stock of SCL in open market transactions, which resulted in the purchase of 45 million shares of SCL common stock for HKD 912 million (approximately $117 million at exchange rates in effect at the time of the transactions).
The total additional SCL shares purchased related to these transactions resulted in an increase of our ownership of SCL to approximately 74.80% as of December 31, 2025.
Share Repurchase Program
During the year ended December 31, 2025, our Board of Directors authorized increasing the remaining share repurchase amount to $2.0 billion and extending its expiration date to November 3, 2027. During the year ended December 31, 2025, we repurchased 48 million shares of our common stock for $2.27 billion (including $1 million in commissions and $18 million in excise tax) under our current program. All share repurchases of our common stock have been recorded as treasury stock.

We have approximately $1.56 billion remaining under our authorized share repurchase program. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases or block trades, subject to market conditions, applicable legal requirements and other factors. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, cash flows, legal requirements, other investment opportunities and market conditions.
Aggregate Indebtedness and Other Contractual Obligations
Our total long-term indebtedness and other contractual obligations are summarized below as of December 31, 2025:

	Payments Due by Period(1)
	2026	2027 - 2028	2029 - 2030	Thereafter	Total

	(In millions)
Debt Obligations(2)
LVSC Senior Notes	$1,000	1,750	$1,750	$500	$5,000
SCL Senior Notes(3)	800	2,600	1,350	600	5,350
2024 SCL Term Loan Facility	49	98	1,467	—	1,614
2025 Singapore Term Loan Facility	58	117	117	2,583	2,875
2025 Singapore Delayed Draw Term Facility	—	—	14	917	931
Finance Leases, Including Imputed Interest	20	26	15	325	386
Fixed Interest Payments	458	698	261	143	1,560
Variable Interest Payments(4)	154	299	246	65	764
Macao Concession Related(5)
Macao Annual Premium(6)	40	80	80	80	280
Handover Record(7)	42	85	85	84	296
Contractual Obligations
Operating Leases, Including Imputed Interest(8)	22	34	14	265	335
Mall Deposits(9)	64	73	20	15	172
Other(10)	209	240	79	174	702
Total	$2,916	$6,100	$5,498	$5,751	$20,265
_______________________
(1)As of December 31, 2025, we had a $117 million liability related to uncertain tax positions. We are unable to reasonably estimate the timing of the liability in individual years due to uncertainties in the timing of the effective settlement of tax positions; therefore, such amounts are not included in the table.
(2)See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11 — Debt” for further details on these financing transactions and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 15 — Leases” for further details on finance leases.
(3)In January 2026, the outstanding SCL senior notes of $800 million due in January 2026 were paid off with proceeds from the 2024 SCL Revolving Facility and cash on hand.
(4)Based on the 1-month rate as of December 31, 2025, Hong Kong Inter-Bank Offer Rate (“HIBOR”) of 3.08% and Singapore Overnight Rate Average (“SORA”) of 0.89% plus the applicable interest rate spread in accordance with the respective debt agreements.
(5)In addition to the amounts listed in the table above, under the Macao Concession, we have committed to spend 35.84 billion patacas (approximately $4.47 billion at exchange rates in effect on December 31, 2025) through 2032 on both capital and operating projects, including 33.39 billion patacas (approximately $4.17 billion at exchange rates in effect on December 31, 2025) in non-gaming projects. For the years ended December 31, 2024 and 2023, we spent a total of approximately 5.80 billion patacas (approximately $723 million at exchange rates in effect on December 31, 2025) on these projects. The annual amounts were reviewed and confirmed as qualified spend under the Concession by the Macao government following audits conducted in May 2025 and July 2024, with results issued in November 2025 and 2024, respectively. The Macao government conducts an annual audit to confirm qualified concession investments for the prior year. For the year ended December 31, 2025, the Company spent approximately 2.52 billion patacas (approximately $315 million at exchange rates in effect on December 31,

2025); however, as of the date of this filing, the audit process for the 2025 investments has not yet commenced and the ultimate amount confirmed as qualified spend under the Concession may differ from the amount reported above based on the results of the audit.
We are also required to pay a 35% gross gaming revenue special gaming tax and a 5% gross gaming revenue contribution in Macao, which amounts we pay are variable in nature. Under the Concession, however, we are obligated to pay a special annual gaming premium if the average of the gross gaming revenues of our gaming tables and our electrical or mechanical gaming machines, including slot machines, is lower than a certain minimum amount determined by the Macao government; such special premium being the difference between the gaming tax based on the actual gross gaming revenues and that of the specified minimum amount. Based on the maximum number of gaming tables and gaming machines we are currently authorized to operate, if the monthly special gaming taxes paid during the year aggregates to less than 4.50 billion patacas (approximately $562 million at exchange rates in effect on December 31, 2025), we would be required to pay the difference as the special annual gaming premium.
(6)We are required to pay an annual premium with a fixed portion and a variable portion, which is based on the number and type of gaming tables and gaming machines we operate. Based on the gaming tables and gaming machines (which is at the maximum number of tables and machines currently allowed by the Macao government) in operation and the mix of type of gaming tables as of December 31, 2025, the annual premium payable to the Macao government is approximately $40 million for the years ending December 31, 2026 through December 31, 2030, respectively, and $80 million in aggregate thereafter through the termination of the Concession in December 2032.
(7)Under the Handover Record, we are required to make annual payments of 2,500 patacas (approximately $312 at exchange rates in effect on December 31, 2025) per square meter for the following seven years. Beginning in 2027, the annual payment will be adjusted with the Macao average price index of the corresponding preceding year.
(8)We are party to certain operating leases for real estate, which primarily include $280 million related to long-term land leases in Macao with an anticipated lease term of 50 years, $15 million related to a long-term land lease in Las Vegas with a 40-year lease term and $11 million related to office space in Singapore with a 5-year lease term. See “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 15 — Leases” for further details on operating leases.
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
Some of our hotel properties operate pursuant to management agreements with various experienced third-party hotel operators (management companies), whereby the management company controls the day-to-day operations of each of these hotels, and we are granted limited approval rights with respect to certain of the management company’s actions. The non-cancelable periods of our management agreements range from 14 to 40 years with various extension provisions and some with early termination options. Each management company receives a base management fee, generally a percentage of revenue as defined. There are also monthly fees for certain support services and some also include incentive fees based on attaining certain financial thresholds. Additionally, we have a franchise agreement granting us the right to operate the Londoner Grand as a franchisee under Marriott International’s “Luxury Collection Hotel” brand, which primarily consists of a fixed and variable franchise fee. The non-cancelable period for the franchise agreement is 15 years.
The Company’s non-cancelable contractual obligations also include agreements with certain celebrities and professional sports leagues and teams for the hosting of events, advertising, marketing, promotional and sponsorship opportunities in order to promote the Company’s brand and services.
Off-Balance Sheet Arrangements
We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than foreign currency swaps and net investment hedges. Refer to “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 — Derivative Instruments” for outstanding foreign currency swaps and net investment hedges as of December 31, 2025.
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
•We depend on the continued services of key personnel;
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

Provision for Expected Credit Losses
We maintain a provision for expected credit losses on casino, hotel and mall receivables and regularly evaluate the balances. We apply standard reserve percentages to aged account balances, which are grouped based on shared credit risk characteristics and days past due. The reserve percentages are based on estimated loss rates supported by historical observed default rates over the expected life of the receivable and are adjusted for forward-looking information. We also specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information and adjust the aforementioned reserve with the results from the individual reserve analysis. We also monitor regional and global economic conditions and forecasts in our evaluation of the adequacy of the recorded reserves.
Account balances are written off against the provision when we believe it is probable the receivable will not be recovered. Credit or marker play was 9.4% and 12.3% of table games play at our Macao properties and Marina Bay Sands, respectively, during the year ended December 31, 2025. Our provision for casino credit losses was 26.4% and 39.0% of gross casino receivables as of December 31, 2025 and 2024, respectively. Our provision for credit losses from our hotel and other receivables was not material.
Litigation Accrual
We are subject to various claims and legal actions. We estimate the accruals for these claims and legal actions based on all relevant facts and circumstances currently available and include such accruals in other accrued liabilities in the consolidated balance sheets when it is determined such contingencies are both probable and reasonably estimable.
Property and Equipment
As of December 31, 2025, we had net property and equipment of $11.67 billion, representing 53.3% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations, such as contractual life. Future events, such as property expansions, property developments, new competition or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. The estimated useful lives of assets are periodically reviewed and adjusted as necessary on a prospective basis.
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
Gaming Assets under the Macao Concession
As we continue to operate the Gaming Assets, as defined in “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6 — Property and Equipment, Net,” in the same manner as under the previous subconcession, obtain substantially all of the economic benefits and bear all of the risks arising from the use of these assets, as well as assume VML will be successful in being awarded a new concession upon expiry of the current concession, we continue to recognize these Gaming Assets as property and equipment over their remaining estimated useful lives.
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

Our foreign and U.S. tax rate differential reflects the fact that U.S. tax rates are higher than the statutory tax rates in Singapore and Macao of 17% and 12%, respectively. In February 2024, we received an exemption from Macao’s corporate income tax on profits generated by the operation of casino games of chance for the period from January 1, 2023 through December 31, 2027.
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
We recorded a valuation allowance on the net deferred tax assets of certain foreign jurisdictions of $242 million and $314 million as of December 31, 2025 and 2024, respectively, and a valuation allowance on foreign tax credit carryforwards, interest expense carryforward, and other U.S. deferred tax assets of $1.69 billion and $2.46 billion as of December 31, 2025 and 2024, respectively. Management will reassess the realization of deferred tax assets at each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent the financial results of these operations improve and it becomes “more-likely-than-not” the deferred tax assets are realizable, we will be able to reduce the valuation allowance in the period such determination is made, as appropriate.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provide a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is “more-likely-than-not” the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely, based solely on the technical merits of being sustained on examination. We recorded unrecognized tax benefits and related interest and penalties of $157 million and $148 million as of December 31, 2025 and 2024, respectively. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may be different.
Our major tax jurisdictions are the U.S., Macao, and Singapore. We could be subject to examination for tax years beginning in 2021 in Macao and Singapore and tax years 2010 through 2015 and 2020 through 2024 in the U.S.
Recent Accounting Pronouncements
See related disclosure at “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements.”
ITEM 7A. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures to market risk are interest rate risk associated with our debt and foreign currency exchange rate risk associated with our operations outside the U.S., which we may manage through the use of futures, options, caps, forward contracts and similar instruments. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions.
As of December 31, 2025, the estimated fair value of our debt, excluding finance leases, was approximately $15.78 billion, compared to its contractual value of $15.77 billion. The estimated fair value of our debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our debt to change by $259 million. A hypothetical 100 basis point change in HIBOR and SORA would cause our annual interest cost on our debt to change by approximately $54 million.
Foreign currency transaction losses for the year ended December 31, 2025, were $21 million primarily due to U.S. dollar denominated debt issued by SCL. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of December 31, 2025, a hypothetical 10% adverse change in the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $34 million, and a hypothetical 1% adverse change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $14 million (net of the impact from the foreign currency swap agreements). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations, thereby reducing our exposure to currency fluctuations.

ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Las Vegas Sands Corp. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Accounts Receivable, net - Provision for Expected Credit Losses on Casino Receivables - Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Company maintains a provision for expected credit losses on casino, hotel and mall receivables and regularly evaluates the balance. A substantial portion of the provision for expected credit losses relates to gross casino receivables. The Company records the provision for expected credit losses on casino receivables by applying standard reserve percentages to aged account balances, which are grouped based on shared credit risk characteristics and days past due. The reserve percentages are based on estimated loss rates supported by historical observed default rates over the expected life of the casino receivable and are adjusted for forward-looking information. The Company also specifically analyzes the collectability of each casino patron account with a balance over a specified dollar amount, based upon the age of the casino patron’s account, the casino patron’s financial condition, collection history, and any other known information and adjusts the provision with the results from the specific reserve analysis. The Company also monitors regional and global economic conditions and forecasts in their evaluation of the adequacy of the recorded provision.

Auditing the provision of expected credit losses on casino receivables involved a high degree of auditor’s subjectivity and an increased extent of effort related to the collectability of the casino patron accounts receivable, especially as it relates to management’s judgments in evaluating the qualitative factors impacting the specific reserve adjustments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures performed in testing management’s estimates and judgments used to determine the provision for expected credit losses on casino receivables included the following, among others:
•    We tested the design and operating effectiveness of internal controls over the granting of casino credit, the collection processes, and management’s review over the assessment of the collectability of casino receivables, including the qualitative and quantitative information used by management in those internal controls.
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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 6, 2026
We have served as the Company’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Las Vegas Sands Corp.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Las Vegas Sands Corp. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 6, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 6, 2026

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$3,841	$3,650
Accounts receivable, net of provision for credit losses of $225 and $186	742	417
Inventories	46	41
Prepaid expenses and other	203	182
Total current assets	4,832	4,290
Loan receivable	1,264	1,264
Property and equipment, net	11,673	11,993
Restricted cash and cash equivalents	125	125
Deferred income taxes, net	160	122
Leasehold interests in land, net	2,907	2,002
Goodwill and intangible assets, net	573	545
Other assets, net	386	325
Total assets	$21,920	$20,666
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$190	$164
Construction payables	160	263
Other accrued liabilities	2,359	1,985
Income taxes payable	385	229
Current maturities of debt	1,128	3,160
Total current liabilities	4,222	5,801
Other long-term liabilities	934	925
Deferred income taxes	174	188
Debt	14,656	10,592
Total liabilities	19,986	17,506
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 840 and 834 shares issued, 675 and 716 shares outstanding	1	1
Treasury stock, at cost, 165 and 118 shares	(9,028)	(6,759)
Capital in excess of par value	6,159	6,245
Accumulated other comprehensive income (loss)	71	(58)
Retained earnings	4,387	3,455
Total Las Vegas Sands Corp. stockholders’ equity	1,590	2,884
Noncontrolling interests	344	276
Total equity	1,934	3,160
Total liabilities and equity	$21,920	$20,666
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023

	(In millions, except per share data)
Revenues:
Casino	$9,789	$8,303	$7,522
Rooms	1,422	1,274	1,204
Food and beverage	644	607	584
Mall	801	755	767
Convention, retail and other	361	359	295
Net revenues	13,017	11,298	10,372
Operating expenses:
Casino	5,268	4,611	4,152
Rooms	352	313	283
Food and beverage	562	512	481
Mall	92	87	88
Convention, retail and other	262	254	201
Provision for credit losses	85	19	4
General and administrative	1,188	1,150	1,107
Corporate	310	290	230
Pre-opening	24	14	15
Development	269	228	205
Depreciation and amortization	1,464	1,308	1,208
Amortization of leasehold interests in land	76	60	58
Loss on disposal or impairment of assets	247	50	27
	10,199	8,896	8,059
Operating income	2,818	2,402	2,313
Other income (expense):
Interest income	161	275	288
Interest expense, net of amounts capitalized	(746)	(727)	(818)
Other income (expense)	(15)	10	(8)
Loss on modification or early retirement of debt	(5)	—	—
Income before income taxes	2,213	1,960	1,775
Income tax expense	(347)	(208)	(344)
Net income	1,866	1,752	1,431
Net income attributable to noncontrolling interests	(239)	(306)	(210)
Net income attributable to Las Vegas Sands Corp.	$1,627	$1,446	$1,221
Earnings per share:
Basic	$2.35	$1.97	$1.60
Diluted	$2.35	$1.96	$1.60
Weighted average shares outstanding:
Basic	691	735	763
Diluted	693	737	765
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Net income	$1,866	$1,752	$1,431
Currency translation adjustment	125	(68)	37
Foreign currency hedge adjustments	(1)	(23)	(3)
Total comprehensive income	1,990	1,661	1,465
Comprehensive income attributable to noncontrolling interests	(234)	(300)	(210)
Comprehensive income attributable to Las Vegas Sands Corp.	$1,756	$1,361	$1,255
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders' Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests	Total

	(In millions)
Balance at January 1, 2023	$1	$(4,481)	$6,684	$(7)	$1,684	$(225)	$3,656
Net income	—	—	—	—	1,221	210	1,431
Currency translation adjustment	—	—	—	36	—	1	37
Foreign currency hedge adjustments	—	—	—	(2)	—	(1)	(3)
Exercise of stock options	—	—	4	—	—	—	4
Stock-based compensation	—	—	45	—	—	1	46
Tax withholding on vesting of equity awards	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	(510)	—	—	—	—	(510)
Unsettled contract for purchase of noncontrolling interest	—	—	(250)	—	—	—	(250)
Dividends declared ($0.40 per share)	—	—	—	—	(305)	—	(305)
Balance at December 31, 2023	1	(4,991)	6,481	27	2,600	(14)	4,104
Net income	—	—	—	—	1,446	306	1,752
Currency translation adjustment	—	—	—	(69)	—	1	(68)
Foreign currency hedge adjustments	—	—	—	(16)	—	(7)	(23)
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	54	—	—	2	56
Tax withholding on vesting of equity awards	—	—	(5)	—	—	—	(5)
Repurchase of common stock	—	(1,768)	—	—	—	—	(1,768)
Settlement of contracts for purchase of noncontrolling interest	—	—	(203)	—	—	(12)	(215)
Unsettled contract for purchase of noncontrolling interest	—	—	(35)	—	—	—	(35)
Capped call option contract	—	—	(48)	—	—	—	(48)
Dividends declared ($0.80 per share)	—	—	—	—	(591)	—	(591)
Balance at December 31, 2024	1	(6,759)	6,245	(58)	3,455	276	3,160
Net income	—	—	—	—	1,627	239	1,866
Currency translation adjustment	—	—	—	125	—	—	125
Foreign currency hedge adjustments	—	—	—	4	—	(5)	(1)
Exercise of stock options	—	—	264	—	—	—	264
Stock-based compensation	—	—	53	—	—	2	55
Tax withholding on vesting of equity awards	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	(2,269)	—	—	—	—	(2,269)
Settlement of contracts for purchase of noncontrolling interest	—	—	(453)	—	—	(30)	(483)
Capped call option contract	—	—	52	—	—	—	52
Dividends declared ($1.00 per share) and noncontrolling interest payments	—	—	—	—	(695)	(138)	(833)
Balance at December 31, 2025	$1	$(9,028)	$6,159	$71	$4,387	$344	$1,934
The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Cash flows from operating activities:
Net income	$1,866	$1,752	$1,431
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	1,464	1,308	1,208
Amortization of leasehold interests in land	76	60	58
Amortization of deferred financing costs and original issue discount	58	57	61
Change in fair value of derivatives	—	—	(1)
Paid-in-kind interest income	—	(71)	(30)
Loss on modification or early retirement of debt	5	—	—
Loss on disposal or impairment of assets	236	19	11
Stock-based compensation expense	54	55	44
Provision for credit losses	85	19	4
Foreign exchange (gain) loss	23	(18)	7
Deferred income taxes	(60)	4	44
Changes in operating assets and liabilities:
Accounts receivable	(392)	43	(217)
Other assets	(27)	(48)	(50)
Leasehold interests in land	(848)	—	—
Accounts payable	22	(1)	76
Other liabilities	461	25	581
Net cash generated from operating activities	3,023	3,204	3,227
Cash flows from investing activities:
Capital expenditures	(1,168)	(1,567)	(1,017)
Proceeds from disposal of property and equipment	7	1	3
Acquisition of intangible assets and other	(75)	(13)	(240)
Other	19	—	—
Net cash used in investing activities	(1,217)	(1,579)	(1,254)
Cash flows from financing activities:
Proceeds from exercise of stock options	264	1	4
Tax withholding on vesting of equity awards	(2)	(5)	(2)
Repurchase of common stock	(2,217)	(1,750)	(505)
Dividends paid and noncontrolling interest payments	(833)	(590)	(305)
Proceeds from debt	6,781	1,748	—
Repayments of debt	(4,918)	(2,074)	(2,069)
Payments of financing costs	(201)	(60)	(32)
Settled contracts for purchase of noncontrolling interest	(483)	(215)	—
Unsettled contracts for purchase of noncontrolling interest	—	(35)	(250)
Other	(34)	(80)	(29)
Net cash used in financing activities	(1,643)	(3,060)	(3,188)
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	28	(19)	8
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	191	(1,454)	(1,207)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	3,775	5,229	6,436
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$3,966	$3,775	$5,229

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Supplemental disclosure of cash flow information:
Cash payments for interest, net of amounts capitalized	$710	$650	$746
Changes in construction-related payables	$(118)	$138	$(43)
Excise tax accrued on repurchase of common stock	$18	$17	$5
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
Macao
The Company owns 74.80% of SCL, which includes the operations of The Venetian Macao Resort Hotel (“The Venetian Macao”), The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Hotel Macao (the “Four Seasons Macao”), Sands Macao and other ancillary operations that support these properties, as further discussed below. The Company operates the gaming areas within these properties pursuant to the 10-year concession agreement (the “Concession”), which expires on December 31, 2032.
The Venetian Macao anchors the Cotai Strip, the Company’s master-planned development of Integrated Resorts on an area of approximately 140 acres in Macao. The Venetian Macao includes a 39-floor luxury hotel with 2,905 suites; approximately 503,000 square feet of gaming space and gaming support area; a 14,000-seat arena; an 1,800-seat theater; a mall with retail and dining space of approximately 960,000 square feet; and a convention center and meeting room complex of approximately 1.2 million square feet.
The Londoner Macao, the Company’s largest Integrated Resort on the Cotai Strip, is located across the street from The Venetian Macao, The Parisian Macao and The Plaza Macao and Four Seasons Macao. The Londoner Macao presents a range of attractions and features, including some of London’s most recognizable landmarks, such as the Houses of Parliament and the Elizabeth Tower (commonly known as “Big Ben”), and interactive guest experiences. The Integrated Resort features four hotel towers. The first hotel tower consists of Londoner Court with 368 luxury suites and 400 rooms and suites under the St. Regis brand. The second hotel tower consists of 659 five-star rooms and suites under the Conrad brand and The Londoner Hotel with 594 London-themed suites, including 14 exclusive Suites by David Beckham. The third and fourth hotel towers consists of the Londoner Grand hotel and represents Macao’s first Marriott International Luxury Collection hotel with 2,405 rooms and suites. Within The Londoner Macao, the Company also owns and currently operates approximately 400,000 square feet of gaming space and gaming support area; approximately 358,000 square feet of meeting space and approximately 518,000 square feet of retail space; a 6,000-seat arena; and a 1,701-seat theater, as well as entertainment and dining facilities.
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
The Plaza Macao and Four Seasons Macao features 360 rooms and suites managed and operated by FS Macau Lda. and is located adjacent and connected to The Venetian Macao. The Grand Suites at Four Seasons features 289 luxury suites. Within the Integrated Resort, the Plaza Casino features approximately 108,000 square feet of gaming space and gaming support area; 19 Paiza mansions; retail space of approximately 262,000 square feet, which is connected to the mall at The Venetian Macao; several food and beverage offerings; and conference, banquet and other facilities.
The Sands Macao, the first Las Vegas-style casino in Macao, offers approximately 176,000 square feet of gaming space and gaming support area and a 289-suite hotel tower, as well as several restaurants, VIP facilities, a theater and other high-end services and amenities.
Singapore
The Company owns and operates Marina Bay Sands in Singapore, which has three 55-story hotel towers consisting of 1,844 rooms, including 775 suites, that have recently undergone extensive renovations to introduce world class suites. Marina Bay Sands also features the Sands SkyPark (which sits atop the hotel towers and features an infinity swimming pool and several dining options),

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
approximately 157,000 square feet of gaming space, an enclosed retail, dining and entertainment complex of approximately 794,000 square feet, a convention center and meeting room complex of approximately 1.2 million square feet, a theater and a landmark iconic structure at the bay-front promenade that contains the ArtScience Museum. See “Development Projects” for further information on the Company’s expansion project at Marina Bay Sands.
Development Projects
The Company regularly evaluates opportunities to improve its product offerings, such as refreshing its meeting and convention facilities, suites and rooms, retail malls, restaurant and nightlife mix and its gaming areas, as well as other anticipated revenue generating additions to the Company’s Integrated Resorts.
Macao
As part of the Concession entered into by Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd.) and the Macao government, VML has committed to invest, or cause to be invested, at least 35.84 billion patacas (approximately $4.47 billion at exchange rates in effect on December 31, 2025) in Macao (the “Investment Plan”). Of this total, 33.39 billion patacas (approximately $4.17 billion at exchange rates in effect on December 31, 2025) must be invested in non-gaming projects. These investments must be accomplished by December 2032.
For the years ended December 31, 2024 and 2023, the Company spent a total of approximately 5.80 billion patacas (approximately $723 million at exchange rates in effect on December 31, 2025), on these projects. The annual amounts were reviewed and confirmed as qualified spend under the Concession by the Macao government following audits conducted in May 2025 and July 2024, with results issued in November 2025 and 2024, respectively. The Macao government conducts an annual audit to confirm qualified concession investments for the prior year. For the year ended December 31, 2025, the Company spent approximately 2.52 billion patacas (approximately $315 million at exchange rates in effect on December 31, 2025); however, as of the date of this filing, the audit process for the 2025 investments has not yet commenced and the ultimate amount confirmed as qualified spend under the Concession may differ from the amount reported above based on the results of the audit.
The Company’s Investment Plan in Macao includes investments in projects across a number of key areas including attracting international visitors, conventions and exhibitions, entertainment shows, sporting events, culture and art, health and wellness, themed attractions, supporting Macao’s status as a city of gastronomy, and enhancing community and maritime tourism. The key aspects of the Investment Plan remain subject to Macao government approval and include the upgrading and modernization of the Company’s MICE and entertainment facilities to continue to increase foreign visitation to Macao and the redevelopment of the tropical garden situated adjacent to The Londoner Macao, transforming the Le Jardin garden into a distinctive garden-themed attraction to include an iconic conservatory and meticulously designed themed green spaces. The Company anticipates this venue will evolve into a renowned Macao landmark and year-round attraction for tourists and local residents, further solidifying Macao’s reputation as a premier destination.
The Company is working with the Macao government to help ensure its investment plans align with Macao’s evolving economic development strategies. This may result in the reallocation of certain previously announced investments to other initiatives that support Macao’s growth objectives.
Phase II of The Londoner Macao primarily included the conversion of the Sheraton Grand Macao into the Londoner Grand, an upgrade of the gaming areas and the addition of attractions, dining, retail and entertainment offerings. The conversion of the Sheraton Grand Macao into the Londoner Grand, which represents Macao’s first Marriott International Luxury Collection hotel, was completed in early April 2025 and resulted in a total of 2,405 rooms and suites.
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
In January 2025, MBS entered into a second supplemental agreement to the Second Development Agreement with the Singapore government (the “Second Supplemental Agreement”) whereby MBS committed to assume liability for the cost of the land premium associated with (i) the additional 2,000 square meters of gaming area and 10,000 square meters of ancillary area in support of the gaming area (collectively, the “Additional Gaming Area”) and (ii) other adjustments to the land premiums resulting from the consequential changes to the allocations of gross floor area for the MBS Expansion Project since the first payment made in 2019 (collectively, the “Additional Land Premium”). The additional 2,000 square meters of gaming area increases Marina Bay Sands’ total

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
approved gaming area to 17,000 square meters across the existing property and the MBS Expansion Project, while the allocations prescribe and limit the use of the gross floor area for hotel, gaming, retail, food and beverage, MICE and arena at the MBS Expansion Project site.
The Second Supplemental Agreement also formalized the dates by which MBS has agreed with the Singapore government to commence and complete construction of the MBS Expansion Project, being July 8, 2025 and July 8, 2029, respectively. Construction works for the project commenced in May 2025, before the requisite commencement date under the Second Supplemental Agreement. While the Company’s current estimate is that construction will be complete by June 2030 with an anticipated opening date in January 2031, any extension of the completion date beyond the July 8, 2029 deadline is subject to the approval of the Singapore government.
The Company’s estimated total project cost is approximately $8.0 billion, inclusive of financing fees and interest, land premiums and the purchase of the Additional Gaming Area. The Company has incurred approximately $2.5 billion as of December 31, 2025, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS development project site and the payment of 1.13 billion Singapore dollars (“SGD,” approximately $848 million at exchange rates in effect at the time of the payment) for the Additional Gaming Area, which was made in April 2025.
The renovations of the Tower 3 hotel rooms at Marina Bay Sands into world class suites were completed in the second quarter of 2025 and the Company is continuing to progress on other property renovations, which include the hotel lobby and SkyPark and additional retail, food and beverage and wellness offerings. As of December 31, 2025, the Company has incurred $427 million in costs to complete these projects, which are in addition to the MBS Expansion Project. The completion of the renovations of Towers 1, 2 and 3 resulted in a total of 1,844 rooms including 775 suites.
New York
In June 2023, the Company acquired the Nassau Veterans Memorial Coliseum (the “Nassau Coliseum”) from Nassau Live Center, LLC and related entities, which included the right to lease the underlying land from the County of Nassau in the State of New York. The Company purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. In April 2025, the Company announced its decision to cease pursuit of a casino license from the State of New York in light of concerns regarding a lower anticipated return on investment due to various factors, including the impact of the potential legalization of online gaming on the New York market. The Company continues to consider potential acquirors and other development opportunities for the Nassau Coliseum site. There is no assurance the Company will be able to accomplish a sale or other development opportunity or to resolve certain matters associated with the right to lease the underlying land from Nassau County. Refer to “Note 6 — Property and Equipment, Net” and “Note 15 — Leases” for further details.
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
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. Such investments are carried at cost, which is a reasonable estimate of their fair value. Cash equivalents are placed with high credit quality financial institutions and include cash deposits, cash held in money market funds and U.S. Treasury Bills. U.S. Treasury Bills are held-to-maturity. Cash is considered restricted when withdrawal or general use is legally restricted. The Company determines current or noncurrent classification based on the expected duration of the restriction. The Company’s restricted cash and cash equivalents

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
includes amounts held in a separate cash deposit account as collateral for a bank guarantee and other amounts contractually reserved for various items. The estimated fair value of the Company’s cash equivalents is based on level 1 inputs (quoted market prices in active markets).
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
The Company maintains a provision for expected credit losses on casino, hotel and mall receivables and regularly evaluates the balances. The Company applies standard reserve percentages to aged account balances, which are grouped based on shared credit risk characteristics and days past due. The reserve percentages are based on estimated loss rates supported by historical observed default rates over the expected life of the receivable and are adjusted for forward-looking information. The Company also specifically analyzes the collectability of each account with a balance over a specified dollar amount, based upon the age of the account, the customer’s financial condition, collection history and any other known information and adjusts the aforementioned reserve with the results from the individual reserve analysis. The Company also monitors regional and global economic conditions and forecasts in its evaluation of the adequacy of the recorded reserves. Account balances are written off against the provision when the Company believes it is probable the receivable will not be recovered.
Inventories
Inventories consist primarily of food, beverage, retail products and operating supplies, which are stated at the lower of cost or net realizable value. Cost is determined by the weighted average and specific identification methods.
Loan Receivable
Loan receivables are carried at the outstanding principal amount. A provision for credit loss on loan receivables is established when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company determines this by considering several factors, including the credit risk and current financial condition of the borrower, the borrower’s ability to pay current obligations, historical trends and economic and market conditions. The Company performs a credit quality assessment on the loan receivable on a quarterly basis and reviews the need for an allowance under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-13. The Company evaluates the extent and impact of any credit deterioration that could affect the performance and the value of the secured property, as well as the financial and operating capability of the borrower. The Company also evaluates and considers the overall economic environment, casino and hospitality industry and geographic sub-market in which the secured property is located.
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
Gaming Assets under the Macao Concession
As the Company continues to operate the Gaming Assets, as defined in “Note 6 — Property and Equipment, Net,” in the same manner as under the previous subconcession, obtain substantially all of the economic benefits and bear all of the risks arising from the use of these assets, as well as assumes VML will be successful in being awarded a new concession upon expiry of the current concession, the Company continues to recognize these Gaming Assets as property and equipment over their remaining estimated useful lives.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Intangible Assets other than Goodwill
The Company’s intangible assets other than goodwill consist primarily of finite-lived intangible assets, including its Macao gaming concession, Singapore gaming license and Londoner Grand franchise rights. Finite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.
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
The Company’s lease arrangements have lease and non-lease components. For leases in which the Company is the lessee, the Company accounts for the lease components and non-lease components as a single lease component for all classes of underlying assets (primarily real estate). Leases in which the Company is the lessor are substantially all accounted for as operating leases and the lease components and non-lease components are accounted for separately. Leases with an expected term of twelve months or less are not accounted for on the balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.
Capitalized Interest and Internal Costs
Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. During the years ended December 31, 2025, 2024 and 2023, the Company capitalized $11 million, $14 million and $7 million, respectively, of interest expense.
During the years ended December 31, 2025, 2024 and 2023, the Company capitalized approximately $51 million, $56 million and $53 million, respectively, of internal costs, consisting primarily of compensation expense for individuals directly involved with the development and construction of property and digital gaming software.
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
For wagering contracts that include complimentary products and services provided by the Company to incentivize gaming, the Company allocates the relative stand-alone selling price of each product and service to the respective revenue type. Complimentary products or services provided under the Company’s control and discretion, which are supplied by third parties, are recorded as an operating expense.
For wagering contracts that include products and services provided to a patron in exchange for points earned under the Company’s loyalty programs, the Company allocates the estimated fair value of the points earned to the loyalty program liability. The loyalty program liability is a deferral of revenue until redemption occurs. Upon redemption of loyalty program points for Company-

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
owned products and services, the stand-alone selling price of each product or service is allocated to the respective revenue type. For redemptions of points with third parties, the redemption amount is deducted from the loyalty program liability and paid directly to the third party. Any discounts received by the Company from the third party in connection with this transaction are recorded to other revenue.
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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2025	2024	2025	2024	2025	2024

	(In millions)
Balance at January 1	$112	$135	$38	$45	$763	$690
Balance at December 31	181	112	39	38	930	763
Increase (decrease)	$69	$(23)	$1	$(7)	$167	$73
____________________
(1)Of this amount, $172 million, $175 million and $167 million as of December 31, 2025 and 2024 and January 1, 2024, respectively, relates to mall deposits that are accounted for based on lease terms usually greater than one year.
Gaming Taxes
The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes, including the goods and services tax in Singapore, are an assessment on the Company’s gaming revenue and are recorded as casino expense in the accompanying consolidated statements of operations. These taxes were $3.92 billion, $3.45 billion and $3.06 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Advertising Costs
Costs for advertising are expensed the first time the advertising takes place or as incurred. Advertising costs are primarily included in “General and administrative” expenses in the accompanying consolidated statements of operations and were $36 million, $34 million and $47 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Corporate Expenses
Corporate expense represents payroll, travel, legal fees, professional fees and various other expenses not allocated or directly related to the Company’s Integrated Resort operations and related ancillary operations.
Foreign Currency
The functional currency of most of the Company’s foreign subsidiaries is the local currency in which the subsidiary operates. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average exchange rates during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (loss).
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
Earnings (Loss) Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following:

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Weighted average common shares outstanding (used in the calculation of basic earnings (loss) per share)	691	735	763
Potential dilution from stock options and restricted stock and stock units	2	2	2
Weighted average common and common equivalent shares (used in the calculation of diluted earnings (loss) per share)	693	737	765
Antidilutive stock options and restricted stock and stock units excluded from the calculation of diluted earnings (loss) per share	6	10	6
Diluted earnings per share is calculated using the treasury stock method.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s stock-based compensation plans are more fully discussed in “Note 17 — Stock-Based Compensation.”
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
Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is “more-likely-than-not” such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a “more-likely-than-not” realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring and tax planning strategies.
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
New Pronouncements Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance annual income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024, and should be applied prospectively, with retrospective application permitted. The Company adopted the new accounting pronouncement on January 1, 2025, by applying the amendments retrospectively to all prior periods presented in the financial statements. The adoption of this guidance did not have an effect on the Company’s financial position, results of operations and cash flows, noting the adoption resulted in additional disclosure only. See “Note 13 — Income Taxes” for additional disclosures.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
New Pronouncements Issued
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the consolidated financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is assessing the guidance, noting the adoption will result in additional disclosures only and is not expected to have an impact on the Company’s financial condition, results of operations and cash flows.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods and should be applied prospectively. The Company determined it will not apply the practical expedient and therefore ASU 2025-05 will have no impact on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”), which revises the approach to accounting for internal-use software costs by eliminating all references to the stages of software development projects, thereby making the guidance adaptable to a variety of software development methodologies. ASU 2025-06 will be effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, on a prospective, modified or retrospective basis, with early adoption permitted. The Company is assessing the effect the guidance will have on the Company’s financial condition, results of operations and cash flows.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Subtopic 270) (“ASU 2025-11”), which is intended to improve the navigability of the guidance in Accounting Standards Codification (“ASC”) 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, on a prospective or retrospective basis, with early adoption permitted. The Company is assessing the guidance, noting the amendments relate to disclosures only and does not expect the amendments to have an impact on the Company’s financial condition, results of operations and cash flows.
Note 3 — Loan Receivable
Seller Financing Loan Agreement
On February 23, 2022, the Company completed the sale of its Las Vegas real property and operations, including The Venetian Resort Las Vegas and the Sands Expo and Convention Center (the “Las Vegas Operations”), (the “Closing”), to VICI Properties L.P. (“PropCo”) and Pioneer OpCo, LLC (“OpCo”) for an aggregate purchase price of approximately $6.25 billion (the “Las Vegas Sale”). Under the terms of the agreements related to the Las Vegas Sale, OpCo acquired subsidiaries that hold the operating assets and liabilities of the Las Vegas Operations for approximately $1.05 billion in cash, subject to certain post-closing adjustments, and $1.20 billion in seller financing (the “Seller Loan”) in the form of a six-year term loan credit and security agreement (the “Seller Financing Loan Agreement”) and PropCo acquired subsidiaries that hold the real estate and real estate-related assets of the Las Vegas Operations for approximately $4.0 billion in cash.
The Seller Loan is guaranteed by the parent company of OpCo (“Holdings”) and certain subsidiaries of OpCo, and secured by a first-priority lien on substantially all of the assets of OpCo, Holdings and certain subsidiaries of OpCo (collectively, the “Loan Parties”) (subject to customary exceptions and limitations), including a leasehold mortgage from OpCo over certain real estate that was sold to PropCo at the Closing and leased by OpCo.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The Seller Loan can be repaid anytime on or prior to its maturity date of February 23, 2028 (six years after the date of the Closing).
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
Based on the Company’s assessment of the credit quality of the loan receivable, the Company believes it will collect all contractual amounts due under the loan. Accordingly, no provision for credit losses on the loan receivable was established as of December 31, 2025.
Interest income is recorded on an accrual basis at the stated interest rate and is recorded in “Interest income” in the accompanying consolidated statements of operations. Interest income recognized on the loan was $54 million, $70 million and $29 million during the years ended December 31, 2025, 2024 and 2023, respectively, and OpCo elected payment-in-kind for a portion of this interest, thereby increasing the principal amount by $70 million and $29 million for the years ended December 31, 2024 and 2023, respectively.
During the years ended December 31, 2025, 2024 and 2023 PropCo made no principal payments toward the Seller Financing Loan Agreement.
Note 4 — Restricted Cash and Cash Equivalents
The Company’s restricted cash and cash equivalents includes amounts held in a separate cash deposit account as collateral for a bank guarantee, as further described below.
In December 2022, as required by the Macao Concession, VML provided a bank guarantee in favor of the Macao government of 1.0 billion patacas (approximately $125 million at exchange rates as defined in the bank guarantee contract) to secure the fulfillment of VML’s performance of the statutory and contractual obligations under the Concession. As stipulated in the bank guarantee contract, a minimum amount of 1.0 billion patacas, or $125 million, is required to be held within a cash deposit account as collateral in order to secure the bank guarantee. Any amount in excess of the minimum amount can be withdrawn from the cash deposits. The bank guarantee will remain in effect until 180 days after the end of the term of the Concession or the rescission of the Concession and was classified as noncurrent restricted cash in the accompanying consolidated balance sheets.
Note 5 — Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2025	2024

	(In millions)
Casino	$828	$462
Rooms	22	28
Mall	80	63
Other	37	50
	967	603
Less — provision for credit losses	(225)	(186)
	$742	$417

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the period:

	2025	2024	2023

	(In millions)
Balance at January 1	$186	$201	$217
Current period provision for credit losses	85	19	4
Write-offs	(51)	(31)	(21)
Recoveries of receivables previously written-off	—	1	—
Exchange rate impact	5	(4)	1
Balance at December 31	$225	$186	$201
Note 6 — Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2025	2024

	(In millions)
Land and improvements	$722	$756
Building and improvements	16,771	16,411
Furniture, fixtures, equipment and leasehold improvements	6,180	5,556
Transportation	466	476
Construction in progress	745	629
	24,884	23,828
Less — accumulated depreciation and amortization	(13,211)	(11,835)
	$11,673	$11,993
During the year ended December 31, 2025, the Company recognized a loss on disposal or impairment of assets of $205 million. The Company had a loss on impairment of assets of $149 million for the year ended December 31, 2025, due to: (i) the Company’s decision to not pursue a casino license from the State of New York and the state’s subsequent granting of all available licenses in December 2025; and (ii) not continuing the development of certain digital gaming activities. Loss on disposal of assets of $56 million for the year ended December 31, 2025 was primarily due to the write-off of $29 million in design costs related to the cancellation of an expansion project at The Venetian Macao, $10 million in demolition and asset disposal costs at The Londoner Macao and $6 million in asset disposals related to an aircraft remodel. The $50 million loss on disposal or impairment of assets for the year ended December 31, 2024, included $32 million in Macao, primarily related to the $28 million in demolition and asset disposal costs driven by The Londoner Macao and The Venetian Macao, $9 million in Singapore primarily related to demolition costs and $9 million at corporate primarily due to the sale of an aircraft. The $27 million loss on disposal or impairment of assets for the year ended December 31, 2023, included $14 million in Singapore primarily related to demolition costs and $12 million in Macao primarily related to $8 million in asset disposals at The Parisian Macao, and $4 million related to demolition costs at The Londoner Macao and The Plaza Macao and Four Seasons Macao.
Depreciation and amortization expense was $1.39 billion, $1.24 billion and $1.14 billion for the years ended December 31, 2025, 2024 and 2023, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 7 — Leasehold Interests in Land, Net
Leasehold interests in land consist of the following:

	December 31,
	2025	2024

	(In millions)
Marina Bay Sands	$2,967	$1,969
The Londoner Macao	290	290
The Venetian Macao	236	236
The Plaza Macao and Four Seasons Macao	105	106
The Parisian Macao	88	88
Sands Macao	36	36
	3,722	2,725
Less — accumulated amortization	(815)	(723)
	$2,907	$2,002
The Company amortizes the leasehold interests in land on a straight-line basis over the expected term of the lease, which includes automatic extensions in Macao as discussed further below. Amortization expense of $76 million, $60 million and $58 million was included in “Amortization of leasehold interests in land” in the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively. The estimated future amortization expense over the expected terms of the Company’s leasehold interests in land is approximately $79 million for each of the years ending December 31, 2026 through 2030 and $2.65 billion thereafter at exchange rates in effect on December 31, 2025.
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
Land concessions in Singapore have an initial term of 60 years. The Company has received land concessions from the STB to build on the sites on which Marina Bay Sands and the future MBS Expansion Project are located. The Company does not own these land sites in Singapore; however, the land concessions grant the Company exclusive use of the land. As specified in the land concessions, the Company was required to prepay the premiums for each parcel. In January 2025, MBS entered into the Second Supplemental Agreement whereby MBS committed to assume liability for the cost of the land premium associated with the Additional Gaming Area purchase, as well as other adjustments to the land premiums resulting from the consequential changes to the allocations of gross floor area for the MBS Expansion Project since the first payment made in 2019. The Company recognized SGD 1.13 billion (approximately $848 million at exchange rates in effect at the time of the payment) in leasehold interests in land for MBS’ purchase of the Additional Gaming Area made in April 2025. The remainder of the Additional Land Premium related to the Second Supplemental Agreement is expected to be approximately SGD 182 million (approximately $142 million at exchange rates in effect on December 31, 2025) and to be finalized during the first quarter of 2026.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 8 — Goodwill and Intangible Assets, Net
Goodwill and intangible assets consist of the following:

	December 31,
	2025	2024

	(In millions)
Amortizable intangible assets:
Macao concession	$499	$500
Marina Bay Sands gaming license	79	52
	578	552
Less — accumulated amortization	(168)	(147)
	410	405

Londoner Grand franchise rights	57	—
Less — accumulated amortization	(4)	—
	53	—

Technology, software and other	7	38
Total amortizable intangible assets, net	470	443

Goodwill	103	102

Total goodwill and intangible assets, net	$573	$545
Amortization expense for all intangible assets was $77 million, $68 million and $67 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The estimated future amortization expense over the expected terms of the Company’s intangible assets as of December 31, 2025, is as follows:

Amortization Expense

(In millions)
Year ending December 31,
2026	$79
2027	80
2028	62
2029	54
2030	54
Thereafter	134
$463
Macao Concession
In December 2022, the Macao government announced the award of six definitive gaming concessions, one of which was awarded to VML, and on January 1, 2023, VML entered into the 10-year Concession with the Macao government. Under the terms of the Concession, VML is required to pay the Macao government an annual gaming premium consisting of a fixed portion and a variable portion. The fixed portion of the premium is 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2025). The variable portion is 300,000 patacas per gaming table reserved exclusively for certain types of games or players, 150,000 patacas per gaming table not so reserved (the mass rate) and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,433, $18,716 and $125, respectively, at exchange rates in effect on December 31, 2025).
On December 30, 2022, VML and certain other subsidiaries of the Company confirmed and agreed to revert certain gaming equipment and gaming areas to the Macao government without compensation and free of any liens or charges in accordance with, and upon the expiry of, VML’s subconcession. On the same day, VML and the Macao government entered into a handover record (the “Handover Record”) granting VML the right to operate the reverted gaming equipment and gaming areas for the duration of the

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Concession in consideration for the payment of an annual fee. The annual fee is calculated based on a price per square meter of reverted gaming area, was 750 patacas per square meter in the first three years and is 2,500 patacas per square meter in the subsequent seven years (approximately $94 and $312, respectively, at exchange rates in effect on December 31, 2025). The price per square meter used to determine the annual fee will be adjusted annually based on Macao’s average price index of the corresponding preceding year. VML paid $14 million and $13 million for the years ended December 31, 2025 and 2024, respectively. The annual fee is estimated to be $42 million for each of the following five years and $84 million thereafter, subject to the aforementioned index adjustment.
On January 1, 2023, the Company recognized an intangible asset and financial liability of 4.0 billion patacas (approximately $499 million at exchange rates in effect on December 31, 2025), representing the right to operate the gaming equipment and the gaming areas, the right to conduct games of chance in Macao and the unconditional obligation to make payments under the Concession. This intangible asset comprises the contractually obligated annual payments of fixed and variable premiums, as well as fees associated with the above-described Handover Record. The contractually obligated annual variable premium payments associated with the intangible asset was determined using the maximum number of table games at the mass rate and the maximum number of gaming machines that VML is currently allowed to operate by the Macao government. In the accompanying consolidated balance sheets, the noncurrent portion of the financial liability is included in “Other long-term liabilities” and the current portion is included in “Other accrued liabilities.” The intangible asset is being amortized on a straight-line basis over the period of the Concession, being ten years.
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
Londoner Grand Franchise Rights
In September 2024, Venetian Orient Limited (“VOL,” a wholly owned subsidiary of SCL) entered into an agreement with Marriott International (“Marriott”) granting VOL the right to operate the Londoner Grand as a franchise under Marriott’s “Luxury Collection Hotel” brand effective January 1, 2025, for a period of 15 years. The agreement consists of a fixed fee subject to an annual inflation adjustment capped at 3% and other variable fees.
On January 1, 2025, the Company recognized an intangible asset and a corresponding financial liability of $57 million. This intangible asset represents the present value of the contractually obligated fixed payments over the term of the agreement. In the accompanying consolidated balance sheet, the noncurrent portion of the financial liability was included in “Other long-term liabilities” and the current portion was included in “Other accrued liabilities.” The intangible asset is being amortized on a straight-line basis over the agreement term of 15 years.
Technology, Software and Other
The Company recorded a $58 million impairment charge on long-lived assets during year ended December 31, 2025, in connection with the decision to no longer pursue certain digital gaming activities. The impairment charge is included in the “Loss on disposal or impairment of assets” line item in the accompanying consolidated statement of operations. Of this amount, $31 million related to the impairment of the related technology and internal-use software.
Nassau Coliseum
In June 2023, the Company closed on its acquisition of the Nassau Coliseum, an entertainment arena in the State of New York. The Company paid an aggregate amount of $241 million, consisting of $221 million upon closing and a $20 million deposit made in 2022. The purchase of the Nassau Coliseum, which continues to operate following the closing of the sale, primarily included the fixed assets related to the arena and the right to lease the underlying land from the owner, the County of Nassau in the State of New York. This transaction resulted in the recognition of $92 million of goodwill. The Company purchased the Nassau Coliseum with the intent to obtain a casino license from the State of New York to develop and operate an Integrated Resort. In April 2025, the Company announced its decision to cease pursuit of a casino license from the State of New York in light of concerns regarding a lower anticipated return on investment due to various factors, including the impact of the potential legalization of online gaming on the New York market. The Company continues to consider potential acquirors and other development opportunities for the Nassau Coliseum site. There is no assurance the Company will be able to accomplish a sale or other development opportunity or to resolve certain matters associated with the right to lease the underlying land from Nassau County.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 9 — Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31,
	2025	2024

	(In millions)
Customer deposits	$773	$608
Payroll and related	419	382
Taxes and licenses	440	316
Accrued interest payable	152	193
Outstanding chip liability	181	112
Other accruals	394	374
	$2,359	$1,985
Note 10 — Derivative Instruments
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
During the year ended December 31, 2021, the Company entered into a Swap with a notional value of $1.0 billion, which was designated as a hedge of the cash flows related to a portion of the $1.80 billion 5.125% SCL Senior Notes (the “2021 SCL Swap”) and expired in line with the contractual maturity date of the underlying notes. In June 2025, the Company redeemed the underlying notes and discontinued hedge accounting of the 2021 SCL Swap. As a result, the related $6 million net loss previously recorded to “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying consolidated balance sheets under hedge accounting was reclassified into “Other income (expense)” in the accompanying consolidated statements of operations. In July 2025, the 2021 SCL Swap was terminated and final settlement was completed in August 2025. In addition to the amount reclassified out of AOCI noted above, for the year ended December 31, 2025, net gains of $6 million were recorded to “Other income (expense)” related to the post-hedge accounting fair value adjustments and the final net settlement.
During the year ended December 31, 2024, the Company entered into additional Swaps, also designated as hedges of the cash flows related to a portion of the remaining SCL senior notes (the “2024 SCL Swaps,” and together with the 2021 SCL Swap, the “SCL Swaps”). As of December 31, 2025, the 2024 SCL Swaps had a total notional value of $3.41 billion and expire in line with the maturity dates of the underlying SCL senior notes.
During the year ended December 31, 2025, the Company entered into various Swaps to manage the risk of adverse changes in the foreign currency exchange rate between USD and SGD impacting the Company’s net investment in MBS. These Swaps were designated as hedges of the Company’s net investment in MBS (the “MBS Net Investment Hedges”). The MBS Net Investment Hedges have a total notional value of $1.80 billion and expire on various dates beginning March 2028 through December 2030. Additionally, in May and December 2025, the Company entered into Forwards (the “May 2025 SCL Net Investment Hedge” and the “December 2025 SCL Net Investment Hedges,” respectively, and together, the “SCL Net Investment Hedges”) for the exchange of USD to HKD to manage the risk of adverse changes in the foreign currency exchange rate between USD and pataca (which is SCL’s functional currency and is pegged to HKD) impacting the Company’s net investment in SCL. The SCL Net Investment Hedges were designated as hedges of the Company’s net investment in SCL (together with the MBS Net Investment Hedges, the “Net Investment Hedges”). The May 2025 SCL Net Investment Hedge had a total notional value of $189 million and expired in July 2025. The December 2025 SCL Net Investment Hedges have a total notional value of $387 million and expire in June and September 2026.
For each reporting period, the fair value of each hedging derivative is recorded as an asset or liability with the offset recorded to AOCI in the accompanying consolidated balance sheets. Refer to “Note 14 — Fair Value Disclosures” for further details. For the Net Investment Hedges, all amounts will remain in AOCI until derecognition of the investment, and for the SCL Swaps, a portion of the amount recorded in AOCI is reclassified to “Other income (expense)” each reporting period to offset the foreign currency impact from the remeasurement of the related SCL senior notes.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table presents the net changes in AOCI associated with each year’s hedging activities, net of tax:

	Year Ended December 31,
	2025		2024	2023
	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Cash Flow Hedges

	(In millions)
Net loss from hedge adjustments recognized in AOCI as of January 1	$(32)	$—	$(9)	$(6)
Hedge adjustments recognized during the year	(6)	15	(53)	(1)
Net (gain) loss reclassified from AOCI into earnings	(10)	—	30	(2)
Net gain (loss) from hedge adjustments recognized in AOCI as of December 31	$(48)	$15	$(32)	$(9)
As of December 31, 2025, approximately $26 million of the net loss deferred in AOCI related to the SCL Swaps is expected to be reclassified from AOCI into “Other income (expense)” over the 12-month period ending December 31, 2026. The actual amounts that will be reclassified over the next twelve months may vary from this amount as a result of changes in market conditions.
The cash flow impact is included in operating activities for the SCL Swaps and in investing activities for the Net Investment Hedges in the accompanying consolidated statements of cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 11 — Debt
Debt consists of the following:

	Stated Interest Rate(1)	December 31,
		2025	2024

		(In millions)
Corporate and U.S. Related:
LVSC Senior Notes(2)
Notes due June 2025	2.900%	$—	$500
Notes due August 2026	3.500%	1,000	1,000
Notes due June 2027	5.900%	750	750
Notes due June 2028	5.625%	1,000	—
Notes due August 2029	6.000%	500	500
Notes due August 2029	3.900%	750	750
Notes due June 2030	6.000%	500	—
Notes due August 2034	6.200%	500	500
Finance leases(3)		121	115
Macao Related:
SCL Senior Notes(2)
Notes due August 2025	5.125%	—	1,625
Notes due January 2026	3.800%	800	800
Notes due March 2027	2.300%	700	700
Notes due August 2028	5.400%	1,900	1,900
Notes due March 2029	2.850%	650	650
Notes due June 2030	4.375%	700	700
Notes due August 2031	3.250%	600	600
2024 SCL Term Loan Facility(4)(5)	4.764%	1,614	—
Finance Leases(3)		35	12
Singapore Related:
2012 Singapore Term Facility(4)		—	2,668
2012 Singapore Delayed Draw Term Facility(4)		—	46
2025 Singapore Term Loan Facility(4)(5)	2.405%	2,875	—
2025 Singapore Delayed Draw Term Loan Facility(4)(5)	2.405%	931	—
Finance leases(3)		1	1
Total		15,927	13,817
Unamortized debt discount and issuance costs(6)		(143)	(65)
Total carrying amount of debt		15,784	13,752
Less — current maturities		(1,128)	(3,160)
Total debt		$14,656	$10,592
____________________
(1)The stated interest rate represents the coupon rate for each of the senior notes. For floating-rate debt, interest rates are the rates in effect as of December 31, 2025; these rates are not necessarily an indication of future interest rates. The effective interest rate for each issuance of debt approximates the stated interest rate.
(2)These notes are senior unsecured obligations with no interim principal payments and interest is payable semi-annually in arrears. None of LVSC’s or SCL’s subsidiaries guarantee the respective notes.
(3)The finance leases range in maturities from 2026 through 2066.
(4)For the 2024 SCL Term Loan Facility and the Singapore credit facilities, interest is payable monthly and quarterly, respectively.
(5)The 2024 SCL Term Loan facility matures in June 2030 and both the 2025 Singapore Term Loan Facility and the 2025 Singapore Delayed Draw Term Loan Facility mature in February 2032.
(6)Unamortized deferred financing costs of $146 million and $76 million as of December 31, 2025 and 2024, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the 2025 Singapore Delayed Draw Term Facility are included in “Other assets, net” and “Prepaid expenses and other” in the accompanying consolidated balance sheets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Corporate and U.S. Related Debt
LVSC Senior Notes
Each series of LVSC senior notes ranks equally in right of payment with all of LVSC’s other unsecured and unsubordinated obligations, if any.
In May 2025, in an underwritten public offering, LVSC issued two series of senior unsecured notes in an aggregate principal amount of $1.50 billion, consisting of $1.0 billion of 5.625% Senior Notes due June 15, 2028, and $500 million of 6.000% Senior Notes due June 14, 2030. The net proceeds from the offering were used in June 2025 to redeem in full the outstanding principal amount of the $500 million 2.900% LVSC Senior Notes due June 25, 2025 and any accrued interest, and to pay transaction-related fees and expenses. The remaining proceeds were used for general corporate purposes, including share repurchases.
2024 LVSC Revolving Facility
In April 2024, LVSC entered into a revolving credit agreement (the “2024 LVSC Revolving Credit Agreement”), which provides unsecured, revolving credit commitments to LVSC in an aggregate principal amount of $1.50 billion (the “2024 LVSC Revolving Facility”), until April 3, 2029, and includes a $150 million sub-facility for letters of credit. LVSC may utilize the proceeds of the loans for general corporate purposes and working capital requirements of LVSC and its subsidiaries and any other purpose not prohibited by the 2024 LVSC Revolving Credit Agreement.
The loans made under the 2024 LVSC Revolving Credit Agreement will bear interest at LVSC’s option at either, (x) an adjusted Secured Overnight Financing Rate (“SOFR”), plus an applicable margin ranging from 1.125% to 1.550% per annum, or (y) at an alternate base rate, plus an applicable margin ranging from 0.125% to 0.550% per annum, in each case, depending on LVSC’s corporate family credit rating. Under the 2024 LVSC Revolving Credit Agreement, LVSC must pay a commitment fee quarterly in arrears on the undrawn portion of the revolving commitments, which commitment fee ranges from 0.125% to 0.250% per annum, depending on LVSC’s corporate family credit rating and was 0.200% as of December 31, 2025.
As of December 31, 2025, the Company had $1.50 billion of available borrowing capacity under the 2024 LVSC Revolving Facility, net of outstanding letters of credit.
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
Upon the occurrence of certain events described in the SCL senior notes indentures, the interest rate on the SCL senior notes may be adjusted.
During the year ended December 31, 2025, proceeds from the draw down of the 2024 SCL Term Loan Facility and cash on hand, as described below, were used to redeem in full the remaining principal amount of the $1.80 billion 5.125% SCL Senior Notes due August 8, 2025, amounting to $1.63 billion (the “2025 SCL Senior Notes”) and any accrued interest. In January 2026, proceeds from the draw down of the 2024 SCL Revolving Facility and cash on hand, as described below, were used to redeem the outstanding principal amount of the $800 million 3.800% SCL Senior Notes due January 8, 2026 (the “2026 SCL Senior Notes”) and any accrued interest. The portion of the 2026 SCL Senior Notes paid using the proceeds from the 2024 SCL Revolving Facility were classified as noncurrent in the accompanying consolidated balance sheets as of December 31, 2025.
2024 SCL Credit Facility
In October 2024, SCL entered into a facility agreement (the “2024 SCL Credit Facility”), which provides for an HKD 19.50 billion (approximately $2.51 billion at exchange rates in effect on December 31, 2025) unsecured revolving credit facility (the “2024 SCL Revolving Facility”). SCL may draw revolving loans under the 2024 SCL Revolving Facility from time to time until September 24, 2029, for general corporate and working capital requirements of SCL and its subsidiaries, subject to certain restrictions set forth in the 2024 SCL Credit Facility. The final maturity date of all loans drawn under the 2024 SCL Revolving Facility is October 23, 2029.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The 2024 SCL Credit Facility also made available an HKD 12.95 billion (approximately $1.66 billion at exchange rates in effect on December 31, 2025) unsecured term loan facility (the “2024 SCL Term Loan Facility”) for the purpose of repaying amounts outstanding under its 2025 SCL Senior Notes. During the year ended December 31, 2025, the Company drew down HKD 12.75 billion (approximately $1.64 billion at exchange rates in effect at the time of the transaction) under the 2024 SCL Term Loan Facility, the proceeds from which together with cash on hand, were used to redeem the 2025 SCL Senior Notes.
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
SCL is required to pay interim quarterly amortization payments of HKD 96 million (approximately $12 million at exchange rates in effect on December 31, 2025) under the 2024 SCL Term Loan Facility.
As of December 31, 2025, the Company had HKD 19.50 billion (approximately $2.51 billion at exchange rates in effect on December 31, 2025) of available borrowing capacity under the 2024 SCL Revolving Facility.
In January 2026, the Company drew down HKD 6.20 billion (approximately $797 million at exchange rates in effect at the time of the transaction) under the 2024 SCL Revolving Facility, the proceeds from which, together with cash on hand, were used to redeem the 2026 SCL Senior Notes.
Singapore Related Debt
2012 Singapore Credit Facility
In February 2025, MBS entered into a new credit facility, as further described below, and the 2012 Singapore Credit Facility was terminated using the proceeds from the new credit facility. As a result, the Company recorded a $5 million loss on modification or early retirement of debt during the year ended December 31, 2025.
2025 Singapore Credit Facility
In February 2025, MBS entered into a new facility agreement (the “2025 Singapore Credit Facility”), which provides for an SGD 3.75 billion (approximately $2.92 billion at exchange rates in effect on December 31, 2025) term loan (the “2025 Singapore Term Loan Facility”), an SGD 750 million (approximately $584 million at exchange rates in effect on December 31, 2025) revolving credit facility (the “2025 Singapore Revolving Facility”), part of which may be designated as an ancillary facility, and an SGD 7.50 billion (approximately $5.84 billion at exchange rates in effect on December 31, 2025) term loan facility (the “2025 Singapore Delayed Draw Term Loan Facility,” and together with the 2025 Singapore Term Loan Facility and the 2025 Singapore Revolving Facility, the “Facilities”).
In February 2025, MBS drew the full amount of the 2025 Singapore Term Loan Facility and SGD 62 million (approximately $46 million at exchange rates in effect at the time of the transaction) from the 2025 Singapore Delayed Draw Term Loan Facility and used the proceeds to pay amounts outstanding under the 2012 Singapore Credit Facility. In April 2025, the Company drew down an additional SGD 1.13 billion (approximately $848 million at exchange rates in effect at the time of the payment) from the 2025 Singapore Delayed Draw Term Loan Facility to fund the payment due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the Additional Gaming Area.
The proceeds from the 2025 Singapore Revolving Facility may be used to refinance outstanding indebtedness, pay certain fees, expenses and accrued interest, make dividend payments and for general corporate purposes. The 2025 Singapore Revolving Facility is available to MBS to be drawn until July 28, 2031.
The proceeds from the 2025 Singapore Delayed Draw Term Loan Facility may be used to finance development and construction costs, expenses, fees and other payments related to the MBS Expansion Project. The 2025 Singapore Delayed Draw Term Loan Facility is available to MBS until the earlier of (1) the date which is twelve months after the date on which certain parts of the MBS Expansion Project are issued a temporary occupation permit; (2) the date which MBS and the STB agree as the date that MBS must complete construction of the MBS Expansion Project; or (3) January 29, 2032.
The obligations under the 2025 Singapore Credit Facility are secured by a first-priority security interest in substantially all of MBS’s assets, other than capital stock and similar ownership interests, certain furniture, fixtures, fittings and equipment that are financed by third parties and certain other excluded assets.
Borrowings under the Facilities for outstanding loans will bear interest at the Compounded Singapore Overnight Rate Average, plus a variable margin (the “Margin”), which is determined based on MBS’s consolidated leverage ratio. MBS pays a commitment fee

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
on all undrawn amounts under the 2025 Singapore Revolving Facility and the 2025 Singapore Delayed Draw Term Loan Facility equal to 35% or 40% of the applicable Margin depending on the percentage utilization of each respective facility, which was 0.48% as of December 31, 2025.
The 2025 Singapore Term Loan Facility, the 2025 Singapore Revolving Facility and the 2025 Singapore Delayed Draw Term Loan Facility mature on February 29, 2032, August 28, 2031, and February 29, 2032, respectively. In relation to the 2025 Singapore Term Loan Facility and the 2025 Singapore Delayed Draw Term Loan Facility, commencing on May 31, 2025 and May 31, 2030, respectively, and at the end of each three-month period thereafter, MBS is required to repay interim quarterly amortization payments equal to a certain percentage (as set forth in the 2025 Singapore Credit Facility agreement) of the outstanding principal amount of such facility. The outstanding aggregate principal balance of each of the Facilities is due in full on the respective maturity dates applicable to such facility.
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
As of December 31, 2025, MBS had SGD 588 million (approximately $458 million at exchange rates in effect on December 31, 2025) of available borrowing capacity under the 2025 Singapore Revolving Facility, net of outstanding letters of credit of SGD 162 million (approximately $126 million at exchange rates in effect on December 31, 2025).
As of December 31, 2025, SGD 6.30 billion (approximately $4.91 billion at exchange rates in effect on December 31, 2025) remains available to be drawn under the 2025 Singapore Delayed Draw Term Loan Facility.
Debt Covenant Compliance
The senior notes and LVSC, SCL and Singapore credit facilities generally contain various covenants, including covenants which pertain to leverage ratios and interest coverage ratios. As of December 31, 2025, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to debt and finance lease obligations are as follows:

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Proceeds from LVSC Senior Notes	$1,499	$1,748	$—
Proceeds from 2025 Singapore Credit Facility	3,645	—	—
Proceeds from 2024 SCL Term Loan Facility	1,637	—	—
	$6,781	$1,748	$—

Repayments on SCL Senior Notes	$(1,625)	$(174)	$—
Repayments on LVSC Senior Notes	(500)	(1,750)	—
Repayments on 2012 Singapore Credit Facility	(2,708)	(139)	(62)
Repayments on 2025 Singapore Credit Facility	(43)	—	—
Repayments on 2018 SCL Credit Facility	—	—	(1,948)
Repayments on 2024 SCL Term Loan Facility	(25)	—	—
Repayments on finance leases and other debt	(17)	(11)	(59)
	$(4,918)	$(2,074)	$(2,069)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Scheduled Maturities of Debt
Maturities of debt outstanding (excluding finance leases) as of December 31, 2025, are summarized as follows:

Debt
(In millions)
2026(1)	$1,907
2027	1,557
2028	3,008
2029	2,007
2030	2,691
Thereafter	4,600
Total	$15,770
____________________
(1)The 2026 amount includes $800 million related to the 2026 SCL Senior Notes, which was subsequently paid in January 2026.
Note 12 — Equity
Preferred Stock
The Company is authorized to issue up to 50 million shares of preferred stock. The Company’s Board of Directors is authorized, subject to limitations prescribed by Nevada law and the Company’s articles of incorporation, to determine the terms and conditions of the preferred stock, including whether the shares of preferred stock will be issued in one or more series, the number of shares to be included in each series and the powers, designations, preferences and rights of the shares. The Company’s Board of Directors also is authorized to designate any qualifications, limitations or restrictions on the shares without any further vote or action by the stockholders.
Common Stock
Dividends
In January 2026, the Company’s Board of Directors declared a quarterly dividend of $0.30 per common share (a total estimated to be approximately $202 million) to be paid on February 18, 2026, to stockholders of record on February 9, 2026.
Share Repurchases
The following table presents information about our repurchases of common stock:

	Year Ended December 31,
	2025	2024	2023

	(In millions, except total number of shares)
Total number of shares repurchased	47,632,455	37,552,614	11,121,497
Total cost of shares repurchased	$2,269	$1,768	$510
Commissions and excise tax included in total cost	$19	$18	$5
During the year ended December 31, 2025, the Company’s Board of Directors authorized increasing the remaining share repurchase amount to $2.0 billion and extending its expiration date to November 3, 2027. As of December 31, 2025, the remaining amount authorized under the share repurchase program was $1.56 billion.
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
In September 2024, the Company entered into a capped call option contract (the “September Capped Call”), pursuant to which the Company purchased capped call options on approximately 1 million shares of the Company’s common stock with a $0 strike price and a cap price of $39.02. The September Capped Call expired in October 2024 and resulted in the return of the initial cash investment plus a cash premium. In December 2024, the Company entered into a capped call option contract (the “December Capped

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Call”) pursuant to which the Company purchased capped call options on approximately 1 million shares of the Company’s common stock with a $0 strike price and a cap price of $53.54. The December Capped Call expired on February 7, 2025, and resulted in the Company effectively repurchasing the related shares of its common stock for $52 million (including excise tax) as the Company’s share price was below the cap price.
All share repurchases of the Company’s common stock have been recorded as treasury stock in the accompanying consolidated balance sheets. Repurchases of the Company’s common stock are made at the Company’s discretion in accordance with applicable federal securities laws in the open market or otherwise, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases or block trades, subject to market conditions, applicable legal requirements and other factors. The timing, method and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities and market conditions.
Rollforward of Shares of Common Stock
A summary of the outstanding shares of common stock is as follows:

Balance as of January 1, 2023	764,247,283
Exercise of stock options	77,856
Issuance of restricted stock	17,166
Vesting of restricted stock units	233,654
Forfeiture of unvested restricted stock	(5,806)
Repurchase of common stock	(11,121,497)
Balance as of December 31, 2023	753,448,656
Exercise of stock options	20,000
Issuance of restricted stock	4,019
Vesting of restricted stock units	379,840
Repurchase of common stock	(37,552,614)
Balance as of December 31, 2024	716,299,901
Exercise of stock options	5,790,962
Issuance of restricted stock	12,037
Vesting of restricted stock units	443,989
Repurchase of common stock	(47,632,455)
Balance as of December 31, 2025	674,914,434
Noncontrolling Interests in SCL
Dividends
On June 20 and September 12, 2025, SCL paid a dividend of HKD 0.25 per share to SCL shareholders (a total of $518 million, of which the Company retained $380 million during the year ended December 31, 2025).
Purchases of Noncontrolling Interest
In December 2023 and September 2024, the Company’s wholly owned subsidiary, Venetian Venture Development Intermediate II (“VVDI II”), entered into share purchase agreements with financial institutions (the “Dealers”) relating to the purchase of the common stock of SCL (the “December 2023 Purchase Agreement” and the “September 2024 Purchase Agreement,” respectively). Pursuant to the terms of these agreements, VVDI II made up-front payments of HKD 1.95 billion and HKD 800 million, respectively, (approximately $250 million and $103 million, respectively, at exchange rates as of the date of the transaction) to the Dealers in December 2023 and September 2024, respectively (the “December 2023 Maximum Notional Amount” and the “September 2024 Maximum Notional Amount,” respectively). Once the up-front payments were made, VVDI II had no further obligation to provide any additional consideration to the Dealers. Due to the SCL share price exceeding the cap amount (as defined) during the term of the September 2024 Purchase Agreement, approximately $59 million in unused portions of the September 2024 Maximum Notional Amount was returned to VVDI II in the form of cash. The number of shares actually delivered to the Company by the Dealers was based on the volume-weighted average share price (the “VWAP”) of SCL’s common stock during the term of the agreements, subject to the cap amount, less an agreed discount. The December 2023 and September 2024 purchase agreements concluded in April and October 2024, respectively, with the Dealers having delivered 90 million and 23 million shares, respectively, of SCL common stock to the Company at an average price paid per share of HKD 21.57 and HKD 14.64, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
During October 2024, December 2024, April 2025, June 2025 and September 2025, VVDI II entered into share purchase agreements with financial institutions (the “Agents”) for the purchase of the common stock of SCL (collectively, the “SCL VWAP Purchase Agreements”). Pursuant to the terms of the SCL VWAP Purchase Agreements, VVDI II made up-front payments of HKD 2.85 billion and HKD 1.60 billion for the years ended December 31, 2025 and 2024, respectively (collectively, approximately $365 million and $206 million, respectively, at exchange rates in effect at the time of the transactions) under these agreements. Once the up-front payments were made, VVDI II had no further obligation to provide any additional consideration to the Agents.
The SCL VWAP Purchase Agreements allowed for the delivery of shares on a daily basis during the contract. The number of shares actually delivered to the Company by the Agents was based on the price paid by the Agents for SCL common stock delivered to the Company during the term of each SCL VWAP Purchase Agreement, subject to the cap amount (as defined in the agreements). Pursuant to the SCL VWAP Purchase Agreements, the Company paid the Agents a fee equal to an agreed percentage of the price per share benefit that the Agents were able to realize on SCL shares purchased compared to the volume-weighted average share price of SCL’s common stock.
The SCL VWAP Purchase Agreements were completed as of December 31, 2025 and resulted in the delivery of 172 million and 66 million shares for the years ended December 31, 2025 and 2024, respectively, at an average price paid per share of HKD 18.18 and HKD 20.26, respectively.
The Company accounted for each of the various purchase agreements as a hybrid instrument consisting of a host contract, with the prepayment amount accounted for as a reduction to equity, and an embedded derivative with nominal fair value. As the embedded derivatives had a nominal fair value, no derivative was recorded.
Additionally, during the year ended December 31, 2025, the Company purchased the common stock of SCL in open market transactions, which resulted in the purchase of 45 million shares of SCL common stock for HKD 912 million (approximately $117 million at exchange rates in effect at the time of the transactions).
The total additional shares purchased related to the above transactions resulted in an increase of the Company’s ownership of SCL to approximately 74.80% and 72.13% as of December 31, 2025 and 2024, respectively.
Transfer from Noncontrolling Interest
The following table summarizes the net income attributable to LVSC and transfers from the noncontrolling interest, which shows the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company:

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Net income attributable to LVSC	$1,627	$1,446	$1,221
Transfer from noncontrolling interest:
Increase in LVSC’s paid-in-capital for purchase of subsidiary shares	30	12	—
Changes from net income attributable to LVSC and transfers from noncontrolling interest	$1,657	$1,458	$1,221
Note 13 — Income Taxes
Income before taxes and noncontrolling interests for domestic and foreign operations is as follows:

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Foreign	$2,691	$2,129	$1,889
Domestic	(478)	(169)	(114)
Total income before income taxes	$2,213	$1,960	$1,775

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The components of income tax expense are as follows:

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Foreign:
Current	$405	$193	$270
Deferred	(22)	6	32
Total	383	199	302
Federal:
Current	2	11	30
Deferred	(38)	(2)	12
Total	(36)	9	42
Total income tax expense	$347	$208	$344
The reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2025		2024		2023
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
U.S. federal statutory tax rate	$465	21.0%	$412	21.0%	$373	21.0%
Foreign tax effects
Macao
Tax rate differential	(83)	(3.7)%	(93)	(4.7)%	(69)	(3.9)%
Changes in valuation allowances	70	3.2%	66	3.4%	78	4.4%
Tax exempt gaming operations income	(139)	(6.3)%	(207)	(10.6)%	(73)	(4.1)%
Tax exempt rental income	(53)	(2.4)%	(50)	(2.6)%	(54)	(3.0)%
Other	3	0.1%	10	0.5%	5	0.3%
Singapore
Tax rate differential	(75)	(3.4)%	(47)	(2.4)%	(45)	(2.5)%
Nondeductible fixed assets	34	1.5%	33	1.7%	28	1.6%
Other	39	1.8%	23	1.2%	33	1.9%
Other foreign jurisdictions	22	1.0%	16	0.8%	2	0.1%
Effect of cross-border tax laws
Global intangible low-taxed income	55	2.5%	43	2.2%	63	3.5%
Other	—	—%	2	0.1%	4	0.2%
Tax credits	(16)	(0.7)%	(15)	(0.8)%	(12)	(0.7)%
Changes in valuation allowances	14	0.6%	(2)	(0.1)%	(3)	(0.2)%
Nontaxable or nondeductible items	4	0.2%	12	0.6%	6	0.3%
Other adjustments	(2)	(0.1)%	(2)	(0.1)%	—	—%
Changes in unrecognized tax benefits	9	0.4%	7	0.4%	8	0.5%
Effective tax rate	$347	15.7%	$208	10.6%	$344	19.4%
The Company’s tax rate differential reflects the fact that the U.S. tax rate of 21% is higher than the statutory tax rates in Singapore and Macao of 17% and 12%, respectively.
The Company enjoys an income tax exemption in Macao that exempts the Company from paying corporate income tax on profits generated by gaming operations. The Company will continue to benefit from this tax exemption through December 31, 2027. Net income attributable to LVSC would have been reduced by $90 million, $129 million and $46 million and diluted earnings per share would have been reduced by $0.13, $0.17 and $0.06 per share for the years ended December 31, 2025, 2024 and 2023, respectively, without the consideration of the income tax exemption in Macao. Additionally, certain rental income from commercial property in Macao is exempt from income tax as it is subject to the property tax regime.
On February 7, 2024, the Company entered into a shareholder dividend tax agreement with the Macao government, effective for the period from January 1, 2023 through December 31, 2025, which provided for an annual payment at an applicable rate of gross

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
gaming revenue as a substitution for a 12% tax otherwise due from VML shareholders on dividend distributions paid from VML gaming profits. The Company has applied for a renewal of the shareholder dividend tax agreement with the Macao government for the period from January 1, 2026 through December 31, 2027. For the year ended December 31, 2023, income tax expense included an anticipated $57 million shareholder dividend tax based on the information available at the balance sheet date. During the three months ended March 31, 2024, the Company reversed the $57 million of income tax expense and recorded $10 million to corporate expense related to the year ended December 31, 2023, to reflect the terms of the new shareholder dividend tax agreement.
In July 2025, the U.S. enacted tax legislation referred to as the One Big Beautiful Bill (“OBBB”). The OBBB includes significant changes to U.S. income tax laws, including tax cut extensions and modifications to the international tax framework with certain provisions effective in 2025 and others effective in 2026 and later years. The OBBB did not have a material impact on the Company’s 2025 effective tax rate. Management will continue to analyze and adjust future amounts as related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations of the OBBB continue to evolve.
The components of income taxes paid, net of refunds, are as follows:

	Year Ended December 31,
	2025	2024	2023

	(In millions)
U.S. federal	$—	$8	$25
U.S. state	—	1	—
Foreign
Singapore	270	212	150
Other	1	1	1
Total foreign	271	213	151
Total income taxes paid, net	$271	$222	$176
The primary tax effected components of the Company’s net deferred tax liabilities are as follows:

	December 31,
	2025	2024

	(In millions)
Deferred tax assets:
U.S. foreign tax credit carryforwards	$1,719	$2,531
Net operating loss carryforwards	244	320
Research and development	43	29
Pre-opening expenses	36	21
Interest expense carryforward	22	—
Accrued expenses	15	14
Stock-based compensation	6	9
Provision for credit losses	1	1
Other	4	2
	2,090	2,927
Less — valuation allowances	(1,936)	(2,776)
Total deferred tax assets	154	151
Deferred tax liabilities:
Property and equipment	(156)	(213)
Prepaid expenses	(2)	(2)
Other	(10)	(2)
Total deferred tax liabilities	(168)	(217)
Deferred tax liabilities, net	$(14)	$(66)
The Company’s U.S. foreign tax credit carryforwards were $1.76 billion and $2.57 billion as of December 31, 2025 and 2024, respectively, which expire beginning in 2026 and 2025, respectively. The Company’s U.S. interest expense carryforward was $103 million as of December 31, 2025, which does not have an expiration date. There was a valuation allowance of $1.69 billion and $2.46 billion as of December 31, 2025 and 2024, respectively, provided on foreign tax credit carryforwards, interest expense carryforward and other U.S. deferred tax assets, as the Company believes these assets do not meet the “more-likely-than-not” criteria

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
for recognition. Net operating loss carryforwards for the Company’s foreign subsidiaries were $1.94 billion and $2.59 billion as of December 31, 2025 and 2024, respectively, which expire beginning in 2026 and 2025, respectively. There are valuation allowances of $242 million and $314 million as of December 31, 2025 and 2024, respectively, provided on the net deferred tax assets of certain foreign jurisdictions, as the Company believes these assets do not meet the “more-likely-than-not” criteria for recognition.
A reconciliation of the total amounts of deferred tax asset valuation allowance, is as follows:

	December 31,
	2025	2024	2023

	(In millions)
Balance at the beginning of the year	$2,776	$3,879	$4,083
Additions	34	5	—
Deductions	(874)	(1,108)	(204)
Balance at the end of the year	$1,936	$2,776	$3,879
Undistributed earnings of subsidiaries are accounted for as a temporary difference, except deferred tax liabilities are not recorded for undistributed earnings of foreign subsidiaries deemed to be indefinitely reinvested in foreign jurisdictions. The Company does not consider current year’s tax earnings and profits of its foreign subsidiaries to be indefinitely reinvested. Beginning with the year ended December 31, 2015, the Company’s major foreign subsidiaries distributed, and may continue to distribute, earnings in excess of their current year’s tax earnings and profits in order to meet the Company’s liquidity needs. To the extent the Company has indefinitely reinvested earnings in foreign jurisdictions, it does not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, is as follows:

	December 31,
	2025	2024	2023

	(In millions)
Balance at the beginning of the year	$148	$141	$136
Reductions to tax positions related to prior years	—	—	(3)
Additions to tax positions related to current year	8	8	8
Exchange rate fluctuations	1	(1)	—
Balance at the end of the year(1)	$157	$148	$141
____________________
(1)Includes interest and penalties of $30 million, $25 million and $19 million accrued as of December 31, 2025, 2024 and 2023, respectively. The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations.
As of December 31, 2025, 2024 and 2023, unrecognized tax benefits of $40 million, $38 million and $36 million, respectively, were recorded as reductions to the U.S. foreign tax credit deferred tax asset. As of December 31, 2025, 2024 and 2023, unrecognized tax benefits and related interest and penalties of $117 million, $110 million and $105 million, respectively, were recorded in “Other long-term liabilities.”
Included in the unrecognized tax benefit balance as of December 31, 2025, 2024 and 2023, are $127 million, $123 million and $122 million, respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.
The Company’s major tax jurisdictions are the U.S., Macao and Singapore. The Company could be subject to examination for tax years beginning in 2021 in Macao and Singapore and tax years 2010 through 2015 and 2020 through 2024 in the U.S. The Company believes it has adequately reserved and provided for its uncertain tax positions; however, there is no assurance the taxing authorities will not propose adjustments that are different from the Company’s expected outcome, and it could impact the provision for income taxes.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 14 — Fair Value Disclosures
The following tables present the carrying amounts and estimated fair values of financial instruments held or issued by the Company using available market information. Determining fair value is judgmental in nature and requires market assumptions and/or estimation methodologies. The tables exclude cash, restricted cash, accounts receivable, net, and accounts payable, all of which had fair values approximating their carrying amounts due to the short maturities and liquidity of these instruments.

	December 31, 2025
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(in millions)
Assets:
Cash equivalents
Cash deposits	$1,878	$1,878
Money market funds	$288	$288
U.S. Treasury Bills	$218	$218
Loan Receivable(2)	$1,264		$1,232
Liabilities:
Debt(3)(4)	$15,770		$15,784
Other long-term liabilities:
2024 SCL Swaps(3)(5)	$63		$63
MBS Net Investment Hedge(3)(6)	$4		$4

	December 31, 2024
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(in millions)
Assets:
Cash equivalents
Cash deposits	$2,294	$2,294
Money market funds	$72	$72
U.S. Treasury Bills	$465	$465
Loan Receivable(2)	$1,264		$1,192
Liabilities:
Other accrued liabilities:
2021 SCL Swaps(3)	$4		$4
Debt(3)(4)	$13,689		$13,353
Other long-term liabilities:
2024 SCL Swaps(3)(5)	$52		$52
__________________
(1)The cross-currency swaps and net investment hedges are accounted for at fair value in the accompanying consolidated financial statements. The other items included in this table are not accounted for at fair value.
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
(5)This amount excludes the accrued interest portion of the fair value related to the periodic interest payment swaps. This accrual component, amounting to $4 million as of December 31, 2025 and 2024, was recorded in “Accounts receivable, net” in the accompanying consolidated balance sheets.
(6)This amount excludes the accrued interest portion of the fair value related to the periodic interest payment swaps. This accrual component, amounting to $3 million as of December 31, 2025, was recorded in “Accounts receivable, net” in the accompanying consolidated balance sheet.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
As of December 31, 2025 and 2024, the amounts of the Company’s other assets and liabilities that were accounted for at fair value were immaterial.
Note 15 — Leases
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
Nassau Coliseum
In conjunction with the Nassau Coliseum transaction, the seller assigned to the Company its lease of the land on which the related assets, including the Nassau Coliseum and other improvements, are affixed (the “Original Lease”). Immediately following this assignment, the Company entered into a new land lease agreement with Nassau County, for the use and exclusive right to develop and operate assets on the land for 99 years (the “99-Year Lease”), which commenced on June 2, 2023.
On April 18, 2023, Hofstra University (“Hofstra”) filed a petition against the Nassau County Planning Commission (the “Planning Commission”) in the New York Supreme Court, County of Nassau, asserting, among other things, that certain meetings held by the Planning Commission concerning the 99-Year Lease and certain related transactions were not properly noticed and/or held, and that appropriate materials concerning the meetings were not made available to the public by the Planning Commission in connection with the meetings. On May 31, 2023, Hofstra filed an amended petition that, among other things, added additional respondents and sought to invalidate certain votes held by Nassau County and the Nassau County Legislature. Neither the original petition nor the amended petition named the Company as a respondent to the proceeding.
In a decision and order dated November 9, 2023, the New York Supreme Court annulled various votes held by the Nassau County Legislature, annulled the 99-Year Lease and remitted the matter to the Planning Commission and the Nassau County Legislature to conduct a proper public hearing in accordance with all relevant statutes and rules, including the Nassau County Administrative Code and the Open Meetings Law, and for the issuance of a positive declaration pursuant to the New York State Environmental Quality Review Act and for the preparation of an Environmental Impact Statement. On November 10, 2023, the respondents appealed the decision and order, and on November 21, 2023, Hofstra cross-appealed. On December 13, 2023, the Appellate Division, Second Judicial Department denied respondents’ motion to stay enforcement of the decision and order pending the appeal, but granted a calendar preference, indicating that the appeal will be calendared expeditiously after all briefs have been filed. With the annulment of the 99-Year Lease noted above, the Company believed it had become the lessee under the Original Lease. This was accounted for as a lease modification on December 14, 2023. Prior to the annulment of the 99-Year Lease, the Company made the required lease payments, including a one-time rent payment of $54 million. On January 29, 2024, Hofstra filed a motion seeking a declaration that the Court’s prior order included the annulment of Nassau County’s consent and the putative assignment to the Company of the Original Lease.
On February 23, 2024, the New York Supreme Court ruled the Original Lease had been terminated and the Company currently had no leasehold interest in the land upon which the Nassau Coliseum sits. On February 27, 2024, the respondents appealed the decision, order and interlocutory judgment. On March 29, 2024, the Appellate Division, Second Judicial Department denied respondents’ motion to stay enforcement of the decision, order and interlocutory judgment. Subsequent to this order, the Company entered into a use and occupancy permit (the “Permit”) with Nassau County to allow the Company to continue operating the Nassau Coliseum for a nominal $1 fee. The Company considered the accounting guidance under ASC 842, Leases, and determined the Permit met the definition of a lease as it conveyed the right to control the use of the associated assets for a specified period of time. Consequently, the Original Lease was deemed to be modified, maintaining the operating lease classification. At the request of the Nassau County respondents, the Appellate Division, Second Judicial Department deemed their appeal withdrawn on June 23, 2025.
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
On October 23, 2024, the Appellate Division, Second Judicial Department issued a decision and order reversing the New York Supreme Court’s November 9, 2023 decision and order annulling the 99-Year Lease. The Appellate Division, Second Judicial Department held that because the Company was a party to the 99-Year Lease that was annulled, the Company is a necessary party to the action, and remitted the matter to the New York Supreme Court to add the Company as a respondent to the proceeding. On

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
November 13, 2024, the New York Supreme Court directed the Clerk of Court to add the Company to the proceeding as a respondent and amended the case caption. The Company filed a motion to dismiss the amended petition on January 17, 2025. On May 5, 2025, the New York Supreme Court denied the Company’s motion to dismiss. On May 23, 2025, the Company filed a motion for leave to renew its prior motion to dismiss. On June 5, 2025, the Company appealed the May 5 decision and order denying its motion to dismiss. On August 13, 2025, the New York Supreme Court granted the Company’s motion to renew, but, upon renewal, adhered to its prior decision denying the Company’s motion to dismiss. On September 5, 2025, the Nassau County respondents appealed the decision and order on the Company’s motion to renew. On September 8, 2025, the Company appealed the decision and order on its motion to renew. These appeals remain pending.
On December 6, 2024, the Incorporated Village of Garden City (“Garden City”) filed a petition in the New York Supreme Court, County of Nassau, which, among other things, challenges the validity of the 42-Year Lease. Garden City’s petition names the Company as a respondent, along with several Nassau County governmental entities, including the Planning Commission, Nassau County Planning Division, Nassau County Real Estate Planning and Development Department, Nassau County Legislature, Nassau County Open Space and Parks Advisory Committee, and Nassau County. Garden City’s petition asserts, among other things, that the Nassau County Legislature failed to comply with state environmental law statutes when considering the 42-Year Lease, that the Nassau County Planning Commission and Legislature did not properly consider the 42-Year Lease, and that the Permit violates the New York State Constitution. The petition also seeks a declaration that the 42-Year Lease is void and of no further force or effect. The Company filed a motion to dismiss the amended petition on April 14, 2025. On November 25, 2025, the New York Supreme Court issued a decision and order granting the Company and Nassau County respondents’ motions to dismiss in full. On December 19, 2025, Garden City filed a motion for leave to reargue and appealed the decision and order. The Company intends to respond to the motion for leave to reargue.
On October 8, 2025, Garden City filed another petition in the New York Supreme Court, County of Nassau, which, among other things, challenges the environmental review issued by the Nassau County Legislature and the Town of Hempstead related to the rezoning of approximately 85 acres including and surrounding the Nassau Coliseum site. Garden City’s petition names the Company as a respondent, along with the Town Board of the Town of Hempstead, the Nassau County Legislature, the Nassau County Executive and Nassau County. Garden City’s petition alleges that Nassau County and the Town of Hempstead failed to properly assess the environmental impacts of the potential pursuit of a casino and the related rezoning of the Nassau Coliseum site after the Company withdrew from the project. The Company intends to respond to Garden City’s new petition.
In April 2025, the Company announced its decision to cease pursuit of a casino license from the State of New York in light of concerns regarding a lower anticipated return on investment due to various factors, including the impact of the potential legalization of online gaming on the New York market. The Company continues to consider potential acquirors and other development opportunities for the Nassau Coliseum site. There is no assurance the Company will be able to accomplish a sale or other development opportunity or to resolve certain matters associated with the right to lease the underlying land from Nassau County.
In the accompanying consolidated balance sheets, the 42-Year Lease ROU asset is included in “Property and equipment, net” and the noncurrent portion of the related finance lease liability is included in “Debt.” As of December 31, 2025, the related ROU asset and finance lease liability were $121 million.
The future minimum lease payments are $1 million for the year ending December 31, 2026, $3 million for the year ending December 31, 2027, $6 million for each of the years ending December 31, 2028 through 2030, and $325 million thereafter.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Lessee Disclosures
Leases recorded on the balance sheet consist of the following (excluding the leasehold interests in land assets classified as operating leases; see “Note 7 — Leasehold Interests in Land, Net”):

		December 31,
Leases	Classification on the Balance Sheet	2025	2024

		(In millions)
Assets
Operating lease ROU assets	Other assets, net	$44	$48
Finance lease ROU assets	Property and equipment, net(1)	$154	$167
Liabilities
Current
Operating	Other accrued liabilities	$20	$16
Finance	Current maturities of debt	$18	$10
Noncurrent
Operating	Other long-term liabilities	$167	$172
Finance	Debt	$139	$118
____________________
(1)Finance lease ROU assets are recorded net of accumulated amortization of $28 million and $27 million as of December 31, 2025 and 2024, respectively.
Other information related to lease term and discount rate is as follows:

	December 31,
	2025	2024

Weighted Average Remaining Lease Term
Operating leases	25.9 years	26.7 years
Finance leases	31.9 years	40.0 years
Weighted Average Discount Rate
Operating leases	4.9%	5.0%
Finance leases	5.3%	5.3%
The components of lease expense are as follows:

	December 31,
	2025	2024	2023

	(In millions)
Operating lease cost:
Amortization of leasehold interests in land	$72	$58	$56
Operating lease cost	16	16	14
Short-term lease cost	4	4	5
Variable lease cost	5	12	11
Finance lease cost:
Amortization of leasehold interests in land	4	2	2
Amortization of ROU assets	11	3	4
Interest on lease liabilities	8	3	6
Total lease cost	$120	$98	$98

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Supplemental cash flow information related to leases is as follows:

	December 31,
	2025	2024	2023

	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$22	$24	$17
Financing cash flows for finance leases	$17	$9	$57
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$13	$11	$194
Finance leases	$38	$167	$1
As of December 31, 2025, the Company has short-term lease commitments of $31 million.
Maturities of lease liabilities are summarized as follows:

	Operating Leases	Finance Leases

	(In millions)
Year ending December 31,
2026	$22	$20
2027	19	12
2028	15	14
2029	8	9
2030	6	6
Thereafter	265	325
Total future minimum lease payments	335	386
Less — amount representing interest	(148)	(229)
Present value of future minimum lease payments	187	157
Less — current lease obligations	(20)	(18)
Long-term lease obligations	$167	$139
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
Lease revenue consists of the following:

	Year Ended December 31,
	2025		2024		2023
	Mall	Other	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$570	$1	$548	$1	$503	$1
Overage rents	125	—	104	—	166	—
	$695	$1	$652	$1	$669	$1

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Future minimum rentals (excluding the escalated contingent rent clauses) on non-cancelable leases are as follows:

	Mall	Other

	(In millions)
Year ending December 31,
2026	$549	$2
2027	472	1
2028	346	1
2029	243	1
2030	87	—
Thereafter	202	—
Total minimum future rentals	$1,899	$5
The cost and accumulated depreciation of property and equipment the Company is leasing to third parties are as follows:

	December 31,
	2025	2024

	(In millions)
Property and equipment, at cost	$1,598	$1,570
Accumulated depreciation	(894)	(829)
Property and equipment, net	$704	$741
Note 16 — Commitments and Contingencies
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
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC” or “Plaintiff”) filed a claim with the Macao First Instance Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort (“VCR”) (collectively, the “Defendants”) for 3.0 billion patacas (approximately $374 million at exchange rates in effect on December 31, 2025), which alleges a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001.
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
On July 15, 2019, AAEC submitted a request to the Macao First Instance Court to increase the amount of its claim to 96.45 billion patacas (approximately $12.03 billion at exchange rates in effect on December 31, 2025), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022. On September 4, 2019, the Macao First Instance Court allowed AAEC’s amended request. The U.S. Defendants appealed the decision allowing the amended claim on September 17, 2019; the Macao First Instance Court accepted the appeal on September 26, 2019.
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
On July 10, 2021, the U.S. Defendants were notified of an invoice for supplemental court fees totaling 93 million patacas (approximately $12 million at exchange rates in effect on December 31, 2025) based on Plaintiff’s July 15, 2019 amendment. By motion dated July 20, 2021, the U.S. Defendants moved for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated September 11, 2021. The U.S. Defendants appealed that order on September 23, 2021. By order dated September 29, 2021, the Macao First Instance Court ordered that the invoice for supplemental court fees be stayed pending resolution of that appeal.
From December 17, 2021 to January 19, 2022, Plaintiff submitted additional documents to the court file and disclosed written reports from two purported experts, who calculated Plaintiff’s damages at 57.88 billion patacas and 62.29 billion patacas (approximately $7.22 billion and $7.77 billion, respectively, at exchange rates in effect on December 31, 2025). On April 28, 2022, the Macao First Instance Court entered a judgment for the U.S. Defendants. The Macao First Instance Court also held that Plaintiff litigated certain aspects of its case in bad faith.
Plaintiff filed a notice of appeal from the Macao First Instance Court’s judgment on May 13, 2022.
On September 19, 2022, the U.S. Defendants were notified of an invoice for appeal court fees totaling 48 million patacas (approximately $6 million at exchange rates in effect on December 31, 2025). By motion dated September 29, 2022, the U.S. Defendants moved the Macao First Instance Court for an order withdrawing that invoice. The Macao First Instance Court denied that motion by order dated October 24, 2022. The U.S. Defendants appealed that order on November 10, 2022 and on January 6, 2023, submitted the appeal brief.
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
By order dated July 14, 2025, the Macao Second Instance Court denied AAEC’s motion for a stay, rejected AAEC’s appeal brief because AAEC did not exist at the time the brief was filed, and concluded that AAEC’s shareholders automatically replaced AAEC as Plaintiff as a matter of Macao law. Because AAEC’s shareholders did not file a timely appeal brief, the Macao Second Instance Court dismissed the appeal to the Macao Court of Final Appeal that AAEC had noticed on April 7, 2025. On July 31, 2025, AAEC requested panel review of that ruling arguing, among other things, that the court should have allowed AAEC’s shareholders the opportunity to ratify the appeal brief previously filed. On August 21, 2025, the Macao Second Instance Court provided Defendants with notice of AAEC’s July 31 filing. On August 29, 2025, the clerk for the Second Instance Court issued an invoice for pre-payment of court fees to AAEC’s shareholders relating to Plaintiff’s appeal. On September 10, 2025, Defendants submitted a filing requesting that its August 21 notice be annulled and that notification take place only after prepayment of court fees by AAEC’s shareholders. On September 18, 2025, the Second Instance Court annulled the August 21 notice to Defendants and ruled that notification was to be carried out only after AAEC’s shareholders had paid the invoiced court fees relating to the appeal. On September 23, 2025, the Court of Second Instance sent Plaintiff’s counsel of record a copy of the September 18 order, along with the invoice for prepayment of court fees and a penalty. The deadline for AAEC’s shareholders to pre-pay court fees and an associated penalty for late payment was October 6, 2025. On October 13, 2025, the Second Instance Court sent Plaintiff’s counsel of record another invoice for prepayment of court fees and another penalty.
Following the resignation of the judge rapporteur who had overseen proceedings in the Second Instance Court, the Judicial Magistrates Council appointed a new judge rapporteur on January 5, 2026. On January 22, 2026, the new judge rapporteur overruled his predecessor’s decision of September 18, 2025, ruling that AAEC’s request for panel review of the order dismissing AAEC’s appeal dated July 14, 2025 is not subject to prepayment of court fees. As Plaintiff’s counsel purported to request panel review on behalf of AAEC’s shareholders, the judge rapporteur ordered Plaintiff’s counsel to submit (i) the shareholders’ identities, (ii) powers of attorney authorizing counsel to represent the shareholders, (iii) evidence that the shareholders had ratified the actions that counsel purported to take on their behalf prior to obtaining powers of attorney, and (iv) justification for seeking panel review prior to obtaining powers of attorney. Plaintiff’s counsel of record failed to comply with these requirements within the deadline, which was February 2, 2026, and the proceedings are currently pending the judge rapporteur’s decision on the effects of such failure.
Management has determined that, based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. The Company intends to defend this matter vigorously.
Commitments
Macao Concession
Annual Premium
Under the Macao Concession, the Company is obligated to pay to the Macao government an annual gaming premium with a fixed portion and a variable portion based on the number and type of gaming tables it employs and gaming machines it operates. The fixed portion of the premium is equal to 30 million patacas (approximately $4 million at exchange rates in effect on December 31, 2025). The variable portion is equal to 300,000 patacas per gaming table reserved exclusively for certain kinds of games or players, 150,000 patacas per gaming table not so reserved and 1,000 patacas per electrical or mechanical gaming machine, including slot machines (approximately $37,433, $18,716 and $125, respectively, at exchange rates in effect on December 31, 2025), subject to a minimum of 76 million patacas (approximately $9 million at exchange rates in effect on December 31, 2025). Based on the gaming tables and gaming machines (which is at the maximum number of tables and machines currently allowed by the Macao government) in operation as of December 31, 2025, the annual premium payable to the Macao government is approximately $40 million during each of the next five years ending December 31, 2030, and approximately $80 million in aggregate thereafter through the termination of the Concession in December 2032.
The Company is also obligated to pay a special gaming tax of 35% of gross gaming revenues and applicable withholding taxes. Under the Concession, the Company must also contribute 5% of its gross gaming revenue to utilities designated by the Macao government, a portion of which must be used for promotion of tourism in Macao. Additionally, under the Concession, the Company is also obligated to pay a special annual gaming premium if the average of the gross gaming revenues of the Company’s gaming tables and electrical or mechanical gaming machines, including slot machines, is lower than a certain minimum amount determined by the Macao government; such special premium being the difference between the gaming tax based on the actual gross gaming revenues and that of the specified minimum amount; this minimum amount has been set by the Macao government at 7 million patacas per gaming table and 300,000 patacas per gaming machine (approximately $1 million and $37,433, respectively, at exchange rates in effect on December 31, 2025), for an annual total of 4.50 billion patacas (approximately $562 million at exchange rates in effect on December

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
31, 2025) based on the maximum number of gaming tables and gaming machines the Company is currently authorized to operate. No special annual gaming premium was paid for the years ended December 31, 2025 and 2024.
Handover Record
Pursuant to the Handover Record, the Company is required to make annual payments of 2,500 patacas per square meter for the following seven years (approximately $312 at exchange rates in effect on December 31, 2025). Beginning in 2027, the annual fee per square meter will be subject to an annual adjustment based on the previous year’s average price index in Macao. The anticipated annual fee for the following seven years is approximately $42 million, subject to the price index adjustment mentioned above.
Committed Investment
Under the Concession, the Company is obligated to develop certain gaming and non-gaming investment projects by December 2032 in connection with, among others, attraction of international visitors, conventions and exhibitions, entertainment shows, sporting events, culture and art, health and wellness and themed attractions, as well as support Macao’s position as a city of gastronomy and increase community and maritime tourism. The Company is required to invest, or cause to be invested, at least 35.84 billion patacas (approximately $4.47 billion at exchange rates in effect on December 31, 2025), including 33.39 billion patacas (approximately $4.17 billion at exchange rates in effect on December 31, 2025) on non-gaming projects.
For the years ended December 31, 2024 and 2023, the Company spent approximately 5.80 billion patacas (approximately $723 million at exchange rates in effect on December 31, 2025) on these projects. The annual amounts were reviewed and confirmed as qualified spend under the Concession by the Macao government following audits conducted in May 2025 and July 2024, with results issued in November 2025 and 2024, respectively. The Macao government conducts an annual audit to confirm qualified concession investments for the prior year. For the year ended December 31, 2025, the Company spent approximately 2.52 billion patacas (approximately $315 million at exchange rates in effect on December 31, 2025); however, as of the date of this filing, the audit process for the 2025 investments has not yet commenced and the ultimate amount confirmed as qualified spend under the Concession may differ from the amount reported above based on the results of the audit.
Singapore Committed Spend
Pursuant to the Second Supplemental Agreement to purchase the Additional Gaming Area and changes to the MBS Expansion Project gross floor area allocation, an additional payment of approximately 1.13 billion SGD (approximately $848 million at exchange rates in effect at the time of the payment) was made in April 2025. The remainder of the Additional Land Premium is expected to be approximately SGD 182 million (approximately $142 million at exchange rates in effect on December 31, 2025) and to be finalized during the first quarter of 2026. Refer to “Note 1 — Organization and Business of Company” for further information.
Non-Cancelable Contractual Obligations
The Company’s non-cancelable contractual obligations (excluding operating leases and the Macao annual gaming premium mentioned above) are $702 million as of December 31, 2025. The amount excludes open purchase orders with the Company’s suppliers that have not yet been received as these agreements generally allow the Company the option to cancel, reschedule and adjust terms based on the Company’s business needs prior to the delivery of goods or performance of services. These obligations consist primarily of certain hotel management and service agreements. Some of the Company’s hotel properties operate pursuant to management agreements with various experienced third-party hotel operators (management companies), whereby the management company controls the day-to-day operations of each of these hotels, and the Company is granted limited approval rights with respect to certain of the management company’s actions. The non-cancelable period of the Company’s management agreements ranges from 14 to 40 years with various extension provisions and some with early termination options. Each management company receives a base management fee, generally a percentage of revenue as defined. There are also monthly fees for certain support services and some also include incentive fees based on attaining certain financial thresholds. Additionally, the Company has a franchise agreement granting it the right to operate the Londoner Grand as a franchisee under Marriott International’s “Luxury Collection Hotel” brand, which primarily consists of a fixed and variable franchise fee. The non-cancelable period for the franchise agreement is 15 years.
The Company’s non-cancelable contractual obligations also include agreements with certain celebrities and professional sports leagues and teams for the hosting of events, advertising, marketing, promotional and sponsorship opportunities in order to promote the Company’s brand and services.
Note 17 — Stock-Based Compensation
The Company has two equity plans that allow for the grants of stock-based compensation awards of the Company’s common stock and ordinary shares of SCL (the “2004 Plan” and the “SCL Equity Plan,” respectively), which are described below. The 2004 Plan provides for the granting of equity awards pursuant to the applicable provisions of the Internal Revenue Code and regulations in the United States.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Las Vegas Sands Corp. 2004 Equity Award Plan
The 2004 Plan gives the Company a competitive edge in attracting, retaining and motivating employees, directors and consultants and provides the Company with a stock plan providing incentives directly related to increases in its stockholder value. Any of the Company’s subsidiaries’ or affiliates’ employees, directors or officers and many of its consultants are eligible for awards under the 2004 Plan. The 2004 Plan originally provided for an aggregate of approximately 26 million shares of the Company’s common stock to be available for awards. The 2004 Plan originally had a term of ten years, but in June 2014, the Company’s Board of Directors approved an amendment to the 2004 Plan, extending the term to December 2019. In May 2019, the Board of Directors and stockholders approved the adoption of the Las Vegas Sands Corp. Amended and Restated 2004 Equity Award Plan (the “Amended 2004 Plan”), which extended the term of the 2004 Plan through December 2024 and increased the number of shares of common stock available for grants by 10 million shares. In May 2024, the Company’s Board of Directors approved an amendment to the Amended 2004 Plan, which extended the term to December 2029 and increased the number of shares of common stock available for grants by 10 million shares. The compensation committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards or any combination of the foregoing. As of December 31, 2025, there were approximately 11.6 million shares available for grant under the Amended 2004 Plan.
Stock option awards are granted with an exercise price equal to the fair market value (as defined in the Amended 2004 Plan) of the Company’s stock on the date of grant. The outstanding stock options generally vest over three to five years and have a contractual term of ten years. Compensation cost for all stock option grants, which generally have graded vesting, is recognized on a straight-line basis over the awards’ respective requisite service periods. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. Expected volatilities are based on the Company’s historical volatility for a period equal to the expected life of the stock options. The expected option life is based on the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant.
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
Sands China Ltd. Equity Award Plan
The SCL Equity Plan gives SCL a competitive edge in attracting, retaining and motivating employees, directors and consultants and provides SCL with a stock plan providing incentives directly related to increases in its stockholder value. Subject to certain criteria as defined in the SCL Equity Plan, SCL’s subsidiaries’ or affiliates’ employees, directors or officers are eligible for awards under the SCL Equity Plan.
The SCL 2009 Equity Plan had a term of ten years, which expired in November 2019. The SCL 2019 Equity Plan was approved by SCL’s shareholders in May 2019, and took effect in December 2019, with materially the same terms of the SCL 2009 Equity Plan. To comply with the latest requirements under Chapter 17 of the Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited (the “Hong Kong Listing Rules”) (which deals with equity securities - shares schemes), SCL adopted the SCL 2024 Equity Plan, which was approved by its shareholders and took effect in May 2024. All existing awards under the SCL 2009 Equity Plan and SCL 2019 Equity Plan previously granted, but unexercised or unvested (as the case may be), will remain valid and (where applicable) exercisable in accordance with their terms of grant. No further awards may be granted under the SCL 2019 Equity Plan.
Pursuant to Chapter 17 of the Hong Kong Listing Rules, the maximum number of shares that may be issued in respect of all share-based awards (under which new shares will be issued) to be granted under the SCL 2024 Equity Plan are subject to the scheme mandate limit, and the aggregation of other share-based awards granted to an eligible person in any 12-month period prior to (and including) the date of grant shall not exceed 1% of the shares in issue (excluding treasury stock, if any) on the date of grant.
As of December 31, 2025, the scheme mandate limit under the SCL 2024 Equity Plan was approximately 809 million SCL shares. SCL’s remuneration committee may grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance compensation awards or any combination of the foregoing pursuant to the SCL 2024 Equity Plan.
Stock option awards are granted with an exercise price not less than the highest of (i) the closing price of SCL’s stock on the date of grant, which must be a business day, (ii) the average closing price of SCL’s stock for the five business days immediately preceding

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
the date of grant and (iii) the nominal value of a SCL stock, which is $0.01. The outstanding stock options generally vest over four years and have contractual terms of ten years. Compensation cost for all stock option grants, which generally have graded vesting is recognized on a straight-line basis over the awards’ respective requisite service periods. SCL estimates the fair value of stock options using the Black-Scholes option-pricing model. Expected volatilities are based on SCL’s historical volatility for a period equal to the expected life of the stock options. The expected option life is based on the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate for periods equal to the expected term of the stock option is based on the Hong Kong Government Bond rate in effect at the time of the grant. The expected dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant.
Under the SCL 2009 Equity Plan, the SCL 2019 Equity Plan and the SCL 2024 Equity Plan, SCL granted cash-settled restricted stock units (under which no new stock will be issued) to eligible employees. Such restricted stock units generally vest over three years or other periods subject to approval. Grantees are entitled to a future cash payment that is equivalent to the fair value of the restricted stock unit and any accumulated dividends in cash upon vesting.
Stock-Based Compensation Activity
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2025	2024	2023

LVSC Amended 2004 Plan:
Weighted average volatility	40.0%	25.1%	26.1%
Expected term (in years)	7.5	8.0	8.4
Risk-free rate	4.1%	4.1%	4.0%
Expected dividend yield	2.3%	1.7%	1.7%
No options were granted under the SCL Equity Plan during the years ended December 31, 2025, 2024 and 2023.
A summary of the stock option activity for the Company’s equity award plans for the year ended December 31, 2025, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)

LVSC Amended 2004 Plan:
Outstanding as of January 1, 2025	12,565,616	$46.47
Granted	166,072	44.12
Exercised	(5,790,962)	45.53
Forfeited or expired	(214,815)	63.04
Outstanding as of December 31, 2025	6,725,911	$46.69	5.23	$128
Exercisable as of December 31, 2025	4,464,223	$48.20	4.42	$80
SCL Equity Plan:
Outstanding as of January 1, 2025	39,342,550	$4.59
Forfeited or expired	(5,734,200)	4.05
Outstanding as of December 31, 2025	33,608,350	$4.69	2.64	$1
Exercisable as of December 31, 2025	30,308,350	$4.95	2.21	$—

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
A summary of the unvested restricted stock and restricted stock units under the Company’s equity award plans for the year ended December 31, 2025, is presented below:

	Shares	Weighted Average Grant Date Fair Value

LVSC Amended 2004 Plan:
Unvested Restricted Stock
Balance as of January 1, 2025	21,185	$47.20
Granted	33,222	42.14
Vested	(21,185)	47.20
Balance as of December 31, 2025	33,222	$42.14
Unvested Restricted Stock Units
Balance as of January 1, 2025	1,585,174	$51.92
Granted	933,022	44.80
Vested	(483,714)	52.53
Forfeited	(8,236)	46.33
Balance as of December 31, 2025	2,026,246	$48.32
SCL Equity Plan:
Unvested Restricted Stock Units
Balance as of January 1, 2025	21,323,428	$2.76
Granted	10,105,600	2.10
Vested	(8,140,948)	2.67
Forfeited	(240,764)	2.63
Balance as of December 31, 2025	23,047,316	$2.50
The grant date fair value of SCL’s restricted stock unit awards is the share price of SCL’s ordinary stock at the respective grant date. The fair value of these awards is remeasured each reporting period until the vesting dates. Upon settlement, SCL will pay the grantees an amount in cash calculated based on the closing price of SCL’s stock on the vesting date or higher of (i) the closing price of SCL’s stock on the vesting date, and (ii) the average closing price of SCL’s stock for the five business days immediately preceding the vesting date. The accrued liability associated with these cash-settled restricted stock units was $29 million and $28 million as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, under the Amended 2004 Plan there was $12 million and $50 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock and stock units, respectively. The stock option and restricted stock and restricted stock unit costs are expected to be recognized over a weighted average period of 2.8 years and 1.7 years, respectively.
As of December 31, 2025, under the SCL Equity Plan there was $1 million and $30 million of unrecognized compensation cost related to unvested stock options and unvested restricted stock units, respectively. The stock option and restricted stock unit costs are expected to be recognized over a weighted average period of 1.0 years and 2.4 years, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The stock-based compensation activity for the Amended 2004 Plan and SCL Equity Plan is as follows for the three years ended December 31, 2025:

	Year Ended December 31,
	2025	2024	2023

	(Dollars in millions, except weighted average grant date fair values)
Compensation expense:
Stock options	$6	$20	$21
Restricted stock and stock units	65	58	51
	$71	$78	$72
Income tax benefit recognized in the consolidated statements of operations	$3	$4	$3
Compensation cost capitalized as part of property and equipment	$1	$1	$1

LVSC Amended 2004 Plan:
Stock options granted	166,072	6,824	510,157
Weighted average grant date fair value	$16.97	$14.65	$15.58

Restricted stock granted	33,222	21,185	17,166
Weighted average grant date fair value	$42.14	$47.20	$61.15

Restricted stock units granted	933,022	1,168,501	577,636
Weighted average grant date fair value	$44.80	$50.40	$57.77

Stock options exercised:
Intrinsic value	$110	$—	$1
Cash received	$264	$1	$3

SCL Equity Plan:
Restricted stock units granted	10,105,600	14,788,400	6,792,000
Weighted average grant date fair value	$2.10	$2.66	$3.44

Stock options exercised:
Intrinsic value	$—	$—	$—
Cash received	$—	$—	$1
Note 18 — Related Party Transactions
During the years ended December 31, 2025, 2024 and 2023, Dr. Adelson, her family members and trusts and other entities established for the benefit of Dr. Adelson’s family members (collectively, the “Principal Stockholders”) purchased certain services from the Company including security and medical support, and other goods and services for $5 million, $4 million and $2 million, respectively. For each of the years ended December 31, 2025, 2024 and 2023, the Company incurred approximately $1 million for food and beverage services, newspaper subscriptions and security support from entities in which the Principal Stockholders have an ownership interest.
During the years ended December 31, 2025, 2024 and 2023, the Company incurred certain expenses of $3 million, $5 million and $11 million, respectively, related to the Company’s use of the Principal Stockholders’ personal aircraft and aircraft refurbishment and maintenance services for business purposes. During the years ended December 31, 2025, 2024 and 2023, the Company charged the Principal Stockholders $42 million, $36 million and $21 million, respectively, related to aviation costs incurred by the Company for the Principal Stockholders’ use of Company aviation personnel and assets for personal purposes, as well as payments made by the Company to manage the Principal Stockholder’s personal aircraft.
Related party receivables were $2 million and $7 million as of December 31, 2025 and 2024, respectively. Related party payables were less than $1 million as of December 31, 2025 and 2024.
In July 2022, the Company entered into an intercompany term loan agreement with SCL, a related party, in the amount of $1.0 billion, which was repayable in July 2028. In the first two years from July 2022, SCL had the option to elect to pay cash interest

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
at 5.0% per annum or payment-in-kind interest at 6.0% per annum by adding the amount of such interest to the then-outstanding principal amount of the loan, following which only cash interest at 5.0% per annum will be payable. This loan was unsecured, subordinated to all third-party unsecured indebtedness and other obligations of SCL and its subsidiaries, and was eliminated in consolidation. In March 2025, SCL repaid in full to the Company the outstanding intercompany loan balance and any outstanding interest totaling $1.07 billion.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 19 — Segment Information
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
The CODM assesses the performance of each segment and allocates resources to each segment based on adjusted property EBITDA. Consolidated adjusted property EBITDA, which is a supplemental non-GAAP financial measure, is net income (loss) from continuing operations before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. The Company has significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments, share repurchases and income taxes, which are not reflected in consolidated adjusted property EBITDA.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The Company’s segment information as of and for the years ended December 31, 2025, 2024 and 2023, is as follows:

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Year Ended December 31, 2025
Casino	$2,146	$1,946	$657	$569	$265	$—	$5,583	$4,206	$—	$9,789
Rooms	208	375	137	115	18	—	853	569	—	1,422
Food and beverage	64	116	52	29	9	—	270	374	—	644
Mall	254	92	19	155	1	—	521	280	—	801
Convention, retail and other	64	27	7	4	1	103	206	155	—	361
Net revenues	2,736	2,556	872	872	294	103	7,433	5,584	—	13,017
Intersegment revenues	9	—	—	—	—	28	37	6	293	336
Net revenues before intersegment eliminations	2,745	2,556	872	872	294	131	7,470	5,590	293	13,353
Less:
Payroll and related expenses	444	405	199	111	93	44	1,296	751	—	2,047
Gaming taxes	1,034	1,040	327	342	127	—	2,870	1,053	—	3,923
Other expenses(1)	321	333	128	106	43	63	994	864	293	2,151
Segment expenses	1,799	1,778	654	559	263	107	5,160	2,668	293	8,121

Segment/Consolidated adjusted property EBITDA	$946	$778	$218	$313	$31	$24	$2,310	$2,922	$—	$5,232
Other Operating Costs and Expenses
Stock-based compensation(2)										(24)
Corporate										(310)
Pre-opening										(24)
Development										(269)
Depreciation and amortization										(1,464)
Amortization of leasehold interests in land										(76)
Loss on disposal or impairment of assets										(247)
Operating income										2,818
Other Non-Operating Costs and Expenses
Interest income										161
Interest expense, net of amounts capitalized										(746)
Other expense										(15)
Loss on modification or early retirement of debt										(5)
Income tax expense										(347)
Net income										$1,866

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Year Ended December 31, 2024
Casino	$2,282	$1,462	$740	$572	$290	$—	$5,346	$2,957	$—	$8,303
Rooms	210	302	137	107	18	—	774	500	—	1,274
Food and beverage	64	92	62	31	11	—	260	347	—	607
Mall	230	77	27	158	1	—	493	262	—	755
Convention, retail and other	38	51	7	4	2	98	200	159	—	359
Net revenues	2,824	1,984	973	872	322	98	7,073	4,225	—	11,298
Intersegment revenues	7	—	—	—	—	27	34	5	250	289
Net revenues before intersegment eliminations	2,831	1,984	973	872	322	125	7,107	4,230	250	11,587
Less:
Payroll and related expenses	413	355	194	106	90	41	1,199	677	—	1,876
Gaming taxes	1,073	775	365	347	134	—	2,694	751	—	3,445
Other expenses(1)	252	311	117	98	42	67	887	750	250	1,887
Segment expenses	1,738	1,441	676	551	266	108	4,780	2,178	250	7,208

Segment/Consolidated adjusted property EBITDA	$1,093	$543	$297	$321	$56	$17	$2,327	$2,052	$—	$4,379
Other Operating Costs and Expenses
Stock-based compensation(2)										(27)
Corporate										(290)
Pre-opening										(14)
Development										(228)
Depreciation and amortization										(1,308)
Amortization of leasehold interests in land										(60)
Loss on disposal or impairment of assets										(50)
Operating income										2,402
Other Non-Operating Costs and Expenses
Interest income										275
Interest expense, net of amounts capitalized										(727)
Other income										10
Income tax expense										(208)
Net income										$1,752

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Year Ended December 31, 2023
Casino	$2,151	$1,283	$655	$462	$290	$—	$4,841	$2,681	$—	$7,522
Rooms	191	324	135	94	17	—	761	443	—	1,204
Food and beverage	63	86	49	30	12	—	240	344	—	584
Mall	227	66	32	187	1	—	513	254	—	767
Convention, retail and other	43	33	8	6	2	80	172	123	—	295
Net revenues	2,675	1,792	879	779	322	80	6,527	3,845	—	10,372
Intersegment revenues	7	—	—	—	—	25	32	4	224	260
Net revenues before intersegment eliminations	2,682	1,792	879	779	322	105	6,559	3,849	224	10,632
Less:
Payroll and related expenses	380	330	187	102	93	35	1,127	617	—	1,744
Gaming taxes	1,012	672	317	276	134	—	2,411	652	—	3,063
Other expenses(1)	236	274	106	93	36	52	797	719	224	1,740
Segment expenses	1,628	1,276	610	471	263	87	4,335	1,988	224	6,547

Segment/Consolidated adjusted property EBITDA	$1,054	$516	$269	$308	$59	$18	$2,224	$1,861	$—	$4,085
Other Operating Costs and Expenses
Stock-based compensation(2)										(29)
Corporate										(230)
Pre-opening										(15)
Development										(205)
Depreciation and amortization										(1,208)
Amortization of leasehold interests in land										(58)
Loss on disposal or impairment of assets										(27)
Operating income										2,313
Other Non-Operating Costs and Expenses
Interest income										288
Interest expense, net of amounts capitalized										(818)
Other expense										(8)
Income tax expense										(344)
Net income										$1,431
_________________________
(1)Consists of gaming and non-gaming operating expenses and selling, general and administrative expenses of each segment.
(2)During the years ended December 31, 2025, 2024 and 2023, the Company recorded stock-based compensation expense of $71 million, $78 million and $72 million, respectively, of which $47 million, $51 million and $43 million, respectively, was included in corporate expense in the accompanying consolidated statements of operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	December 31,
	2025	2024	2023

	(In millions)
Capital Expenditures
Corporate and Other	$39	$40	$200
Macao:
The Venetian Macao	186	262	71
The Londoner Macao	312	545	132
The Parisian Macao	22	39	9
The Plaza Macao and Four Seasons Macao	13	14	15
Sands Macao	21	16	6
Ferry Operations and Other	1	3	—
	555	879	233
Marina Bay Sands	574	648	584
Total capital expenditures	$1,168	$1,567	$1,017

	December 31,
	2025	2024	2023

	(In millions)
Total Assets
Corporate and Other	$3,614	$3,353	$5,167
Macao:
The Venetian Macao	2,689	2,806	2,548
The Londoner Macao	4,635	4,665	4,193
The Parisian Macao	1,636	1,710	1,802
The Plaza Macao and Four Seasons Macao	953	987	1,059
Sands Macao	258	253	287
Ferry Operations and Other	375	719	335
	10,546	11,140	10,224
Marina Bay Sands	7,760	6,173	6,387
Total assets	$21,920	$20,666	$21,778

	December 31,
	2025	2024	2023

	(In millions)
Total Long-Lived Assets(1)
United States	$432	$587	$608
Macao:
The Venetian Macao	1,498	1,503	1,337
The Londoner Macao	3,962	4,086	3,796
The Parisian Macao	1,504	1,591	1,665
The Plaza Macao and Four Seasons Macao	788	844	896
Sands Macao	175	170	169
Ferry Operations and Other	17	23	29
	7,944	8,217	7,892
Singapore:
Marina Bay Sands	6,140	5,121	5,141
Other	64	70	47
Total long-lived assets	$14,580	$13,995	$13,688
_________________________
(1)Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and leasehold interests in land, net of accumulated amortization.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 20 — Selected Quarterly Financial Results (Unaudited)

	Quarter
	First	Second	Third	Fourth	Total

	(In millions, except per share data)
2025
Net revenues	$2,862	$3,175	$3,331	$3,649	$13,017
Operating income	609	783	719	707	2,818
Net income	408	519	491	448	1,866
Net income attributable to Las Vegas Sands Corp.	352	461	419	395	1,627
Basic earnings per share	$0.49	$0.66	$0.61	$0.59	$2.35
Diluted earnings per share	$0.49	$0.66	$0.61	$0.58	$2.35

2024
Net revenues	$2,959	$2,761	$2,682	$2,896	$11,298
Operating income	717	591	504	590	2,402
Net income	583	424	353	392	1,752
Net income attributable to Las Vegas Sands Corp.	494	353	275	324	1,446
Basic earnings per share	$0.66	$0.48	$0.38	$0.45	$1.97
Diluted earnings per share	$0.66	$0.48	$0.38	$0.45	$1.96
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2025, and have concluded they are effective at the reasonable assurance level.
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
(2) provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework (2013).”
Based on this assessment, management concluded, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on this framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
ITEM 9B. — OTHER INFORMATION
During the quarter ended December 31, 2025, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.
ITEM 9C. — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 1, 2026 (the “Proxy Statement”), including under the captions “Board of Director Nominees,” “Executive Officers” and “Information Regarding the Board and Its Committees.”
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
ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate by reference the information responsive to this Item appearing in the Proxy Statement, including under the captions “Information Regarding the Board and Its Committees” and “Certain Transactions.”
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

2.3^
Letter Agreement, dated as of August 3, 2021, by and among Las Vegas Sands Corp., Pioneer OpCo, LLC and VICI Properties L.P. (incorporated by reference from Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2021 and filed on October 22, 2021).

2.4^
Amendment to Letter Agreement, dated as of October 7, 2021, by and among Las Vegas Sands Corp., Pioneer OpCo, LLC and VICI Properties L.P. (incorporated by reference from Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2021 and filed on October 22, 2021).

3.1
Certificate of Amended and Restated Articles of Incorporation of Las Vegas Sands Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended June 30, 2018 and filed on July 25, 2018).

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

4.4
Description of Capital Stock (incorporated by reference from Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2024 and filed on February 7, 2025).

4.5
Eighth Supplemental Indenture, dated as of May 6, 2025, between Las Vegas Sands Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 5.625% Notes due 2028 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on May 6, 2025).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Exhibit No.	Description of Document
4.6
Ninth Supplemental Indenture, dated as of May 6, 2025, between Las Vegas Sands Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.000% Notes due 2030 (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on May 6, 2025).

4.7
Form of Las Vegas Sands Corp.’s 5.625% Notes due 2028 (included in Exhibit 4.5 hereto) (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on May 6, 2025).

4.8
Form of Las Vegas Sands Corp.’s 6.000% Notes due 2030 (included in Exhibit 4.6 hereto) (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on May 6, 2025).

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

10.13
Amendment and Restatement Agreement dated as of August 29, 2014, to the Facility Agreement, dated as of June 25, 2012 (as amended by an amendment agreement dated November 20, 2013), among Marina Bay Sands Pte. Ltd., as borrower, various lenders party thereto, DBS Bank Ltd. (“DBS”), Oversea-Chinese Banking Corporation Limited, United Overseas Bank Limited and Malayan Banking Berhad, Singapore Branch, as global coordinators, DBS, as agent and security trustee, and DBS, Oversea-Chinese Banking Corporation Limited, United Overseas Bank Limited, Malayan Banking Berhad, Singapore Branch, Standard Chartered Bank, Sumitomo Mitsui Banking Corporation and CIMB Bank Berhad, Singapore Branch, as mandated lead arrangers (including as Schedule 3 thereto, the Form of Amended and Restated Facility Agreement) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2014 and filed on November 5, 2014).

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Exhibit No.	Description of Document
10.14
Second Amendment and Restatement Agreement dated as of March 19, 2018, to the Facility Agreement, dated as of June 25, 2012 (as amended by an amendment agreement dated November 20, 2013 and further amended and restated by an amendment and restatement agreement dated August 29, 2014), among Marina Bay Sands Pte. Ltd., as borrower, various lenders party thereto and DBS Bank Ltd. as agent and security trustee (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.15+
Form of Director Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.16+
Form of Restricted Stock Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.17+
Form of Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.18+
Form of Director Nonqualified Stock Option Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.19+
Form of Director Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.20+
Form of Director Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (with deferred settlement) (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.21+
Form of Restricted Stock Units Award Agreement under the 2004 Equity Award Plan (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended March 31, 2018 and filed on April 27, 2018).

10.22+
Las Vegas Sands Corp. Amended and Restated Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373 for the quarter ended June 30, 2018 and filed on July 25, 2018).

10.23
Amendment, published on June 5, 2013, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2018 and filed on February 22, 2019).

10.24
Amendment, published on October 22, 2014, to Land Concession Agreement between Macau Special Administrative Region and Venetian Cotai Limited (incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2018 and filed on February 22, 2019).

10.25
Land Concession Agreement, dated as of May 5, 2010, relating to The Londoner Macao among the Macau Special Administrative Region, Venetian Orient Limited and Venetian Macau Limited (incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2018 and filed on February 22, 2019).

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

10.29+
Amendment to Non-Employee Director Compensation Program — Increase to Annual Cash Retainer (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the three and nine months ended September 30, 2019 and filed on October 25, 2019).

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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Exhibit No.	Description of Document
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

10.4
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Exhibit No.	Description of Document
10.48+	Las Vegas Sands Corp. Amended and Restated 2004 Equity Award Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on May 10, 2024).
10.49^
Facility Agreement dated October 23, 2024, among Sands China Ltd., Bank of China Limited, Macau Branch, as agent, and the arrangers and lenders listed therein (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32373) for the quarter ended September 30, 2024 and filed on October 25, 2024).

10.50^
Second Supplemental Agreement, dated January 8, 2025, between the Singapore Tourism Board and Marina Bay Sands Pte. Ltd. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on January 10, 2025).

10.51^
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

10.52
First Amendment to Employment Agreement, dated March 5, 2025, between Las Vegas Sands Corp., Las Vegas Sands, LLC and Robert G. Goldstein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on March 6, 2025).

10.53
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

19.1*	Securities Trading Policy
21.1*	Subsidiaries of Las Vegas Sands Corp.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Haiwen & Partners
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy (incorporated by reference from Exhibit 97 to the Company’s Annual Report on Form 10-K (File No. 001-32373) for the year ended December 31, 2024 and filed on February 7, 2025).
101*
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.
February 6, 2026	/S/ ROBERT G. GOLDSTEIN
Robert G. Goldstein, Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT G. GOLDSTEIN	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 6, 2026
Robert G. Goldstein

/S/ PATRICK DUMONT	President, Chief Operating Officer and Director	February 6, 2026
Patrick Dumont

/S/ MARK BESCA	Director	February 6, 2026
Mark Besca

/S/ IRWIN CHAFETZ	Director	February 6, 2026
Irwin Chafetz

/S/ MICHELINE CHAU	Director	February 6, 2026
Micheline Chau

/S/ CHARLES D. FORMAN	Director	February 6, 2026
Charles D. Forman

/S/ LEWIS KRAMER	Director	February 6, 2026
Lewis Kramer

/S/ ALAIN LI	Director	February 6, 2026
Alain Li

/S/ MICKY PANT	Director	February 6, 2026
Micky Pant

/S/ RANDY HYZAK	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 6, 2026
Randy Hyzak