Form 10-Q
period 2026-03-31
LAS VEGAS SANDS CORP
filed 2026-04-24
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2026
Common Stock ($0.001 par value)	662,637,325 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,330	$3,841
Accounts receivable, net of provision for credit losses of $230 and $225	677	742
Inventories	46	46
Prepaid expenses and other	213	203
Total current assets	4,266	4,832
Loan receivable	1,264	1,264
Property and equipment, net	11,441	11,673
Restricted cash and cash equivalents	125	125
Deferred income taxes, net	159	160
Leasehold interests in land, net	3,007	2,907
Goodwill and intangible assets, net	545	573
Other assets, net	369	386
Total assets	$21,176	$21,920
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$159	$190
Construction payables	142	160
Other accrued liabilities	2,066	2,359
Income taxes payable	442	385
Current maturities of debt	1,824	1,128
Total current liabilities	4,633	4,222
Other long-term liabilities	870	934
Deferred income taxes	165	174
Debt	13,900	14,656
Total liabilities	19,568	19,986
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 841 and 840 shares issued, 663 and 675 shares outstanding	1	1
Treasury stock, at cost, 178 and 165 shares	(9,774)	(9,028)
Capital in excess of par value	6,180	6,159
Accumulated other comprehensive income	38	71
Retained earnings	4,753	4,387
Total Las Vegas Sands Corp. stockholders’ equity	1,198	1,590
Noncontrolling interests	410	344
Total equity	1,608	1,934
Total liabilities and equity	$21,176	$21,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,739	$2,127
Rooms	377	324
Food and beverage	176	141
Mall	204	186
Convention, retail and other	89	84
Net revenues	3,585	2,862
Operating expenses:
Casino	1,505	1,157
Rooms	92	81
Food and beverage	149	126
Mall	25	22
Convention, retail and other	65	59
Provision for credit losses	29	5
General and administrative	302	273
Corporate	83	73
Pre-opening	4	4
Development	41	69
Depreciation and amortization	357	362
Amortization of leasehold interests in land	21	15
Loss on disposal or impairment of assets	8	7
	2,681	2,253
Operating income	904	609
Other income (expense):
Interest income	35	42
Interest expense, net of amounts capitalized	(188)	(174)
Other expense	(3)	(1)
Loss on modification or early retirement of debt	—	(5)
Income before income taxes	748	471
Income tax expense	(107)	(63)
Net income	641	408
Net income attributable to noncontrolling interests	(74)	(56)
Net income attributable to Las Vegas Sands Corp.	$567	$352
Earnings per share:
Basic	$0.85	$0.49
Diluted	$0.85	$0.49
Weighted average shares outstanding:
Basic	669	712
Diluted	671	713
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2026	2025

	(In millions) (Unaudited)
Net income	$641	$408
Currency translation adjustment	(26)	27
Foreign currency hedge adjustments	(16)	10
Total comprehensive income	599	445
Comprehensive income attributable to noncontrolling interests	(65)	(59)
Comprehensive income attributable to Las Vegas Sands Corp.	$534	$386
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at January 1, 2025	$1	$(6,759)	$6,245	$(58)	$3,455	$276	$3,160
Net income	—	—	—	—	352	56	408
Currency translation adjustment	—	—	—	27	—	—	27
Foreign currency hedge adjustments	—	—	—	7	—	3	10
Stock-based compensation	—	—	10	—	—	1	11
Tax withholding on vesting of equity awards	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	(454)	—	—	—	—	(454)
Settlement of contracts for purchase of noncontrolling interest	—	—	2	—	—	(2)	—
Capped call option contract	—	—	52	—	—	—	52
Dividends declared ($0.25 per share)	—	—	—	—	(179)	—	(179)
Balance at March 31, 2025	$1	$(7,213)	$6,307	$(24)	$3,628	$334	$3,033

Balance at January 1, 2026	$1	$(9,028)	$6,159	$71	$4,387	$344	$1,934
Net income	—	—	—	—	567	74	641
Currency translation adjustment	—	—	—	(22)	—	(4)	(26)
Foreign currency hedge adjustments	—	—	—	(11)	—	(5)	(16)
Exercise of stock options	—	—	4	—	—	—	4
Stock-based compensation	—	—	23	—	—	1	24
Tax withholding on vesting of equity awards	—	—	(6)	—	—	—	(6)
Repurchase of common stock	—	(746)	—	—	—	—	(746)
Dividends declared ($0.30 per share)	—	—	—	—	(201)	—	(201)
Balance at March 31, 2026	$1	$(9,774)	$6,180	$38	$4,753	$410	$1,608
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025

	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$641	$408
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	357	362
Amortization of leasehold interests in land	21	15
Amortization of deferred financing costs and original issue discount	15	13
Loss on modification or early retirement of debt	—	5
Loss on disposal or impairment of assets	7	1
Stock-based compensation expense	24	11
Provision for credit losses	29	5
Foreign exchange loss	3	2
Deferred income taxes	(6)	(6)
Changes in operating assets and liabilities:
Accounts receivable	32	(20)
Other assets	(9)	(36)
Leasehold interests in land	(137)	—
Accounts payable	(31)	(14)
Other liabilities	(215)	(220)
Net cash generated from operating activities	731	526
Cash flows from investing activities:
Capital expenditures	(194)	(379)
Acquisition of intangible assets and other	—	(75)
Other	8	—
Net cash used in investing activities	(186)	(454)
Cash flows from financing activities:
Proceeds from exercise of stock options	4	—
Tax withholding on vesting of equity awards	(6)	(2)
Repurchase of common stock	(753)	(416)
Dividends paid	(202)	(179)
Proceeds from debt	797	2,797
Repayments of debt	(830)	(2,710)
Payments of financing costs	—	(164)
Other	(50)	(18)
Net cash used in financing activities	(1,040)	(692)
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	(16)	6
Decrease in cash, cash equivalents and restricted cash and cash equivalents	(511)	(614)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	3,966	3,775
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$3,455	$3,161
Supplemental disclosure of cash flow information
Cash payments for interest, net of amounts capitalized	$212	$246
Cash payments for taxes, net of refunds	$58	$34
Change in construction-related payables	$(15)	$(17)
Excise tax accrued on repurchase of common stock	$6	$4
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Organization and Business of Company
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Las Vegas Sands Corp. (“LVSC”), a Nevada corporation, and its subsidiaries (collectively the “Company”) for the year ended December 31, 2025, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year.
Development Projects
Macao
The Company operates gaming areas within the Macao Special Administrative Region (“Macao”), pursuant to a 10-year concession agreement (the “Concession”), which expires on December 31, 2032. As part of the Concession entered into by Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd. (“SCL”), a majority-owned subsidiary of the Company) and the Macao government, VML has committed to invest, or cause to be invested, at least 35.84 billion patacas (approximately $4.44 billion at exchange rates in effect on March 31, 2026). Of this total, 33.39 billion patacas (approximately $4.14 billion at exchange rates in effect on March 31, 2026) must be invested in non-gaming projects. These investments must be accomplished by December 2032.
For the years ended December 31, 2024 and 2023, the Company spent a total of approximately 5.80 billion patacas (approximately $718 million at exchange rates in effect on March 31, 2026), on these projects. The annual amounts were reviewed and confirmed as qualified spend under the Concession by the Macao government following audits conducted in May 2025 and July 2024, with results issued in November 2025 and 2024, respectively. The Macao government conducts an annual audit to confirm qualified concession investments for the prior year. For the year ended December 31, 2025, the Company spent approximately 2.52 billion patacas (approximately $313 million at exchange rates in effect on March 31, 2026); however, as of the date of this filing, the audit process for the 2025 investments is in progress and the ultimate amount confirmed as qualified spend under the Concession may differ from the amount reported above based on the results of the audit.
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
In January 2025, MBS entered into a second supplemental agreement to the Second Development Agreement with the Singapore government (the “Second Supplemental Agreement”) whereby MBS committed to assume liability for the cost of the land premium associated with (i) the additional 2,000 square meters of gaming area and 10,000 square meters of ancillary area in support of the gaming area (collectively, the “Additional Gaming Area”) and (ii) other adjustments to the land premiums resulting from the consequential changes to the allocations of gross floor area for the MBS Expansion Project since the first payment made in 2019 (the “Additional Gross Floor Area,” and collectively with the Additional Gaming Area, the “Additional Land Premium”).
The dates by which MBS has agreed with the Singapore government to commence and complete construction of the MBS Expansion Project pursuant to the Second Supplemental Agreement are July 8, 2025 and July 8, 2029, respectively. Construction works for the project commenced in May 2025. While the Company’s current estimate is that construction will be complete by June 2030 with an anticipated opening date in January 2031, any extension of the completion date beyond the July 8, 2029 deadline is subject to the approval of the Singapore government.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s estimated total project cost is approximately $8.0 billion, inclusive of financing fees and interest, and land premiums. The Company has incurred approximately $2.8 billion as of March 31, 2026, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS development project site and the payments of 1.13 billion Singapore dollars (“SGD”) (made in April 2025) and SGD 173 million (made in March 2026) (approximately $848 million and $137 million, respectively, at exchange rates in effect at the time of the payment) for the Additional Gaming Area and Additional Gross Floor Area, respectively.
Note 2 — Accounts Receivable, Net and Customer Contract Related Liabilities
Accounts Receivable and Provision for Credit Losses
Accounts receivable consisted of the following:

	March 31, 2026	December 31, 2025

	(In millions)
Casino	$822	$828
Rooms	19	22
Mall	31	80
Other	35	37
	907	967
Less — provision for credit losses	(230)	(225)
	$677	$742
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	2026	2025

	(In millions)
Balance at January 1	$225	$186
Current period provision for credit losses	29	5
Write-offs	(23)	(21)
Exchange rate impact	(1)	2
Balance at March 31	$230	$172
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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2026	2025	2026	2025	2026	2025

	(In millions)
Balance at January 1	$181	$112	$39	$38	$930	$763
Balance at March 31	116	95	36	37	959	767
Increase (decrease)	$(65)	$(17)	$(3)	$(1)	$29	$4
____________________
(1)Of this amount, $173 million and $172 million as of March 31 and January 1, 2026, and $171 million and $175 million as of March 31 and January 1, 2025, respectively, related to mall deposits that are accounted for based on lease terms usually greater than one year.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 3 — Debt
Debt consisted of the following:

	Stated Interest Rate(1)	March 31, 2026	December 31, 2025

		(In millions)
Corporate and U.S. Related:
LVSC Senior Notes
Notes due August 2026	3.500%	$1,000	$1,000
Notes due June 2027	5.900%	750	750
Notes due June 2028	5.625%	1,000	1,000
Notes due August 2029	6.000%	500	500
Notes due August 2029	3.900%	750	750
Notes due June 2030	6.000%	500	500
Notes due August 2034	6.200%	500	500
Finance leases		122	121
Macao Related:
SCL Senior Notes
Notes due January 2026	3.800%	—	800
Notes due March 2027	2.300%	700	700
Notes due August 2028	5.400%	1,900	1,900
Notes due March 2029	2.850%	650	650
Notes due June 2030	4.375%	700	700
Notes due August 2031	3.250%	600	600
2024 SCL Revolving Facility	4.855%	791	—
2024 SCL Term Loan Facility	3.680%	1,591	1,614
Finance leases		32	35
Singapore Related:
2025 Singapore Term Loan Facility	2.233%	2,846	2,875
2025 Singapore Delayed Draw Term Loan Facility	2.233%	926	931
Finance leases		1	1
Total		15,859	15,927
Unamortized debt discount and issuance costs(2)		(135)	(143)
Total carrying amount of debt		15,724	15,784
Less — current maturities		(1,824)	(1,128)
Total debt		$13,900	$14,656
____________________
(1)The stated interest rate represents the coupon rate for each of the senior notes. For floating-rate debt, interest rates are the rates in effect as of March 31, 2026; these rates are not necessarily an indication of future interest rates. The effective interest rate for each issuance of debt approximates the stated interest rate.
(2)Unamortized deferred financing costs of $138 million and $146 million as of March 31, 2026 and December 31, 2025, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the 2025 Singapore Delayed Draw Term Facility are included in “Other assets, net” and “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
2024 LVSC Revolving Facility
As of March 31, 2026, the Company had $1.50 billion of available borrowing capacity under the 2024 LVSC Revolving Facility, net of outstanding letters of credit.
2024 SCL Credit Facility
During the three months ended March 31, 2026, the Company drew down 6.20 billion Hong Kong dollars (“HKD,” approximately $797 million at exchange rates in effect at the time of the transaction) under the 2024 SCL Revolving Facility, the proceeds from which together with cash on hand, were used to redeem the outstanding principal amount of the $800 million 3.800% SCL Senior Notes due January 8, 2026 (the “2026 SCL Senior Notes”) and any accrued interest.
As of March 31, 2026, the Company had HKD 13.30 billion (approximately $1.70 billion at exchange rates in effect on March 31, 2026) of available borrowing capacity under the 2024 SCL Revolving Facility.
In April 2026, the Company paid HKD 2.40 billion (approximately $307 million at exchange rates in effect at the time of the payment) of the outstanding balance under the 2024 SCL Revolving Facility.
2025 Singapore Credit Facility
As of March 31, 2026, MBS had SGD 588 million (approximately $456 million at exchange rates in effect on March 31, 2026) of available borrowing capacity under the 2025 Singapore Revolving Facility, net of outstanding letters of credit of SGD 162 million (approximately $125 million at exchange rates in effect on March 31, 2026).
As of March 31, 2026, SGD 6.30 billion (approximately $4.88 billion at exchange rates in effect on March 31, 2026) remains available to be drawn under the 2025 Singapore Delayed Draw Term Loan Facility.
Debt Covenant Compliance
As of March 31, 2026, management believes the Company was in compliance with all debt covenants.
Cash Flows from Financing Activities
Cash flows from financing activities related to debt and finance lease obligations are as follows:

	Three Months Ended March 31,
	2026	2025

	(In millions)
Proceeds from 2024 SCL Revolving Facility	$797	$—
Proceeds from 2025 Singapore Credit Facility	—	2,797
	$797	$2,797

Repayment on SCL Senior Notes	$(800)	$—
Repayment on 2025 Singapore Credit Facility	(15)	—
Repayment on 2024 SCL Term Loan Facility	(12)	—
Repayment on 2012 Singapore Credit Facility	—	(2,708)
Repayments on finance leases	(3)	(2)
	$(830)	$(2,710)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 4 — Derivative Instruments
During the year ended December 31, 2024, the Company executed HKD/USD Swaps, designated as hedges of portions of the cash flows related to the SCL senior notes due 2027 through 2031 (the “SCL Swaps”). As of March 31, 2026, the SCL Swaps had a total notional value of $3.41 billion and expire in line with the maturity dates of the related hedged cash flows.
During the year ended December 31, 2025, the Company executed SGD/USD Swaps, designated as hedges of the Company’s net investment in MBS (the “MBS Net Investment Hedges”), and HKD/USD Forwards, designated as hedges of the Company’s net investment in SCL (the “SCL Net Investment Hedges,” and together with the “MBS Net Investment Hedges,” the “Net Investment Hedges”). As of March 31, 2026, the MBS Net Investment Hedges had a total notional value of $1.80 billion and expire on various dates beginning March 2028 through December 2030, and the SCL Net Investment Hedges had a total notional value of $387 million and expire in June and September 2026.
During the three months ended March 31, 2026, the Company executed additional HKD/USD Forwards, designated as hedges of portions of the cash flows related to the SCL senior notes due 2028 through 2031 (the “SCL Forwards”). As of March 31, 2026, the SCL Forwards had a total notional value of $527 million and expire in line with the maturity dates of the related hedged cash flows.
For each reporting period, the fair value of each hedging derivative is recorded as an asset or liability with the offset recorded to “Accumulated other comprehensive income” (“AOCI”) in the accompanying condensed consolidated balance sheets. Refer to “Note 8 — Fair Value Disclosures” for further details. All amounts recorded in AOCI related to the Net Investment Hedges will remain in AOCI until derecognition of the investment. Portions of the amounts recorded in AOCI related to the fair value of the SCL Swaps and SCL Forwards are reclassified to “Other income (expense)” in the same period the hedged cash flows affect earnings. Additionally, upon execution of the SCL Forwards, there is an immediate foreign currency gain or loss resulting from the difference between the contractual forward exchange rate and the spot exchange rate on the execution date. This initial income or cost is reclassified from AOCI to “Other income (expense)” and “Interest expense, net of amounts capitalized” over the duration of the Forward using an appropriate amortization methodology dependent on the hedged item.
The following table presents the net changes in AOCI associated with each year’s hedging activities, net of tax:

	Three Months Ended March 31,
	2026		2025
	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Net Investment Hedges

	(In millions)
Net loss from hedge adjustments recognized in AOCI as of January 1	$(48)	$15	$(32)	$—
Hedge adjustments recognized during the current period	6	5	18	—
Net (gain) loss reclassified from AOCI into earnings	(27)	—	(8)	—
Net gain (loss) from hedge adjustments recognized in AOCI as of March 31	$(69)	$20	$(22)	$—
As of March 31, 2026, approximately $40 million of the net loss deferred in AOCI related to the SCL Swaps and SCL Forwards is expected to be reclassified from AOCI into “Other income (expense)” over the 12-month period ending March 31, 2027. The actual amounts that will be reclassified over the next twelve months may vary from this amount as a result of changes in market conditions.
The cash flow impact is included in operating activities for the SCL Swaps and SCL Forwards, and in investing activities for the Net Investment Hedges in the accompanying condensed consolidated statements of cash flows.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 5 — Equity and Earnings Per Share
Common Stock
In April 2026, the Company’s Board of Directors declared a quarterly dividend of $0.30 per common share (a total estimated to be approximately $199 million) to be paid on May 13, 2026, to stockholders of record on May 5, 2026.
Share Repurchases
The following table presents information about our repurchases of common stock:

	Three Months Ended March 31,
	2026	2025

	(Dollars in millions)
Total number of shares repurchased	13,060,239	10,086,681
Total cost of shares repurchased	$746	$454
Commissions and excise tax included in total cost	$6	$4
As of March 31, 2026, the remaining amount authorized under the share repurchase program was $817 million.
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
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended March 31,
	2026	2025

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	669	712
Potential dilution from stock options and restricted stock and stock units	2	1
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	671	713
Antidilutive stock options and restricted stock and stock units excluded from the calculation of diluted earnings per share	3	8
Diluted earnings per share is calculated using the treasury stock method.
Note 6 — Income Taxes
The Company’s effective income tax rate was 14.3% for the three months ended March 31, 2026, compared to 13.4% for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2026, reflects a 17% statutory tax rate on the Company’s Singapore operations, a 21% corporate income tax rate on its domestic operations, and a zero percent tax rate on its Macao gaming operations due to the Company’s income tax exemption in Macao.
The Company entered into a shareholder dividend tax agreement with the Macao government, which provided for a payment at an applicable rate of gross gaming revenue for the tax year 2023 through the tax year 2025 as a substitution for a 12% tax otherwise due from VML’s shareholders on dividend distributions paid from VML’s gaming profits. In January 2026, the Company requested this tax agreement be extended through December 31, 2027. The effective income tax rate for the three months ended March 31, 2026, anticipates a similar shareholder dividend tax agreement will be entered into for 2026 and 2027; however, there is no assurance such agreement will be granted. Corporate expense included $4 million and $3 million of shareholder dividend tax for the three months ended March 31, 2026 and 2025, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 7 — Leases
Lessor
Lease revenue for the Company’s mall operations consisted of the following:

	Three Months Ended March 31,
	2026	2025

	(In millions)
Minimum rents	$146	$140
Overage rents	31	20
	$177	$160
Note 8 — Fair Value Disclosures
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

	March 31, 2026
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(In millions)
Assets:
Cash equivalents
Cash deposits	$1,749	$1,749
Money market funds	$170	$170
U.S. Treasury Bills	$220	$220
Loan receivable(2)	$1,264		$1,228
Prepaid expenses and other:
SCL Net Investment Hedge(3)	$3		$3
Liabilities:
Other accrued liabilities:
SCL Swaps(3)	$2		$2
Debt(3)(4)	$15,704		$15,605
Other long-term liabilities:
SCL Swaps and Forwards(3)(5)	$55		$55
MBS Net Investment Hedge(3)(6)	$8		$8

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	December 31, 2025
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(In millions)
Assets:
Cash equivalents
Cash deposits	$1,878	$1,878
Money market funds	$288	$288
U.S. Treasury Bills	$218	$218
Loan receivable(2)	$1,264		$1,232
Liabilities:
Debt(3)(4)	$15,770		$15,784
Other long-term liabilities:
SCL Swaps(3)(5)	$63		$63
MBS Net Investment Hedge(3)(6)	$4		$4
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
(5)This amount excludes the accrued interest portion of the fair value related to the periodic interest payment swaps. This accrual component, amounting to $2 million as of March 31, 2026 and $4 million as of December 31, 2025, was recorded in “Accounts receivable, net” in the accompanying condensed consolidated balance sheets.
(6)This amount excludes the accrued interest portion of the fair value related to the periodic interest payment swaps. This accrual component, amounting to $3 million as of March 31, 2026 and December 31, 2025, was recorded in “Accounts receivable, net” in the accompanying condensed consolidated balance sheets.
As of March 31, 2026 and December 31, 2025, the amounts of the Company’s other assets and liabilities that were accounted for at fair value were immaterial.
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
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC” or “Plaintiff”) filed a claim with the Macao First Instance Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort (“VCR”) (collectively, the “Defendants”) for 3.0 billion patacas (approximately $372 million at exchange rates in effect on March 31, 2026), which alleged a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. As described below, a judgment in favor of the Defendants became final on March 4, 2026, and the Macao Second Instance Court certified that final judgment on March 13, 2026.
The procedural history of the case is as follows. On March 24, 2014, the Macao First Instance Court issued a decision holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings. On May 8, 2014, AAEC lodged an appeal against that decision.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Evidence gathering by the Macao First Instance Court commenced by letters rogatory, which was completed on March 14, 2019. On July 15, 2019, AAEC submitted a request to the Macao First Instance Court to increase the amount of its claim to 96.45 billion patacas (approximately $11.95 billion at exchange rates in effect on March 31, 2026), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022. On September 4, 2019, the Macao First Instance Court allowed AAEC’s amended request. The U.S. Defendants appealed the decision allowing the amended claim on September 17, 2019; the Macao First Instance Court accepted the appeal on September 26, 2019.
The trial began on June 16, 2021, and, after interim adjournments and delays resulting from the COVID-19 pandemic, was completed on January 19, 2022.
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
On April 7, 2025, Plaintiff filed a notice of appeal to the Macao Last Instance Court. On June 11, 2025, the Defendants filed a notice that Plaintiff’s liquidation had been registered with the Commercial Registry, and Plaintiff is no longer an existent legal entity. Plaintiff filed its appeal brief on June 18, 2025. By order dated July 14, 2025, the Macao Second Instance Court rejected AAEC’s appeal brief because AAEC did not exist at the time the brief was filed and concluded that AAEC’s shareholders automatically replaced AAEC as Plaintiff as a matter of Macao law. Because AAEC’s shareholders did not file a timely appeal brief, the Macao Second Instance Court dismissed the appeal to the Macao Court of Final Appeal that AAEC had noticed on April 7, 2025.
On July 31, 2025, AAEC requested panel review of that ruling arguing, among other things, that the court should have allowed AAEC’s shareholders the opportunity to ratify the appeal brief previously filed. On August 29, 2025, the clerk for the Macao Second Instance Court issued an invoice for prepayment of court fees to AAEC’s shareholders relating to Plaintiff’s appeal. On September 18, 2025, the Macao Second Instance Court ruled that the request for panel review could proceed only after AAEC’s shareholders had paid the invoiced court fees relating to the appeal. On September 23, 2025, the Macao Second Instance Court sent Plaintiff’s counsel of record a copy of the September 18 order, along with the invoice for prepayment of court fees and a penalty. The deadline for AAEC’s shareholders to prepay court fees and an associated penalty for late payment was October 6, 2025. On October 13, 2025, the Macao Second Instance Court sent Plaintiff’s counsel of record another invoice for prepayment of court fees and another penalty.
Following the resignation of the judge rapporteur who had overseen proceedings in the Macao Second Instance Court, the Judicial Magistrates Council appointed a new judge rapporteur on January 5, 2026. On January 22, 2026, the new judge rapporteur overruled his predecessor’s decision of September 18, 2025, ruling that AAEC’s request for panel review of the order dismissing AAEC’s appeal dated July 14, 2025 is not subject to prepayment of court fees. As Plaintiff’s counsel purported to request panel review on behalf of AAEC’s shareholders, the judge rapporteur ordered Plaintiff’s counsel to submit (i) the shareholders’ identities, (ii) powers of attorney authorizing counsel to represent the shareholders, (iii) evidence that the shareholders had ratified the actions that counsel purported to take on their behalf prior to obtaining powers of attorney and (iv) justification for seeking panel review prior to obtaining powers of attorney. Plaintiff’s counsel of record failed to comply with these requirements. On February 9, 2026, the judge rapporteur ruled that Plaintiff’s challenge was therefore invalid and would not be reviewed by the full panel of judges. The judgment in favor of Defendants became final on March 4, 2026, and the Macao Second Instance Court certified that final judgment on March 13, 2026. The final judgment resolves all issues concerning the merits of Plaintiff’s claim.

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
The CODM assesses the performance of each segment and allocates resources to each segment based on adjusted property EBITDA. Consolidated adjusted property EBITDA, which is a supplemental non-GAAP financial measure, is net income (loss) before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. The Company has significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments and income taxes, which are not reflected in consolidated adjusted property EBITDA.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s segment information as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025 is as follows:

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Three Months Ended March 31, 2026
Casino	$556	$584	$176	$212	$85	$—	$1,613	$1,126	$—	$2,739
Rooms	51	104	33	30	4	—	222	155	—	377
Food and beverage	19	34	14	7	3	—	77	99	—	176
Mall	66	25	4	40	—	—	135	69	—	204
Convention, retail and other	16	7	2	1	1	25	52	37	—	89
Net revenues	708	754	229	290	93	25	2,099	1,486	—	3,585
Intersegment revenues	2	—	—	—	—	13	15	1	87	103
Net revenues before intersegment eliminations	710	754	229	290	93	38	2,114	1,487	87	3,688
Less:
Payroll and related expenses	120	114	51	30	27	13	355	204	—	559
Gaming taxes	267	318	95	118	42	—	840	272	—	1,112
Other expenses(1)	85	99	37	28	15	22	286	223	87	596
Segment expenses	472	531	183	176	84	35	1,481	699	87	2,267

Segment/Consolidated adjusted property EBITDA	$238	$223	$46	$114	$9	$3	$633	$788	$—	$1,421
Other Operating Costs and Expenses
Stock-based compensation(2)										(3)
Corporate										(83)
Pre-opening										(4)
Development										(41)
Depreciation and amortization										(357)
Amortization of leasehold interests in land										(21)
Loss on disposal or impairment of assets										(8)
Operating income										904
Other Non-Operating Costs and Expenses
Interest income										35
Interest expense, net of amounts capitalized										(188)
Other expense										(3)
Income tax expense										(107)
Net income										$641

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Three Months Ended March 31, 2025
Casino	$495	$402	$173	$132	$68	$—	$1,270	$857	$—	$2,127
Rooms	53	73	35	29	5	—	195	129	—	324
Food and beverage	15	24	12	7	2	—	60	81	—	141
Mall	59	21	5	39	—	—	124	62	—	186
Convention, retail and other	14	9	2	1	—	25	51	33	—	84
Net revenues	636	529	227	208	75	25	1,700	1,162	—	2,862
Intersegment revenues	2	—	—	—	—	7	9	1	61	71
Net revenues before intersegment eliminations	638	529	227	208	75	32	1,709	1,163	61	2,933
Less:
Payroll and related expenses	108	96	49	27	23	11	314	172	—	486
Gaming taxes	235	210	84	81	32	—	642	208	—	850
Other expenses(1)	70	70	28	26	10	14	218	178	61	457
Segment expenses	413	376	161	134	65	25	1,174	558	61	1,793

Segment/Consolidated adjusted property EBITDA	$225	$153	$66	$74	$10	$7	$535	$605	$—	$1,140
Other Operating Costs and Expenses
Stock-based compensation(2)										(1)
Corporate										(73)
Pre-opening										(4)
Development										(69)
Depreciation and amortization										(362)
Amortization of leasehold interests in land										(15)
Loss on disposal or impairment of assets										(7)
Operating income										609
Other Non-Operating Costs and Expenses
Interest income										42
Interest expense, net of amounts capitalized										(174)
Other expense										(1)
Loss on modification or early retirement of debt										(5)
Income tax expense										(63)
Net income										$408
____________________
(1)Consists of gaming and non-gaming operating expenses and selling, general and administrative expenses for each segment.
(2)During the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense of $24 million and $9 million, respectively, of which $21 million and $8 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

	(In millions)
Capital Expenditures
Corporate and Other	$3	$7
Macao:
The Venetian Macao	50	24
The Londoner Macao	25	166
The Parisian Macao	9	3
The Plaza Macao and Four Seasons Macao	2	2
Sands Macao	3	2
	89	197
Marina Bay Sands	102	175
Total capital expenditures	$194	$379

	March 31, 2026	December 31, 2025

	(In millions)
Total Assets
Corporate and Other	$3,157	$3,614
Macao:
The Venetian Macao	2,693	2,689
The Londoner Macao	4,618	4,635
The Parisian Macao	1,649	1,636
The Plaza Macao and Four Seasons Macao	928	953
Sands Macao	257	258
Ferry Operations and Other	483	375
	10,628	10,546
Marina Bay Sands	7,391	7,760
Total assets	$21,176	$21,920

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
Operations
Summary Financial Results

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions, except per share data)
Net revenues	$3,585	$2,862	$723	25.3%
Operating income	904	609	295	48.4%
Net income	641	408	233	57.1%
Diluted earnings per share	0.85	0.49	0.36	73.5%
Consolidated adjusted property EBITDA(1)	1,421	1,140	281	24.6%
__________________________
(1)See “— Segment Adjusted Property EBITDA” for a reconciliation of consolidated adjusted property EBITDA to net income.
We view each of our Integrated Resort properties as an operating segment. Our operating segments in Macao consist of The Venetian Macao; The Londoner Macao; The Parisian Macao; The Plaza Macao and Four Seasons Macao; and the Sands Macao. Our operating segment in Singapore is Marina Bay Sands.
Macao
Our Macao operations showed improvement with net revenues increasing $399 million, or 23.5%, and adjusted property EBITDA increasing $98 million, or 18.3%, compared with the three months ended March 31, 2025. The improvement was driven by our properties where new and refreshed premium suites and hospitality offerings have been introduced, such as the Londoner Grand. Despite the improvement, we continue to face a competitive operating environment.
Singapore
Our Singapore operations continue to deliver exceptional results, supported by the property’s unique and luxurious integrated resort offerings, with adjusted property EBITDA increasing $183 million, or 30.2%, compared to the three months ended March 31, 2025. The key driver of the increase being a 31.4% increase in gross gaming revenue to $1.13 billion, while non-gaming revenues also contributed meaningfully to the overall results driven by increased business volumes and the launch of new dining venues.
Summary
During the first quarter of 2026, we continued to execute our strategic objectives as we delivered growth in both Singapore and Macao while continuing to increase the return of capital to stockholders, with the repurchase of $740 million of our common stock and a dividend payment of $202 million, and will continue to invest in premium suites and other hospitality offerings.
We believe we have a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $3.33 billion as of March 31, 2026 and access to $3.97 billion of available borrowing capacity under our U.S., SCL and Singapore revolving credit facilities as of the date of this report. We believe we are able to support our continuing operations, complete the major construction projects that are underway and maintain our share repurchase and dividend programs to continue to return excess capital to stockholders.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2025 Annual Report on Form 10-K filed on February 6, 2026.
There were no newly identified significant accounting policies and estimates during the three months ended March 31, 2026, nor were there any material changes to the critical accounting policies and estimates discussed in our 2025 Annual Report.

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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.3% in Macao. During the three months ended September 30, 2025, we revised our expected win percentage for Singapore to be based on the theoretical hold percentage measured by technology-enabled tables (“smart tables”). The theoretical hold percentage based on smart table data was 3.6% and 3.8% for the three months ended March 31, 2026 and 2025, respectively, in Singapore. Our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 23.1%, 22.8%, 21.0%, 21.6%, 14.8% and 23.1% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 3.6%, 3.8%, 3.7%, 2.3%, 2.4% and 4.4% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 11.3% and 12.0%, respectively, of our table games play was conducted on a credit basis for the three months ended March 31, 2026.
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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions)
Casino	$2,739	$2,127	$612	28.8%
Rooms	377	324	53	16.4%
Food and beverage	176	141	35	24.8%
Mall	204	186	18	9.7%
Convention, retail and other	89	84	5	6.0%
Total net revenues	$3,585	$2,862	$723	25.3%
Consolidated net revenues increased due to increases of $399 million and $324 million at our Macao operations and Marina Bay Sands, respectively.
Net casino revenues increased due to increases of $343 million and $269 million at our Macao operations and Marina Bay Sands, respectively. Casino revenues at our Macao operations increased due to increased table games and slot volumes and an increase in Rolling Chip win percentages, partially offset by decreases in Non-Rolling Chip win and slot hold percentages. Casino revenues at Marina Bay Sands increased due to increased table games and slot volumes, partially offset by decreases in win and hold percentages. The following table summarizes our casino activity:

	Three Months Ended March 31,
	2026	2025	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$556	$495	12.3%
Non-Rolling Chip drop	$2,584	$2,260	14.3%
Non-Rolling Chip win percentage	22.0%	22.7%	(0.7)	pts
Rolling Chip volume	$957	$862	11.0%
Rolling Chip win percentage	3.85%	2.18%	1.67	pts
Slot handle	$1,541	$1,404	9.8%
Slot hold percentage	4.1%	4.0%	0.1	pts
The Londoner Macao
Total net casino revenues	$584	$402	45.3%
Non-Rolling Chip drop	$2,435	$1,755	38.7%
Non-Rolling Chip win percentage	23.1%	23.0%	0.1	pts
Rolling Chip volume	$4,683	$1,712	173.5%
Rolling Chip win percentage	3.31%	3.56%	(0.25)	pts
Slot handle	$2,219	$1,668	33.0%
Slot hold percentage	3.7%	3.5%	0.2	pts
The Parisian Macao
Total net casino revenues	$176	$173	1.7%
Non-Rolling Chip drop	$886	$728	21.7%
Non-Rolling Chip win percentage	20.3%	21.0%	(0.7)%
Rolling Chip volume	$1,348	$709	90.1	pts
Rolling Chip win percentage	1.11%	4.25%	(3.14)	pts
Slot handle	$1,143	$889	28.6%
Slot hold percentage	3.7%	3.7%	—	pts

	Three Months Ended March 31,
	2026	2025	Change

	(Dollars in millions)
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$212	$132	60.6%
Non-Rolling Chip drop	$881	$686	28.4%
Non-Rolling Chip win percentage	20.3%	22.2%	(1.9)	pts
Rolling Chip volume	$2,195	$2,132	3.0%
Rolling Chip win percentage	5.54%	2.40%	3.14	pts
Slot handle	$—	$21	(100.0)%
Slot hold percentage	—%	2.2%	(2.2)	pts
Sands Macao
Total net casino revenues	$85	$68	25.0%
Non-Rolling Chip drop	$531	$380	39.7%
Non-Rolling Chip win percentage	14.0%	15.6%	(1.6)	pts
Rolling Chip volume	$29	$59	(50.8)%
Rolling Chip win percentage	3.63%	4.23%	(0.60)	pts
Slot handle	$1,419	$582	143.8%
Slot hold percentage	2.0%	2.9%	(0.9)	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$1,126	$857	31.4%
Non-Rolling Chip drop	$2,925	$2,304	27.0%
Non-Rolling Chip win percentage	21.5%	22.8%	(1.3)	pts
Rolling Chip volume	$17,965	$8,028	123.8%
Rolling Chip win percentage	3.56%	3.70%	(0.14)	pts
Slot handle	$6,613	$5,812	13.8%
Slot hold percentage	4.1%	4.3%	(0.2)	pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues increased due to increases of $27 million and $26 million at our Macao operations and Marina Bay Sands, respectively. Macao room revenues increased due to an increase in available rooms in connection with the conversion of the Sheraton towers to the Londoner Grand, which was completed in April 2025. Marina Bay Sands room revenues increased due to increases in available rooms and ADR, primarily due to the May 2025 completion of extensive renovations to introduce world class suites. The following table summarizes the results of our room activity:

	Three Months Ended March 31,
	2026	2025	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$51	$53	(3.8)%
Occupancy rate	98.9%	99.8%	(0.9)	pts
Average daily room rate (ADR)	$202	$204	(1.0)%
Revenue per available room (RevPAR)	$200	$204	(2.0)%
The Londoner Macao
Total room revenues	$104	$73	42.5%
Occupancy rate	97.8%	98.1%	(0.3)	pts
Average daily room rate (ADR)	$271	$291	(6.9)%
Revenue per available room (RevPAR)	$265	$286	(7.3)%
The Parisian Macao
Total room revenues	$33	$35	(5.7)%
Occupancy rate	98.7%	99.8%	(1.1)	pts
Average daily room rate (ADR)	$148	$154	(3.9)%
Revenue per available room (RevPAR)	$146	$154	(5.2)%
The Plaza Macao and Four Seasons Macao
Total room revenues	$30	$29	3.4%
Occupancy rate	94.9%	97.2%	(2.3)	pts
Average daily room rate (ADR)	$520	$502	3.6%
Revenue per available room (RevPAR)	$493	$488	1.0%
Sands Macao
Total room revenues	$4	$5	(20.0)%
Occupancy rate	99.0%	98.8%	0.2	pts
Average daily room rate (ADR)	$163	$174	(6.3)%
Revenue per available room (RevPAR)	$161	$172	(6.4)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$155	$129	20.2%
Occupancy rate	95.7%	95.6%	0.1	pts
Average daily room rate (ADR)	$1,006	$925	8.8%
Revenue per available room (RevPAR)	$963	$884	8.9%
Food and beverage revenues increased due to increases of $18 million and $17 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was due to increased business volume and the opening of a new venue in July 2025. The increase at our Macao operations was due to increased business volume.

Mall revenues increased due to increases of $11 million and $7 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was driven by increases of $9 million in overage rent, $1 million in base rent and $1 million in revenues related to common area maintenance (“CAM”) and other revenues, while the increase at Marina Bay Sands was due to increases of $5 million in base rent and $2 million in overage rent. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our malls on the Cotai Strip in Macao and in Singapore:

	Three Months Ended March 31,
	2026	2025	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$66	$59	11.9%
Mall gross leasable area (in square feet)	829,874	821,670	1.0%
Occupancy	89.1%	84.4%	4.7	pts
Base rent per square foot	$282	$291	(3.1)%
Tenant sales per square foot	$2,137	$1,588	34.6%
Shoppes at Londoner
Total mall revenues	$25	$21	19.0%
Mall gross leasable area (in square feet)	518,122	517,610	0.1%
Occupancy	78.0%	75.1%	2.9	pts
Base rent per square foot	$187	$177	5.6%
Tenant sales per square foot	$1,765	$1,356	30.2%
Shoppes at Parisian
Total mall revenues	$4	$5	(20.0)%
Mall gross leasable area (in square feet)	253,806	259,953	(2.4)%
Occupancy	72.4%	76.4%	(4.0)	pts
Base rent per square foot	$73	$80	(8.8)%
Tenant sales per square foot	$430	$482	(10.8)%
Shoppes at Four Seasons
Total mall revenues	$40	$39	2.6%
Mall gross leasable area (in square feet)	255,317	261,898	(2.5)%
Occupancy	94.4%	96.6%	(2.2)	pts
Base rent per square foot	$618	$611	1.1%
Tenant sales per square foot	$4,606	$4,724	(2.5)%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$69	$62	11.3%
Mall gross leasable area (in square feet)	620,562	622,561	(0.3)%
Occupancy	96.6%	98.8%	(2.2)	pts
Base rent per square foot	$398	$358	11.2%
Tenant sales per square foot	$3,068	$2,845	7.8%
__________________________
Note:    This table excludes the results of our retail outlets at Sands Macao.

Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions)
Casino	$1,505	$1,157	$348	30.1%
Rooms	92	81	11	13.6%
Food and beverage	149	126	23	18.3%
Mall	25	22	3	13.6%
Convention, retail and other	65	59	6	10.2%
Provision for credit losses	29	5	24	480.0%
General and administrative	302	273	29	10.6%
Corporate	83	73	10	13.7%
Pre-opening	4	4	—	—%
Development	41	69	(28)	(40.6)%
Depreciation and amortization	357	362	(5)	(1.4)%
Amortization of leasehold interests in land	21	15	6	40.0%
Loss on disposal or impairment of assets	8	7	1	14.3%
Total operating expenses	$2,681	$2,253	$428	19.0%
Operating expenses increased primarily due to increases of $308 million and $162 million at our Macao operations and Marina Bay Sands, respectively.
Casino expenses increased due to increases of $260 million and $88 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was primarily attributable to a $198 million increase in gaming taxes, consistent with increased gross gaming revenues, and increases of $34 million in payroll expenses and $16 million in casino marketing expenses. The increase at Marina Bay Sands was primarily attributable to a $64 million increase in gaming taxes, consistent with increased gross gaming revenues, and an increase of $12 million in payroll expenses.
Room expenses increased due to increases of $6 million and $5 million at our Macao operations and Marina Bay Sands, respectively. The increases were consistent with increased revenues and the conversion of the Sheraton towers to the Londoner Grand in Macao, which concluded in April 2025, and higher costs associated with new and elevated suites and rooms introduced at Marina Bay Sands, which concluded in May 2025.
Food and beverage expenses increased due to increases of $13 million and $10 million at Marina Bay Sands and our Macao operations, respectively. These increases were primarily due to the increased business volumes and an increase in payroll expenses of $7 million and $3 million at Marina Bay Sands and our Macao operations, respectively.
Convention, retail and other expenses increased due to increases of $4 million and $2 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was primarily due to increases of $2 million in limo expenses, consistent with increased revenues, and $2 million in ferry operations expenses, due to rising fuel prices and increased repairs and maintenance. The increase at Marina Bay Sands was due to increases of $1 million in convention expenses, consistent with increased revenues, and $1 million in entertainment expenses.
The provision for credit losses increased due to increases of $14 million and $10 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands resulted from an increase of $38 million in provision during the current quarter, partially offset by an increase of $24 million in settlements of previously reserved accounts. The increase at our Macao operations resulted from an increase of $12 million in provision during the current quarter, partially offset by an increase of $2 million in settlements of previously reserved accounts. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses increased primarily due to increases of $18 million and $11 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was primarily due to increases of $10 million in payroll, $4 million in facilities expenses, primarily related to repairs and maintenance, and $1 million in property taxes. The increase at our Macao operations was primarily due to $6 million in facilities expenses, primarily relating to repairs and maintenance, and $4 million in marketing expenses, primarily relating to media campaigns.
Corporate expense increased due to increases of $14 million in payroll and related expenses, driven by the acceleration of restricted stock units that were granted and vested within the current quarter, $2 million in taxes and licenses and $5 million in other expenses, partially offset by an $11 million reversal of previously accrued legal fees.
Development expenses include the costs that were associated with our evaluation and pursuit of new business opportunities. During the three months ended March 31, 2026, these costs were primarily attributable to $33 million from our digital gaming related efforts and $5 million for opportunities in Texas. During the three months ended March 31, 2025, the costs were primarily attributable to $46 million from our digital gaming related efforts and $22 million for opportunities in New York and Texas.
Loss on disposal or impairment of assets incurred during the three months ended March 31, 2026, primarily related to a $5 million impairment due to our decision to not continue the development of certain digital gaming activities and $1 million in asset disposals at The Londoner Macao.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$238	$225	$13	5.8%
The Londoner Macao	223	153	70	45.8%
The Parisian Macao	46	66	(20)	(30.3)%
The Plaza Macao and Four Seasons Macao	114	74	40	54.1%
Sands Macao	9	10	(1)	(10.0)%
Ferry Operations and Other	3	7	(4)	(57.1)%
	633	535	98	18.3%
Marina Bay Sands	788	605	183	30.2%
Consolidated adjusted property EBITDA(1)	$1,421	$1,140	$281	24.6%
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

	Three Months Ended March 31,
	2026	2025

	(In millions)
Consolidated adjusted property EBITDA	$1,421	$1,140

Other Operating Costs and Expenses
Stock-based compensation(a)	(3)	(1)
Corporate	(83)	(73)
Pre-opening	(4)	(4)
Development	(41)	(69)
Depreciation and amortization	(357)	(362)
Amortization of leasehold interests in land	(21)	(15)
Loss on disposal or impairment of assets	(8)	(7)
Operating income	904	609
Other Non-Operating Costs and Expenses
Interest income	35	42
Interest expense, net of amounts capitalized	(188)	(174)
Other expense	(3)	(1)
Loss on modification or early retirement of debt	—	(5)
Income tax expense	(107)	(63)
Net income	$641	$408
__________________________
(a)During the three months ended March 31, 2026 and 2025, we recorded stock-based compensation expense of $24 million and $9 million, respectively, of which $21 million and $8 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations increased $98 million compared with the three months ended March 31, 2025. The increase was due to an overall increase in revenues, primarily in our casino operations, driven by increased table games volumes, partially offset by higher sales and marketing costs to attract patrons to our properties and increased payroll costs due to the competitive environment in Macao. Additionally, revenue in hotel operations increased, driven by the completion of the conversion of the Sheraton towers to the Londoner Grand, which concluded in April 2025.
Adjusted property EBITDA at Marina Bay Sands increased $183 million compared to the three months ended March 31, 2025. The increase was primarily due to an overall increase in revenues, primarily in our casino operations, driven by increased table games volumes. Additionally, revenue in hotel operations increased, driven by the introduction of new suites, rooms and other amenities, which were completed in May 2025.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended March 31,
	2026	2025

	(Dollars in millions)
Interest cost	$191	$177
Less — capitalized interest	(3)	(3)
Interest expense, net	$188	$174
Weighted average total debt balance	$15,995	$13,859
Weighted average interest rate	4.6%	4.9%
Interest cost was primarily impacted by an increase in our weighted average total debt balance, partially offset by a decrease in the weighted average interest rate. The weighted average total debt balance increased primarily due to (i) the issuance of the LVSC Senior Notes in May 2025, the proceeds from which were used to repay the $500 million 2.900% LVSC Senior Notes due June 2025 and to fund our share repurchases; and (ii) additional borrowings under the 2025 Singapore Credit Facility used to fund the payment due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the Additional Gaming Area. The weighted average interest rate decreased primarily due to lower interest rates on the 2025 Singapore Credit Facility and 2024 SCL Term Loan Facility, partially offset by higher rates on the LVSC Senior Notes issued in May 2025.

Other Factors Affecting Earnings
Interest income was $35 million for the three months ended March 31, 2026, compared to $42 million for the three months ended March 31, 2025. The decrease was attributable to a decrease in cash available to invest due to share repurchases, dividend payments and development-related spend in the last twelve months.
Other expense was $3 million for the three months ended March 31, 2026, compared to $1 million for the three months ended March 31, 2025. Other expense during the three months ended March 31, 2026, was primarily attributable to foreign currency remeasurement losses on U.S. dollar denominated debt held by Sands China Ltd. (“SCL”).
Our income tax expense was $107 million on income before income taxes of $748 million for the three months ended March 31, 2026, resulting in a 14.3% effective income tax rate. This compares to a 13.4% effective income tax rate for the three months ended March 31, 2025. The income tax expense for the three months ended March 31, 2026, reflects a 17% statutory tax rate on our Singapore operations and a 21% corporate income tax on our domestic operations.
Our operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, Venetian Macau Limited (“VML,” a subsidiary of SCL) and its peers received a corporate income tax exemption on gaming operations through December 31, 2027. Additionally, we entered into a shareholder dividend tax agreement with the Macao government, which provided for a payment at an applicable rate of gross gaming revenue for the tax year 2023 through the tax year 2025 as a substitution for a 12% tax otherwise due from VML’s shareholders on dividend distributions paid from VML’s gaming profits. In January 2026, we requested this tax agreement be extended through December 31, 2027. The effective income tax rate for the three months ended March 31, 2026, anticipates a similar shareholder dividend tax agreement will be entered into for 2026 and 2027; however, there is no assurance such agreement will be granted.
On July 4, 2025, the U.S. enacted tax legislation referred to as the One Big Beautiful Bill (“OBBB”). The OBBB includes significant changes to U.S. income tax laws, including tax cut extensions and modifications to the international tax framework, with certain provisions effective in 2025 and others effective in 2026 and later years. The OBBB is not expected to have a material impact on the Company’s 2026 effective tax rate. Management will continue to analyze and adjust future amounts as related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations of the OBBB continue to evolve.
The net income attributable to noncontrolling interests was $74 million for the three months ended March 31, 2026, compared to $56 million for the three months ended March 31, 2025. These amounts were related to the noncontrolling interest of SCL. The increase of $18 million was primarily due to an increase in the net income of SCL for the three months ended March 31, 2026, partially offset by the purchase of additional SCL shares by us during 2025, which resulted in our ownership of SCL having increased from 72.29% as of March 31, 2025 to 74.80% as of March 31, 2026.

Additional Information Regarding our Retail Mall Operations
We own and operate retail malls at our Integrated Resorts at The Venetian Macao, The Plaza Macao and Four Seasons Macao, The Londoner Macao, The Parisian Macao and Marina Bay Sands. Our malls are designed to complement our other unique amenities and service offerings provided by our Integrated Resorts. Our strategy is to seek out desirable tenants that appeal to our patrons and provide a wide variety of shopping options. We generate our mall revenues primarily from leases with tenants through minimum base rents, overage rents and reimbursements for CAM and other expenditures.
The following table summarizes the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three months ended March 31, 2026 and 2025:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended March 31, 2026
Mall revenues:
Minimum rents(1)	$49	$30	$14	$2	$51
Overage rents	9	7	4	1	10
CAM, levies and direct recoveries	8	3	7	1	8
Total mall revenues	66	40	25	4	69
Mall operating expenses:
Common area maintenance	4	2	2	1	6
Marketing and other direct operating expenses	5	2	1	1	1
Mall operating expenses	9	4	3	2	7
Property taxes(2)	—	—	—	—	1
Mall-related expenses(3)	$9	$4	$3	$2	$8
For the three months ended March 31, 2025
Mall revenues:
Minimum rents(1)	$48	$29	$14	$3	$46
Overage rents	3	7	2	—	8
CAM, levies and direct recoveries	8	3	5	2	8
Total mall revenues	59	39	21	5	62
Mall operating expenses:
Common area maintenance	4	1	2	1	6
Marketing and other direct operating expenses	3	2	1	1	1
Mall operating expenses	7	3	3	2	7
Property taxes(2)	—	—	—	—	1
Mall-related expenses(3)	$7	$3	$3	$2	$8
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
Macao
As part of the gaming concession entered into by VML and the Macao government (the “Concession”), VML has committed to invest, or cause to be invested, at least 35.84 billion patacas (approximately $4.44 billion at exchange rates in effect on March 31, 2026). Of this total, 33.39 billion patacas (approximately $4.14 billion at exchange rates in effect on March 31, 2026) must be invested in non-gaming projects. These investments must be accomplished by December 2032.
For the years ended December 31, 2024 and 2023, we spent a total of approximately 5.80 billion patacas (approximately $718 million at exchange rates in effect on March 31, 2026) on these projects. The annual amounts were reviewed and confirmed as qualified spend under the Concession by the Macao government following audits conducted in May 2025 and July 2024, with results issued in November 2025 and 2024, respectively. The Macao government conducts an annual audit to confirm qualified concession investments for the prior year. For the year ended December 31, 2025, we spent approximately 2.52 billion patacas (approximately $313 million at exchange rates in effect on March 31, 2026); however, as of the date of this filing, the audit process for the 2025 investments is in progress and the ultimate amount confirmed as qualified spend under the Concession may differ from the amount reported above based on the results of the audit.
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
In January 2025, MBS entered into a second supplemental agreement to the Second Development Agreement with the Singapore government (the “Second Supplemental Agreement”) whereby MBS committed to assume liability for the cost of the land premium associated with (i) the additional 2,000 square meters of gaming area and 10,000 square meters of ancillary area in support of the gaming area (collectively, the “Additional Gaming Area”) and (ii) other adjustments to the land premiums resulting from the consequential changes to the allocations of gross floor area for the MBS Expansion Project since the first payment made in 2019 (the “Additional Gross Floor Area,” and collectively with the Additional Gaming Area, the “Additional Land Premium”).
The dates by which MBS has agreed with the Singapore government to commence and complete construction of the MBS Expansion Project pursuant to the Second Supplemental Agreement are July 8, 2025 and July 8, 2029, respectively. Construction works for the project commenced in May 2025. While our current estimate is that construction will be complete by June 2030 with an anticipated opening date in January 2031, any extension of the completion date beyond the July 8, 2029 deadline is subject to the approval of the Singapore government.
Our estimated total project cost is approximately $8.0 billion, inclusive of financing fees and interest, and land premiums. We have incurred approximately $2.8 billion as of March 31, 2026, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS development project site and the payments of 1.13 billion Singapore dollars (“SGD”) (made in April 2025) and SGD 173 million (made in March 2026) (approximately $848 million and $137 million, respectively, at exchange rates in effect at the time of the payment) for the Additional Gaming Area and Additional Gross Floor Area, respectively.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	2026	2025

	(In millions)
Net cash generated from operating activities	$731	$526
Cash flows from investing activities:
Capital expenditures	(194)	(379)
Acquisition of intangible assets and other	—	(75)
Other	8	—
Net cash used in investing activities	(186)	(454)
Cash flows from financing activities:
Proceeds from exercise of stock options	4	—
Tax withholding on vesting of equity awards	(6)	(2)
Repurchase of common stock	(753)	(416)
Dividends paid	(202)	(179)
Proceeds from debt	797	2,797
Repayments of debt	(830)	(2,710)
Payments of financing costs	—	(164)
Other	(50)	(18)
Net cash used in financing activities	$(1,040)	$(692)
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis and to a lesser extent as a trade receivable. Operating cash flows are generally affected by changes in operating income, accounts receivable, gaming related liabilities and interest payments. Cash flows from operating activities for the three months ended March 31, 2026, increased $205 million compared to the three months ended March 31, 2025. The increase in cash generated from operations was primarily due to our Macao and Singapore operations generating increased operating income, as well as an increase in cash related to changes in working capital, exclusive of the $137 million payment for the Additional Gross Floor Area.
Cash Flows — Investing Activities
Capital expenditures for the three months ended March 31, 2026, totaled $194 million. Included in this amount was $102 million for construction activities at Marina Bay Sands in Singapore and $89 million for construction and development activities in Macao, which consisted of $50 million for The Venetian Macao, $25 million for The Londoner Macao and $14 million for the other Macao properties, and $3 million for corporate and other costs.
Capital expenditures for the three months ended March 31, 2025, totaled $379 million. Included in this amount was $197 million for construction and development activities in Macao, which consisted of $166 million for The Londoner Macao, primarily due to the Londoner Grand, $24 million for The Venetian Macao and $7 million for other Macao properties, and $175 million for construction activities at Marina Bay Sands in Singapore, primarily due to the room renovations being completed across the property, and $7 million for corporate and other costs. Additionally, in March 2025, we paid approximately $75 million to the Singapore Gambling Regulatory Authority as part of the process to renew our gaming license at Marina Bay Sands, which gaming license now expires in April 2028.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $1.04 billion for the three months ended March 31, 2026. We utilized $753 million for common stock repurchases (inclusive of payments for excise tax), $202 million for dividend payments and net repayments of debt of $33 million. Additionally, we paid $50 million in other financial liability payments.

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
In April 2026, we paid HKD 2.40 billion (approximately $307 million at exchange rates in effect at the time of the payment) of the outstanding balance under the 2024 SCL Revolving Facility.
Our U.S., SCL and Singapore credit facilities, as amended, contain various financial covenants, which include maintaining a maximum leverage ratio, as defined per the respective facility agreements. As of March 31, 2026, our U.S., SCL and Singapore leverage ratios, as defined per the respective credit facility agreements, were 1.90x, 3.29x and 1.30x, respectively, compared to the maximum leverage ratios allowed of 4.00x, 4.00x and 4.50x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
We held unrestricted cash and cash equivalents of $3.33 billion and restricted cash of $125 million as of March 31, 2026, of which approximately $2.38 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $2.38 billion, approximately $1.93 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to levels of earnings, cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, laws and regulations currently applicable to our subsidiaries and restrictions in connection with their contractual arrangements. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
We believe we have a strong balance sheet and sufficient liquidity in place, including unrestricted cash and cash equivalents of $3.33 billion as of March 31, 2026 and cash flow generated from operations, as well as $3.97 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit, as of the date of this report.
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
Dividends
In February 2026, we paid a quarterly dividend of $0.30 per common share as part of a regular cash dividend program and, for the three months ended March 31, 2026, we recorded $201 million as a distribution against retained earnings.
In April 2026, our Board of Directors declared a quarterly dividend of $0.30 per common share (a total estimated to be approximately $199 million) to be paid on May 13, 2026, to stockholders of record on May 5, 2026. We expect this level of dividend to continue quarterly through the remainder of 2026. Our Board of Directors will continue to assess the level of appropriateness of any cash dividends.
Share Repurchase Program
During the three months ended March 31, 2026, we repurchased 13 million shares of our common stock for $746 million (including $6 million in excise tax) under our current program. All share repurchases of our common stock have been recorded as treasury stock.
We have approximately $817 million remaining under our authorized share repurchase program. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases or block trades, subject to market conditions, applicable legal requirements and other factors. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, cash flows, legal requirements, other investment opportunities and market conditions.

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
•Because we own real property, we are subject to environmental regulation;
•We are subject to risks from litigation, investigations, enforcement actions and other disputes;
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
The contents of these websites are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with or furnish to the SEC, and any reference to these websites is intended to be inactive textual references only.

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
As of March 31, 2026, the estimated fair value of our debt was approximately $15.61 billion, compared to its contractual value of $15.70 billion. The estimated fair value of our debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our debt to change by $234 million. A hypothetical 100 basis point change in HIBOR and SORA would cause our annual interest cost on our debt to change by approximately $61 million.
Foreign currency transaction losses were $5 million for the three months ended March 31, 2026, primarily due to U.S. dollar denominated debt issued by SCL. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. There were no material balances denominated in U.S. dollars related to our Singapore operations as of March 31, 2026; however, these balances fluctuate to support our operations. Based on balances as of March 31, 2026, a hypothetical 1% adverse change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $4 million (net of the impact from the foreign currency swap agreements and forward contracts). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations, thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of March 31, 2026, and have concluded they are effective at the reasonable assurance level.
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

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The Company is party to litigation matters and claims related to its operations. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made each month by the Company of its common stock during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
January 1, 2026 — January 31, 2026	1,720,011	$57.29	1,720,011	$1,458
February 1, 2026 — February 28, 2026	9,401,365	$56.96	9,401,365	$922
March 1, 2026 — March 31, 2026	1,938,863	$54.49	1,938,863	$817
Total	13,060,239		13,060,239
__________________________
(1)Calculated excluding commissions and excise tax.
(2)In October 2024, our Board of Directors authorized increasing the remaining share repurchase amount of the share repurchase program from $195 million to $2.0 billion and extending its expiration date from November 3, 2025 to November 3, 2026. In April 2025, our Board of Directors authorized increasing the remaining share repurchase amount from $1.10 billion to $2.0 billion. In October 2025, our Board of Directors authorized increasing the remaining share repurchase amount of the share repurchase program from $645 million to $2.0 billion and extending its expiration date from November 3, 2026 to November 3, 2027.
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
ITEM 5 — OTHER INFORMATION
During the quarter ended March 31, 2026, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
10.1†	Las Vegas Sands Corp. Amended and Restated Executive Cash Incentive Plan.
10.2†	Employment Agreement, dated March 3, 2026, between Las Vegas Sands Corp. and Patrick Dumont.
10.3†	Employment Agreement, dated March 3, 2026, between Las Vegas Sands Corp. and Randy Hyzak.
10.4†	Employment Agreement, dated March 3, 2026, between Las Vegas Sands Corp. and D. Zachary Hudson.
10.5†	Las Vegas Sands Corp. Amended and Restated 2004 Equity Award Plan.
10.6†	Form of Executive Restricted Stock Unit Award Agreement under the Amended and Restated 2004 Equity Award Plan.
10.7†	Form of Executive Performance Stock Unit Award Agreement under the Amended and Restated 2004 Equity Award Plan.
10.8†	Form of Executive Nonqualified Stock Option Agreement under the Amended and Restated 2004 Equity Award Plan.
10.9†	Form of Director Nonqualified Stock Option Agreement under the Amended and Restated 2004 Equity Award Plan.
10.10†	Form of Director Restricted Stock Award Agreement under the Amended and Restated 2004 Equity Award Plan.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer of Las Vegas Sands Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

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
†    Denotes a management contract or compensatory plan or arrangement.

LAS VEGAS SANDS CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS CORP.

April 24, 2026	By:	/S/ PATRICK DUMONT
Patrick Dumont Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

April 24, 2026	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)