Form 10-Q
period 2026-06-30
LAS VEGAS SANDS CORP
filed 2026-07-24
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2026
Common Stock ($0.001 par value)	647,701,184 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,376	$3,841
Accounts receivable, net of provision for credit losses of $237 and $225	622	742
Inventories	46	46
Prepaid expenses and other	253	203
Total current assets	4,297	4,832
Loan receivable	—	1,264
Property and equipment, net	11,470	11,673
Restricted cash and cash equivalents	125	125
Deferred income taxes, net	152	160
Leasehold interests in land, net	2,985	2,907
Goodwill and intangible assets, net	529	573
Other assets, net	351	386
Total assets	$19,909	$21,920
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$150	$190
Construction payables	182	160
Other accrued liabilities	2,026	2,359
Income taxes payable	385	385
Current maturities of debt	1,568	1,128
Total current liabilities	4,311	4,222
Other long-term liabilities	848	934
Deferred income taxes	159	174
Debt	13,694	14,656
Total liabilities	19,012	19,986
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 842 and 840 shares issued, 648 and 675 shares outstanding	1	1
Treasury stock, at cost, 194 and 165 shares	(10,570)	(9,028)
Capital in excess of par value	6,193	6,159
Accumulated other comprehensive income	57	71
Retained earnings	4,900	4,387
Total Las Vegas Sands Corp. stockholders’ equity	581	1,590
Noncontrolling interests	316	344
Total equity	897	1,934
Total liabilities and equity	$19,909	$21,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,341	$2,415	$5,080	$4,542
Rooms	359	345	736	669
Food and beverage	168	147	344	288
Mall	198	187	402	373
Convention, retail and other	88	81	177	165
Net revenues	3,154	3,175	6,739	6,037
Operating expenses:
Casino	1,349	1,242	2,854	2,399
Rooms	94	87	186	168
Food and beverage	145	130	294	256
Mall	22	22	47	44
Convention, retail and other	64	57	129	116
Provision for credit losses	36	16	65	21
General and administrative	331	292	633	565
Corporate	74	69	157	142
Pre-opening	5	9	9	13
Development	43	69	84	138
Depreciation and amortization	350	371	707	733
Amortization of leasehold interests in land	21	20	42	35
Loss on disposal or impairment of assets	2	8	10	15
	2,536	2,392	5,217	4,645
Operating income	618	783	1,522	1,392
Other income (expense):
Interest income	31	42	66	84
Interest expense, net of amounts capitalized	(189)	(194)	(377)	(368)
Other income (expense)	1	(22)	(2)	(23)
Loss on modification or early retirement of debt	—	—	—	(5)
Income before income taxes	461	609	1,209	1,080
Income tax expense	(88)	(90)	(195)	(153)
Net income	373	519	1,014	927
Net income attributable to noncontrolling interests	(27)	(58)	(101)	(114)
Net income attributable to Las Vegas Sands Corp.	$346	$461	$913	$813
Earnings per share:
Basic	$0.53	$0.66	$1.38	$1.15
Diluted	$0.53	$0.66	$1.38	$1.15
Weighted average shares outstanding:
Basic	654	695	661	704
Diluted	656	696	663	704
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions) (Unaudited)
Net income	$373	$519	$1,014	$927
Currency translation adjustment	(2)	102	(28)	129
Foreign currency hedge adjustments	30	(95)	14	(85)
Total comprehensive income	401	526	1,000	971
Comprehensive income attributable to noncontrolling interests	(36)	(37)	(101)	(96)
Comprehensive income attributable to Las Vegas Sands Corp.	$365	$489	$899	$875
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at March 31, 2026	$1	$(9,774)	$6,180	$38	$4,753	$410	$1,608
Net income	—	—	—	—	346	27	373
Currency translation adjustment	—	—	—	(2)	—	—	(2)
Foreign currency hedge adjustments	—	—	—	21	—	9	30
Stock-based compensation	—	—	13	—	—	—	13
Repurchase of common stock	—	(796)	—	—	—	—	(796)
Dividends declared ($0.30 per share) and noncontrolling interest payments	—	—	—	—	(199)	(130)	(329)
Balance at June 30, 2026	$1	$(10,570)	$6,193	$57	$4,900	$316	$897

Balance at January 1, 2026	$1	$(9,028)	$6,159	$71	$4,387	$344	$1,934
Net income	—	—	—	—	913	101	1,014
Currency translation adjustment	—	—	—	(24)	—	(4)	(28)
Foreign currency hedge adjustments	—	—	—	10	—	4	14
Exercise of stock options	—	—	4	—	—	—	4
Stock-based compensation	—	—	36	—	—	1	37
Tax withholding on vesting of equity awards	—	—	(6)	—	—	—	(6)
Repurchase of common stock	—	(1,542)	—	—	—	—	(1,542)
Dividends declared ($0.60 per share) and noncontrolling interest payments	—	—	—	—	(400)	(130)	(530)
Balance at June 30, 2026	$1	$(10,570)	$6,193	$57	$4,900	$316	$897

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at March 31, 2025	$1	$(7,213)	$6,307	$(24)	$3,628	$334	$3,033
Net income	—	—	—	—	461	58	519
Currency translation adjustment	—	—	—	105	—	(3)	102
Foreign currency hedge adjustments	—	—	—	(77)	—	(18)	(95)
Stock-based compensation	—	—	14	—	—	—	14
Repurchase of common stock	—	(808)	—	—	—	—	(808)
Settlement of contracts for purchase of noncontrolling interest	—	—	(128)	—	—	(9)	(137)
Unsettled contract for purchase of noncontrolling interest	—	—	(100)	—	—	—	(100)
Dividends declared ($0.25 per share) and noncontrolling interest payments	—	—	—	—	(175)	(71)	(246)
Balance at June 30, 2025	$1	$(8,021)	$6,093	$4	$3,914	$291	$2,282

Balance at January 1, 2025	$1	$(6,759)	$6,245	$(58)	$3,455	$276	$3,160
Net income	—	—	—	—	813	114	927
Currency translation adjustment	—	—	—	132	—	(3)	129
Foreign currency hedge adjustments	—	—	—	(70)	—	(15)	(85)
Stock-based compensation	—	—	24	—	—	1	25
Tax withholding on vesting of equity awards	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	(1,262)	—	—	—	—	(1,262)
Settlement of contracts for purchase of noncontrolling interest	—	—	(126)	—	—	(11)	(137)
Unsettled contract for purchase of noncontrolling interest	—	—	(100)	—	—	—	(100)
Capped call option contract	—	—	52	—	—	—	52
Dividends declared ($0.50 per share) and noncontrolling interest payments	—	—	—	—	(354)	(71)	(425)
Balance at June 30, 2025	$1	$(8,021)	$6,093	$4	$3,914	$291	$2,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025

	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$1,014	$927
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	707	733
Amortization of leasehold interests in land	42	35
Amortization of deferred financing costs and original issue discount	31	28
Change in fair value of derivatives	—	(7)
Paid-in-kind interest income	(1)	(1)
Loss on modification or early retirement of debt	—	5
Loss on disposal or impairment of assets	7	8
Stock-based compensation expense	37	25
Provision for credit losses	65	21
Foreign exchange loss	2	29
Deferred income taxes	(2)	(25)
Changes in operating assets and liabilities:
Accounts receivable	50	(119)
Other assets	(39)	(45)
Leasehold interests in land	(137)	(848)
Accounts payable	(40)	(6)
Other liabilities	(323)	(56)
Net cash generated from operating activities	1,413	704
Cash flows from investing activities:
Capital expenditures	(526)	(665)
Proceeds from disposal of property and equipment	6	—
Acquisition of intangible assets and other	(3)	(75)
Proceeds from loan receivable	1,264	—
Other	19	—
Net cash generated from (used in) investing activities	760	(740)
Cash flows from financing activities:
Proceeds from exercise of stock options	4	—
Tax withholding on vesting of equity awards	(6)	(2)
Repurchase of common stock	(1,541)	(1,216)
Dividends paid and noncontrolling interest payments	(530)	(425)
Proceeds from debt	1,991	6,781
Repayments of debt	(2,477)	(4,856)
Payments of financing costs	(9)	(201)
Settled contracts for purchase of noncontrolling interest	—	(137)
Unsettled contracts for purchase of noncontrolling interest	—	(100)
Other	(55)	(24)
Net cash used in financing activities	(2,623)	(180)
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	(15)	16
Decrease in cash, cash equivalents and restricted cash and cash equivalents	(465)	(200)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	3,966	3,775
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$3,501	$3,575

Supplemental disclosure of cash flow information
Cash payments for interest, net of amounts capitalized	$360	$363
Cash payments for taxes, net of refunds	$209	$135
Change in construction-related payables	$28	$(76)
Excise tax accrued on repurchase of common stock	$15	$12
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
Development Projects
Macao
The Company operates gaming areas within the Macao Special Administrative Region (“Macao”), pursuant to a 10-year concession agreement (the “Concession”), which expires on December 31, 2032. As part of the Concession entered into by Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd. (“SCL”), a majority-owned subsidiary of the Company) and the Macao government, VML has committed to invest, or cause to be invested, at least 35.84 billion patacas (approximately $4.44 billion at exchange rates in effect on June 30, 2026). Of this total, 33.39 billion patacas (approximately $4.13 billion at exchange rates in effect on June 30, 2026) must be invested in non-gaming projects. These investments must be accomplished by December 2032.
The Macao government conducts annual audits to verify qualified concession investments for the prior year. For the years ended December 31, 2024 and 2023, approximately 5.80 billion patacas (approximately $718 million at exchange rates in effect on June 30, 2026) was confirmed as qualified spend under the Concession. For the year ended December 31, 2025, the Company spent approximately 2.52 billion patacas (approximately $312 million at exchange rates in effect on June 30, 2026); however, as of the date of this filing, the audit process for the 2025 investments is in progress and the ultimate amount confirmed as qualified spend under the Concession may differ from the amount reported above based on the results of the audit.
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
Construction works for the MBS Expansion project commenced in May 2025 and, pursuant to the Second Supplemental Agreement, MBS has agreed with the Singapore government to complete construction by July 8, 2029. While the Company’s current estimate is that construction will be complete by June 2030 with an anticipated opening date in January 2031, any extension of the completion date beyond the July 8, 2029 deadline is subject to the approval of the Singapore government.
The Company’s estimated total project cost is approximately $8.0 billion, inclusive of financing fees and interest, and land premiums. The Company has incurred approximately $3.0 billion as of June 30, 2026, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS development project site and the payments of 1.13 billion Singapore dollars (“SGD”) (made in April 2025) and SGD 173 million (made in March 2026) (approximately $848 million and $137 million, respectively, at exchange rates in effect at the time of the payment) for the Additional Gaming Area and Additional Gross Floor Area, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Loan Receivable
In May 2026, the Company received $1.26 billion of proceeds from the early repayment in full of the seller financing loan related to the sale of the Company’s Las Vegas real property and operations. Interest income recognized on the loan was $6 million and $20 million for the three and six months ended June 30, 2026, respectively.
Note 2 — Accounts Receivable, Net and Customer Contract Related Liabilities
Accounts Receivable and Provision for Credit Losses
Accounts receivable consisted of the following:

	June 30, 2026	December 31, 2025

	(In millions)
Casino	$767	$828
Rooms	22	22
Mall	39	80
Other	31	37
	859	967
Less — provision for credit losses	(237)	(225)
	$622	$742
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	2026	2025

	(In millions)
Balance at January 1	$225	$186
Current period provision for credit losses	65	21
Write-offs	(52)	(26)
Exchange rate impact	(1)	5
Balance at June 30	$237	$186
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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2026	2025	2026	2025	2026	2025

	(In millions)
Balance at January 1	$181	$112	$39	$38	$930	$763
Balance at June 30	100	95	39	38	920	787
Increase (decrease)	$(81)	$(17)	$—	$—	$(10)	$24
____________________
(1)Of this amount, $172 million as of June 30 and January 1, 2026, and $175 million as of June 30 and January 1, 2025, related to mall deposits that are accounted for based on lease terms usually greater than one year.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 3 — Debt
Debt consisted of the following:

	Stated Interest Rate(1)	June 30, 2026	December 31, 2025

		(In millions)
Corporate and U.S. Related:
LVSC Senior Notes
Notes due August 2026	3.500%	$—	$1,000
Notes due June 2027	5.900%	750	750
Notes due June 2028	5.625%	1,000	1,000
Notes due August 2029	6.000%	500	500
Notes due August 2029	3.900%	750	750
Notes due June 2030	6.000%	500	500
Notes due May 2031	5.300%	500	—
Notes due May 2033	5.650%	500	—
Notes due August 2034	6.200%	500	500
Finance leases		124	121
Macao Related:
SCL Senior Notes
Notes due January 2026	3.800%	—	800
Notes due March 2027	2.300%	700	700
Notes due August 2028	5.400%	1,900	1,900
Notes due March 2029	2.850%	650	650
Notes due June 2030	4.375%	700	700
Notes due August 2031	3.250%	600	600
2024 SCL Revolving Facility	5.140%	179	—
2024 SCL Term Loan Facility	4.399%	1,577	1,614
Finance leases		25	35
Singapore Related:
2025 Singapore Term Loan Facility	2.217%	2,828	2,875
2025 Singapore Delayed Draw Term Loan Facility	2.217%	1,118	931
Finance leases		1	1
Total		15,402	15,927
Unamortized debt discount and issuance costs(2)		(140)	(143)
Total carrying amount of debt		15,262	15,784
Less — current maturities		(1,568)	(1,128)
Total debt		$13,694	$14,656
____________________
(1)The stated interest rate represents the coupon rate for each of the senior notes. For floating-rate debt, interest rates are the rates in effect as of June 30, 2026; these rates are not necessarily an indication of future interest rates. The effective interest rate for each issuance of debt approximates the stated interest rate.
(2)Unamortized deferred financing costs of $127 million and $146 million as of June 30, 2026 and December 31, 2025, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the 2025 Singapore Delayed Draw Term Facility are included in “Other assets, net” and “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
LVSC Senior Notes
In May 2026, in an underwritten public offering, LVSC issued two series of senior unsecured notes in an aggregate principal amount of $1.0 billion, consisting of $500 million of 5.300% Senior Notes due May 15, 2031 and $500 million of 5.650% Senior Notes due May 18, 2033. Interest on the LVSC senior notes is payable semi-annually in arrears.
The net proceeds from the offering, together with cash on hand, were used in June 2026 to redeem in full the outstanding principal amount of the $1.0 billion 3.500% LVSC Senior Notes due August 18, 2026 and any accrued interest, and to pay transaction-related fees and expenses.
2024 LVSC Revolving Facility
As of June 30, 2026, the Company had $1.50 billion of available borrowing capacity under the 2024 LVSC Revolving Facility, net of outstanding letters of credit.
2024 SCL Credit Facility
During the six months ended June 30, 2026, the Company drew down 6.20 billion Hong Kong dollars (“HKD,” approximately $797 million at exchange rates in effect at the time of the transaction) under the 2024 SCL Revolving Facility, the proceeds from which together with cash on hand, were used to redeem the outstanding principal amount of the $800 million 3.800% SCL Senior Notes due January 8, 2026 and any accrued interest.
Additionally, during the six months ended June 30, 2026, the Company paid HKD 4.80 billion (approximately $613 million at exchange rates in effect at the time of the transaction) toward the outstanding balance under the 2024 SCL Revolving Facility.
As of June 30, 2026, the Company had HKD 18.10 billion (approximately $2.31 billion at exchange rates in effect on June 30, 2026) of available borrowing capacity under the 2024 SCL Revolving Facility.
2025 Singapore Credit Facility
As of June 30, 2026, MBS had SGD 589 million (approximately $455 million at exchange rates in effect on June 30, 2026) of available borrowing capacity under the 2025 Singapore Revolving Facility, net of outstanding letters of credit of SGD 161 million (approximately $125 million at exchange rates in effect on June 30, 2026).
In April 2026, MBS drew down SGD 250 million (approximately $196 million at exchange rates in effect at the time of the transaction) from the 2025 Singapore Delayed Draw Term Loan Facility. As of June 30, 2026, SGD 6.05 billion (approximately $4.68 billion at exchange rates in effect on June 30, 2026) remains available to be drawn under the 2025 Singapore Delayed Draw Term Loan Facility.
Debt Covenant Compliance
The senior notes and LVSC, SCL and Singapore credit facilities generally contain various covenants, including covenants which pertain to leverage ratios and interest coverage ratios. As of June 30, 2026, management believes the Company was in compliance with all debt covenants.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Cash Flows from Financing Activities
Cash flows from financing activities related to debt and finance lease obligations are as follows:

	Six Months Ended June 30,
	2026	2025

	(In millions)
Proceeds from LVSC Senior Notes	$998	$1,499
Proceeds from 2024 SCL Revolving Facility	797	—
Proceeds from 2025 Singapore Credit Facility	196	3,645
Proceeds from 2024 SCL Term Loan Facility	—	1,637
	$1,991	$6,781

Repayments on LVSC Senior Notes	$(1,000)	$(500)
Repayments on SCL Senior Notes	(800)	(1,625)
Repayments on 2024 SCL Revolving Facility	(613)	—
Repayments on 2025 Singapore Credit Facility	(29)	(14)
Repayments on 2024 SCL Term Loan Facility	(25)	—
Repayments on 2012 Singapore Credit Facility	—	(2,708)
Repayments on finance leases	(10)	(9)
	$(2,477)	$(4,856)
Note 4 — Derivative Instruments
During the year ended December 31, 2024, the Company executed HKD/USD swaps, designated as hedges of portions of the cash flows related to the SCL senior notes due 2027 through 2031 (the “SCL Swaps”). As of June 30, 2026, the SCL Swaps had a total notional value of $3.41 billion and expire in line with the maturity dates of the related hedged cash flows.
During the year ended December 31, 2025, the Company executed SGD/USD swaps, designated as hedges of the Company’s net investment in MBS (the “MBS Net Investment Hedges”), and HKD/USD forwards, designated as hedges of the Company’s net investment in SCL (the “SCL Net Investment Hedges,” and together with the MBS Net Investment Hedges, the “Net Investment Hedges”). Two of the SCL Net Investment Hedges, with a total notional value of $258 million, expired in June 2026.
As of June 30, 2026, the MBS Net Investment Hedges had a total notional value of $1.80 billion and expire on various dates beginning March 2028 through December 2030, and the remaining SCL Net Investment Hedges had a total notional value of $129 million and expire in September 2026.
During the six months ended June 30, 2026, the Company executed additional HKD/USD forwards, designated as hedges of portions of the cash flows related to the SCL senior notes due 2028 through 2031 (the “SCL Forwards”). As of June 30, 2026, the SCL Forwards had a total notional value of $527 million and expire in line with the maturity dates of the related hedged cash flows.
For each reporting period, the fair value of each hedging derivative is recorded as an asset or liability with the offset recorded to “Accumulated other comprehensive income” (“AOCI”) in the accompanying condensed consolidated balance sheets. Refer to “Note 8 — Fair Value Disclosures” for further details. All amounts recorded in AOCI related to the Net Investment Hedges will remain in AOCI until derecognition of the investment. Portions of the amounts recorded in AOCI related to the fair value of the SCL Swaps and SCL Forwards are reclassified to “Other income (expense)” in the same period the hedged cash flows affect earnings. Additionally, upon execution of the SCL Forwards, there was an immediate foreign currency gain or loss resulting from the difference between the contractual forward exchange rate and the spot exchange rate on the execution date. This initial income or cost is reclassified from AOCI to “Other income (expense)” and “Interest expense, net of amounts capitalized” over the duration of the forward using an appropriate amortization methodology dependent on the hedged item.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table presents the net changes in AOCI associated with each period’s hedging activities, net of tax:

	Three Months Ended June 30,
	2026		2025
	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Net Investment Hedges

	(In millions)
Net gain (loss) from hedge adjustments recognized in AOCI as of April 1	$(69)	$20	$(22)	$—
Hedge adjustments recognized during the current period	38	(5)	(26)	(31)
Net gain reclassified from AOCI into earnings	(3)	—	(38)	—
Net gain (loss) from hedge adjustments recognized in AOCI as of June 30	$(34)	$15	$(86)	$(31)

	Six Months Ended June 30,
	2026		2025
	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Net Investment Hedges

	(In millions)
Net gain (loss) from hedge adjustments recognized in AOCI as of January 1	$(48)	$15	$(32)	$—
Hedge adjustments recognized during the current period	44	—	(8)	(31)
Net gain reclassified from AOCI into earnings	(30)	—	(46)	—
Net gain (loss) from hedge adjustments recognized in AOCI as of June 30	$(34)	$15	$(86)	$(31)
As of June 30, 2026, approximately $28 million of the net loss deferred in AOCI related to the SCL Swaps and SCL Forwards is expected to be reclassified from AOCI into “Other income (expense)” over the 12-month period ending June 30, 2027. The actual amounts that will be reclassified over the next twelve months may vary from this amount as a result of changes in market conditions.
The cash flow impact is included in operating activities for the SCL Swaps and SCL Forwards, and in investing activities for the Net Investment Hedges in the accompanying condensed consolidated statements of cash flows.
Note 5 — Equity and Earnings Per Share
Common Stock
In July 2026, the Company’s Board of Directors declared a quarterly dividend of $0.30 per common share (a total estimated to be approximately $194 million) to be paid on August 12, 2026, to stockholders of record on August 4, 2026.
Share Repurchases
The following table presents information about our repurchases of common stock:

	Six Months Ended June 30,
	2026	2025

	(Dollars in millions)
Total number of shares repurchased	28,094,695	30,295,410
Total cost of shares repurchased	$1,542	$1,262
Commissions and excise tax included in total cost	$15	$12
As of June 30, 2026, the remaining amount authorized under the share repurchase program was $29 million. In July 2026, the Company’s Board of Directors authorized increasing the remaining share repurchase amount to $6.0 billion and extending the share repurchase program’s expiration date to July 21, 2029.
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
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	654	695	661	704
Potential dilution from stock options and restricted stock and stock units	2	1	2	—
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	656	696	663	704
Antidilutive stock options and restricted stock and stock units excluded from the calculation of diluted earnings per share	3	9	3	9
Diluted earnings per share is calculated using the treasury stock method.
Noncontrolling Interests
In June 2026, SCL paid a dividend of HKD 0.50 per share to SCL shareholders (a total of $517 million, of which the Company retained $387 million during the six months ended June 30, 2026).
Note 6 — Income Taxes
The Company’s effective income tax rate was 16.1% for the six months ended June 30, 2026, compared to 14.2% for the six months ended June 30, 2025. The effective income tax rate for the six months ended June 30, 2026, reflects a 17% statutory tax rate on the Company’s Singapore operations, a 21% corporate income tax rate on its domestic operations, and a zero percent tax rate on its Macao gaming operations due to the Company’s income tax exemption in Macao.
The Company entered into a shareholder dividend tax agreement with the Macao government, which provided for a payment at an applicable rate of gross gaming revenue for the tax year 2023 through the tax year 2025 as a substitution for a 12% tax otherwise due from VML’s shareholders on dividend distributions paid from VML’s gaming profits. In January 2026, the Company requested this tax agreement be extended through December 31, 2027. The effective income tax rate for the six months ended June 30, 2026, anticipates a similar shareholder dividend tax agreement will be entered into for 2026 and 2027; however, there is no assurance such agreement will be granted. Corporate expense included $7 million and $6 million of shareholder dividend tax for the six months ended June 30, 2026 and 2025, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 7 — Leases
Lessor
Lease revenue consisted of the following:

	Three Months Ended June 30,
	2026		2025
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$145	$1	$140	$1
Overage rents	27	—	20	—
	$172	$1	$160	$1

	Six Months Ended June 30,
	2026		2025
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$291	$1	$280	$1
Overage rents	58	—	40	—
	$349	$1	$320	$1
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

	June 30, 2026
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(In millions)
Assets:
Cash equivalents
Cash deposits	$1,046	$1,046
Money market funds	$602	$602
U.S. Treasury Bills	$222	$222
Prepaid expenses and other
SCL Net Investment Hedge(2)	$1		$1
Other assets, net
SCL Forwards(2)	$3		$3
Liabilities:
Debt(2)(3)	$15,252		$15,169
Other long-term liabilities
SCL Swaps(2)(4)	$22		$22
MBS Net Investment Hedge(2)(5)	$24		$24

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	December 31, 2025
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(In millions)
Assets:
Cash equivalents
Cash deposits	$1,878	$1,878
Money market funds	$288	$288
U.S. Treasury Bills	$218	$218
Loan receivable(6)	$1,264		$1,232
Liabilities:
Debt(2)(3)	$15,770		$15,784
Other long-term liabilities
SCL Swaps(2)(4)	$63		$63
MBS Net Investment Hedge(2)(5)	$4		$4
____________________
(1)The cross-currency swaps and net investment hedges are accounted for at fair value in the accompanying condensed consolidated financial statements. The other items included in this table are not accounted for at fair value.
(2)The estimated fair value is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).
(3)The carrying amount of debt is exclusive of finance leases and represents its contractual value.
(4)This amount excludes the accrued interest portion of the fair value related to the periodic interest payment swaps. This accrual component, amounting to $4 million as of June 30, 2026 and December 31, 2025, was recorded in “Accounts receivable, net” in the accompanying condensed consolidated balance sheets.
(5)This amount excludes the accrued interest portion of the fair value related to the periodic interest payment swaps. This accrual component, amounting to $3 million as of June 30, 2026 and December 31, 2025, was recorded in “Accounts receivable, net” in the accompanying condensed consolidated balance sheets.
(6)The fair value was estimated based on level 2 inputs and reflected the increase in market interest rates since finalizing the terms of the loan receivable at a fixed interest rate on March 2, 2021.
As of June 30, 2026 and December 31, 2025, the amounts of the Company’s other assets and liabilities that were accounted for at fair value were immaterial.
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
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC” or “Plaintiff”) filed a claim with the Macao First Instance Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort (“VCR”) (collectively, the “Defendants”) for 3.0 billion patacas (approximately $371 million at exchange rates in effect on June 30, 2026), which alleged a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. As described below, a judgment in favor of the Defendants became final on March 4, 2026, and the Macao Second Instance Court certified that final judgment on March 13, 2026.
The procedural history of the case is as follows. On March 24, 2014, the Macao First Instance Court issued a decision holding that AAEC’s claim against VML is unfounded and that VML be removed as a party to the proceedings. On May 8, 2014, AAEC lodged an appeal against that decision.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Evidence gathering by the Macao First Instance Court commenced by letters rogatory, which was completed on March 14, 2019. On July 15, 2019, AAEC submitted a request to the Macao First Instance Court to increase the amount of its claim to 96.45 billion patacas (approximately $11.94 billion at exchange rates in effect on June 30, 2026), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022. On September 4, 2019, the Macao First Instance Court allowed AAEC’s amended request. The U.S. Defendants appealed the decision allowing the amended claim on September 17, 2019; the Macao First Instance Court accepted the appeal on September 26, 2019.
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
The CODM assesses the performance of each segment and allocates resources to each segment based on adjusted property EBITDA. Consolidated adjusted property EBITDA, which is a supplemental non-GAAP financial measure, is net income (loss) before stock-based compensation expense, corporate expense, pre-opening expense, development expense, depreciation and amortization, amortization of leasehold interests in land, gain or loss on disposal or impairment of assets, interest, other income or expense, gain or loss on modification or early retirement of debt and income taxes. Consolidated adjusted property EBITDA should not be interpreted as an alternative to income from operations (as an indicator of operating performance) or to cash flows from operations (as a measure of liquidity), in each case, as determined in accordance with GAAP. The Company has significant uses of cash flow, including capital expenditures, dividend payments, interest payments, debt principal repayments, share repurchases and income tax payments, which are not reflected in consolidated adjusted property EBITDA.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s segment information as of June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025 is as follows:

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Three Months Ended June 30, 2026
Casino	$457	$548	$165	$59	$88	$—	$1,317	$1,024	$—	$2,341
Rooms	43	100	32	28	5	—	208	151	—	359
Food and beverage	15	31	14	8	2	—	70	98	—	168
Mall	62	23	5	41	—	—	131	67	—	198
Convention, retail and other	12	8	2	1	—	27	50	38	—	88
Net revenues	589	710	218	137	95	27	1,776	1,378	—	3,154
Intersegment revenues	2	—	—	—	—	12	14	2	83	99
Net revenues before intersegment eliminations	591	710	218	137	95	39	1,790	1,380	83	3,253
Less:
Payroll and related expenses	117	116	51	30	28	12	354	207	—	561
Gaming taxes	227	301	87	59	42	—	716	249	—	965
Other expenses(1)	82	101	42	28	14	23	290	235	83	608
Segment expenses	426	518	180	117	84	35	1,360	691	83	2,134

Segment/Consolidated adjusted property EBITDA	$165	$192	$38	$20	$11	$4	$430	$689	$—	$1,119
Other Operating Costs and Expenses
Stock-based compensation(2)										(6)
Corporate										(74)
Pre-opening										(5)
Development										(43)
Depreciation and amortization										(350)
Amortization of leasehold interests in land										(21)
Loss on disposal or impairment of assets										(2)
Operating income										618
Other Non-Operating Costs and Expenses
Interest income										31
Interest expense, net of amounts capitalized										(189)
Other income										1
Income tax expense										(88)
Net income										$373

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Three Months Ended June 30, 2025
Casino	$524	$495	$143	$122	$63	$—	$1,347	$1,068	$—	$2,415
Rooms	50	95	34	28	4	—	211	134	—	345
Food and beverage	15	27	11	7	3	—	63	84	—	147
Mall	62	21	5	37	—	—	125	62	—	187
Convention, retail and other	10	4	1	—	1	25	41	40	—	81
Net revenues	661	642	194	194	71	25	1,787	1,388	—	3,175
Intersegment revenues	2	—	—	—	—	8	10	—	67	77
Net revenues before intersegment eliminations	663	642	194	194	71	33	1,797	1,388	67	3,252
Less:
Payroll and related expenses	110	100	49	28	23	12	322	184	—	506
Gaming taxes	251	259	72	74	30	—	686	243	—	929
Other expenses(1)	66	78	29	26	9	15	223	193	67	483
Segment expenses	427	437	150	128	62	27	1,231	620	67	1,918

Segment/Consolidated adjusted property EBITDA	$236	$205	$44	$66	$9	$6	$566	$768	$—	$1,334
Other Operating Costs and Expenses
Stock-based compensation(2)										(5)
Corporate										(69)
Pre-opening										(9)
Development										(69)
Depreciation and amortization										(371)
Amortization of leasehold interests in land										(20)
Loss on disposal or impairment of assets										(8)
Operating income										783
Other Non-Operating Costs and Expenses
Interest income										42
Interest expense, net of amounts capitalized										(194)
Other expense										(22)
Income tax expense										(90)
Net income										$519

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Six Months Ended June 30, 2026
Casino	$1,013	$1,132	$341	$271	$173	$—	$2,930	$2,150	$—	$5,080
Rooms	94	204	65	58	9	—	430	306	—	736
Food and beverage	34	65	28	15	5	—	147	197	—	344
Mall	128	48	9	81	—	—	266	136	—	402
Convention, retail and other	28	15	4	2	1	52	102	75	—	177
Net revenues	1,297	1,464	447	427	188	52	3,875	2,864	—	6,739
Intersegment revenues	4	—	—	—	—	25	29	3	170	202
Net revenues before intersegment eliminations	1,301	1,464	447	427	188	77	3,904	2,867	170	6,941
Less:
Payroll and related expenses	237	230	102	60	55	25	709	411	—	1,120
Gaming taxes	494	619	182	177	84	—	1,556	521	—	2,077
Other expenses(1)	167	200	79	56	29	45	576	458	170	1,204
Segment expenses	898	1,049	363	293	168	70	2,841	1,390	170	4,401

Segment/Consolidated adjusted property EBITDA	$403	$415	$84	$134	$20	$7	$1,063	$1,477	$—	$2,540
Other Operating Costs and Expenses
Stock-based compensation(2)										(9)
Corporate										(157)
Pre-opening										(9)
Development										(84)
Depreciation and amortization										(707)
Amortization of leasehold interests in land										(42)
Loss on disposal or impairment of assets										(10)
Operating income										1,522
Other Non-Operating Costs and Expenses
Interest income										66
Interest expense, net of amounts capitalized										(377)
Other expense										(2)
Income tax expense										(195)
Net income										$1,014

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Six Months Ended June 30, 2025
Casino	$1,019	$897	$316	$254	$131	$—	$2,617	$1,925	$—	$4,542
Rooms	103	168	69	57	9	—	406	263	—	669
Food and beverage	30	51	23	14	5	—	123	165	—	288
Mall	121	42	10	76	—	—	249	124	—	373
Convention, retail and other	24	13	3	1	1	50	92	73	—	165
Net revenues	1,297	1,171	421	402	146	50	3,487	2,550	—	6,037
Intersegment revenues	4	—	—	—	—	15	19	1	128	148
Net revenues before intersegment eliminations	1,301	1,171	421	402	146	65	3,506	2,551	128	6,185
Less:
Payroll and related expenses	218	196	98	55	46	23	636	356	—	992
Gaming taxes	486	469	156	155	62	—	1,328	451	—	1,779
Other expenses(1)	136	148	57	52	19	29	441	371	128	940
Segment expenses	840	813	311	262	127	52	2,405	1,178	128	3,711

Segment/Consolidated adjusted property EBITDA	$461	$358	$110	$140	$19	$13	$1,101	$1,373	$—	$2,474
Other Operating Costs and Expenses
Stock-based compensation(2)										(6)
Corporate										(142)
Pre-opening										(13)
Development										(138)
Depreciation and amortization										(733)
Amortization of leasehold interests in land										(35)
Loss on disposal or impairment of assets										(15)
Operating income										1,392
Other Non-Operating Costs and Expenses
Interest income										84
Interest expense, net of amounts capitalized										(368)
Other expense										(23)
Loss on modification or early retirement of debt										(5)
Income tax expense										(153)
Net income										$927
____________________
(1)Consists of gaming and non-gaming operating expenses and selling, general and administrative expenses for each segment.
(2)During the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense of $15 million and $17 million, respectively, of which $9 million and $12 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

During the six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense of $39 million and $26 million, respectively, of which $30 million and $20 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30,
	2026	2025

	(In millions)
Capital Expenditures
Corporate and Other	$34	$26
Macao:
The Venetian Macao	104	86
The Londoner Macao	39	229
The Parisian Macao	21	9
The Plaza Macao and Four Seasons Macao	6	5
Sands Macao	5	6
	175	335
Marina Bay Sands	317	304
Total capital expenditures	$526	$665

	June 30, 2026	December 31, 2025

	(In millions)
Total Assets
Corporate and Other	$3,001	$3,614
Macao:
The Venetian Macao	2,336	2,689
The Londoner Macao	4,334	4,635
The Parisian Macao	1,565	1,636
The Plaza Macao and Four Seasons Macao	932	953
Sands Macao	260	258
Ferry Operations and Other	171	375
	9,598	10,546
Marina Bay Sands	7,310	7,760
Total assets	$19,909	$21,920

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
Operations
Summary Financial Results

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions, except per share data)
Net revenues	$3,154	$3,175	$(21)	(0.7)%
Operating income	618	783	(165)	(21.1)%
Net income	373	519	(146)	(28.1)%
Diluted earnings per share	0.53	0.66	(0.13)	(19.7)%
Consolidated adjusted property EBITDA(1)	1,119	1,334	(215)	(16.1)%

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions, except per share data)
Net revenues	$6,739	$6,037	$702	11.6%
Operating income	1,522	1,392	130	9.3%
Net income	1,014	927	87	9.4%
Diluted earnings per share	1.38	1.15	0.23	20.0%
Consolidated adjusted property EBITDA(1)	2,540	2,474	66	2.7%
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
Macao
Our Macao operations continue to face a competitive operating environment, with adjusted property EBITDA decreasing $38 million, or 3.5%, compared with the six months ended June 30, 2025, despite net revenues increasing $388 million, or 11.1%, compared with the six months ended June 30, 2025. Although net revenues showed growth year over year, this was offset by increased costs on patron reinvestment and increased payroll costs related to the competitive environment and an increase in table game hours and service levels.
Singapore
Our Singapore operations continue to deliver exceptional results, supported by the property’s unique and luxurious integrated resort offerings, with adjusted property EBITDA increasing $104 million, or 7.6%, compared to the six months ended June 30, 2025. The key driver of the increase being an 11.7% increase in net gaming revenue to $2.15 billion, while non-gaming revenues also contributed meaningfully to the overall results driven by increased business volumes and the launch of new dining venues.

Summary
During the first half of 2026, we continued to execute our strategic objectives as table games and slot volumes increased year over year in both Singapore and Macao, while we also continued to increase the return of capital to stockholders, with the repurchase of $1.53 billion (exclusive of commissions and excise tax) of our common stock and dividend payments totaling $400 million. We will continue to invest in premium suites and other hospitality offerings, such as the current room renovation and premium suite expansion at The Venetian Macao, as well as increasing overall service levels for our VIPs and premium patrons in Macao.
We believe we have a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $3.38 billion, and access to $4.26 billion of available borrowing capacity under our U.S., SCL and Singapore revolving credit facilities as of June 30, 2026. We believe we are able to support our continuing operations, complete the major construction projects that are underway and maintain our share repurchase and dividend programs to continue to return excess capital to stockholders.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2025 Annual Report on Form 10-K filed on February 6, 2026.
There were no newly identified significant accounting policies and estimates during the six months ended June 30, 2026, nor were there any material changes to the critical accounting policies and estimates discussed in our 2025 Annual Report.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.3% in Macao. During the three months ended September 30, 2025, we revised our expected win percentage for Singapore to be based on the theoretical hold percentage measured by technology-enabled tables (“smart tables”). The theoretical hold percentage based on smart table data was 3.6% and 4.2% for the three months ended March 31 and June 30, 2026, respectively, and 4.1%, 4.2% and 3.9% for the three months ended June 30, September 30 and December 31, 2025, respectively, in Singapore. Our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 22.3%, 22.4%, 21.0%, 21.4%, 14.7% and 22.9% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 3.8%, 3.8%, 3.5%, 2.2%, 2.2% and 4.4% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 11.7% and 12.2%, respectively, of our table games play was conducted on a credit basis for the six months ended June 30, 2026.

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
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions)
Casino	$2,341	$2,415	$(74)	(3.1)%
Rooms	359	345	14	4.1%
Food and beverage	168	147	21	14.3%
Mall	198	187	11	5.9%
Convention, retail and other	88	81	7	8.6%
Total net revenues	$3,154	$3,175	$(21)	(0.7)%
Consolidated net revenues decreased due to decreases of $11 million and $10 million at our Macao operations and Marina Bay Sands, respectively.
Net casino revenues decreased due to decreases of $44 million and $30 million at Marina Bay Sands and our Macao operations, respectively. Casino revenues at Marina Bay Sands decreased due to decreased table games win percentages, partially offset by increased table games and slot volumes. Casino revenues at our Macao operations decreased due to decreased table games win and slot hold percentages, partially offset by increased table games and slot volumes across each of our properties. The following table summarizes our casino activity:

	Three Months Ended June 30,
	2026	2025	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$457	$524	(12.8)%
Non-Rolling Chip drop	$2,452	$2,348	4.4%
Non-Rolling Chip win percentage	20.4%	23.5%	(3.1)	pts
Rolling Chip volume	$1,028	$859	19.7%
Rolling Chip win percentage	0.62%	3.57%	(2.95)	pts
Slot handle	$1,399	$1,372	2.0%
Slot hold percentage	4.1%	3.3%	0.8	pts

	Three Months Ended June 30,
	2026	2025	Change

	(Dollars in millions)
The Londoner Macao
Total net casino revenues	$548	$495	10.7%
Non-Rolling Chip drop	$2,584	$2,196	17.7%
Non-Rolling Chip win percentage	20.8%	21.9%	(1.1)	pts
Rolling Chip volume	$3,523	$2,090	68.6%
Rolling Chip win percentage	3.67%	4.09%	(0.42)	pts
Slot handle	$2,227	$2,114	5.3%
Slot hold percentage	4.0%	4.0%	—	pts
The Parisian Macao
Total net casino revenues	$165	$143	15.4%
Non-Rolling Chip drop	$816	$663	23.1%
Non-Rolling Chip win percentage	21.6%	21.4%	0.2	pts
Rolling Chip volume(1)	$169	$—	N.M.
Rolling Chip win percentage	(2.26)%	—%	—	pts
Slot handle	$1,302	$872	49.3%
Slot hold percentage	3.3%	4.0%	(0.7)	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$59	$122	(51.6)%
Non-Rolling Chip drop	$839	$655	28.1%
Non-Rolling Chip win percentage	21.6%	22.3%	(0.7)	pts
Rolling Chip volume	$2,824	$1,399	101.9%
Rolling Chip win percentage	(1.15)%	2.72%	(3.87)	pts
Slot handle	$—	$19	(100.0)%
Slot hold percentage	—%	2.3%	—	pts
Sands Macao
Total net casino revenues	$88	$63	39.7%
Non-Rolling Chip drop	$497	$389	27.8%
Non-Rolling Chip win percentage	14.2%	14.4%	(0.2)	pts
Rolling Chip volume	$26	$23	13.0%
Rolling Chip win percentage	11.78%	5.60%	6.18	pts
Slot handle	$1,526	$589	159.1%
Slot hold percentage	2.1%	3.0%	(0.9)	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$1,024	$1,068	(4.1)%
Non-Rolling Chip drop	$2,597	$2,360	10.0%
Non-Rolling Chip win percentage	22.9%	23.7%	(0.8)	pts
Rolling Chip volume	$9,269	$8,945	3.6%
Rolling Chip win percentage	4.74%	5.26%	(0.52)	pts
Slot handle	$6,382	$6,192	3.1%
Slot hold percentage	4.6%	4.6%	—	pts
__________________________
N.M. — Not meaningful.
(1)Rolling Chip tables were made available based on demand beginning in March 2024.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues increased due to a $17 million increase at Marina Bay Sands, partially offset by a $3 million decrease at our Macao operations. Marina Bay Sands room revenues increased driven by an increase in ADR, primarily due to the May 2025 completion of extensive renovations to introduce world class suites. Room revenues at our Macao operations decreased due to a decrease in available rooms, primarily due to the room renovations at The Venetian Macao, which commenced in the first quarter of 2026, partially offset by increases in ADR and occupancy. The following table summarizes the results of our room activity:

	Three Months Ended June 30,
	2026	2025	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$43	$50	(14.0)%
Occupancy rate	98.2%	98.6%	(0.4)	pts
Average daily room rate (ADR)	$197	$195	1.0%
Revenue per available room (RevPAR)	$194	$192	1.0%
The Londoner Macao
Total room revenues	$100	$95	5.3%
Occupancy rate	96.7%	93.3%	3.4	pts
Average daily room rate (ADR)	$262	$259	1.2%
Revenue per available room (RevPAR)	$254	$242	5.0%
The Parisian Macao
Total room revenues	$32	$34	(5.9)%
Occupancy rate	97.4%	99.2%	(1.8)	pts
Average daily room rate (ADR)	$141	$147	(4.1)%
Revenue per available room (RevPAR)	$138	$146	(5.5)%
The Plaza Macao and Four Seasons Macao
Total room revenues	$28	$28	—%
Occupancy rate	95.1%	92.1%	3.0	pts
Average daily room rate (ADR)	$507	$502	1.0%
Revenue per available room (RevPAR)	$482	$462	4.3%
Sands Macao
Total room revenues	$5	$4	25.0%
Occupancy rate	99.4%	99.4%	—	pts
Average daily room rate (ADR)	$162	$176	(8.0)%
Revenue per available room (RevPAR)	$161	$175	(8.0)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$151	$134	12.7%
Occupancy rate	95.6%	95.0%	0.6	pts
Average daily room rate (ADR)	$982	$888	10.6%
Revenue per available room (RevPAR)	$939	$844	11.3%
Food and beverage revenues increased due to increases of $14 million and $7 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was due to increased business volume and the opening of a new venue in July 2025. The increase at our Macao operations was due to increased business volume.

Mall revenues increased due to increases of $6 million and $5 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was driven by increases of $4 million in overage rent and $2 million in base rent, while the increase at Marina Bay Sands was due to increases in both base rent and overage rent of $3 million each, partially offset by a $1 million decrease in common area maintenance (“CAM”). For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Three Months Ended June 30,
	2026	2025	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$62	$62	—%
Mall gross leasable area (in square feet)	829,874	825,079	0.6%
Occupancy	89.3%	85.1%	4.2	pts
Base rent per square foot	$281	$289	(2.8)%
Tenant sales per square foot	$2,161	$1,700	27.1%
Shoppes at Londoner
Total mall revenues	$23	$21	9.5%
Mall gross leasable area (in square feet)	518,122	517,603	0.1%
Occupancy	75.9%	75.6%	0.3	pts
Base rent per square foot	$196	$176	11.4%
Tenant sales per square foot	$1,886	$1,510	24.9%
Shoppes at Parisian
Total mall revenues	$5	$5	—%
Mall gross leasable area (in square feet)	253,784	259,506	(2.2)%
Occupancy	66.4%	74.8%	(8.4)	pts
Base rent per square foot	$77	$78	(1.3)%
Tenant sales per square foot	$428	$471	(9.1)%
Shoppes at Four Seasons
Total mall revenues	$41	$37	10.8%
Mall gross leasable area (in square feet)	255,317	247,682	3.1%
Occupancy	92.1%	94.7%	(2.6)	pts
Base rent per square foot	$624	$611	2.1%
Tenant sales per square foot	$4,650	$4,337	7.2%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$67	$62	8.1%
Mall gross leasable area (in square feet)	616,028	620,513	(0.7)%
Occupancy	100.0%	98.8%	1.2	pts
Base rent per square foot	$401	$378	6.1%
Tenant sales per square foot	$3,279	$2,837	15.6%
__________________________
Note:    This table excludes the results of our retail outlets at Sands Macao.

Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions)
Casino	$1,349	$1,242	$107	8.6%
Rooms	94	87	7	8.0%
Food and beverage	145	130	15	11.5%
Mall	22	22	—	—%
Convention, retail and other	64	57	7	12.3%
Provision for credit losses	36	16	20	125.0%
General and administrative	331	292	39	13.4%
Corporate	74	69	5	7.2%
Pre-opening	5	9	(4)	(44.4)%
Development	43	69	(26)	(37.7)%
Depreciation and amortization	350	371	(21)	(5.7)%
Amortization of leasehold interests in land	21	20	1	5.0%
Loss on disposal or impairment of assets	2	8	(6)	(75.0)%
Total operating expenses	$2,536	$2,392	$144	6.0%
Operating expenses increased primarily due to increases of $120 million and $68 million at our Macao operations and Marina Bay Sands, respectively.
Casino expenses increased due to increases of $83 million and $24 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was primarily attributable to a $30 million increase in gaming taxes, consistent with increased gross gaming revenues and $26 million in higher payroll and related expenses due to increases in table game hours and the competitive environment in Macao. We also incurred $11 million in higher casino marketing expenses to increase gaming activities across our properties. The increase at Marina Bay Sands was primarily attributable to a $9 million increase in payroll and related expenses and a $6 million increase in gaming taxes, consistent with increased gross gaming revenues, as well as an increase in gaming tax rates from 8% to 12% on premium play due to the tiered tax structure in Singapore as we met the threshold in June 2026 versus July 2025.
Room expenses increased due to increases of $4 million and $3 million at Marina Bay Sands and our Macao operations, respectively. The increases were primarily due to increases in payroll and related expenses across our Macao operations and Marina Bay Sands.
Food and beverage expenses increased due to increases of $9 million and $6 million at Marina Bay Sands and our Macao operations, respectively. These increases were primarily due to the increased business volumes and an increase in payroll and related expenses of $6 million and $2 million at Marina Bay Sands and our Macao operations, respectively.
The provision for credit losses increased due to increases of $12 million and $8 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands resulted from an increase of $15 million in provision during the current quarter, partially offset by an increase of $3 million in settlements of previously reserved accounts. The increase at our Macao operations resulted from an increase of $12 million in provision during the current quarter, partially offset by an increase of $4 million in settlements of previously reserved accounts. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased due to increases of $24 million and $15 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was primarily due to increases of $7 million in payroll and related expenses, $5 million in property taxes, $5 million in facilities expenses, primarily related to repairs and maintenance, and $4 million in marketing expenses. The increase at our Macao operations was primarily due to increases of $8 million in facilities expenses, primarily relating to repairs and maintenance, $3 million in marketing expenses and $2 million in payroll and related expenses.
Pre-opening expenses for the three months ended June 30, 2026 were $5 million at Marina Bay Sands, primarily related to property taxes for the MBS Expansion Project, as defined below. Pre-opening expenses for the three months ended June 30, 2025, were $6 million and $3 million at our Macao operations and Marina Bay Sands, respectively. Pre-opening expenses at our Macao operations were primarily due to marketing and media expenses for the Londoner Grand. Pre-opening expenses at Marina Bay Sands related to property taxes for the MBS Expansion Project.
Development expenses include the costs that were associated with our evaluation and pursuit of new business opportunities. During the three months ended June 30, 2026, these costs were primarily attributable to $35 million from our digital gaming related efforts and $4 million for opportunities in Texas. During the three months ended June 30, 2025, the costs were primarily attributable to $49 million from our digital gaming related efforts and $19 million for opportunities in New York and Texas.
Depreciation and amortization decreased primarily due to a $20 million decrease at Marina Bay Sands driven by an increase in assets fully depreciated during the prior year and through the first half of the current year.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$165	$236	$(71)	(30.1)%
The Londoner Macao	192	205	(13)	(6.3)%
The Parisian Macao	38	44	(6)	(13.6)%
The Plaza Macao and Four Seasons Macao	20	66	(46)	(69.7)%
Sands Macao	11	9	2	22.2%
Ferry Operations and Other	4	6	(2)	(33.3)%
	430	566	(136)	(24.0)%
Marina Bay Sands	689	768	(79)	(10.3)%
Consolidated adjusted property EBITDA(1)	$1,119	$1,334	$(215)	(16.1)%
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

	Three Months Ended June 30,
	2026	2025

	(In millions)
Consolidated adjusted property EBITDA	$1,119	$1,334

Other Operating Costs and Expenses
Stock-based compensation(a)	(6)	(5)
Corporate	(74)	(69)
Pre-opening	(5)	(9)
Development	(43)	(69)
Depreciation and amortization	(350)	(371)
Amortization of leasehold interests in land	(21)	(20)
Loss on disposal or impairment of assets	(2)	(8)
Operating income	618	783
Other Non-Operating Costs and Expenses
Interest income	31	42
Interest expense, net of amounts capitalized	(189)	(194)
Other income (expense)	1	(22)
Income tax expense	(88)	(90)
Net income	$373	$519
__________________________
(a)During the three months ended June 30, 2026 and 2025, we recorded stock-based compensation expense of $15 million and $17 million, respectively, of which $9 million and $12 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations decreased $136 million compared with the three months ended June 30, 2025. The decrease was primarily due to a decrease in casino revenues and increases in sales and marketing costs to attract patrons to our properties and payroll and related expenses due to the competitive environment in Macao.
Adjusted property EBITDA at Marina Bay Sands decreased $79 million compared to the three months ended June 30, 2025. The decrease was primarily due to a decrease in casino operations, driven by decreases in table games win percentages and increases in payroll and related expenses and gaming taxes. This decrease was partially offset by an increase in room operations, due to the introduction of new and elevated suites and rooms and other amenities, which were completed in May 2025.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended June 30,
	2026	2025

	(Dollars in millions)
Interest cost	$193	$196
Less — capitalized interest	(4)	(2)
Interest expense, net	$189	$194
Weighted average total debt balance	$16,058	$15,851
Weighted average interest rate	4.6%	4.8%
Interest cost was primarily impacted by a decrease in the weighted average interest rate, partially offset by an increase in our weighted average total debt balance. The weighted average interest rate decreased primarily due to lower interest rates on the 2025 Singapore Credit Facility and the 2024 SCL Term Loan Facility, partially offset by higher rates on the LVSC senior notes issued in May 2026. The weighted average total debt balance increased primarily due to (i) the issuance of the LVSC senior notes in May 2026, the proceeds from which were used to repay the $1.0 billion 3.500% LVSC Senior Notes due August 2026 in June 2026; and (ii) the SGD 250 million (approximately $196 million at exchange rates in effect at the time of the transaction) drawn under the 2025 Singapore Credit Facility used for construction purposes and to reimburse the Company for the payment due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the Additional Gross Floor Area, partially offset by (iii) the repayments of HKD 4.80 billion (approximately $613 million at exchange rates in effect at the time of the transaction) under the 2024 SCL Revolving Facility during the three months ended June 30, 2026.

Other Factors Affecting Earnings
Interest income was $31 million for the three months ended June 30, 2026, compared to $42 million for the three months ended June 30, 2025. The decrease was attributable to a decrease in cash available to invest in the U.S. due to share repurchases, dividend payments and development-related spend in the last twelve months and the early settlement of the seller financing loan in May 2026, which bore interest at 4.25% per annum.
Other income was $1 million for the three months ended June 30, 2026, compared to other expense of $22 million for the three months ended June 30, 2025. Other income during the three months ended June 30, 2026, was primarily attributable to foreign currency remeasurement gains on U.S. dollar denominated cash deposits held by Marina Bay Sands Pte. Ltd. (“MBS,” our wholly owned subsidiary).
Our income tax expense was $88 million on income before income taxes of $461 million for the three months ended June 30, 2026, resulting in a 19.1% effective income tax rate. This compares to a 14.8% effective income tax rate for the three months ended June 30, 2025. The income tax expense for the three months ended June 30, 2026, reflects a 17% statutory tax rate on our Singapore operations and a 21% corporate income tax on our domestic operations.
Our operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, Venetian Macau Limited (“VML,” a subsidiary of SCL) and its peers received a corporate income tax exemption on gaming operations through December 31, 2027. Additionally, we entered into a shareholder dividend tax agreement with the Macao government, which provided for a payment at an applicable rate of gross gaming revenue for the tax year 2023 through the tax year 2025 as a substitution for a 12% tax otherwise due from VML’s shareholders on dividend distributions paid from VML’s gaming profits. In January 2026, we requested this tax agreement be extended through December 31, 2027. The effective income tax rate for the three months ended June 30, 2026, anticipates a similar shareholder dividend tax agreement will be entered into for 2026 and 2027; however, there is no assurance such agreement will be granted.
On July 4, 2025, the U.S. enacted tax legislation referred to as the One Big Beautiful Bill (“OBBB”). The OBBB includes significant changes to U.S. income tax laws, including tax cut extensions and modifications to the international tax framework, with certain provisions effective in 2025 and others effective in 2026 and later years. The OBBB is not expected to have a material impact on our 2026 effective tax rate. Management will continue to analyze and adjust future amounts as related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations of the OBBB continue to evolve.
The net income attributable to noncontrolling interests was $27 million for the three months ended June 30, 2026, compared to $58 million for the three months ended June 30, 2025. These amounts were related to the noncontrolling interest of SCL. The decrease of $31 million was primarily due to a decrease in the net income of SCL for the three months ended June 30, 2026, partially offset by our purchases of additional SCL shares during 2025, which resulted in our ownership of SCL having increased from 73.15% as of June 30, 2025 to 74.80% as of June 30, 2026.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Operating Revenues
Our net revenues consisted of the following:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions)
Casino	$5,080	$4,542	$538	11.8%
Rooms	736	669	67	10.0%
Food and beverage	344	288	56	19.4%
Mall	402	373	29	7.8%
Convention, retail and other	177	165	12	7.3%
Total net revenues	$6,739	$6,037	$702	11.6%
Consolidated net revenues increased due to increases of $388 million and $314 million at our Macao operations and Marina Bay Sands, respectively.

Net casino revenues increased due to increases of $313 million and $225 million at our Macao operations and Marina Bay Sands, respectively. Casino revenues at our Macao operations increased due to increases in table games and slot volumes, partially offset by decreases in table games win and slot hold percentages. Casino revenues at Marina Bay Sands increased due to increases in table games and slot volumes, partially offset by decreases in table games win and slot hold percentages. The following table summarizes the results of our casino activity:

	Six Months Ended June 30,
	2026	2025	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$1,013	$1,019	(0.6)%
Non-Rolling Chip drop	$5,036	$4,608	9.3%
Non-Rolling Chip win percentage	21.3%	23.1%	(1.8)	pts
Rolling Chip volume	$1,985	$1,721	15.3%
Rolling Chip win percentage	2.17%	2.87%	(0.70)	pts
Slot handle	$2,940	$2,776	5.9%
Slot hold percentage	4.1%	3.7%	0.4	pts
The Londoner Macao
Total net casino revenues	$1,132	$897	26.2%
Non-Rolling Chip drop	$5,018	$3,951	27.0%
Non-Rolling Chip win percentage	21.9%	22.4%	(0.5)	pts
Rolling Chip volume	$8,206	$3,801	115.9%
Rolling Chip win percentage	3.47%	3.85%	(0.38)	pts
Slot handle	$4,446	$3,782	17.6%
Slot hold percentage	3.9%	3.8%	0.1	pts
The Parisian Macao
Total net casino revenues	$341	$316	7.9%
Non-Rolling Chip drop	$1,702	$1,391	22.4%
Non-Rolling Chip win percentage	20.9%	21.2%	(0.3)	pts
Rolling Chip volume	$1,517	$709	114.0%
Rolling Chip win percentage	0.74%	4.25%	(3.51)	pts
Slot handle	$2,445	$1,761	38.8%
Slot hold percentage	3.5%	3.9%	(0.4)	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$271	$254	6.7%
Non-Rolling Chip drop	$1,720	$1,340	28.4%
Non-Rolling Chip win percentage	20.9%	22.3%	(1.4)	pts
Rolling Chip volume	$5,020	$3,532	42.1%
Rolling Chip win percentage	1.77%	2.53%	(0.76)	pts
Slot handle	$—	$40	(100.0)%
Slot hold percentage	—%	2.3%	—	pts
Sands Macao
Total net casino revenues	$173	$131	32.1%
Non-Rolling Chip drop	$1,028	$769	33.7%
Non-Rolling Chip win percentage	14.1%	15.0%	(0.9)	pts
Rolling Chip volume	$55	$82	(32.9)%
Rolling Chip win percentage	7.46%	4.62%	2.84	pts
Slot handle	$2,944	$1,171	151.4%
Slot hold percentage	2.1%	3.0%	(0.9)	pts

	Six Months Ended June 30,
	2026	2025	Change

	(Dollars in millions)
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$2,150	$1,925	11.7%
Non-Rolling Chip drop	$5,522	$4,664	18.4%
Non-Rolling Chip win percentage	22.2%	23.3%	(1.1)	pts
Rolling Chip volume	$27,234	$16,973	60.5%
Rolling Chip win percentage	3.96%	4.52%	(0.56)	pts
Slot handle	$12,995	$12,004	8.3%
Slot hold percentage	4.3%	4.5%	(0.2)	pts
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues increased due to increases of $43 million and $24 million at Marina Bay Sands and our Macao operations, respectively. Marina Bay Sands rooms revenues increased driven by an increase in ADR, as well as an increase in available rooms, primarily due to the May 2025 completion of extensive renovations to introduce world class suites. Room revenues at our Macao operations increased driven by an increase in available rooms in connection with the conversion of the Sheraton towers to the Londoner Grand, which was completed in April 2025. The following table summarizes the results of our room activity:

	Six Months Ended June 30,
	2026	2025	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao
Total room revenues	$94	$103	(8.7)%
Occupancy rate	98.6%	99.2%	(0.6)	pts
Average daily room rate (ADR)	$200	$200	—%
Revenue per available room (RevPAR)	$197	$198	(0.5)%
The Londoner Macao
Total room revenues	$204	$168	21.4%
Occupancy rate	97.3%	95.2%	2.1	pts
Average daily room rate (ADR)	$267	$273	(2.2)%
Revenue per available room (RevPAR)	$259	$259	—%
The Parisian Macao
Total room revenues	$65	$69	(5.8)%
Occupancy rate	98.1%	99.5%	(1.4)	pts
Average daily room rate (ADR)	$145	$151	(4.0)%
Revenue per available room (RevPAR)	$142	$150	(5.3)%
The Plaza Macao and Four Seasons Macao
Total room revenues	$58	$57	1.8%
Occupancy rate	95.0%	94.7%	0.3	pts
Average daily room rate (ADR)	$513	$502	2.2%
Revenue per available room (RevPAR)	$488	$475	2.7%
Sands Macao
Total room revenues	$9	$9	—%
Occupancy rate	99.2%	99.1%	0.1	pts
Average daily room rate (ADR)	$163	$175	(6.9)%
Revenue per available room (RevPAR)	$161	$173	(6.9)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$306	$263	16.3%
Occupancy rate	95.7%	95.3%	0.4	pts
Average daily room rate (ADR)	$994	$906	9.7%
Revenue per available room (RevPAR)	$951	$863	10.2%
Food and beverage revenues increased due to increases of $32 million and $24 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was due to increased business volume and the opening of a new venue in July 2025. The increase at our Macao operations was due to increased business volume.

Mall revenues increased due to increases of $17 million and $12 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was driven by increases of $13 million in overage rent, $3 million in base rent and $1 million in revenues related to CAM. The increase at Marina Bay Sands was driven by an $8 million increase in base rent and a $5 million increase in overage rent, partially offset by a $1 million decrease in revenues related to CAM. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Six Months Ended June 30,(1)
	2026	2025	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$128	$121	5.8%
Mall gross leasable area (in square feet)	829,874	825,079	0.6%
Occupancy	89.3%	85.1%	4.2	pts
Base rent per square foot	$281	$289	(2.8)%
Tenant sales per square foot	$2,161	$1,700	27.1%
Shoppes at Londoner
Total mall revenues	$48	$42	14.3%
Mall gross leasable area (in square feet)	518,122	517,603	0.1%
Occupancy	75.9%	75.6%	0.3	pts
Base rent per square foot	$196	$176	11.4%
Tenant sales per square foot	$1,886	$1,510	24.9%
Shoppes at Parisian
Total mall revenues	$9	$10	(10.0)%
Mall gross leasable area (in square feet)	253,784	259,506	(2.2)%
Occupancy	66.4%	74.8%	(8.4)	pts
Base rent per square foot	$77	$78	(1.3)%
Tenant sales per square foot	$428	$471	(9.1)%
Shoppes at Four Seasons
Total mall revenues	$81	$76	6.6%
Mall gross leasable area (in square feet)	255,317	247,682	3.1%
Occupancy	92.1%	94.7%	(2.6)	pts
Base rent per square foot	$624	$611	2.1%
Tenant sales per square foot	$4,650	$4,337	7.2%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$136	$124	9.7%
Mall gross leasable area (in square feet)	616,028	620,513	(0.7)%
Occupancy	100.0%	98.8%	1.2	pts
Base rent per square foot	$401	$378	6.1%
Tenant sales per square foot	$3,279	$2,837	15.6%
__________________________
Note: This table excludes the results of our retail outlets at Sands Macao.
(1)    As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of June 30, 2026 and 2025, they are identical to the summary presented herein for the three months ended June 30, 2026 and 2025, respectively.
Convention, retail and other revenues increased due to increases of $10 million and $2 million at our Macao operations and Marina Bay Sands, respectively. The increase in Macao was primarily due to increases of $5 million in limo revenues, $3 million in convention revenues and $2 million in retail revenues, due to a new retail shop that opened in September 2025. The increase at Marina Bay Sands was primarily due to increases of $1 million each in SkyPark and limo revenues.

Operating Expenses
Our operating expenses consisted of the following:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions)
Casino	$2,854	$2,399	$455	19.0%
Rooms	186	168	18	10.7%
Food and beverage	294	256	38	14.8%
Mall	47	44	3	6.8%
Convention, retail and other	129	116	13	11.2%
Provision for credit losses	65	21	44	209.5%
General and administrative	633	565	68	12.0%
Corporate	157	142	15	10.6%
Pre-opening	9	13	(4)	(30.8)%
Development	84	138	(54)	(39.1)%
Depreciation and amortization	707	733	(26)	(3.5)%
Amortization of leasehold interests in land	42	35	7	20.0%
Loss on disposal or impairment of assets	10	15	(5)	(33.3)%
Total operating expenses	$5,217	$4,645	$572	12.3%
Operating expenses increased due primarily to increases of $427 million and $230 million at our Macao operations and Marina Bay Sands, respectively.
Casino expenses increased due to increases of $343 million and $112 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was primarily due to a $228 million increase in gaming taxes, consistent with increased gross gaming revenues, and increases of $60 million in payroll and related expenses and $27 million in casino marketing expenses. The increase at Marina Bay Sands was primarily due to a $70 million increase in gaming taxes, consistent with increased gross gaming revenues, as well as an increase in gaming tax rates from 8% to 12% on premium play due to the tiered tax structure in Singapore as we met the thresholds in June 2026 versus July 2025, and a $21 million increase in payroll and related expenses.
Room expenses increased due to increases of $9 million each at Marina Bay Sands and our Macao operations. These increases were driven by an increase in payroll and related expenses of $6 million and $4 million at our Macao operations and Marina Bay Sands, respectively, and higher costs associated with new and elevated suites and rooms introduced at Marina Bay Sands.
Food and beverage expenses increased due to increases of $22 million and $16 million at Marina Bay Sands and our Macao operations, respectively. The increases were driven by increased business volumes and an increase in payroll and related expenses of $13 million and $5 million at Marina Bay Sands and our Macao operations, respectively.
Convention, retail and other expenses increased due to increases of $11 million and $2 million at our Macao operations and Marina Bay Sands, respectively. The increases at our Macao operations were primarily due to increases of $5 million in limo expenses, consistent with increased revenues, $3 million in ferry operations, due to increased fuel and oil prices, $2 million in entertainment expenses, consistent with increased revenues, and $2 million in retail expenses. The increase at Marina Bay Sands was primarily due to increases of $1 million each in convention and entertainment expenses.
Provision for credit losses increased due to increases of $26 million and $18 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands resulted from an increase of $53 million in provision during the current period, partially offset by an increase of $27 million in settlement of previously reserved accounts. The increase at our Macao operations resulted from an increase of $24 million in provision for the current period, partially offset by an increase of $6 million in settlements of previously reserved accounts. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased due to increases of $42 million and $26 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was primarily due to increases of $17 million in payroll and related expenses, $8 million in facilities expenses, primarily related to contract labor and repairs and maintenance, $7 million in property tax, and $4 million in marketing expenses, primarily related to media campaigns. The increase at our Macao operations was primarily due to increases of $14 million in facilities expenses, primarily related to repairs and maintenance, $7 million in marketing expenses and $3 million in payroll and related expenses.
Corporate expenses increased primarily due to increases of $15 million in payroll and related expenses, driven by the acceleration of restricted stock units that were granted during the first half of the year, $2 million in information technology related costs, $2 million in travel, $2 million in professional fees and services and $5 million in other expenses, partially offset by an $11 million reversal of previously accrued legal fees.
Pre-opening expenses for the six months ended June 30, 2026 were $9 million at Marina Bay Sands, primarily related to property taxes for the MBS Expansion Project. Pre-opening expenses for the six months ended June 30, 2025 were $8 million and $5 million at our Macao operations and Marina Bay Sands, respectively. Pre-opening expenses at our Macao operations related to marketing and media expenses for the Londoner Grand. Pre-opening expenses at Marina Bay Sands were due to property taxes related to the MBS Expansion Project.
Development expenses include the costs that were associated with our evaluation and pursuit of new business opportunities. During the six months ended June 30, 2026, these costs were primarily attributable to $69 million from our digital gaming related efforts and $9 million for opportunities in Texas. During the six months ended June 30, 2025, these costs were primarily attributable to $95 million from our digital gaming related efforts and $41 million for opportunities in Texas and New York.
Depreciation and amortization decreased $26 million at Marina Bay Sands, partially offset by an increase of $2 million at our Macao operations. The decrease at Marina Bay Sands was due to an increase in assets fully depreciated during the prior year and through the first half of the current year.
Loss on disposal or impairment of assets was $10 million for the six months ended June 30, 2026, primarily related to a $5 million impairment due to our decision to not continue the development of certain digital gaming activities, $3 million in asset disposals at our Macao operations, primarily at The Londoner Macao, $3 million in demolition costs, primarily related to The Venetian Macao room renovations, and $2 million in asset disposals at Marina Bay Sands, partially offset by a $3 million gain on disposal primarily from the sale of two ferries in Macao.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$403	$461	$(58)	(12.6)%
The Londoner Macao	415	358	57	15.9%
The Parisian Macao	84	110	(26)	(23.6)%
The Plaza Macao and Four Seasons Macao	134	140	(6)	(4.3)%
Sands Macao	20	19	1	5.3%
Ferry Operations and Other	7	13	(6)	(46.2)%
	1,063	1,101	(38)	(3.5)%
Marina Bay Sands	1,477	1,373	104	7.6%
Consolidated adjusted property EBITDA(1)	$2,540	$2,474	$66	2.7%
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

	Six Months Ended June 30,
	2026	2025

	(In millions)
Consolidated adjusted property EBITDA	$2,540	$2,474

Other Operating Costs and Expenses
Stock-based compensation(a)	(9)	(6)
Corporate	(157)	(142)
Pre-opening	(9)	(13)
Development	(84)	(138)
Depreciation and amortization	(707)	(733)
Amortization of leasehold interests in land	(42)	(35)
Loss on disposal or impairment of assets	(10)	(15)
Operating income	1,522	1,392
Other Non-Operating Costs and Expenses
Interest income	66	84
Interest expense, net of amounts capitalized	(377)	(368)
Other expense	(2)	(23)
Loss on modification or early retirement of debt	—	(5)
Income tax expense	(195)	(153)
Net income	$1,014	$927
____________________
(a)During the six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense of $39 million and $26 million, respectively, of which $30 million and $20 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations decreased $38 million compared to the six months ended June 30, 2025. The decrease was primarily due to increases in casino expenses, primarily in sales and marketing costs to attract patrons to our properties, and payroll and related expenses due to the competitive environment in Macao. The decrease was partially offset by an overall increase in revenues at The Londoner Macao, primarily due to the completion of the Londoner Grand in April 2025.
Adjusted property EBITDA at Marina Bay Sands increased $104 million compared to the six months ended June 30, 2025. The increase was primarily due to an overall increase in revenues, primarily in our casino and room operations, driven by increased table games volumes and the introduction of new and elevated suites and rooms and other amenities, which were completed in May 2025.
Interest Expense
The following table summarizes information related to interest expense:

	Six Months Ended June 30,
	2026	2025

	(Dollars in millions)
Interest cost	$384	$373
Less — capitalized interest	(7)	(5)
Interest expense, net	$377	$368
Weighted average total debt balance	$16,027	$14,861
Weighted average interest rate	4.6%	4.8%
Interest cost was primarily impacted by an increase in our weighted average total debt balance, partially offset by a decrease in the weighted average interest rate. The weighted average total debt balance increased primarily due to (i) the issuances of the LVSC senior notes in an aggregate amount of $2.50 billion in May 2026 and May 2025, the proceeds from which were used to repay the $1.0 billion 3.500% LVSC Senior Notes due August 2026 in June 2026 and $500 million 2.900% LVSC Senior Notes due June 2025 in

June 2025, and to fund our share repurchases; and (ii) additional borrowings under the 2025 Singapore Credit Facility used to fund the payments due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the Additional Land Premium and for construction purposes, partially offset by (iii) the repayments of HKD 4.80 billion (approximately $613 million at exchange rates in effect at the time of the transaction) under the 2024 SCL Revolving Facility during the three months ended June 30, 2026. The weighted average interest rate decreased primarily due to lower interest rates on the 2025 Singapore Credit Facility and 2024 SCL Term Loan Facility, partially offset by higher rates on the LVSC senior notes issued in May 2026.
Other Factors Affecting Earnings
Interest income was $66 million for the six months ended June 30, 2026, compared to $84 million for the six months ended June 30, 2025. The decrease was attributable to a decrease in cash available to invest due to share repurchases, dividend payments and development-related spend in the last twelve months and the early settlement of the seller financing loan in May 2026, which bore interest at 4.25% per annum.
Other expense was $2 million for the six months ended June 30, 2026, compared to $23 million for the six months ended June 30, 2025. Other expense during the six months ended June 30, 2026, was primarily attributable to foreign currency remeasurement losses driven by U.S. dollar denominated debt held by Sands China Ltd. (“SCL”), partially offset by foreign currency remeasurement gains on U.S. dollar denominated cash deposits held by MBS.
Our income tax expense was $195 million on income before income taxes of $1.21 billion for the six months ended June 30, 2026, resulting in a 16.1% effective income tax rate. This compares to a 14.2% effective income tax rate for the six months ended June 30, 2025. The income tax expense for the six months ended June 30, 2026, reflects a 17% statutory tax rate on our Singapore operations and a 21% corporate income tax on our domestic operations.
Our operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, VML and its peers received a corporate income tax exemption on gaming operations through December 31, 2027. Additionally, we entered into a shareholder dividend tax agreement with the Macao government, which provided for a payment at an applicable rate of gross gaming revenue for the tax year 2023 through the tax year 2025 as a substitution for a 12% tax otherwise due from VML’s shareholders on dividend distributions paid from VML’s gaming profits. In January 2026, we requested this tax agreement be extended through December 31, 2027. The effective income tax rate for the six months ended June 30, 2026, anticipates a similar shareholder dividend tax agreement will be entered into for 2026 and 2027; however, there is no assurance such agreement will be granted.
On July 4, 2025, the U.S. enacted tax legislation referred to as the OBBB. The OBBB includes significant changes to U.S. income tax laws, including tax cut extensions and modifications to the international tax framework, with certain provisions effective in 2025 and others effective in 2026 and later years. The OBBB is not expected to have a material impact on our 2026 effective tax rate. Management will continue to analyze and adjust future amounts as related administrative guidance, notices, implementation regulations, potential legislative amendments and interpretations of the OBBB continue to evolve.
The net income attributable to noncontrolling interests was $101 million for the six months ended June 30, 2026, compared to $114 million for the six months ended June 30, 2025. These amounts were related to the noncontrolling interest of SCL. The decrease of $13 million was primarily due to a decrease in the net income of SCL for the six months ended June 30, 2026, partially offset by our purchases of additional SCL shares during 2025, which resulted in our ownership of SCL having increased from 73.15% as of June 30, 2025 to 74.80% as of June 30, 2026.

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
The following table summarizes the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and six months ended June 30, 2026 and 2025:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended June 30, 2026
Mall revenues:
Minimum rents(1)	$48	$29	$14	$3	$51
Overage rents	5	9	4	—	9
CAM, levies and direct recoveries	9	3	5	2	7
Total mall revenues	62	41	23	5	67
Mall operating expenses:
Common area maintenance	4	1	3	1	6
Marketing and other direct operating expenses	3	2	1	1	—
Mall operating expenses	7	3	4	2	6
Property taxes(2)	1	—	—	—	2
Mall-related expenses(3)	$8	$3	$4	$2	$8
For the three months ended June 30, 2025
Mall revenues:
Minimum rents(1)	$48	$29	$13	$2	$48
Overage rents	5	5	2	2	6
CAM, levies and direct recoveries	9	3	6	1	8
Total mall revenues	62	37	21	5	62
Mall operating expenses:
Common area maintenance	3	2	2	1	6
Marketing and other direct operating expenses	3	2	2	1	—
Mall operating expenses	6	4	4	2	6
Property taxes(2)	1	—	—	—	2
Mall-related expenses(3)	$7	$4	$4	$2	$8
For the six months ended June 30, 2026
Mall revenues:
Minimum rents(1)	$97	$59	$28	$5	$102
Overage rents	14	16	8	1	19
CAM, levies and direct recoveries	17	6	12	3	15
Total mall revenues	128	81	48	9	136
Mall operating expenses:
Common area maintenance	8	3	5	2	12
Marketing and other direct operating expenses	8	4	2	2	1
Mall operating expenses	16	7	7	4	13
Property taxes(2)	1	—	—	—	3
Mall-related expenses(3)	$17	$7	$7	$4	$16

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the six months ended June 30, 2025
Mall revenues:
Minimum rents(1)	$96	$58	$27	$5	$94
Overage rents	8	12	4	2	14
CAM, levies and direct recoveries	17	6	11	3	16
Total mall revenues	121	76	42	10	124
Mall operating expenses:
Common area maintenance	7	3	4	2	12
Marketing and other direct operating expenses	6	4	3	2	1
Mall operating expenses	13	7	7	4	13
Property taxes(2)	1	—	—	—	3
Mall-related expenses(3)	$14	$7	$7	$4	$16
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
Macao
As part of the gaming concession entered into by VML and the Macao government (the “Concession”), VML has committed to invest, or cause to be invested, at least 35.84 billion patacas (approximately $4.44 billion at exchange rates in effect on June 30, 2026). Of this total, 33.39 billion patacas (approximately $4.13 billion at exchange rates in effect on June 30, 2026) must be invested in non-gaming projects. These investments must be accomplished by December 2032.
The Macao government conducts annual audits to verify qualified concession investments for the prior year. For the years ended December 31, 2024 and 2023, approximately 5.80 billion patacas (approximately $718 million at exchange rates in effect on June 30, 2026) was confirmed as qualified spend under the Concession. For the year ended December 31, 2025, we spent approximately 2.52 billion patacas (approximately $312 million at exchange rates in effect on June 30, 2026); however, as of the date of this filing, the audit process for the 2025 investments is in progress and the ultimate amount confirmed as qualified spend under the Concession may differ from the amount reported above based on the results of the audit.

Singapore
In April 2019, MBS and the STB entered into a development agreement (the “Second Development Agreement”) pursuant to which MBS has agreed to construct a development (the “MBS Expansion Project”) on a land parcel adjacent to Marina Bay Sands. The MBS Expansion Project will include a hotel tower with luxury rooms and suites, a rooftop attraction, premium gaming areas, convention and meeting facilities and a state-of-the-art live entertainment arena with approximately 15,000 seats.
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
Construction works for the MBS Expansion project commenced in May 2025 and, pursuant to the Second Supplemental Agreement, MBS has agreed with the Singapore government to complete construction by July 8, 2029. While our current estimate is that construction will be complete by June 2030 with an anticipated opening date in January 2031, any extension of the completion date beyond the July 8, 2029 deadline is subject to the approval of the Singapore government.
Our estimated total project cost is approximately $8.0 billion, inclusive of financing fees and interest, and land premiums. We have incurred approximately $3.0 billion as of June 30, 2026, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS development project site and the payments of 1.13 billion Singapore dollars (“SGD”) (made in April 2025) and SGD 173 million (made in March 2026) (approximately $848 million and $137 million, respectively, at exchange rates in effect at the time of the payment) for the Additional Gaming Area and Additional Gross Floor Area, respectively.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months Ended June 30,
	2026	2025

	(In millions)
Net cash generated from operating activities	$1,413	$704
Cash flows from investing activities:
Capital expenditures	(526)	(665)
Proceeds from disposal of property and equipment	6	—
Acquisition of intangible assets and other	(3)	(75)
Proceeds from loan receivable	1,264	—
Other	19	—
Net cash generated from (used in) investing activities	760	(740)
Cash flows from financing activities:
Proceeds from exercise of stock options	4	—
Tax withholding on vesting of equity awards	(6)	(2)
Repurchase of common stock	(1,541)	(1,216)
Dividends paid and noncontrolling interest payments	(530)	(425)
Proceeds from debt	1,991	6,781
Repayments of debt	(2,477)	(4,856)
Payments of financing costs	(9)	(201)
Settled contracts for purchase of noncontrolling interest	—	(137)
Unsettled contracts for purchase of noncontrolling interest	—	(100)
Other	(55)	(24)
Net cash used in financing activities	$(2,623)	$(180)

Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis and to a lesser extent as a trade receivable. Operating cash flows are generally affected by changes in operating income, accounts receivable, gaming related liabilities and interest payments. Cash flows from operating activities for the six months ended June 30, 2026, increased $709 million compared to the six months ended June 30, 2025. The increase in cash generated from operations was primarily due to our Singapore operations generating increased operating income and the $848 million payment for MBS’ purchase of the Additional Gaming Area that occurred in 2025. The increase was partially offset by a decrease in operating income from our Macao operations, the $137 million payment for MBS’ Additional Gross Floor Area in March 2026 and a decrease in cash related to changes in working capital, primarily from accounts receivable, accruals for gaming taxes and patron-related liabilities.
Cash Flows — Investing Activities
Capital expenditures for the six months ended June 30, 2026, totaled $526 million. Included in this amount were construction, development and maintenance related costs of $317 million at Marina Bay Sands in Singapore and $175 million in Macao, which consisted of $104 million for The Venetian Macao, $39 million for The Londoner Macao and $32 million for the other Macao properties, and $34 million for corporate and other costs. Additionally, in May 2026, we received $1.26 billion in proceeds from the early repayment of the seller financing loan related to the sale of our Las Vegas real property and operations.
Capital expenditures for the six months ended June 30, 2025, totaled $665 million. Included in this amount were construction, development and maintenance related costs of $335 million in Macao, which consisted of $229 million for The Londoner Macao, primarily due to the Londoner Grand, $86 million for The Venetian Macao and $20 million for the other Macao properties and $304 million at Marina Bay Sands in Singapore, primarily due to the room renovations being completed across the property, and $26 million for corporate and other costs. Additionally, in March 2025, we paid approximately $75 million to the Singapore Gambling Regulatory Authority as part of the process to renew our gaming license at Marina Bay Sands, which gaming license now expires in April 2028.
Cash Flows — Financing Activities
Net cash flows used in financing activities were $2.62 billion for the six months ended June 30, 2026. We utilized $1.54 billion for common stock repurchases (inclusive of payments for excise tax), $530 million for dividend and noncontrolling interest payments and net repayments of debt of $486 million primarily related to repayments on the 2024 SCL Revolving Facility, partially offset by proceeds from the 2025 Singapore Delayed Draw Term Loan Facility. Additionally, we paid $55 million in other financial liability payments.
Net cash flows used in financing activities were $180 million for the six months ended June 30, 2025. We utilized $1.22 billion for common stock repurchases, $425 million for dividend and noncontrolling interest payments and $201 million for deferred offering costs for the refinancing of the LVSC senior notes due June 2025 and the 2025 Singapore Credit Facility, and the draw down on the 2024 SCL Term Loan Facility. Additionally, there were net proceeds of debt of $1.93 billion, primarily related to net proceeds received from the issuance of the LVSC senior notes in May 2025 and the 2025 Singapore Credit Facility. Lastly, we paid $24 million in other financial liability payments.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments and operating cash flows.
In January 2026, we drew down 6.20 billion Hong Kong dollars (“HKD,” approximately $797 million at exchange rates in effect at the time of the transaction) under the 2024 SCL Revolving Facility, the proceeds from which, together with cash on hand, were used to redeem the outstanding principal amount of the $800 million 3.800% SCL Senior Notes due January 8, 2026 and any accrued interest.
In April and June 2026, we paid an aggregate of HKD 4.80 billion (approximately $613 million at exchange rates in effect at the time of the payments) toward the outstanding balance under the 2024 SCL Revolving Facility.
In April 2026, we drew down SGD 250 million (approximately $196 million at exchange rates in effect at the time of the transaction) from the 2025 Singapore Delayed Draw Term Loan Facility for construction purposes and for the payment due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the Additional Gross Floor Area.
In May 2026, in an underwritten public offering, we issued two series of senior unsecured notes in an aggregate principal amount of $1.0 billion (see “Part I — Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Debt”). In June 2026, the net proceeds from the offering, together with cash on hand, were used to redeem in full the outstanding principal under the $1.0 billion 3.500% LVSC Senior Notes due August 18, 2026 and any accrued interest, and to pay transaction-related fees and expenses.
Our U.S., SCL and Singapore credit facilities contain various financial covenants, which include maintaining a maximum leverage ratio, as defined per the respective facility agreements. As of June 30, 2026, our U.S., SCL and Singapore leverage ratios, as defined per the respective credit facility agreements, were 1.53x, 3.18x and 1.42x, respectively, compared to the maximum leverage ratios allowed of 4.00x, 4.00x and 4.50x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
We held unrestricted cash and cash equivalents of $3.38 billion and restricted cash of $125 million as of June 30, 2026, of which approximately $1.37 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.37 billion, approximately $1.16 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to levels of earnings, cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, laws and regulations currently applicable to our subsidiaries and restrictions in connection with their contractual arrangements. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
We believe we have a strong balance sheet and sufficient liquidity in place, including unrestricted cash and cash equivalents of $3.38 billion and cash flow generated from operations, as well as $4.26 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit.
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
Dividends
In February and May 2026, we paid a quarterly dividend of $0.30 per common share as part of a regular cash dividend program and, for the six months ended June 30, 2026, we recorded $400 million as a distribution against retained earnings.
In July 2026, our Board of Directors declared a quarterly dividend of $0.30 per common share (a total estimated to be approximately $194 million) to be paid on August 12, 2026, to stockholders of record on August 4, 2026. We expect this level of dividend to continue quarterly through the remainder of 2026. Our Board of Directors will continue to assess the level of appropriateness of any cash dividends.
In June 2026, SCL paid a dividend of HKD 0.50 per share to SCL shareholders (a total of $517 million, of which we retained $387 million during the six months ended June 30, 2026).
Share Repurchase Program
During the six months ended June 30, 2026, we repurchased 28 million shares of our common stock for $1.54 billion (including $15 million in excise tax) under our current program. As of June 30, 2026, the remaining amount authorized under the share repurchase program was $29 million. In July 2026, our Board of Directors authorized increasing the remaining share repurchase amount to $6.0 billion and extending the share repurchase program’s expiration date to July 21, 2029. All share repurchases of our common stock have been recorded as treasury stock.
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

Aggregate Indebtedness and Other Contractual Obligations

As of June 30, 2026, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025, with the exception of the new LVSC senior notes, the draw down on the 2025 Singapore Delayed Draw Term Loan Facility and the 2024 SCL Revolving Facility and the associated interest payments and, the extinguishment of the LVSC Senior Notes due August 2026 and the repayments on the 2024 SCL Revolving Facility.

	Payments Due by Period
	2026(1)	2027 - 2028	2029 - 2030	Thereafter	Total

	(In millions)
Debt Obligations
LVSC Senior Notes(2)	$—	$—	$—	$1,000	$1,000
2024 SCL Revolving Facility(2)	—	—	179	—	179
2025 Singapore Delayed Draw Term Loan Facility(2)	—	—	17	1,101	1,118
Fixed interest payments	28	110	110	83	331
Variable interest payments(3)	18	73	61	24	176
Total	$46	$183	$367	$2,208	$2,804
_______________________
(1)Represents the six-month period ending December 31, 2026.
(2)See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Debt” for further details on this financing transaction.
(3)Based on the 1-month rate as of June 30, 2026, Hong Kong Interbank Offer Rate (“HIBOR”) of 2.94% and Singapore Overnight Rate Average (“SORA”) of 1.19%, plus the applicable interest rate spread in accordance with the respective debt agreements.
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
As of June 30, 2026, the estimated fair value of our debt was approximately $15.17 billion, compared to its contractual value of $15.25 billion. The estimated fair value of our debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our debt to change by $261 million. A hypothetical 100 basis point change in HIBOR and SORA would cause our annual interest cost on our debt to change by approximately $57 million.
Foreign currency transaction losses were $4 million for the six months ended June 30, 2026, primarily due to U.S. dollar denominated debt issued by SCL. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of June 30, 2026, a hypothetical 10% adverse change in the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $21 million, and a hypothetical 1% adverse change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $4 million (net of the impact from the foreign currency swap agreements and forward contracts). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations, thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of June 30, 2026, and have concluded they are effective at the reasonable assurance level.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made each month by the Company of its common stock during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
April 1, 2026 — April 30, 2026	3,700,889	$53.89	3,700,889	$617
May 1, 2026 — May 31, 2026	10,502,071	$52.24	10,502,071	$69
June 1, 2026 — June 30, 2026	831,496	$47.30	831,496	$29
Total	15,034,456		15,034,456
__________________________
(1)Calculated excluding commissions and excise tax.
(2)In October 2025, our Board of Directors authorized increasing the remaining share repurchase amount of the share repurchase program from $645 million to $2.0 billion and extending its expiration date from November 3, 2026 to November 3, 2027. In July 2026, our Board of Directors authorized increasing the remaining share repurchase amount of the share repurchase program to $6.0 billion and extending its expiration date from November 3, 2027 to July 21, 2029.
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
ITEM 5 — OTHER INFORMATION
During the quarter ended June 30, 2026, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

ITEM 6 — EXHIBITS
List of Exhibits

Exhibit No.	Description of Document
4.1
Indenture, dated as of July 31, 2019, between Las Vegas Sands Corp. and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Las Vegas Sands Corp.’s Current Report on Form 8-K (File No. 001-32373) filed on July 31, 2019).

4.2
Tenth Supplemental Indenture, dated as of May 13, 2026, between Las Vegas Sands Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 5.300% Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on May 13, 2026).

4.3
Eleventh Supplemental Indenture, dated as of May 13, 2026, between Las Vegas Sands Corp. and U.S. Bank Trust Company, National Association, as trustee, relating to the 5.650% Notes due 2033 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on May 13, 2026).

4.4
Form of Las Vegas Sands Corp.’s 5.300% Notes due 2031 (included in Exhibit 4.2 hereto) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on May 13, 2026).

4.5
Form of Las Vegas Sands Corp.’s 5.650% Notes due 2033 (included in Exhibit 4.3 hereto) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-32373) filed on May 13, 2026).

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

July 24, 2026	By:	/S/ PATRICK DUMONT
Patrick Dumont Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

July 24, 2026	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)