Form 10-Q
period 2026-09-30
LAS VEGAS SANDS CORP
filed 2026-10-23
CIK 1300514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2026
Common Stock ($0.001 par value)	626,990,133 shares

LAS VEGAS SANDS CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025

	(In millions, except par value) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,858	$3,841
Accounts receivable, net of provision for credit losses of $249 and $225	664	742
Inventories	49	46
Prepaid expenses and other	248	203
Total current assets	3,819	4,832
Loan receivable	—	1,264
Property and equipment, net	11,477	11,673
Restricted cash and cash equivalents	125	125
Deferred income taxes, net	148	160
Leasehold interests in land, net	2,995	2,907
Goodwill and intangible assets, net	513	573
Other assets, net	341	386
Total assets	$19,418	$21,920
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$146	$190
Construction payables	191	160
Other accrued liabilities	2,395	2,359
Income taxes payable	323	385
Current maturities of debt	1,566	1,128
Total current liabilities	4,621	4,222
Other long-term liabilities	877	934
Deferred income taxes	157	174
Debt	13,878	14,656
Total liabilities	19,533	19,986
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.001 par value, 50 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,000 shares authorized, 842 and 840 shares issued, 627 and 675 shares outstanding	1	1
Treasury stock, at cost, 215 and 165 shares	(11,530)	(9,028)
Capital in excess of par value	6,114	6,159
Accumulated other comprehensive income	61	71
Retained earnings	5,010	4,387
Total Las Vegas Sands Corp. stockholders’ equity (deficit)	(344)	1,590
Noncontrolling interests	229	344
Total equity (deficit)	(115)	1,934
Total liabilities and equity	$19,418	$21,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions, except per share data) (Unaudited)
Revenues:
Casino	$2,370	$2,506	$7,450	$7,048
Rooms	376	374	1,112	1,043
Food and beverage	176	165	520	453
Mall	202	199	604	572
Convention, retail and other	92	87	269	252
Net revenues	3,216	3,331	9,955	9,368
Operating expenses:
Casino	1,408	1,353	4,262	3,752
Rooms	94	89	280	257
Food and beverage	151	144	445	400
Mall	25	25	72	69
Convention, retail and other	71	61	200	177
Provision for credit losses	21	18	86	39
General and administrative	333	308	966	873
Corporate	88	78	245	220
Pre-opening	5	7	14	20
Development	37	72	121	210
Depreciation and amortization	340	368	1,047	1,101
Amortization of leasehold interests in land	21	21	63	56
Loss on disposal or impairment of assets	4	68	14	83
	2,598	2,612	7,815	7,257
Operating income	618	719	2,140	2,111
Other income (expense):
Interest income	23	39	89	123
Interest expense, net of amounts capitalized	(186)	(187)	(563)	(555)
Other income (expense)	(1)	11	(3)	(12)
Loss on modification or early retirement of debt	—	—	—	(5)
Income before income taxes	454	582	1,663	1,662
Income tax expense	(102)	(91)	(297)	(244)
Net income	352	491	1,366	1,418
Net income attributable to noncontrolling interests	(48)	(72)	(149)	(186)
Net income attributable to Las Vegas Sands Corp.	$304	$419	$1,217	$1,232
Earnings per share:
Basic	$0.48	$0.61	$1.86	$1.77
Diluted	$0.48	$0.61	$1.86	$1.77
Weighted average shares outstanding:
Basic	639	682	654	696
Diluted	640	685	655	698
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions) (Unaudited)
Net income	$352	$491	$1,366	$1,418
Currency translation adjustment	23	(14)	(5)	115
Foreign currency hedge adjustments	(18)	74	(4)	(11)
Total comprehensive income	357	551	1,357	1,522
Comprehensive income attributable to noncontrolling interests	(49)	(87)	(150)	(183)
Comprehensive income attributable to Las Vegas Sands Corp.	$308	$464	$1,207	$1,339
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at June 30, 2026	$1	$(10,570)	$6,193	$57	$4,900	$316	$897
Net income	—	—	—	—	304	48	352
Currency translation adjustment	—	—	—	22	—	1	23
Foreign currency hedge adjustments	—	—	—	(18)	—	—	(18)
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	15	—	—	—	15
Tax withholding on vesting of equity awards	—	—	(1)	—	—	—	(1)
Repurchase of common stock	—	(960)	—	—	—	—	(960)
Purchase of noncontrolling interest, including settlement of contracts	—	—	(94)	—	—	(8)	(102)
Dividends declared ($0.30 per share) and noncontrolling interest payments	—	—	—	—	(194)	(128)	(322)
Balance at September 30, 2026	$1	$(11,530)	$6,114	$61	$5,010	$229	$(115)

Balance at January 1, 2026	$1	$(9,028)	$6,159	$71	$4,387	$344	$1,934
Net income	—	—	—	—	1,217	149	1,366
Currency translation adjustment	—	—	—	(2)	—	(3)	(5)
Foreign currency hedge adjustments	—	—	—	(8)	—	4	(4)
Exercise of stock options	—	—	5	—	—	—	5
Stock-based compensation	—	—	51	—	—	1	52
Tax withholding on vesting of equity awards	—	—	(7)	—	—	—	(7)
Repurchase of common stock	—	(2,502)	—	—	—	—	(2,502)
Purchase of noncontrolling interest, including settlement of contracts	—	—	(94)	—	—	(8)	(102)
Dividends declared ($0.90 per share) and noncontrolling interest payments	—	—	—	—	(594)	(258)	(852)
Balance at September 30, 2026	$1	$(11,530)	$6,114	$61	$5,010	$229	$(115)

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

	Las Vegas Sands Corp. Stockholders’ Equity
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total

	(In millions) (Unaudited)
Balance at June 30, 2025	$1	$(8,021)	$6,093	$4	$3,914	$291	$2,282
Net income	—	—	—	—	419	72	491
Currency translation adjustment	—	—	—	(16)	—	2	(14)
Foreign currency hedge adjustments	—	—	—	61	—	13	74
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	15	—	—	—	15
Repurchase of common stock	—	(505)	—	—	—	—	(505)
Purchase of noncontrolling interest, including settlement of contracts	—	—	(264)	—	—	(15)	(279)
Unsettled contract for purchase of noncontrolling interest	—	—	41	—	—	—	41
Dividends declared ($0.25 per share) and noncontrolling interest payments	—	—	—	—	(172)	(67)	(239)
Balance at September 30, 2025	$1	$(8,526)	$5,886	$49	$4,161	$296	$1,867

Balance at January 1, 2025	$1	$(6,759)	$6,245	$(58)	$3,455	$276	$3,160
Net income	—	—	—	—	1,232	186	1,418
Currency translation adjustment	—	—	—	116	—	(1)	115
Foreign currency hedge adjustments	—	—	—	(9)	—	(2)	(11)
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	39	—	—	1	40
Tax withholding on vesting of equity awards	—	—	(2)	—	—	—	(2)
Repurchase of common stock	—	(1,767)	—	—	—	—	(1,767)
Purchase of noncontrolling interest, including settlement of contracts	—	—	(390)	—	—	(26)	(416)
Unsettled contract for purchase of noncontrolling interest	—	—	(59)	—	—	—	(59)
Capped call option contract	—	—	52	—	—	—	52
Dividends declared ($0.75 per share) and noncontrolling interest payments	—	—	—	—	(526)	(138)	(664)
Balance at September 30, 2025	$1	$(8,526)	$5,886	$49	$4,161	$296	$1,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025

	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$1,366	$1,418
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	1,047	1,101
Amortization of leasehold interests in land	63	56
Amortization of deferred financing costs and original issue discount	46	43
Paid-in-kind interest income	(1)	(1)
Loss on modification or early retirement of debt	—	5
Loss on disposal or impairment of assets	8	74
Stock-based compensation expense	51	39
Provision for credit losses	86	39
Foreign exchange loss	3	19
Deferred income taxes	7	(56)
Changes in operating assets and liabilities:
Accounts receivable	(9)	(155)
Other assets	(38)	(26)
Leasehold interests in land	(137)	(848)
Accounts payable	(45)	1
Other liabilities	(164)	110
Net cash generated from operating activities	2,283	1,819
Cash flows from investing activities:
Capital expenditures	(807)	(894)
Proceeds from disposal of property and equipment	6	7
Acquisition of intangible assets and other	(5)	(75)
Proceeds from loan receivable	1,264	—
Other	29	11
Net cash generated from (used in) investing activities	487	(951)
Cash flows from financing activities:
Proceeds from exercise of stock options	5	1
Tax withholding on vesting of equity awards	(7)	(2)
Repurchase of common stock	(2,491)	(1,716)
Dividends paid and noncontrolling interest payments	(723)	(664)
Proceeds from debt	2,153	6,781
Repayments of debt	(2,507)	(4,887)
Payments of financing costs	(9)	(201)
Purchase of noncontrolling interest, including settled contracts	(102)	(416)
Unsettled contracts for purchase of noncontrolling interest	—	(59)
Other	(61)	(29)
Net cash used in financing activities	(3,742)	(1,192)
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	(11)	27
Decrease in cash, cash equivalents and restricted cash and cash equivalents	(983)	(297)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	3,966	3,775
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$2,983	$3,478

Supplemental disclosure of cash flow information
Cash payments for interest, net of amounts capitalized	$532	$567
Cash payments for taxes, net of refunds	$362	$232
Change in construction-related payables	$40	$(83)
Excise tax accrued on repurchase of common stock	$24	$17
Change in dividends payable included in other accrued liabilities	$129	$1
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
Development Projects
Macao
The Company operates gaming areas within the Macao Special Administrative Region (“Macao”), pursuant to a 10-year concession agreement (the “Concession”), which expires on December 31, 2032. As part of the Concession entered into by Venetian Macau Limited (“VML,” a subsidiary of Sands China Ltd. (“SCL”), a majority-owned subsidiary of the Company) and the Macao government, VML has committed to invest, or cause to be invested, at least 35.84 billion patacas (approximately $4.43 billion at exchange rates in effect on September 30, 2026). Of this total, 33.39 billion patacas (approximately $4.13 billion at exchange rates in effect on September 30, 2026) must be invested in non-gaming projects. These investments must be accomplished by December 2032.
The Macao government conducts annual audits to verify qualified concession investments for the prior year. For the years ended December 31, 2024 and 2023, approximately 5.80 billion patacas (approximately $717 million at exchange rates in effect on September 30, 2026) was confirmed as qualified spend under the Concession. For the year ended December 31, 2025, the Company spent approximately 2.52 billion patacas (approximately $312 million at exchange rates in effect on September 30, 2026); however, as of the date of this filing, the audit process for the 2025 investments is in progress and the ultimate amount confirmed as qualified spend under the Concession may differ from the amount reported above based on the results of the audit.
On October 23, 2026, VML entered into a limited partnership agreement to participate as a limited partner in the Macao SAR Government Guidance Fund No. 2, Limited Partnership Fund (the “GG Fund”), which was established to support Macao’s economic diversification. The general partner and management entity are entities ultimately owned and controlled by the Macao government.
Amounts contributed to the GG Fund will be credited toward VML’s non-gaming investment commitments under the Concession. Accordingly, the GG Fund commitment replaces other projects and spend anticipated within VML’s previously approved 33.39 billion patacas (approximately $4.13 billion at exchange rates in effect on September 30, 2026) non-gaming investment commitment under the Concession.
Pursuant to the limited partnership agreement and other related documentation relating to VML’s participation, VML has committed to contribute approximately 2.30 billion patacas (approximately $285 million at exchange rates in effect on September 30, 2026) to the GG Fund.
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
The Company’s estimated total project cost is approximately $8.0 billion, inclusive of financing fees and interest, and land premiums. The Company has incurred approximately $3.1 billion as of September 30, 2026, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS development project site and the payments of 1.13 billion Singapore dollars (“SGD”) (made in April 2025) and SGD 173 million (made in March 2026) (approximately $848 million and $137 million, respectively, at exchange rates in effect at the time of the payment) for the Additional Gaming Area and Additional Gross Floor Area, respectively.
Loan Receivable
In May 2026, the Company received $1.26 billion of proceeds from the early repayment in full of the seller financing loan related to the sale of the Company’s Las Vegas real property and operations. Interest income recognized on the loan was $20 million for the nine months ended September 30, 2026.
Note 2 — Accounts Receivable, Net and Customer Contract Related Liabilities
Accounts Receivable and Provision for Credit Losses
Accounts receivable consisted of the following:

	September 30, 2026	December 31, 2025

	(In millions)
Casino	$799	$828
Rooms	19	22
Mall	53	80
Other	42	37
	913	967
Less — provision for credit losses	(249)	(225)
	$664	$742
The following table shows the movement in the provision for credit losses recognized for accounts receivable:

	2026	2025

	(In millions)
Balance at January 1	$225	$186
Current period provision for credit losses	86	39
Write-offs	(62)	(36)
Exchange rate impact	—	5
Balance at September 30	$249	$194

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
The following table summarizes the liability activity related to contracts with customers:

	Outstanding Chip Liability		Loyalty Program Liability		Customer Deposits and Other Deferred Revenue(1)
	2026	2025	2026	2025	2026	2025

	(In millions)
Balance at January 1	$181	$112	$39	$38	$930	$763
Balance at September 30	156	137	40	36	981	819
Increase (decrease)	$(25)	$25	$1	$(2)	$51	$56
____________________
(1)Of this amount, $176 million and $172 million as of September 30 and January 1, 2026, respectively, and $173 million and $175 million as of September 30 and January 1, 2025, respectively, related to mall deposits that are accounted for based on lease terms usually greater than one year.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 3 — Debt
Debt consisted of the following:

	Stated Interest Rate(1)	September 30, 2026	December 31, 2025

		(In millions)
Corporate and U.S. Related:
LVSC Senior Notes
Notes due August 2026	3.500%	$—	$1,000
Notes due June 2027	5.900%	750	750
Notes due June 2028	5.625%	1,000	1,000
Notes due August 2029	6.000%	500	500
Notes due August 2029	3.900%	750	750
Notes due June 2030	6.000%	500	500
Notes due May 2031	5.300%	500	—
Notes due May 2033	5.650%	500	—
Notes due August 2034	6.200%	500	500
Finance leases		125	121
Macao Related:
SCL Senior Notes
Notes due January 2026	3.800%	—	800
Notes due March 2027	2.300%	700	700
Notes due August 2028	5.400%	1,900	1,900
Notes due March 2029	2.850%	650	650
Notes due June 2030	4.375%	700	700
Notes due August 2031	3.250%	600	600
2024 SCL Revolving Facility	5.355%	178	—
2024 SCL Term Loan Facility	4.550%	1,564	1,614
Finance leases		22	35
Singapore Related:
2025 Singapore Term Loan Facility	2.423%	2,846	2,875
2025 Singapore Delayed Draw Term Loan Facility	2.423%	1,294	931
Finance leases		—	1
Total		15,579	15,927
Unamortized debt discount and issuance costs(2)		(135)	(143)
Total carrying amount of debt		15,444	15,784
Less — current maturities		(1,566)	(1,128)
Total debt		$13,878	$14,656
____________________
(1)The stated interest rate represents the coupon rate for each of the senior notes. For floating-rate debt, interest rates are the rates in effect as of September 30, 2026; these rates are not necessarily an indication of future interest rates. The effective interest rate for each issuance of debt approximates the stated interest rate.
(2)Unamortized deferred financing costs of $119 million and $146 million as of September 30, 2026 and December 31, 2025, respectively, related to the Company’s revolving credit facilities and the undrawn portion of the 2025 Singapore Delayed Draw Term Loan Facility are included in “Other assets, net” and “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
LVSC Senior Notes
In May 2026, in an underwritten public offering, LVSC issued two series of senior unsecured notes in an aggregate principal amount of $1.0 billion, consisting of $500 million of 5.300% Senior Notes due May 15, 2031, and $500 million of 5.650% Senior Notes due May 18, 2033. Interest on the LVSC senior notes is payable semi-annually in arrears.
The net proceeds from the offering, together with cash on hand, were used in June 2026 to redeem in full the outstanding principal amount of the $1.0 billion 3.500% LVSC Senior Notes due August 18, 2026, and any accrued interest, and to pay transaction-related fees and expenses.
2024 LVSC Revolving Facility
As of September 30, 2026, the Company had $1.50 billion of available borrowing capacity under the 2024 LVSC Revolving Facility, net of outstanding letters of credit.
2024 SCL Credit Facility
During the nine months ended September 30, 2026, the Company drew down 6.20 billion Hong Kong dollars (“HKD”) (approximately $797 million at exchange rates in effect at the time of the transaction) under the 2024 SCL Revolving Facility, the proceeds from which, together with cash on hand, were used to redeem the outstanding principal amount of the $800 million 3.800% SCL Senior Notes due January 8, 2026, and any accrued interest.
Additionally, during the nine months ended September 30, 2026, the Company paid HKD 4.80 billion (approximately $613 million at exchange rates in effect at the time of the payments) toward the outstanding balance under the 2024 SCL Revolving Facility.
As of September 30, 2026, the Company had HKD 18.10 billion (approximately $2.31 billion at exchange rates in effect on September 30, 2026) of available borrowing capacity under the 2024 SCL Revolving Facility.
2025 Singapore Credit Facility
As of September 30, 2026, MBS had SGD 589 million (approximately $461 million at exchange rates in effect on September 30, 2026) of available borrowing capacity under the 2025 Singapore Revolving Facility, net of outstanding letters of credit of SGD 161 million (approximately $126 million at exchange rates in effect on September 30, 2026).
During the nine months ended September 30, 2026, MBS drew down SGD 458 million (approximately $358 million at exchange rates in effect at the time of the transactions) from the 2025 Singapore Delayed Draw Term Loan Facility. As of September 30, 2026, SGD 5.85 billion (approximately $4.57 billion at exchange rates in effect on September 30, 2026) remained available to be drawn under the 2025 Singapore Delayed Draw Term Loan Facility.
Debt Covenant Compliance
The senior notes and LVSC, SCL and Singapore credit facilities generally contain various covenants, including covenants which pertain to leverage ratios and interest coverage ratios. As of September 30, 2026, management believes the Company was in compliance with all debt covenants.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Cash Flows from Financing Activities
Cash flows from financing activities related to debt and finance lease obligations are as follows:

	Nine Months Ended September 30,
	2026	2025

	(In millions)
Proceeds from LVSC Senior Notes	$998	$1,499
Proceeds from 2024 SCL Revolving Facility	797	—
Proceeds from 2025 Singapore Credit Facility	358	3,645
Proceeds from 2024 SCL Term Loan Facility	—	1,637
	$2,153	$6,781

Repayments on LVSC Senior Notes	$(1,000)	$(500)
Repayments on SCL Senior Notes	(800)	(1,625)
Repayments on 2024 SCL Revolving Facility	(613)	—
Repayments on 2025 Singapore Credit Facility	(44)	(29)
Repayments on 2024 SCL Term Loan Facility	(37)	(12)
Repayments on 2012 Singapore Credit Facility	—	(2,708)
Repayments on finance leases	(13)	(13)
	$(2,507)	$(4,887)
Note 4 — Derivative Instruments
During the year ended December 31, 2024, the Company executed HKD/USD swaps, designated as hedges of portions of the cash flows related to the SCL senior notes due 2027 through 2031 (the “SCL Swaps”). As of September 30, 2026, the SCL Swaps had a total notional value of $3.41 billion and expire in line with the maturity dates of the related hedged cash flows.
During the year ended December 31, 2025, the Company executed SGD/USD swaps, designated as hedges of the Company’s net investment in MBS (the “MBS Net Investment Hedges”), and HKD/USD forwards, designated as hedges of the Company’s net investment in SCL (the “SCL Net Investment Hedges,” and together with the MBS Net Investment Hedges, the “Net Investment Hedges”). During the nine months ended September 30, 2026, all remaining SCL Net Investment Hedges expired.
As of September 30, 2026, the MBS Net Investment Hedges had a total notional value of $1.80 billion and expire on various dates beginning March 2028 through December 2030.
During the nine months ended September 30, 2026, the Company executed additional HKD/USD forwards, designated as hedges of portions of the cash flows related to the SCL senior notes due 2028 through 2031 (the “SCL Forwards”). As of September 30, 2026, the SCL Forwards had a total notional value of $527 million and expire in line with the maturity dates of the related hedged cash flows.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table presents the net changes in AOCI associated with each period’s hedging activities, net of tax:

	Three Months Ended September 30,
	2026		2025
	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Net Investment Hedges

	(In millions)
Net gain (loss) from hedge adjustments recognized in AOCI as of July 1	$(34)	$15	$(86)	$(31)
Hedge adjustments recognized during the current period	8	(22)	16	24
Net (gain) loss reclassified from AOCI into earnings	(4)	—	34	—
Net loss from hedge adjustments recognized in AOCI as of September 30	$(30)	$(7)	$(36)	$(7)

	Nine Months Ended September 30,
	2026		2025
	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Net Investment Hedges

	(In millions)
Net gain (loss) from hedge adjustments recognized in AOCI as of January 1	$(48)	$15	$(32)	$—
Hedge adjustments recognized during the current period	52	(22)	8	(7)
Net gain reclassified from AOCI into earnings	(34)	—	(12)	—
Net loss from hedge adjustments recognized in AOCI as of September 30	$(30)	$(7)	$(36)	$(7)
As of September 30, 2026, approximately $31 million of the net loss deferred in AOCI related to the cash flow hedges is expected to be reclassified from AOCI into “Other income (expense)” over the 12-month period ending September 30, 2027. The actual amounts that will be reclassified over the next twelve months may vary from this amount as a result of changes in market conditions.
The cash flow impact is included in operating activities for the SCL Swaps and SCL Forwards, and in investing activities for the Net Investment Hedges in the accompanying condensed consolidated statements of cash flows.
Note 5 — Equity and Earnings Per Share
Common Stock
Dividends
In October 2026, the Company’s Board of Directors declared a quarterly dividend of $0.30 per common share (a total estimated to be approximately $188 million) to be paid on November 10, 2026, to stockholders of record on November 2, 2026.
Share Repurchases
The following table presents information about our repurchases of common stock:

	Nine Months Ended September 30,
	2026	2025

	(Dollars in millions)
Total number of shares repurchased	49,062,032	39,487,824
Total cost of shares repurchased	$2,502	$1,767
Commissions and excise tax included in total cost	$25	$18

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
In July 2026, the Company’s Board of Directors authorized increasing the remaining share repurchase amount to $6.0 billion and extending the share repurchase program’s expiration date to July 21, 2029. As of September 30, 2026, the remaining amount authorized under the share repurchase program was $5.06 billion.
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
Earnings Per Share
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	639	682	654	696
Potential dilution from stock options and restricted stock and stock units	1	3	1	2
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	640	685	655	698
Antidilutive stock options and restricted stock and stock units excluded from the calculation of diluted earnings per share	4	4	3	8
Diluted earnings per share is calculated using the treasury stock method.
Noncontrolling Interests
Dividends
In June 2026, SCL paid a dividend of HKD 0.50 per share to SCL shareholders and in August 2026, SCL’s Board of Directors declared a dividend of HKD 0.50 per share, which was paid on October 9, 2026 (a total of $1.03 billion, of which $774 million was attributable to the Company during the nine months ended September 30, 2026).
Purchase of Noncontrolling Interest
During September 2026, the Company’s wholly owned subsidiary, Venetian Venture Development Intermediate II (“VVDI II”), entered into a share purchase agreement with a financial institution (the “Agent”) for the purchase of the common stock of SCL (the “SCL VWAP Purchase Agreement”). Pursuant to the terms of the SCL VWAP Purchase Agreement, VVDI II made an up-front payment of HKD 550 million (approximately $70 million at exchange rates in effect at the time of the transaction) to the Agent in September 2026. Once the up-front payment was made, VVDI II had no further obligation to provide any additional consideration for the SCL shares to the Agent.
The SCL VWAP Purchase Agreement allowed for the delivery of shares on a daily basis. The number of shares actually delivered to the Company by the Agent was based on the price paid by the Agent for SCL common stock delivered to the Company during the term of the SCL VWAP Purchase Agreement, subject to the cap amount (as defined in the agreement). The SCL VWAP Purchase Agreement was completed in September 2026 and resulted in the delivery of 45 million shares of SCL common stock to the Company, at an average price per share of HKD 12.31. Pursuant to the SCL VWAP Purchase Agreement, the Company paid the Agent a fee equal to an agreed percentage of the price per share benefit that the Agent was able to realize on SCL shares purchased compared to the volume-weighted average share price of SCL’s common stock.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Additionally, during the three months ended September 30, 2026, the Company purchased common stock of SCL in open market transactions, which resulted in the purchase of 17 million shares of SCL common stock for HKD 243 million (approximately $31 million at exchange rates in effect at the time of the transactions).
The total additional shares purchased related to the above transactions resulted in an increase of the Company’s ownership of SCL to approximately 75.56% as of September 30, 2026.
Transfer from Noncontrolling Interest
The following table summarizes the net income attributable to LVSC and transfers from the noncontrolling interest, which shows the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions)
Net income attributable to LVSC	$304	$419	$1,217	$1,232
Transfer from noncontrolling interest:
Increase in LVSC’s paid-in-capital for purchase of subsidiary shares	8	15	8	26
Changes from net income attributable to LVSC and transfers from noncontrolling interest	$312	$434	$1,225	$1,258
Note 6 — Income Taxes
The Company’s effective income tax rate was 17.9% for the nine months ended September 30, 2026, compared to 14.7% for the nine months ended September 30, 2025. The increased effective income tax rate was primarily due to income tax benefits recognized in 2025 in connection with the impairment recorded during the nine months ended September 30, 2025, related to the Company’s decision to no longer pursue the development of certain digital gaming activities, as well as changes in the Company’s geographic mix of earnings. The effective income tax rate for the nine months ended September 30, 2026, reflects a 17% statutory tax rate on the Company’s Singapore operations, a 21% corporate income tax rate on its domestic operations, and a zero percent tax rate on its Macao gaming operations due to the Company’s income tax exemption in Macao.
The Company entered into a shareholder dividend tax agreement with the Macao government, which provided for a payment at an applicable rate of gross gaming revenue for the tax year 2023 through the tax year 2025 as a substitution for a 12% tax otherwise due from VML’s shareholders on dividend distributions paid from VML’s gaming profits. In January 2026, the Company requested this tax agreement be extended through December 31, 2027. The effective income tax rate for the nine months ended September 30, 2026, anticipates a similar shareholder dividend tax agreement will be entered into for 2026 and 2027; however, there is no assurance such agreement will be granted. Corporate expense included $10 million and $9 million of shareholder dividend tax for the nine months ended September 30, 2026 and 2025, respectively.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 7 — Leases
Lessor
Lease revenue consisted of the following:

	Three Months Ended September 30,
	2026		2025
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$147	$—	$144	$—
Overage rents	30	—	29	—
	$177	$—	$173	$—

	Nine Months Ended September 30,
	2026		2025
	Mall	Other	Mall	Other

	(In millions)
Minimum rents	$438	$1	$424	$1
Overage rents	88	—	69	—
	$526	$1	$493	$1
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

	September 30, 2026
		Hierarchy Level
	Carrying Amount(1)	Level 1	Level 2

	(In millions)
Assets:
Cash equivalents
Cash deposits	$1,362	$1,362
Money market funds	$60	$60
U.S. Treasury Bills	$225	$225
Prepaid expenses and other
SCL Swaps(2)(4)	$1		$1
Other assets, net
SCL Forwards(2)	$4		$4
Liabilities:
Debt(2)(3)	$15,432		$15,164
Other long-term liabilities
SCL Swaps(2)(4)	$16		$16
MBS Net Investment Hedge(2)(5)	$60		$60

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
____________________
(1)The cross-currency swaps, net investment hedges and forward contracts are accounted for at fair value in the accompanying condensed consolidated financial statements. The other items included in this table are not accounted for at fair value.
(2)The estimated fair value is based on recent trades, if available, and indicative pricing from market information (level 2 inputs).
(3)The carrying amount of debt is exclusive of finance leases and represents its contractual value.
(4)This amount excludes the accrued interest portion of the fair value related to the periodic interest payment swaps. This accrual component, amounting to $2 million and $4 million as of September 30, 2026 and December 31, 2025, respectively, was recorded in “Accounts receivable, net” in the accompanying condensed consolidated balance sheets.
(5)This amount excludes the accrued interest portion of the fair value related to the periodic interest payment swaps. This accrual component, amounting to $3 million as of September 30, 2026 and December 31, 2025, was recorded in “Accounts receivable, net” in the accompanying condensed consolidated balance sheets.
(6)The fair value was estimated based on level 2 inputs and reflected the increase in market interest rates since finalizing the terms of the loan receivable at a fixed interest rate on March 2, 2021.
As of September 30, 2026 and December 31, 2025, the amounts of the Company’s other assets and liabilities that were accounted for at fair value were immaterial.
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
Asian American Entertainment Corporation, Limited v. Venetian Macau Limited, et al.
On January 19, 2012, Asian American Entertainment Corporation, Limited (“AAEC” or “Plaintiff”) filed a claim with the Macao First Instance Court against VML, LVS (Nevada) International Holdings, Inc. (“LVS (Nevada)”), Las Vegas Sands, LLC (“LVSLLC”) and Venetian Casino Resort (“VCR”) (collectively, the “Defendants”) for 3.0 billion patacas (approximately $371 million at exchange rates in effect on September 30, 2026), which alleged a breach of agreements entered into between AAEC and LVS (Nevada), LVSLLC and VCR (collectively, the “U.S. Defendants”) for their joint presentation of a bid in response to the public tender held by the Macao government for the award of gaming concessions at the end of 2001. As described below, a judgment in favor of the Defendants became final on March 4, 2026, and the Macao Second Instance Court certified that final judgment on March 13, 2026.

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
Evidence gathering by the Macao First Instance Court commenced by letters rogatory, which was completed on March 14, 2019. On July 15, 2019, AAEC submitted a request to the Macao First Instance Court to increase the amount of its claim to 96.45 billion patacas (approximately $11.93 billion at exchange rates in effect on September 30, 2026), allegedly representing lost profits from 2004 to 2018, and reserving its right to claim for lost profits up to 2022. On September 4, 2019, the Macao First Instance Court allowed AAEC’s amended request. The U.S. Defendants appealed the decision allowing the amended claim on September 17, 2019; the Macao First Instance Court accepted the appeal on September 26, 2019.
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

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s segment information as of September 30, 2026 and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025 is as follows:

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Three Months Ended September 30, 2026
Casino	$507	$514	$178	$163	$92	$—	$1,454	$916	$—	$2,370
Rooms	44	103	33	30	4	—	214	162	—	376
Food and beverage	15	34	14	7	2	—	72	104	—	176
Mall	63	26	5	37	1	—	132	70	—	202
Convention, retail and other	18	8	1	1	—	25	53	39	—	92
Net revenues	647	685	231	238	99	25	1,925	1,291	—	3,216
Intersegment revenues	2	—	—	—	—	13	15	3	74	92
Net revenues before intersegment eliminations	649	685	231	238	99	38	1,940	1,294	74	3,308
Less:
Payroll and related expenses	107	118	50	30	25	13	343	214	—	557
Gaming taxes	245	285	89	94	44	—	757	261	—	1,018
Other expenses(1)	92	104	46	29	16	24	311	229	74	614
Segment expenses	444	507	185	153	85	37	1,411	704	74	2,189

Segment/Consolidated adjusted property EBITDA	$205	$178	$46	$85	$14	$1	$529	$590	$—	$1,119
Other Operating Costs and Expenses
Stock-based compensation(2)										(6)
Corporate										(88)
Pre-opening										(5)
Development										(37)
Depreciation and amortization										(340)
Amortization of leasehold interests in land										(21)
Loss on disposal or impairment of assets										(4)
Operating income										618
Other Non-Operating Costs and Expenses
Interest income										23
Interest expense, net of amounts capitalized										(186)
Other expense										(1)
Income tax expense										(102)
Net income										$352

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Three Months Ended September 30, 2025
Casino	$543	$525	$163	$132	$66	$—	$1,429	$1,077	$—	$2,506
Rooms	52	102	34	28	4	—	220	154	—	374
Food and beverage	16	31	14	7	2	—	70	95	—	165
Mall	64	23	5	38	—	—	130	69	—	199
Convention, retail and other	15	5	2	1	—	26	49	38	—	87
Net revenues	690	686	218	206	72	26	1,898	1,433	—	3,331
Intersegment revenues	2	—	—	—	—	6	8	3	80	91
Net revenues before intersegment eliminations	692	686	218	206	72	32	1,906	1,436	80	3,422
Less:
Payroll and related expenses	107	99	49	26	22	11	314	196	—	510
Gaming taxes	260	280	82	81	31	—	734	280	—	1,014
Other expenses(1)	83	88	34	25	11	16	257	217	80	554
Segment expenses	450	467	165	132	64	27	1,305	693	80	2,078

Segment/Consolidated adjusted property EBITDA	$242	$219	$53	$74	$8	$5	$601	$743	$—	$1,344
Other Operating Costs and Expenses
Stock-based compensation(2)										(11)
Corporate										(78)
Pre-opening										(7)
Development										(72)
Depreciation and amortization										(368)
Amortization of leasehold interests in land										(21)
Loss on disposal or impairment of assets										(68)
Operating income										719
Other Non-Operating Costs and Expenses
Interest income										39
Interest expense, net of amounts capitalized										(187)
Other income										11
Income tax expense										(91)
Net income										$491

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Nine Months Ended September 30, 2026
Casino	$1,520	$1,646	$519	$434	$265	$—	$4,384	$3,066	$—	$7,450
Rooms	138	307	98	88	13	—	644	468	—	1,112
Food and beverage	49	99	42	22	7	—	219	301	—	520
Mall	191	74	14	118	1	—	398	206	—	604
Convention, retail and other	46	23	5	3	1	77	155	114	—	269
Net revenues	1,944	2,149	678	665	287	77	5,800	4,155	—	9,955
Intersegment revenues	6	—	—	—	—	38	44	6	244	294
Net revenues before intersegment eliminations	1,950	2,149	678	665	287	115	5,844	4,161	244	10,249
Less:
Payroll and related expenses	344	348	152	90	80	38	1,052	625	—	1,677
Gaming taxes	739	904	271	271	128	—	2,313	782	—	3,095
Other expenses(1)	259	304	125	85	45	69	887	687	244	1,818
Segment expenses	1,342	1,556	548	446	253	107	4,252	2,094	244	6,590

Segment/Consolidated adjusted property EBITDA	$608	$593	$130	$219	$34	$8	$1,592	$2,067	$—	$3,659
Other Operating Costs and Expenses
Stock-based compensation(2)										(15)
Corporate										(245)
Pre-opening										(14)
Development										(121)
Depreciation and amortization										(1,047)
Amortization of leasehold interests in land										(63)
Loss on disposal or impairment of assets										(14)
Operating income										2,140
Other Non-Operating Costs and Expenses
Interest income										89
Interest expense, net of amounts capitalized										(563)
Other expense										(3)
Income tax expense										(297)
Net income										$1,366

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	The Venetian Macao	The Londoner Macao	The Parisian Macao	The Plaza Macao and Four Seasons Macao	Sands Macao	Ferry Operations and Other	Total Macao	Marina Bay Sands	Inter-company Royalties	Total

	(In millions)
Nine Months Ended September 30, 2025
Casino	$1,562	$1,422	$479	$386	$197	$—	$4,046	$3,002	$—	$7,048
Rooms	155	270	103	85	13	—	626	417	—	1,043
Food and beverage	46	82	37	21	7	—	193	260	—	453
Mall	185	65	15	114	—	—	379	193	—	572
Convention, retail and other	39	18	5	2	1	76	141	111	—	252
Net revenues	1,987	1,857	639	608	218	76	5,385	3,983	—	9,368
Intersegment revenues	6	—	—	—	—	21	27	4	208	239
Net revenues before intersegment eliminations	1,993	1,857	639	608	218	97	5,412	3,987	208	9,607
Less:
Payroll and related expenses	325	295	147	81	68	34	950	552	—	1,502
Gaming taxes	746	749	238	236	93	—	2,062	731	—	2,793
Other expenses(1)	219	236	91	77	30	45	698	588	208	1,494
Segment expenses	1,290	1,280	476	394	191	79	3,710	1,871	208	5,789

Segment/Consolidated adjusted property EBITDA	$703	$577	$163	$214	$27	$18	$1,702	$2,116	$—	$3,818
Other Operating Costs and Expenses
Stock-based compensation(2)										(17)
Corporate										(220)
Pre-opening										(20)
Development										(210)
Depreciation and amortization										(1,101)
Amortization of leasehold interests in land										(56)
Loss on disposal or impairment of assets										(83)
Operating income										2,111
Other Non-Operating Costs and Expenses
Interest income										123
Interest expense, net of amounts capitalized										(555)
Other expense										(12)
Loss on modification or early retirement of debt										(5)
Income tax expense										(244)
Net income										$1,418
____________________
(1)Consists of gaming and non-gaming operating expenses and selling, general and administrative expenses for each segment.
(2)During the three months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense of $18 million and $26 million, respectively, of which $12 million and $15 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

During the nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense of $57 million and $52 million, respectively, of which $42 million and $35 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.

LAS VEGAS SANDS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025

	(In millions)
Capital Expenditures
Corporate and Other	$40	$35
Macao:
The Venetian Macao	195	131
The Londoner Macao	79	271
The Parisian Macao	30	14
The Plaza Macao and Four Seasons Macao	10	6
Sands Macao	13	11
Ferry Operations and Other	2	1
	329	434
Marina Bay Sands	438	425
Total capital expenditures	$807	$894

	September 30, 2026	December 31, 2025

	(In millions)
Total Assets
Corporate and Other	$2,099	$3,614
Macao:
The Venetian Macao	2,444	2,689
The Londoner Macao	4,513	4,635
The Parisian Macao	1,535	1,636
The Plaza Macao and Four Seasons Macao	937	953
Sands Macao	260	258
Ferry Operations and Other	126	375
	9,815	10,546
Marina Bay Sands	7,504	7,760
Total assets	$19,418	$21,920

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
Operations
Summary Financial Results

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions, except per share data)
Net revenues	$3,216	$3,331	$(115)	(3.5)%
Operating income	618	719	(101)	(14.0)%
Net income	352	491	(139)	(28.3)%
Diluted earnings per share	0.48	0.61	(0.13)	(21.3)%
Consolidated adjusted property EBITDA(1)	1,119	1,344	(225)	(16.7)%

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions, except per share data)
Net revenues	$9,955	$9,368	$587	6.3%
Operating income	2,140	2,111	29	1.4%
Net income	1,366	1,418	(52)	(3.7)%
Diluted earnings per share	1.86	1.77	0.09	5.1%
Consolidated adjusted property EBITDA(1)	3,659	3,818	(159)	(4.2)%
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
Macao
Our Macao operations continue to face a competitive operating environment, with adjusted property EBITDA decreasing $110 million, or 6.5%, compared with the nine months ended September 30, 2025, despite net revenues increasing $415 million, or 7.7%, compared with the nine months ended September 30, 2025. Although net revenues showed growth year over year, this was offset by increased costs on patron reinvestment and increased payroll costs related to the competitive environment and an increase in table game hours and service levels.
Singapore
Our Singapore operations continued to generate net revenue growth with net revenues increasing $172 million, or 4.3%, compared with the nine months ended September 30, 2025. The increase in net revenues was primarily driven by a 2.1% increase in net gaming revenue to $3.07 billion, as well as increases in non-gaming revenues supported by the property’s unique and luxurious integrated resort offerings. Despite net revenue growth year over year, adjusted property EBITDA was lower by $49 million, or 2.3%, compared to the nine months ended September 30, 2025, primarily driven by higher casino operating expenses.

Summary
During the nine months ended September 30, 2026, we continued to execute our strategic objectives as table games and slot volumes increased year over year in both Singapore and Macao, while we also continued to increase the return of capital to stockholders, with the repurchase of $2.48 billion (exclusive of commissions and excise tax) of our common stock and dividend payments totaling $593 million. We will continue to invest in premium suites and other hospitality offerings, such as the current room renovation and premium suite expansion at The Venetian Macao, as well as increasing overall service levels for our VIPs and premium patrons in Macao.
We believe we have a strong balance sheet and sufficient liquidity in place, including total unrestricted cash and cash equivalents of $2.86 billion, and access to $4.27 billion of available borrowing capacity under our U.S., SCL and Singapore revolving credit facilities as of September 30, 2026. We believe we are able to support our continuing operations, complete the major construction projects that are underway and maintain our share repurchase and dividend programs to continue to return excess capital to stockholders.
Critical Accounting Policies and Estimates
For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2025 Annual Report on Form 10-K filed on February 6, 2026.
There were no newly identified significant accounting policies and estimates during the nine months ended September 30, 2026, nor were there any material changes to the critical accounting policies and estimates discussed in our 2025 Annual Report.
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
We view Rolling Chip win as a percentage of Rolling Chip volume, Non-Rolling Chip win as a percentage of drop and slot hold (amount won by the casino) as a percentage of slot handle. Win or hold percentage represents the percentage of Rolling Chip volume, Non-Rolling Chip drop or slot handle that is won by the casino and recorded as casino revenue. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis. Our Rolling Chip table games are expected to produce a win percentage of 3.3% in Macao. During the three months ended September 30, 2025, we revised our expected win percentage for Singapore to be based on the theoretical hold percentage measured by technology-enabled tables (“smart tables”). The theoretical hold percentage based on smart table data was 3.6%, 4.2% and 4.6% for the three months ended March 31, June 30 and September 30, 2026, respectively, and 4.2% and 3.9% for the three months ended September 30 and December 31, 2025, respectively, in Singapore. Our Non-Rolling Chip table games have produced a trailing 12-month win percentage of 22.0%, 21.2%, 21.3%, 20.7%, 14.6% and 21.4% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Our slot machines have produced a trailing 12-month hold percentage of 3.8%, 3.8%, 3.5%, 1.9%, 2.1% and 4.4% at The Venetian Macao, The Londoner Macao, The Parisian Macao, The Plaza Macao and Four Seasons Macao, Sands Macao and Marina Bay Sands, respectively. Actual win and hold percentages may vary from our expected win percentage and the trailing 12-month win and hold percentages. Generally, slot machine play is conducted on a cash basis. In Macao and Singapore, 10.9% and 11.1%, respectively, of our table games play was conducted on a credit basis for the nine months ended September 30, 2026.
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
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Operating Revenues
Our net revenues consisted of the following:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions)
Casino	$2,370	$2,506	$(136)	(5.4)%
Rooms	376	374	2	0.5%
Food and beverage	176	165	11	6.7%
Mall	202	199	3	1.5%
Convention, retail and other	92	87	5	5.7%
Total net revenues	$3,216	$3,331	$(115)	(3.5)%
Consolidated net revenues decreased due to a $142 million decrease at Marina Bay Sands, partially offset by a $27 million increase at our Macao operations.
Net casino revenues decreased due to a $161 million decrease at Marina Bay Sands, partially offset by a $25 million increase at our Macao operations. Casino revenues at Marina Bay Sands decreased as lower win percentages reduced Non-Rolling Chip win despite higher volume, while lower volume and win percentages reduced Rolling Chip win. Casino revenues at our Macao operations increased on higher table game and slot volumes, partially offset by lower Non-Rolling Chip win percentages. The following table summarizes our casino activity:

	Three Months Ended September 30,
	2026	2025	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$507	$543	(6.6)%
Non-Rolling Chip drop	$2,354	$2,390	(1.5)%
Non-Rolling Chip win percentage	22.4%	23.6%	(1.2)	pts
Rolling Chip volume	$917	$635	44.4%
Rolling Chip win percentage	3.97%	5.87%	(1.90)	pts
Slot handle	$1,367	$1,430	(4.4)%
Slot hold percentage	3.5%	3.6%	(0.1)	pts

	Three Months Ended September 30,
	2026	2025	Change

	(Dollars in millions)
The Londoner Macao
Total net casino revenues	$514	$525	(2.1)%
Non-Rolling Chip drop	$2,803	$2,268	23.6%
Non-Rolling Chip win percentage	18.6%	23.4%	(4.8)	pts
Rolling Chip volume	$3,216	$2,312	39.1%
Rolling Chip win percentage	3.43%	3.65%	(0.22)	pts
Slot handle	$2,256	$2,141	5.4%
Slot hold percentage	4.0%	3.9%	0.1	pts
The Parisian Macao
Total net casino revenues	$178	$163	9.2%
Non-Rolling Chip drop	$761	$785	(3.1)%
Non-Rolling Chip win percentage	22.5%	21.5%	1.0	pts
Rolling Chip volume(1)	$—	$—	—%
Rolling Chip win percentage(1)	—%	—%	—	pts
Slot handle	$1,404	$1,007	39.4%
Slot hold percentage	3.7%	3.6%	0.1	pts
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$163	$132	23.5%
Non-Rolling Chip drop	$785	$683	14.9%
Non-Rolling Chip win percentage	22.2%	25.7%	(3.5)	pts
Rolling Chip volume	$1,584	$1,402	13.0%
Rolling Chip win percentage	3.76%	1.84%	1.92	pts
Slot handle(2)	$—	$15	(100.0)%
Slot hold percentage(2)	—%	2.5%	—	pts
Sands Macao
Total net casino revenues	$92	$66	39.4%
Non-Rolling Chip drop	$480	$371	29.4%
Non-Rolling Chip win percentage	15.5%	16.4%	(0.9)	pts
Rolling Chip volume	$22	$18	22.2%
Rolling Chip win percentage	11.22%	3.08%	8.14	pts
Slot handle	$1,568	$626	150.5%
Slot hold percentage	2.1%	2.8%	(0.7)	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$916	$1,077	(14.9)%
Non-Rolling Chip drop	$2,874	$2,552	12.6%
Non-Rolling Chip win percentage	18.7%	24.5%	(5.8)	pts
Rolling Chip volume	$8,429	$9,069	(7.1)%
Rolling Chip win percentage	4.53%	4.84%	(0.31)	pts
Slot handle	$6,539	$6,406	2.1%
Slot hold percentage	4.4%	4.4%	—	pts
__________________________
(1)    Rolling Chip tables are made available based on demand.
(2)    Slot machines were relocated to other properties during the three months ended March 31, 2026.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues increased due to an $8 million increase at Marina Bay Sands, partially offset by a $6 million decrease at our Macao operations. Marina Bay Sands room revenues increased driven by an increase in ADR, primarily due to the May 2025 completion of extensive renovations to introduce world class suites. Room revenues at our Macao operations decreased due to a decrease in available rooms, primarily due to the room renovations at The Venetian Macao, which commenced in the first quarter of 2026, partially offset by increases in ADR and occupancy. The following table summarizes the results of our room activity:

	Three Months Ended September 30,
	2026	2025	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao(1)
Total room revenues	$44	$52	(15.4)%
Occupancy rate	98.3%	98.0%	0.3	pts
Average daily room rate (ADR)	$200	$200	—%
Revenue per available room (RevPAR)	$197	$196	0.5%
The Londoner Macao
Total room revenues	$103	$102	1.0%
Occupancy rate	97.5%	96.4%	1.1	pts
Average daily room rate (ADR)	$264	$262	0.8%
Revenue per available room (RevPAR)	$257	$253	1.6%
The Parisian Macao
Total room revenues	$33	$34	(2.9)%
Occupancy rate	98.3%	97.0%	1.3	pts
Average daily room rate (ADR)	$144	$151	(4.6)%
Revenue per available room (RevPAR)	$142	$147	(3.4)%
The Plaza Macao and Four Seasons Macao
Total room revenues	$30	$28	7.1%
Occupancy rate	96.1%	92.6%	3.5	pts
Average daily room rate (ADR)	$504	$493	2.2%
Revenue per available room (RevPAR)	$485	$456	6.4%
Sands Macao
Total room revenues	$4	$4	—%
Occupancy rate	99.4%	98.4%	1.0	pts
Average daily room rate (ADR)	$162	$166	(2.4)%
Revenue per available room (RevPAR)	$161	$164	(1.8)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$162	$154	5.2%
Occupancy rate	95.8%	95.5%	0.3	pts
Average daily room rate (ADR)	$1,038	$982	5.7%
Revenue per available room (RevPAR)	$994	$937	6.1%
__________________________
(1)    We anticipate approximately 500 rooms, on average, to be out of service through the fourth quarter of 2027 due to room renovations.
Food and beverage revenues increased due to increases of $9 million and $2 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was due to increased volume at existing outlets, while the increase at our Macao operations was due to increased business volume at existing outlets and banquet operations.

Mall revenues increased due to increases of $2 million and $1 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was driven by increases of $2 million in base rent and $1 million in overage rent, partially offset by a $1 million decrease in revenues related to common area maintenance (“CAM”). The increase at Marina Bay Sands was due to an increase of $1 million in base rent. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Three Months Ended September 30,
	2026	2025	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$63	$64	(1.6)%
Mall gross leasable area (in square feet)	839,415	829,395	1.2%
Occupancy	94.1%	87.8%	6.3	pts
Base rent per square foot	$266	$286	(7.0)%
Tenant sales per square foot	$2,201	$1,798	22.4%
Shoppes at Londoner
Total mall revenues	$26	$23	13.0%
Mall gross leasable area (in square feet)	518,620	518,267	0.1%
Occupancy	82.4%	78.1%	4.3	pts
Base rent per square foot	$187	$177	5.6%
Tenant sales per square foot	$1,924	$1,454	32.3%
Shoppes at Parisian
Total mall revenues	$5	$5	—%
Mall gross leasable area (in square feet)	252,775	257,918	(2.0)%
Occupancy	69.5%	70.4%	(0.9)	pts
Base rent per square foot	$72	$84	(14.3)%
Tenant sales per square foot	$421	$455	(7.5)%
Shoppes at Four Seasons
Total mall revenues	$37	$38	(2.6)%
Mall gross leasable area (in square feet)	261,669	248,304	5.4%
Occupancy	92.6%	94.2%	(1.6)	pts
Base rent per square foot	$608	$615	(1.1)%
Tenant sales per square foot	$4,608	$4,366	5.5%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$70	$69	1.4%
Mall gross leasable area (in square feet)	616,037	620,530	(0.7)%
Occupancy	99.5%	95.9%	3.6	pts
Base rent per square foot	$403	$385	4.7%
Tenant sales per square foot	$3,318	$2,893	14.7%
__________________________
Note:    This table excludes the results of our retail outlets at Sands Macao.

Operating Expenses
Our operating expenses consisted of the following:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions)
Casino	$1,408	$1,353	$55	4.1%
Rooms	94	89	5	5.6%
Food and beverage	151	144	7	4.9%
Mall	25	25	—	—%
Convention, retail and other	71	61	10	16.4%
Provision for credit losses	21	18	3	16.7%
General and administrative	333	308	25	8.1%
Corporate	88	78	10	12.8%
Pre-opening	5	7	(2)	(28.6)%
Development	37	72	(35)	(48.6)%
Depreciation and amortization	340	368	(28)	(7.6)%
Amortization of leasehold interests in land	21	21	—	—%
Loss on disposal or impairment of assets	4	68	(64)	(94.1)%
Total operating expenses	$2,598	$2,612	$(14)	(0.5)%
Operating expenses decreased primarily due to our decisions to no longer pursue certain digital gaming activities or a casino license from the state of New York, which resulted in an aggregate $60 million impairment charge recorded during the three months ended September 30, 2025, and a decrease in the related development costs. Operating expenses at Marina Bay Sands decreased $27 million, while they increased $97 million at our Macao operations.
Casino expenses increased due to a $60 million increase at our Macao operations, partially offset by a $5 million decrease at Marina Bay Sands. The increase at our Macao operations was primarily attributable to a $23 million increase in gaming taxes, consistent with increased gross gaming revenues, and $20 million in higher payroll and related expenses due to increases in table game hours and the competitive environment in Macao. The decrease at Marina Bay Sands was primarily attributable to a $19 million decrease in gaming taxes, consistent with decreased gross gaming revenues, partially offset by an increase in gaming tax rates from 8% to 12% on premium play due to the tiered tax structure in Singapore as we met the threshold in June 2026 versus July 2025, and a $6 million increase in payroll and related expenses.
Room expenses increased due to increases of $4 million and $1 million at our Macao operations and Marina Bay Sands, respectively, primarily due to increased payroll and related expenses across our properties.
Food and beverage expenses increased due to increases of $4 million and $3 million at our Macao operations and Marina Bay Sands, respectively, primarily due to increased payroll and related costs and business volumes across our properties.
Convention, retail and other expenses increased due to increases of $8 million and $2 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was due to increases of $5 million in entertainment expenses, $3 million in limo expenses and $1 million in retail expenses, consistent with increased related revenues, and $1 million in ferry operations due to increased gas and oil prices, partially offset by a $2 million decrease in other expenses. The increase at Marina Bay Sands was driven by a $1 million increase in convention expenses.
The provision for credit losses increased due to a $6 million increase at our Macao operations, partially offset by a $3 million decrease at Marina Bay Sands. The increase at our Macao operations resulted from a $10 million increase in provision during the current quarter, partially offset by a $4 million increase in settlements of previously reserved accounts. The decrease at Marina Bay Sands resulted from a $9 million decrease in provision during the current quarter, partially offset by a $6 million decrease in settlements of previously reserved accounts. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.

General and administrative expenses increased primarily due to a $12 million increase at each of Marina Bay Sands and our Macao operations. The increase at Marina Bay Sands was primarily due to increases of $6 million in payroll and related expenses, mainly due to increased salaries and headcount, $2 million in property taxes and $2 million in facilities expenses, primarily related to increased utility costs. The increase at our Macao operations was primarily due to increases of $6 million in facilities expenses, primarily relating to repairs and maintenance, and $4 million in marketing expenses.
Corporate expenses increased primarily due to increases of $7 million in professional fees and services, $3 million in travel and $2 million in information technology related costs, partially offset by a decrease of $4 million in non-profit sponsorships, driven by the timing of sponsored events.
Pre-opening expenses for the three months ended September 30, 2026 and 2025, were $5 million and $7 million, respectively, primarily related to property taxes for the MBS Expansion Project, as defined below.
Development expenses include the costs that were associated with our evaluation and pursuit of new business opportunities. During the three months ended September 30, 2026, these costs were primarily attributable to $31 million from our digital gaming related efforts and $4 million for opportunities in Texas. During the three months ended September 30, 2025, the costs were primarily attributable to $51 million from our digital gaming related efforts and $20 million for opportunities in New York and Texas.
Depreciation and amortization decreased primarily due to a $32 million decrease at Marina Bay Sands, partially offset by a $6 million increase at our Macao operations. The decrease at Marina Bay Sands was due to assets fully depreciated during the prior year and through the third quarter of the current year. The increase at our Macao operations was primarily due to an $11 million increase related to asset additions, partially offset by a $5 million decrease related to assets fully depreciated, during the prior year and through the third quarter of the current year.
Loss on disposal or impairment of assets was $4 million for the three months ended September 30, 2026, primarily related to $3 million in demolition costs, driven by The Venetian Macao room renovations. Loss on disposal or impairment of assets was $68 million for the three months ended September 30, 2025, consisting primarily of impairments of $51 million on assets associated with the decision to no longer pursue the development of certain digital gaming activities, $9 million related to assets associated with the decision to no longer pursue a casino license from the state of New York and $3 million related to certain assets in Texas, and losses of $4 million in Macao due to asset disposals at The Londoner Macao and The Venetian Macao.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$205	$242	$(37)	(15.3)%
The Londoner Macao	178	219	(41)	(18.7)%
The Parisian Macao	46	53	(7)	(13.2)%
The Plaza Macao and Four Seasons Macao	85	74	11	14.9%
Sands Macao	14	8	6	75.0%
Ferry Operations and Other	1	5	(4)	(80.0)%
	529	601	(72)	(12.0)%
Marina Bay Sands	590	743	(153)	(20.6)%
Consolidated adjusted property EBITDA(1)	$1,119	$1,344	$(225)	(16.7)%
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

	Three Months Ended September 30,
	2026	2025

	(In millions)
Consolidated adjusted property EBITDA	$1,119	$1,344

Other Operating Costs and Expenses
Stock-based compensation(a)	(6)	(11)
Corporate	(88)	(78)
Pre-opening	(5)	(7)
Development	(37)	(72)
Depreciation and amortization	(340)	(368)
Amortization of leasehold interests in land	(21)	(21)
Loss on disposal or impairment of assets	(4)	(68)
Operating income	618	719
Other Non-Operating Costs and Expenses
Interest income	23	39
Interest expense, net of amounts capitalized	(186)	(187)
Other income (expense)	(1)	11
Income tax expense	(102)	(91)
Net income	$352	$491
__________________________
(a)During the three months ended September 30, 2026 and 2025, we recorded stock-based compensation expense of $18 million and $26 million, respectively, of which $12 million and $15 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations decreased primarily due to increases in casino expenses, primarily in sales and marketing costs to attract patrons to our properties, and payroll and related expenses due to the competitive environment in Macao.
Adjusted property EBITDA at Marina Bay Sands decreased primarily due to a decrease in casino operations, driven by lower table games win percentages and increased payroll and related expenses, partially offset by a decrease in gaming taxes, consistent with decreased gross gaming revenues.
Interest Expense
The following table summarizes information related to interest expense:

	Three Months Ended September 30,
	2026	2025

	(Dollars in millions)
Interest cost	$191	$190
Less — capitalized interest	(5)	(3)
Interest expense, net	$186	$187
Weighted average total debt balance	$15,528	$15,942
Weighted average interest rate	4.7%	4.5%
Interest cost was primarily impacted by an increase in the weighted average interest rate, partially offset by a decrease in our weighted average total debt balance. The weighted average interest rate increased primarily due to higher rates on the LVSC senior notes issued in May 2026 and the 2024 SCL Credit Facility, partially offset by lower rates on the 2025 Singapore Credit Facility. The weighted average total debt balance decreased primarily due to the repayments of HKD 4.80 billion (approximately $613 million at exchange rates in effect at the time of the payments) under the 2024 SCL Revolving Facility during the nine months ended September 30, 2026, partially offset by the SGD 458 million (approximately $358 million at exchange rates in effect at the time of the transactions) drawn under the 2025 Singapore Credit Facility during the nine months ended September 30, 2026, which was used for construction purposes and to reimburse the Company for the payment due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the Additional Gross Floor Area.
Other Factors Affecting Earnings
Interest income was $23 million for the three months ended September 30, 2026, compared to $39 million for the three months ended September 30, 2025. The decrease was attributable to the early settlement of the seller financing loan in May 2026, which bore interest at 4.25% per annum.
Other expense was $1 million for the three months ended September 30, 2026, compared to other income of $11 million for the three months ended September 30, 2025. Other expense during the three months ended September 30, 2026, was primarily attributable to foreign currency remeasurement losses on U.S. dollar denominated cash deposits held by Marina Bay Sands Pte. Ltd. (“MBS,” our wholly owned subsidiary).
Our income tax expense was $102 million on income before income taxes of $454 million for the three months ended September 30, 2026, resulting in a 22.5% effective income tax rate. This compares to a 15.6% effective income tax rate for the three months ended September 30, 2025. The increased effective income tax rate was primarily due to income tax benefits recognized in 2025 in connection with the impairment recorded during the three months ended September 30, 2025, related to our decision to no longer pursue the development of certain digital gaming activities, as well as changes in our geographic mix of earnings. The income tax expense for the three months ended September 30, 2026, reflects a 17% statutory tax rate on our Singapore operations and a 21% corporate income tax on our domestic operations.
Our operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, Venetian Macau Limited (“VML”), a subsidiary of Sands China Ltd. (“SCL”) and its peers received a corporate income tax exemption on gaming operations through December 31, 2027. Additionally, we entered into a shareholder dividend tax agreement with the Macao government, which provided for a payment at an applicable rate of gross gaming revenue for the tax year 2023 through the tax year 2025 as a substitution for a 12% tax otherwise due from VML’s shareholders on dividend distributions paid from VML’s gaming profits. In January 2026, we requested this tax agreement be extended through December 31, 2027. The effective income tax rate for the three months ended September 30, 2026, anticipates a similar shareholder dividend tax agreement will be entered into for 2026 and 2027; however, there is no assurance such agreement will be granted.
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
The net income attributable to noncontrolling interests was $48 million for the three months ended September 30, 2026, compared to $72 million for the three months ended September 30, 2025. These amounts were related to the noncontrolling interest of SCL. The decrease of $24 million was primarily due to a decrease in the net income of SCL for the three months ended September 30, 2026 and our purchases of additional SCL shares during 2026, which resulted in our ownership of SCL having increased from 74.49% as of September 30, 2025 to 75.56% as of September 30, 2026.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Operating Revenues
Our net revenues consisted of the following:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions)
Casino	$7,450	$7,048	$402	5.7%
Rooms	1,112	1,043	69	6.6%
Food and beverage	520	453	67	14.8%
Mall	604	572	32	5.6%
Convention, retail and other	269	252	17	6.7%
Total net revenues	$9,955	$9,368	$587	6.3%
Consolidated net revenues increased due to increases of $415 million and $172 million at our Macao operations and Marina Bay Sands, respectively.
Net casino revenues increased due to increases of $338 million and $64 million at our Macao operations and Marina Bay Sands, respectively. Casino revenues increased across our properties, except for The Venetian Macao. We experienced higher table games and slot volumes, partially offset by lower table games win and slot hold percentages and increased patron investment. The following table summarizes the results of our casino activity:

	Nine Months Ended September 30,
	2026	2025	Change

	(Dollars in millions)
Macao Operations:
The Venetian Macao
Total net casino revenues	$1,520	$1,562	(2.7)%
Non-Rolling Chip drop	$7,390	$6,997	5.6%
Non-Rolling Chip win percentage	21.6%	23.2%	(1.6)	pts
Rolling Chip volume	$2,902	$2,356	23.2%
Rolling Chip win percentage	2.74%	3.68%	(0.94)	pts
Slot handle	$4,307	$4,206	2.4%
Slot hold percentage	3.9%	3.6%	0.3	pts
The Londoner Macao
Total net casino revenues	$1,646	$1,422	15.8%
Non-Rolling Chip drop	$7,821	$6,219	25.8%
Non-Rolling Chip win percentage	20.7%	22.8%	(2.1)	pts
Rolling Chip volume	$11,421	$6,113	86.8%
Rolling Chip win percentage	3.46%	3.78%	(0.32)	pts
Slot handle	$6,702	$5,923	13.2%
Slot hold percentage	3.9%	3.8%	0.1	pts
The Parisian Macao
Total net casino revenues	$519	$479	8.4%
Non-Rolling Chip drop	$2,463	$2,176	13.2%
Non-Rolling Chip win percentage	21.4%	21.3%	0.1	pts
Rolling Chip volume(1)	$1,517	$709	114.0%
Rolling Chip win percentage(1)	0.74%	4.25%	(3.51)	pts
Slot handle	$3,850	$2,768	39.1%
Slot hold percentage	3.6%	3.8%	(0.2)	pts

	Nine Months Ended September 30,
	2026	2025	Change

	(Dollars in millions)
The Plaza Macao and Four Seasons Macao
Total net casino revenues	$434	$386	12.4%
Non-Rolling Chip drop	$2,504	$2,023	23.8%
Non-Rolling Chip win percentage	21.3%	23.4%	(2.1)	pts
Rolling Chip volume	$6,604	$4,934	33.8%
Rolling Chip win percentage	2.25%	2.33%	(0.08)	pts
Slot handle(2)	$—	$55	(100.0)%
Slot hold percentage(2)	—%	2.3%	—	pts
Sands Macao
Total net casino revenues	$265	$197	34.5%
Non-Rolling Chip drop	$1,509	$1,140	32.4%
Non-Rolling Chip win percentage	14.5%	15.5%	(1.0)	pts
Rolling Chip volume	$77	$100	(23.0)%
Rolling Chip win percentage	8.54%	4.35%	4.19	pts
Slot handle	$4,512	$1,798	150.9%
Slot hold percentage	2.1%	2.9%	(0.8)	pts
Singapore Operations:
Marina Bay Sands
Total net casino revenues	$3,066	$3,002	2.1%
Non-Rolling Chip drop	$8,396	$7,217	16.3%
Non-Rolling Chip win percentage	21.0%	23.7%	(2.7)	pts
Rolling Chip volume	$35,663	$26,042	36.9%
Rolling Chip win percentage	4.09%	4.63%	(0.54)	pts
Slot handle	$19,534	$18,409	6.1%
Slot hold percentage	4.4%	4.4%	—	pts
__________________________
(1)    Rolling Chip tables are made available based on demand.
(2)    Slot machines were relocated to other properties during the three months ended March 31, 2026.
In our experience, average win percentages remain fairly consistent when measured over extended periods of time with a significant volume of wagers, but can vary considerably within shorter time periods as a result of the statistical variances associated with games of chance in which large amounts are wagered.

Room revenues increased due to increases of $51 million and $18 million at Marina Bay Sands and our Macao operations, respectively. Marina Bay Sands room revenues increased driven by an increase in ADR, as well as an increase in available rooms, primarily due to the May 2025 completion of extensive renovations to introduce world class suites. Room revenues at our Macao operations increased driven by an increase in available rooms in connection with the conversion of the Sheraton towers to the Londoner Grand, which was completed in April 2025, partially offset by a decrease in available rooms due to the room renovations at The Venetian Macao, which commenced in the first quarter of 2026. The following table summarizes the results of our room activity:

	Nine Months Ended September 30,
	2026	2025	Change

	(Room revenues in millions)
Macao Operations:
The Venetian Macao(1)
Total room revenues	$138	$155	(11.0)%
Occupancy rate	98.5%	98.8%	(0.3)	pts
Average daily room rate (ADR)	$200	$200	—%
Revenue per available room (RevPAR)	$197	$197	—%
The Londoner Macao
Total room revenues	$307	$270	13.7%
Occupancy rate	97.4%	95.7%	1.7	pts
Average daily room rate (ADR)	$266	$269	(1.1)%
Revenue per available room (RevPAR)	$259	$257	0.8%
The Parisian Macao
Total room revenues	$98	$103	(4.9)%
Occupancy rate	98.2%	98.7%	(0.5)	pts
Average daily room rate (ADR)	$145	$151	(4.0)%
Revenue per available room (RevPAR)	$142	$149	(4.7)%
The Plaza Macao and Four Seasons Macao
Total room revenues	$88	$85	3.5%
Occupancy rate	95.4%	94.0%	1.4	pts
Average daily room rate (ADR)	$510	$499	2.2%
Revenue per available room (RevPAR)	$487	$469	3.8%
Sands Macao
Total room revenues	$13	$13	—%
Occupancy rate	99.3%	98.9%	0.4	pts
Average daily room rate (ADR)	$162	$172	(5.8)%
Revenue per available room (RevPAR)	$161	$170	(5.3)%
Singapore Operations:
Marina Bay Sands
Total room revenues	$468	$417	12.2%
Occupancy rate	95.7%	95.3%	0.4	pts
Average daily room rate (ADR)	$1,009	$933	8.1%
Revenue per available room (RevPAR)	$965	$889	8.5%
__________________________
(1)    We anticipate approximately 500 rooms, on average, to be out of service through the fourth quarter of 2027 due to room renovations.
Food and beverage revenues increased due to increases of $41 million and $26 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was due to increased business volume and the opening of a new venue in July 2025. The increase at our Macao operations was due to increased business volume at existing outlets and banquet operations.

Mall revenues increased due to increases of $19 million and $13 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was driven by increases of $14 million in overage rent and $5 million in base rent. The increase at Marina Bay Sands was driven by increases of $9 million in base rent and $5 million in overage rent. For further information related to the financial performance of our malls, see “— Additional Information Regarding our Retail Mall Operations.” The following table summarizes the results of our mall activity:

	Nine Months Ended September 30,(1)
	2026	2025	Change

	(Mall revenues in millions)
Macao Operations:
Shoppes at Venetian
Total mall revenues	$191	$185	3.2%
Mall gross leasable area (in square feet)	839,415	829,395	1.2%
Occupancy	94.1%	87.8%	6.3	pts
Base rent per square foot	$266	$286	(7.0)%
Tenant sales per square foot	$2,201	$1,798	22.4%
Shoppes at Londoner
Total mall revenues	$74	$65	13.8%
Mall gross leasable area (in square feet)	518,620	518,267	0.1%
Occupancy	82.4%	78.1%	4.3	pts
Base rent per square foot	$187	$177	5.6%
Tenant sales per square foot	$1,924	$1,454	32.3%
Shoppes at Parisian
Total mall revenues	$14	$15	(6.7)%
Mall gross leasable area (in square feet)	252,775	257,918	(2.0)%
Occupancy	69.5%	70.4%	(0.9)	pts
Base rent per square foot	$72	$84	(14.3)%
Tenant sales per square foot	$421	$455	(7.5)%
Shoppes at Four Seasons
Total mall revenues	$118	$114	3.5%
Mall gross leasable area (in square feet)	261,669	248,304	5.4%
Occupancy	92.6%	94.2%	(1.6)	pts
Base rent per square foot	$608	$615	(1.1)%
Tenant sales per square foot	$4,608	$4,366	5.5%
Singapore Operations:
The Shoppes at Marina Bay Sands
Total mall revenues	$206	$193	6.7%
Mall gross leasable area (in square feet)	616,037	620,530	(0.7)%
Occupancy	99.5%	95.9%	3.6	pts
Base rent per square foot	$403	$385	4.7%
Tenant sales per square foot	$3,318	$2,893	14.7%
__________________________
Note: This table excludes the results of our retail outlets at Sands Macao.
(1)    As GLA, occupancy, base rent per square foot and tenant sales per square foot are calculated as of September 30, 2026 and 2025, they are identical to the summary presented herein for the three months ended September 30, 2026 and 2025, respectively.
Convention, retail and other revenues increased due to increases of $14 million and $3 million at our Macao operations and Marina Bay Sands, respectively. The increase in Macao was primarily due to increases of $6 million in limo revenues, $4 million in entertainment revenues, $3 million in retail revenues, due to a new retail shop that opened in September 2025 and increased business volume, $2 million in convention revenues and $3 million in other revenues, partially offset by a decrease of $5 million in ferry operations. The increase at Marina Bay Sands was primarily due to increases of $1 million each in SkyPark, limo and ArtScience revenues due to increased business volume.

Operating Expenses
Our operating expenses consisted of the following:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions)
Casino	$4,262	$3,752	$510	13.6%
Rooms	280	257	23	8.9%
Food and beverage	445	400	45	11.3%
Mall	72	69	3	4.3%
Convention, retail and other	200	177	23	13.0%
Provision for credit losses	86	39	47	120.5%
General and administrative	966	873	93	10.7%
Corporate	245	220	25	11.4%
Pre-opening	14	20	(6)	(30.0)%
Development	121	210	(89)	(42.4)%
Depreciation and amortization	1,047	1,101	(54)	(4.9)%
Amortization of leasehold interests in land	63	56	7	12.5%
Loss on disposal or impairment of assets	14	83	(69)	(83.1)%
Total operating expenses	$7,815	$7,257	$558	7.7%
Operating expenses increased primarily due to increases of $524 million and $203 million at our Macao operations and Marina Bay Sands, respectively. These increases were partially offset by our decisions to no longer pursue certain digital gaming activities or a casino license from the state of New York, which resulted in an aggregate $60 million impairment charge recorded during the nine months ended September 30, 2025, and decreases in the related development costs.
Casino expenses increased due to increases of $403 million and $107 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations was primarily due to a $251 million increase in gaming taxes, consistent with increased gross gaming revenues, and increases of $79 million in payroll and related expenses and $29 million in casino marketing expenses. The increase at Marina Bay Sands was primarily due to a $51 million increase in gaming taxes, consistent with increased gross gaming revenues, as well as an increase in gaming tax rates from 8% to 12% on premium play due to the tiered tax structure in Singapore as we met the thresholds in June 2026 versus July 2025, and a $27 million increase in payroll and related expenses.
Room expenses increased due to increases of $13 million and $10 million at our Macao operations and Marina Bay Sands, respectively. These increases were driven by increased payroll and related expenses of $8 million and $5 million at our Macao operations and Marina Bay Sands, respectively, and higher costs associated with new and elevated suites and rooms introduced at our properties.
Food and beverage expenses increased due to increases of $25 million and $20 million at Marina Bay Sands and our Macao operations, respectively. The increases were driven by increased payroll and related expenses of $18 million and $7 million at Marina Bay Sands and our Macao operations, respectively, as well as increased business volumes.
Convention, retail and other expenses increased primarily due to increases of $21 million and $4 million at our Macao operations and Marina Bay Sands, respectively. The increases at our Macao operations were primarily due to increases of $9 million in limo expenses, $7 million in entertainment expenses, $3 million in retail expenses, consistent with increased related revenues, and $3 million in ferry operations, due to increased fuel and oil prices. The increase at Marina Bay Sands was primarily due to increases of $2 million in convention expenses, $1 million in entertainment expenses and $1 million in other expenses.
Provision for credit losses increased due to increases of $24 million and $23 million at our Macao operations and Marina Bay Sands, respectively. The increase at our Macao operations resulted from a $34 million increase in provision for the current period, partially offset by a $10 million increase in settlements of previously reserved accounts. The increase at Marina Bay Sands resulted from a $44 million increase in provision during the current period, partially offset by a $21 million increase in settlement of previously reserved accounts. The amount of this provision can vary over short periods of time because of factors specific to the patrons who owe us money from gaming activities. We believe the amount of our provision for credit losses in the future will depend upon the state of the economy, our credit standards, our risk assessments and the judgment of our employees responsible for granting credit.
General and administrative expenses increased due to increases of $54 million and $39 million at Marina Bay Sands and our Macao operations, respectively. The increase at Marina Bay Sands was primarily due to increases of $23 million in payroll and related expenses, mainly due to increased salaries and headcount, $10 million in facilities expenses, primarily related to contract labor and repairs and maintenance, $8 million in property taxes, $5 million in information technology expenses and $3 million in marketing expenses. The increase at our Macao operations was primarily due to increases of $21 million in facilities expenses, primarily related to repairs and maintenance, $11 million in marketing expenses, $5 million in information technology expenses and $2 million in payroll and related expenses.
Corporate expenses increased primarily due to increases of $15 million in payroll and related expenses, driven by the acceleration of restricted stock units that were granted during the first half of the year, $11 million in professional fees and services, $6 million in travel, $2 million in information technology related costs and $2 million in other expenses, partially offset by an $11 million reversal of previously accrued legal fees.
Pre-opening expenses for the nine months ended September 30, 2026 were $14 million at Marina Bay Sands, primarily related to property taxes for the MBS Expansion Project. Pre-opening expenses for the nine months ended September 30, 2025 were $12 million and $8 million at Marina Bay Sands and our Macao operations, respectively. Pre-opening expenses at Marina Bay Sands were due to property taxes related to the MBS Expansion Project. Pre-opening expenses at our Macao operations related to marketing and media expenses for the Londoner Grand.
Development expenses include the costs that were associated with our evaluation and pursuit of new business opportunities. During the nine months ended September 30, 2026, these costs were primarily attributable to $100 million from our digital gaming related efforts and $12 million for opportunities in Texas. During the nine months ended September 30, 2025, these costs were primarily attributable to $146 million from our digital gaming related efforts and $60 million for opportunities in Texas and New York.
Depreciation and amortization decreased primarily due to a $58 million decrease at Marina Bay Sands, partially offset by an $8 million increase at our Macao operations. The decrease at Marina Bay Sands was due to an increase in assets fully depreciated during the prior year and through the third quarter of the current year. The increase at our Macao operations was due to a $41 million increase related to asset additions, partially offset by a $33 million decrease related to assets fully depreciated in the prior year and through the third quarter of the current year.
Loss on disposal or impairment of assets was $14 million for the nine months ended September 30, 2026, primarily related to $6 million in demolition costs, related to The Venetian Macao room renovations, a $5 million impairment due to our decision to not continue the development of certain digital gaming activities, $4 million in asset disposals at our Macao operations, primarily at The Venetian Macao and The Londoner Macao, and $2 million in asset disposals at Marina Bay Sands, partially offset by a $3 million gain on disposal primarily from the sale of two ferries in Macao. Loss on disposal or impairment of assets was $83 million for the nine months ended September 30, 2025, consisting primarily of impairments of $51 million on assets associated with the decision to no longer pursue the development of certain digital gaming activities, $9 million related to assets associated with the decision to no longer pursue a casino license from the state of New York and $3 million related to certain assets in Texas, and losses of $13 million in Macao primarily due to the demolition costs for room renovations at Londoner Grand and $6 million at Corporate primarily due to asset disposals related to an aircraft remodeling.
Segment Adjusted Property EBITDA
The following table summarizes information related to our segments:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change

	(Dollars in millions)
Macao:
The Venetian Macao	$608	$703	$(95)	(13.5)%
The Londoner Macao	593	577	16	2.8%
The Parisian Macao	130	163	(33)	(20.2)%
The Plaza Macao and Four Seasons Macao	219	214	5	2.3%
Sands Macao	34	27	7	25.9%
Ferry Operations and Other	8	18	(10)	(55.6)%
	1,592	1,702	(110)	(6.5)%
Marina Bay Sands	2,067	2,116	(49)	(2.3)%
Consolidated adjusted property EBITDA(1)	$3,659	$3,818	$(159)	(4.2)%
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

	Nine Months Ended September 30,
	2026	2025

	(In millions)
Consolidated adjusted property EBITDA	$3,659	$3,818

Other Operating Costs and Expenses
Stock-based compensation(a)	(15)	(17)
Corporate	(245)	(220)
Pre-opening	(14)	(20)
Development	(121)	(210)
Depreciation and amortization	(1,047)	(1,101)
Amortization of leasehold interests in land	(63)	(56)
Loss on disposal or impairment of assets	(14)	(83)
Operating income	2,140	2,111
Other Non-Operating Costs and Expenses
Interest income	89	123
Interest expense, net of amounts capitalized	(563)	(555)
Other expense	(3)	(12)
Loss on modification or early retirement of debt	—	(5)
Income tax expense	(297)	(244)
Net income	$1,366	$1,418
____________________
(a)During the nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense of $57 million and $52 million, respectively, of which $42 million and $35 million, respectively, was included in corporate expense in the accompanying condensed consolidated statements of operations.
Adjusted property EBITDA at our Macao operations decreased primarily due to increases in casino expenses, primarily in sales and marketing costs to attract patrons to our properties, and payroll and related expenses due to the competitive environment in Macao. The decrease was partially offset by an overall increase in revenues at The Londoner Macao, primarily due to the completion of the Londoner Grand in April 2025.
Adjusted property EBITDA at Marina Bay Sands decreased primarily due to an increase in casino expenses, primarily due to an increase in payroll related expenses.

Interest Expense
The following table summarizes information related to interest expense:

	Nine Months Ended September 30,
	2026	2025

	(Dollars in millions)
Interest cost	$575	$563
Less — capitalized interest	(12)	(8)
Interest expense, net	$563	$555
Weighted average total debt balance	$15,859	$15,225
Weighted average interest rate	4.7%	4.7%
Interest cost was primarily impacted by an increase in our weighted average total debt balance. The weighted average total debt balance increased primarily due to (i) the issuances of the LVSC senior notes in an aggregate amount of $2.50 billion in May 2026 and May 2025, the proceeds from which were used to repay the $1.0 billion 3.500% LVSC Senior Notes due August 2026 in June 2026 and $500 million 2.900% LVSC Senior Notes due June 2025 in June 2025, and to fund our share repurchases; and (ii) additional borrowings under the 2025 Singapore Credit Facility used to fund the payments due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the Additional Land Premium and for construction purposes, partially offset by (iii) the repayments of HKD 4.80 billion (approximately $613 million at exchange rates in effect at the time of the payments) under the 2024 SCL Revolving Facility during the nine months ended September 30, 2026.
Other Factors Affecting Earnings
Interest income was $89 million for the nine months ended September 30, 2026, compared to $123 million for the nine months ended September 30, 2025. The decrease was attributable to the early settlement of the seller financing loan in May 2026, which bore interest at 4.25% per annum, and a decrease in cash available to invest due to share repurchases, dividend payments and development-related spend in the last twelve months.
Other expense was $3 million for the nine months ended September 30, 2026, compared to $12 million for the nine months ended September 30, 2025. Other expense during the nine months ended September 30, 2026, was primarily attributable to foreign currency remeasurement losses driven by U.S. dollar denominated debt held by SCL, partially offset by foreign currency remeasurement gains on U.S. dollar denominated cash deposits held by MBS.
Our income tax expense was $297 million on income before income taxes of $1.66 billion for the nine months ended September 30, 2026, resulting in a 17.9% effective income tax rate. This compares to a 14.7% effective income tax rate for the nine months ended September 30, 2025. The increased effective income tax rate was primarily due to income tax benefits recognized in 2025 in connection with the impairment recorded during the nine months ended September 30, 2025, related to our decision to no longer pursue the development of certain digital gaming activities, as well as changes in our geographic mix of earnings. The income tax expense for the nine months ended September 30, 2026, reflects a 17% statutory tax rate on our Singapore operations and a 21% corporate income tax on our domestic operations.
Our operations in Macao are subject to a 12% statutory income tax rate, but in connection with the 35% gaming tax, VML and its peers received a corporate income tax exemption on gaming operations through December 31, 2027. Additionally, we entered into a shareholder dividend tax agreement with the Macao government, which provided for a payment at an applicable rate of gross gaming revenue for the tax year 2023 through the tax year 2025 as a substitution for a 12% tax otherwise due from VML’s shareholders on dividend distributions paid from VML’s gaming profits. In January 2026, we requested this tax agreement be extended through December 31, 2027. The effective income tax rate for the nine months ended September 30, 2026, anticipates a similar shareholder dividend tax agreement will be entered into for 2026 and 2027; however, there is no assurance such agreement will be granted.
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
The net income attributable to noncontrolling interests was $149 million for the nine months ended September 30, 2026, compared to $186 million for the nine months ended September 30, 2025. These amounts were related to the noncontrolling interest of SCL. The decrease of $37 million was primarily due to a decrease in the net income of SCL for the nine months ended September 30, 2026 and our purchases of additional SCL shares during 2026, which resulted in our ownership of SCL having increased from 74.49% as of September 30, 2025 to 75.56% as of September 30, 2026.

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
The following table summarizes the results of our mall operations on the Cotai Strip and at Marina Bay Sands for the three and nine months ended September 30, 2026 and 2025:

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the three months ended September 30, 2026
Mall revenues:
Minimum rents(1)	$48	$30	$15	$2	$51
Overage rents	7	5	5	2	11
CAM, levies and direct recoveries	8	2	6	1	8
Total mall revenues	63	37	26	5	70
Mall operating expenses:
Common area maintenance	4	2	2	2	7
Marketing and other direct operating expenses	3	2	2	—	1
Mall operating expenses	7	4	4	2	8
Property taxes(2)	—	—	—	—	2
Mall-related expenses(3)	$7	$4	$4	$2	$10
For the three months ended September 30, 2025
Mall revenues:
Minimum rents(1)	$49	$29	$14	$2	$50
Overage rents	7	7	4	—	11
CAM, levies and direct recoveries	8	2	5	3	8
Total mall revenues	64	38	23	5	69
Mall operating expenses:
Common area maintenance	4	1	3	2	7
Marketing and other direct operating expenses	4	2	1	—	1
Mall operating expenses	8	3	4	2	8
Property taxes(2)	—	—	—	—	1
Mall-related expenses(3)	$8	$3	$4	$2	$9
For the nine months ended September 30, 2026
Mall revenues:
Minimum rents(1)	$145	$89	$43	$7	$153
Overage rents	21	21	13	3	30
CAM, levies and direct recoveries	25	8	18	4	23
Total mall revenues	191	118	74	14	206
Mall operating expenses:
Common area maintenance	12	5	7	4	19
Marketing and other direct operating expenses	11	6	4	2	2
Mall operating expenses	23	11	11	6	21
Property taxes(2)	1	—	—	—	5
Mall-related expenses(3)	$24	$11	$11	$6	$26

	Shoppes at Venetian	Shoppes at Four Seasons	Shoppes at Londoner	Shoppes at Parisian	The Shoppes at Marina Bay Sands

	(In millions)
For the nine months ended September 30, 2025
Mall revenues:
Minimum rents(1)	$145	$87	$41	$7	$144
Overage rents	15	19	8	2	25
CAM, levies and direct recoveries	25	8	16	6	24
Total mall revenues	185	114	65	15	193
Mall operating expenses:
Common area maintenance	11	4	7	4	19
Marketing and other direct operating expenses	10	6	4	2	2
Mall operating expenses	21	10	11	6	21
Property taxes(2)	1	—	—	—	4
Mall-related expenses(3)	$22	$10	$11	$6	$25
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
Macao
As part of the gaming concession entered into by VML and the Macao government (the “Concession”), VML has committed to invest, or cause to be invested, at least 35.84 billion patacas (approximately $4.43 billion at exchange rates in effect on September 30, 2026). Of this total, 33.39 billion patacas (approximately $4.13 billion at exchange rates in effect on September 30, 2026) must be invested in non-gaming projects. These investments must be accomplished by December 2032.
The Macao government conducts annual audits to verify qualified concession investments for the prior year. For the years ended December 31, 2024 and 2023, approximately 5.80 billion patacas (approximately $717 million at exchange rates in effect on September 30, 2026) was confirmed as qualified spend under the Concession. For the year ended December 31, 2025, we spent approximately 2.52 billion patacas (approximately $312 million at exchange rates in effect on September 30, 2026); however, as of the date of this filing, the audit process for the 2025 investments is in progress and the ultimate amount confirmed as qualified spend under the Concession may differ from the amount reported above based on the results of the audit.
On October 23, 2026, VML entered into a limited partnership agreement to participate as a limited partner in the Macao SAR Government Guidance Fund No. 2, Limited Partnership Fund (the “GG Fund”), which was established to support Macao’s economic diversification. The general partner and management entity are entities ultimately owned and controlled by the Macao government.

Amounts contributed to the GG Fund will be credited toward VML’s non-gaming investment commitments under the Concession. Accordingly, the GG Fund commitment replaces other projects and spend anticipated within VML’s previously approved 33.39 billion patacas (approximately $4.13 billion at exchange rates in effect on September 30, 2026) non-gaming investment commitment under the Concession.
Pursuant to the limited partnership agreement and other related documentation relating to VML’s participation, VML has committed to contribute approximately 2.30 billion patacas (approximately $285 million at exchange rates in effect on September 30, 2026) to the GG Fund.
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
Our estimated total project cost is approximately $8.0 billion, inclusive of financing fees and interest, and land premiums. We have incurred approximately $3.1 billion as of September 30, 2026, inclusive of the payment made in 2019 for the lease of the parcels of land underlying the MBS development project site and the payments of 1.13 billion Singapore dollars (“SGD”) (made in April 2025) and SGD 173 million (made in March 2026) (approximately $848 million and $137 million, respectively, at exchange rates in effect at the time of the payment) for the Additional Gaming Area and Additional Gross Floor Area, respectively.
Other
We continue to evaluate additional development projects in each of our markets and pursue new development opportunities globally.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2026	2025

	(In millions)
Net cash generated from operating activities	$2,283	$1,819
Cash flows from investing activities:
Capital expenditures	(807)	(894)
Proceeds from disposal of property and equipment	6	7
Acquisition of intangible assets and other	(5)	(75)
Proceeds from loan receivable	1,264	—
Other	29	11
Net cash generated from (used in) investing activities	487	(951)
Cash flows from financing activities:
Proceeds from exercise of stock options	5	1
Tax withholding on vesting of equity awards	(7)	(2)
Repurchase of common stock	(2,491)	(1,716)
Dividends paid and noncontrolling interest payments	(723)	(664)
Proceeds from debt	2,153	6,781
Repayments of debt	(2,507)	(4,887)
Payments of financing costs	(9)	(201)
Purchase of noncontrolling interest, including settled contracts	(102)	(416)
Unsettled contracts for purchase of noncontrolling interest	—	(59)
Other	(61)	(29)
Net cash used in financing activities	$(3,742)	$(1,192)
Cash Flows — Operating Activities
Table games play at our properties is conducted on a cash and credit basis, while slot machine play is primarily conducted on a cash basis. Our rooms, food and beverage and other non-gaming revenues are conducted primarily on a cash basis and to a lesser extent as a trade receivable. Operating cash flows are generally affected by changes in operating income, accounts receivable, gaming related liabilities and interest payments. Cash flows from operating activities for the nine months ended September 30, 2026, increased $464 million compared to the nine months ended September 30, 2025. The increase in cash generated from operations was primarily due to the $848 million payment for MBS’ purchase of the Additional Gaming Area that occurred in 2025. The increase was partially offset by a decrease in operating income from our Macao and Singapore operations, the $137 million payment for MBS’ Additional Gross Floor Area in March 2026 and a net decrease in cash related to changes in working capital, primarily from accounts receivable, income taxes payable, accruals for gaming taxes and patron-related liabilities.
Cash Flows — Investing Activities
Capital expenditures for the nine months ended September 30, 2026, totaled $807 million. Included in this amount were construction, development and maintenance related costs of $438 million at Marina Bay Sands in Singapore and $329 million in Macao, which consisted of $195 million for The Venetian Macao, $79 million for The Londoner Macao and $55 million for the other Macao properties, and $40 million for corporate and other costs. Additionally, in May 2026, we received $1.26 billion in proceeds from the early repayment of the seller financing loan related to the sale of our Las Vegas real property and operations.
Capital expenditures for the nine months ended September 30, 2025, totaled $894 million. Included in this amount were construction, development and maintenance related costs of $434 million in Macao, which consisted of $271 million for The Londoner Macao, primarily due to the Londoner Grand, $131 million for The Venetian Macao and $32 million for the other Macao properties, and $425 million at Marina Bay Sands in Singapore, primarily due to the room renovations completed across the property, and $35 million for corporate and other costs. Additionally, in March 2025, we paid approximately $75 million to the Singapore Gambling Regulatory Authority as part of the process to renew our gaming license at Marina Bay Sands, which gaming license now expires in April 2028.

Cash Flows — Financing Activities
Net cash flows used in financing activities were $3.74 billion for the nine months ended September 30, 2026. We utilized $2.49 billion for common stock repurchases (inclusive of payments for excise tax), $723 million for dividend and noncontrolling interest payments, net repayments of debt of $354 million primarily related to repayments on the 2024 SCL Revolving Facility, partially offset by proceeds from the 2025 Singapore Delayed Draw Term Loan Facility, and $102 million to purchase SCL shares through open market transactions and a forward contract. Additionally, we paid $61 million in other financial liability payments.
Net cash flows used in financing activities were $1.19 billion for the nine months ended September 30, 2025. We utilized $1.72 billion for common stock repurchases, $664 million for dividend and noncontrolling interest payments, $475 million to purchase SCL shares through open market transactions and forward contracts, and $201 million for deferred offering costs for the refinancing of the $500 million 2.900% LVSC Senior Notes due June 2025 and the 2025 Singapore Credit Facility, and the draw down on the 2024 SCL Term Loan Facility. Additionally, there were net proceeds of debt of $1.89 billion, primarily related to net proceeds received from the issuance of the LVSC senior notes in May 2025 and the 2025 Singapore Credit Facility. Lastly, we paid $30 million in other financial liability payments.
Capital Financing Overview
We fund our development projects primarily through borrowings from our debt instruments and operating cash flows.
In January 2026, we drew down 6.20 billion Hong Kong dollars (“HKD,” approximately $797 million at exchange rates in effect at the time of the transaction) under the 2024 SCL Revolving Facility, the proceeds from which, together with cash on hand, were used to redeem the outstanding principal amount of the $800 million 3.800% SCL Senior Notes due January 8, 2026, and any accrued interest.
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
During the nine months ended September 30, 2026, we paid an aggregate of HKD 4.80 billion (approximately $613 million at exchange rates in effect at the time of the payments) toward the outstanding balance under the 2024 SCL Revolving Facility.
During the nine months ended September 30, 2026, we drew down an aggregate of SGD 458 million (approximately $358 million at exchange rates in effect at the time of the transactions) from the 2025 Singapore Delayed Draw Term Loan Facility for construction purposes and for the payment due to the Singapore government, pursuant to the Second Supplemental Agreement, related to the Additional Gross Floor Area.
Our U.S., SCL and Singapore credit facilities contain various financial covenants, which include maintaining a maximum leverage ratio, as defined per the respective facility agreements. As of September 30, 2026, our U.S., SCL and Singapore leverage ratios, as defined per the respective credit facility agreements, were 1.74x, 3.29x and 1.54x, respectively, compared to the maximum leverage ratios allowed of 4.00x, 4.00x and 4.50x, respectively. If we are unable to maintain compliance with the financial covenants under these credit facilities, we would be in default under the respective credit facilities.
We held unrestricted cash and cash equivalents of $2.86 billion and restricted cash of $125 million as of September 30, 2026, of which approximately $1.74 billion of the unrestricted amount is held by non-U.S. subsidiaries. Of the $1.74 billion, approximately $1.48 billion is available to be repatriated, either in the form of dividends or via intercompany loans or advances, to the U.S., subject to levels of earnings, cash flow generated from gaming operations and various other factors, including dividend requirements to third-party public stockholders in the case of funds being repatriated from SCL, compliance with certain local statutes, laws and regulations currently applicable to our subsidiaries and restrictions in connection with their contractual arrangements. We do not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed in the form of dividends or otherwise.
We believe we have a strong balance sheet and sufficient liquidity in place, including unrestricted cash and cash equivalents of $2.86 billion and cash flow generated from operations, as well as $4.27 billion available for borrowing under our U.S., SCL and Singapore revolving credit facilities, net of outstanding letters of credit.
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

Dividends
In February, May and August 2026, we paid a quarterly dividend of $0.30 per common share as part of a regular cash dividend program and, for the nine months ended September 30, 2026, we recorded $594 million as a distribution against retained earnings.
In October 2026, our Board of Directors declared a quarterly dividend of $0.30 per common share (a total estimated to be approximately $188 million) to be paid on November 10, 2026, to stockholders of record on November 2, 2026. We expect this level of dividend to continue quarterly through the remainder of 2026. Additionally, our Board of Directors announced a $0.24 increase in the Company’s recurring common stock dividend for the 2027 calendar year, raising the annual dividend to $1.44 per share ($0.36 per share per quarter). Our Board of Directors will continue to assess the level of appropriateness of any cash dividends.
In June 2026, SCL paid a dividend of HKD 0.50 per share to SCL shareholders and in August 2026, SCL’s Board of Directors declared a dividend of HKD 0.50 per share, which was paid on October 9, 2026 (a total of $1.03 billion, of which $774 million was attributable to the Company during the nine months ended September 30, 2026).
Purchase of Noncontrolling Interest
During September 2026, our wholly owned subsidiary, Venetian Venture Development Intermediate II (“VVDI II”), entered into a share purchase agreement with a financial institution (the “Agent”) for the purchase of the common stock of SCL (the “SCL VWAP Purchase Agreement”). Pursuant to the terms of the SCL VWAP Purchase Agreement, VVDI II made an up-front payment of HKD 550 million (approximately $70 million at exchange rates in effect at the time of the transaction) to the Agent in September 2026.
The SCL VWAP Purchase Agreement was completed in September 2026 and resulted in the delivery of 45 million shares of SCL common stock to us.
Additionally, during the three months ended September 30, 2026, we purchased common stock of SCL in open market transactions, which resulted in the purchase of 17 million shares of SCL common stock for HKD 243 million (approximately $31 million at exchange rates in effect at the time of the transactions).
The total additional SCL shares purchased related to the above transactions resulted in an increase of our ownership of SCL to approximately 75.56% as of September 30, 2026.
Share Repurchase Program
During the nine months ended September 30, 2026, we repurchased 49 million shares of our common stock for $2.50 billion (including $1 million in commissions and $24 million in excise tax) under our current program. In July 2026, our Board of Directors authorized increasing the remaining share repurchase amount to $6.0 billion and extending the share repurchase program’s expiration date to July 21, 2029. All share repurchases of our common stock have been recorded as treasury stock.
We have approximately $5.06 billion remaining under our authorized share repurchase program. Repurchases of our common stock are made at our discretion in accordance with applicable federal securities laws in the open market or otherwise, including pursuant to plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchases or block trades, subject to market conditions, applicable legal requirements and other factors. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, cash flows, legal requirements, other investment opportunities and market conditions.

Aggregate Indebtedness and Other Contractual Obligations

As of September 30, 2026, there had been no material changes to our aggregated indebtedness and other contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025, with the exception of the new LVSC senior notes, the draw downs on the 2025 Singapore Delayed Draw Term Loan Facility and the 2024 SCL Revolving Facility and the associated interest payments, the extinguishment of the LVSC Senior Notes due August 2026, and the repayments on the 2024 SCL Revolving Facility.

	Payments Due by Period
	2026(1)	2027 - 2028	2029 - 2030	Thereafter	Total

	(In millions)
Debt Obligations
LVSC Senior Notes(2)	$—	$—	$—	$1,000	$1,000
2024 SCL Revolving Facility(2)	—	—	178	—	178
2025 Singapore Delayed Draw Term Loan Facility(2)	—	—	20	1,274	1,294
Fixed interest payments	28	110	110	83	331
Variable interest payments(3)	11	87	75	30	203
Total	$39	$197	$383	$2,387	$3,006
_______________________
(1)Represents the three-month period ending December 31, 2026.
(2)See “Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Debt” for further details on this financing transaction.
(3)Based on the 1-month rate as of September 30, 2026, Hong Kong Interbank Offer Rate (“HIBOR”) of 3.01% and Singapore Overnight Rate Average (“SORA”) of 1.40%, plus the applicable interest rate spread in accordance with the respective debt agreements.
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
As of September 30, 2026, the estimated fair value of our debt was approximately $15.16 billion, compared to its contractual value of $15.43 billion. The estimated fair value of our debt is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). A hypothetical 100 basis point change in market rates would cause the fair value of our debt to change by $239 million. A hypothetical 100 basis point change in HIBOR and SORA would cause our annual interest cost on our debt to change by approximately $58 million.
Foreign currency transaction losses were $5 million for the nine months ended September 30, 2026, primarily due to U.S. dollar denominated debt issued by SCL. We may be vulnerable to changes in the U.S. dollar/SGD and U.S. dollar/pataca exchange rates. Based on balances as of September 30, 2026, a hypothetical 10% adverse change in the U.S. dollar/SGD exchange rate would cause a foreign currency transaction loss of approximately $41 million, and a hypothetical 1% adverse change in the U.S. dollar/pataca exchange rate would cause a foreign currency transaction loss of approximately $5 million (net of the impact from the foreign currency swap agreements and forward contracts). The pataca is pegged to the Hong Kong dollar and the Hong Kong dollar is pegged to the U.S. dollar (within a narrow range). We maintain a significant amount of our operating funds in the same currencies in which we have obligations, thereby reducing our exposure to currency fluctuations.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of September 30, 2026, and have concluded they are effective at the reasonable assurance level.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about share repurchases made each month by the Company of its common stock during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
July 1, 2026 — July 31, 2026	4,401,676	$48.53	4,401,676	$5,797
August 1, 2026 — August 31, 2026	9,817,399	$45.93	9,817,399	$5,346
September 1, 2026 — September 30, 2026	6,748,262	$42.30	6,748,262	$5,061
Total	20,967,337		20,967,337
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
ITEM 5 — OTHER INFORMATION
During the quarter ended September 30, 2026, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

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

LAS VEGAS SANDS CORP.

October 23, 2026	By:	/S/ PATRICK DUMONT
Patrick Dumont Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

October 23, 2026	By:	/S/ RANDY HYZAK
Randy Hyzak Executive Vice President and Chief Financial Officer (Principal Financial Officer)